Form 10-Q
period 1995-03-31
FAIR ISAAC & COMPANY INC
filed 1995-05-11
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              --------------------

                                    FORM 10-Q

      (MARK ONE)

      [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                                 --------------

      [   ]          TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                   to
                                        ----------------     --------------

                             COMMISSION FILE NUMBER
                                     0-16439

                      FAIR, ISAAC AND COMPANY, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                            94-1499887
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


              120 North Redwood Drive, San Rafael, California 94903
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 472-2211



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x    No      .
                                             ------    ------

     The number of shares of Common Stock, $0.01 par value per share, outstanding on May 8, 1995, was 6,118,285.

                                TABLE OF CONTENTS

                                                                 PAGE
                                                                 ----
PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements..............................   3

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....   7


PART II.  OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K..................  10


SIGNATURES   ..................................................  11

EXHIBIT INDEX..................................................  12


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND SEPTEMBER 30, 1994

                             (DOLLARS IN THOUSANDS)


                                                                                                       MARCH 31         September 30
                                                                                                       -----------------------------
                                                                                                       (UNAUDITED)        (audited)

ASSETS
Current assets:
   Cash and cash equivalents ...............................................................           $  5,160            $ 10,990
   Short-term investments ..................................................................              4,899               3,938
   Accounts receivable, net ................................................................             12,251              14,242
   Unbilled work in progress ...............................................................              9,075               6,590
   Deferred income taxes ...................................................................              1,389               1,379
   Prepaid expenses and other current assets ...............................................              4,429               1,188
                                                                                                       --------            --------
     Total current assets ..................................................................             37,203              38,327
Noncurrent assets:
   Long-term investments ...................................................................             10,196              10,461
   Note receivable .........................................................................              2,906               2,915
   Property and equipment, net .............................................................             15,928              12,334
   Intangibles, net ........................................................................              4,081               3,406
   Deferred income taxes and other assets ..................................................              3,297               3,492
                                                                                                       --------            --------

                                                                                                       $ 73,611            $ 70,935
                                                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities ..........................................           $  4,678            $  6,006
   Accrued compensation and employee benefits ..............................................              6,599              10,051
   Billings in excess of earned revenues ...................................................              5,350               4,027
   Income taxes payable ....................................................................                398               1,753
                                                                                                       --------            --------
     Total current liabilities .............................................................             17,025              21,837
   Deferred income taxes and other liabilities .............................................              4,838               3,826
   Capital leases ..........................................................................              2,146               2,333
   Commitments and contingencies ...........................................................               --                  --
                                                                                                       --------            --------
     Total liabilities .....................................................................             24,009              27,996
                                                                                                       --------            --------

Stockholders' equity:
   Common stock ............................................................................                 61                  60
   Paid-in capital in excess of par value ..................................................             14,384              13,210
   Retained earnings .......................................................................             35,335              30,010
   Treasury stock (25,700 shares at 3/31/95; 50,911 shares at
     9/30/94 ...............................................................................               (172)               (341)
   Net unrealized loss on investments ......................................................                 (5)               --
   Cumulative translation adjustment .......................................................                 (1)               --
                                                                                                       --------            --------

Total stockholders' equity .................................................................             49,602              42,939
                                                                                                       --------            --------

                                                                                                       $ 73,611            $ 70,935
                                                                                                       ========            ========

See accompanying notes to the consolidated financial statements



                      FAIR, ISAAC AND COMPANY, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

            FOR THE SIX- AND THREE-MONTH PERIODS ENDED MARCH 31, 1995
                  AND 1994 (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                                               MARCH 31                            MARCH 31
                                                                      --------------------------           -------------------------
                                                                             (UNAUDITED)                          (UNAUDITED)
                                                                             -----------                          -----------
                                                                        1995              1994               1995             1994
                                                                        ----              ----               ----             ----

Revenues ...................................................           $52,015           $42,131           $26,383           $21,025

Costs and expenses:
     Cost of revenues ......................................            19,894            15,961            10,436             8,119
     Sales and marketing ...................................            10,296             8,229             4,946             4,139
     Research and development ..............................             2,143             2,029               930             1,001
     General and administrative ............................            10,589             8,402             5,547             4,087
     Amortization of intangibles ...........................               376               385               167               211
                                                                       -------           -------           -------           -------

         Total costs and expenses ..........................            43,298            35,006            22,026            17,557
                                                                       -------           -------           -------           -------

Income from operations .....................................             8,717             7,125             4,357             3,468
Interest and other income (net) ............................               934               310               561               156
                                                                       -------           -------           -------           -------
Income before income taxes .................................             9,651             7,435             4,918             3,624
Income tax provision .......................................             3,901             2,957             1,990             1,441
                                                                       -------           -------           -------           -------
Net income .................................................           $ 5,750           $ 4,478           $ 2,928           $ 2,183
                                                                       =======           =======           =======           =======
Earnings per share .........................................           $   .91           $   .72           $   .46           $   .35
                                                                       =======           =======           =======           =======
Shares used in computing earnings per
   share ...................................................             6,348             6,234             6,353             6,238
                                                                       =======           =======           =======           =======


   See accompanying notes to the consolidated financial statements.



                      FAIR, ISAAC AND COMPANY, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)


                                                                                                       1995                  1994
                                                                                                       ----                  ----

Cash flows from operating activities:
     Net income ..........................................................................            $  5,750             $  4,478
     Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation and amortization ...................................................               2,762                2,416
         Non-current liabilities .........................................................                 962                  519
         (Increase) decrease in accounts receivable and unbilled
              work in progress ...........................................................                (494)                 225
         Increase in prepaid expenses and other ..........................................                (624)                (117)
         Decrease in accrued compensation and employee
           benefits ......................................................................              (2,596)                (590)
         Decrease in accounts payable and other
           liabilities ...................................................................              (2,378)              (1,169)
         Decrease in income taxes payable ................................................              (3,972)              (1,456)
         Increase in billings in excess of contract costs ................................               1,373                2,273
                                                                                                      --------             --------
              Net cash provided by operating activities ..................................                 783                6,579
                                                                                                      --------             --------

Cash flows from investing activities:
     Additions to property, equipment and computer
         software ........................................................................              (5,685)              (2,656)
     Additions to other assets ...........................................................                (108)                 (63)
     Purchases of investments ............................................................              (5,379)                --
     Proceeds from maturities/sales of investments .......................................               4,674                1,601
                                                                                                      --------             --------
         Net cash used in investing activities ...........................................              (6,498)              (1,118)
                                                                                                      --------             --------

Cash flows from financing activities:
     Reduction of capital lease obligations ..............................................                (187)                (242)
     Issuance of stock ...................................................................                 488                  304
     Payment on note receivable ..........................................................                   9                   10
     Dividends paid ......................................................................                (425)                (411)
                                                                                                      --------             --------
         Net cash used in financing activities ...........................................                (115)                (339)
                                                                                                      --------             --------

Increase (decrease) in cash and cash equivalents .........................................              (5,830)               5,122
Cash and cash equivalents, beginning of period ...........................................              10,990                5,240
                                                                                                      --------             --------
Cash and cash equivalents, end of period .................................................            $  5,160             $ 10,362
                                                                                                      ========             ========


                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        INVESTMENTS AVAILABLE FOR SALE

   Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards #115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are recorded at fair market value at March 31, 1995.

NOTE 2        INCOME TAXES PAID

   Cash payments for income taxes during the six-month periods ended March 31, 1995, and 1994 were $4,986,000 and $2,800,000 respectively.

NOTE 3        NON-CASH TRANSACTIONS

   The Company contributed treasury stock having a market value of $856,000 and $661,000 to the Company's Employee Stock Ownership Plan during the first fiscal quarters of 1995 and 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Fair, Isaac and Company, Incorporated, provides products and services designed to help a variety of businesses use data to make better decisions on their customers and prospective customers. The Company's products include statistically derived, rule-based analytical tools, software designed to implement those analytical tools, and consulting services to help clients use and track the performance of those tools. The Company also provides a range of credit scoring and credit account management services in conjunction with credit bureaus and credit card processing agencies. Its DynaMark subsidiary provides data processing, database management and personalized printing services to businesses engaged in direct marketing.

     The Company is organized into business units which correspond to its principal markets: consumer credit, insurance and direct marketing (DynaMark). Sales to the consumer credit industry have traditionally accounted for the bulk of the Company's revenues. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring algorithms (also known as "analytic products" or "scorecards"), credit application processing systems (ASAP and CreditDesk) and custom credit account management systems including those marketed under the name TRIAD. Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have been sold under time- or volume-based price arrangements. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contract minimums. DynaMark employs a combination of fixed-fee and usage-based pricing.

RESULTS OF OPERATIONS
REVENUES

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues contributed by DynaMark, and the percentage of revenues represented by fixed-price and usage-priced revenues other than from DynaMark; and (b) the percentage change in revenues within each category from the corresponding period in the prior fiscal year. Fixed-price revenues include all application processing software revenues, custom scorecard development and consulting projects for credit and insurance. Virtually all usage revenues are generated through third-party alliances such as those with credit bureaus and third-party credit card processors.

                                     REVENUE

                                                    SIX MONTHS
              THREE MONTHS ENDED   PERCENTAGE          ENDED      PERCENTAGE
                     MARCH 31,       CHANGE          MARCH 31,      CHANGE
                  --------------     ------        -------------    ------
                  1995      1994                   1995     1994
                  ----      ----                   ----     ----
DynaMark ........ 15%       16%        18%         16%       16%      24%
Fixed-price ..... 31%       34%        13%         30%       35%       4%
Usage-priced .... 54%       50%        36%         54%       49%      37%
                  ---       ---                    ---       ---
Total revenues . 100%      100%        25%        100%      100%      23%

     Products and services sold to the insurance industry accounted for less than three percent of revenues in each of the three- and six-month periods ended March 31, 1995, and March 31, 1994.

     The increase in usage revenues in the quarter and six months ended March 31, 1995, compared with the same periods the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United Stated including the PreScore(R) and ScoreNetSM services, and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues for the credit bureau scoring services in the six months ended March 31, 1995, were approximately 36 percent higher than in the first half of fiscal 1994. Revenues from credit account management services delivered through third-party processors in the most recent six months were 41% higher than in the corresponding period of fiscal 1994.

     Revenues from credit bureau-related services have increased rapidly in each of the last three fiscal years and accounted for approximately 38 percent of revenues in fiscal 1994. Revenues from services provided through bankcard processors also increased in each of these years, due primarily to increases in the number of accounts at each of the major processors. While the Company has been very successful in extending or renewing its agreements with credit bureaus and bankcard processors in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., TRW, Inc. and Trans Union Corporation each accounted for approximately ten to twelve percent of the Company's total revenues in fiscal 1994.

     Potential new government regulation of the use of credit bureau data could have an impact on the use of any of the Company's credit bureau scoring services including PreScore and ScoreNet. Bills which would substantially amend the Fair Credit Reporting Act were introduced in each of the last three Congresses and at least two such bills have been introduced in the new Congress. These bills would impose new restrictions on the use of credit bureau data to prescreen solicitation lists. Bills have also been introduced in state legislatures that would affect the use of credit bureau data in various ways. State regulation of credit bureau data, particularly regulations imposing requirements on the credit bureaus or credit grantors which differ from those existing under federal law, may also have an adverse impact on bureau scoring services. At this point, however, the Company cannot predict whether any particular federal or state legislation affecting credit scoring is likely to be enacted in the foreseeable future, or the extent to which the passage of such legislation might affect the Company's business.

     Sales of credit application scorecards, credit application processing software, and credit account management systems all contributed to the increase in fixed-price revenues in the quarter and six months ended March 31, 1994. Revenues from sales of credit application scorecards and credit application processing software increased by approximately eight percent in the quarter and two percent in the six months ended March 31, 1995, compared with the same periods of fiscal 1994. Revenues from end-user credit account management systems ("TRIAD") in the three and six month periods ended March 31, 1995 were 28 percent and three percent higher respectively than in the same periods of 1994.

     Revenues derived from outside of the United States represented approximately 12 percent of total revenues in the quarter and six months ended March 31, 1995, compared with 15 and 14 percent, respectively, of total revenues in the same periods a year earlier. Fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

     Over the past six years, while the rate of account growth in the U.S. bankcard industry was slowing and many of the Company's largest institutional clients were merging and consolidating, the Company has generated above-average growth in revenues--even after correcting for the effect of the DynaMark acquisition--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. Since the bottoming out of the industry recession in 1992, there has been a sharp resurgence in bankcard marketing and account activity, which has further benefited this core segment of our business. However, in view of the Company's dominant market share and the likelihood that the current rate of industry growth cannot be sustained indefinitely, the Company expects revenue growth to slow from the rates experienced in fiscal 1993 and 1994, and it believes much of its future growth prospects will rest on its ability (1) to develop new, high value products and services for its present client base of major U.S. consumer credit issuers; (2) to increase its penetration of established or emerging credit markets outside the U.S. and Canada; and (3) to expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services such as direct marketing, insurance, and small business lending.

COSTS AND EXPENSES

     The Company has entered into an agreement to lease approximately 30,000 square feet of additional office space near its headquarters in San Rafael, California, which commenced late in calendar 1994. It is also planning to open additional branch offices and to expand existing branches during 1995. It also plans to significantly increase the number of employees during fiscal 1995. The costs of these facilities and personnel are allocated to the functions which they service. Accordingly, total operating expenses, as a percentage of revenues, were slightly higher in the quarter ended March 31, 1995, than in immediately prior periods and are expected to be higher for the remainder of the current fiscal year than in the second half of fiscal 1994.


     The following table sets forth for the periods indicated (a) the percentage of revenues represented by certain line items in the Company's consolidated statement of income and (b) the percentage change in such items from the same quarter in the prior fiscal year.


                                                                                        SIX MONTHS
                                      THREE MONTHS ENDED      PERCENTAGE                    ENDED         PERCENTAGE
                                            MARCH 31,           CHANGE                     MARCH 31,        CHANGE
                                         ---------------        -----                 --------------        ------
                                          1995      1994                               1995     1994
                                          ----      ----                               ----     ----
Revenues ..............................   100%      100%          25%                  100%      100%        23%
Costs and expenses:
   Cost of revenues ...................    40        39           29%                   38        38         25%
   Sales and marketing ................    19        20           20%                   20        19         25%
   Research and development ...........     3         5           (7%)                   4         5          6%
   General and administrative .........    21        19           36%                   20        20         26%
   Amortization of intangibles ........     1         1          (21%)                   1         1         (2%)
                                          ---       ---                                ---       ---
     Total costs and expenses .........    83        84           25%                   83        83         24%
                                          ---       ---                                ---       ---
Income from operations ................    17        16           26%                   17        17         22%
   Interest and other income ..........     2         1          260%                    2         1        200%
                                          ---       ---                                ---       ---
Income before income taxes ............    19        17           36%                   19        18         30%
   Provision for income taxes .........     8         7           38%                    8         7         32%
                                          ---       ---                                ---       ---
Net income ............................    11%       10%          34%                   11%       11%        28%
                                          ---       ---                                ---       ---


COST OF REVENUES

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet Service. The cost of revenues, as a percentage of revenues, increased slightly in the quarter and six months ended March 31, 1995, as compared with the same periods a year earlier, due primarily to the increase in ScoreNet revenues as a percentage of revenues.

SALES AND MARKETING

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. For the quarter ended March 31, 1995, these expenses, as a percentage of revenues, decreased slightly from the same quarter in the previous year. For the six months ended March 31, 1995, these expenses, as a percentage of revenues, were slightly higher than in the corresponding period of fiscal 1994, as a result of increased advertising expenses and increases in headcount, especially in the international area.

RESEARCH AND DEVELOPMENT

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses, in absolute dollars, were down slightly for the three months ended March 31, 1995, but up slightly for the six months ended March 31, 1995. Research and development expenses have remained relatively constant during the past three years.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues these expenses were essentially unchanged for the six months ended March 31, 1995, but were significantly higher for the three months ended March 31, 1995, compared with the same periods in fiscal 1994. The increase in the most recent quarter was due primarily to the increase in office space noted above.

FINANCIAL CONDITION

     Working capital increased from $16,490,000 at September 30, 1994 to $20,178,000 at March 31, 1995; and cash and interest bearing investments decreased from $25,389,000 at September 30, 1994, to $20,255,000 at March 31, 1995. The Company has no long-term debt other than capital lease and employee incentive obligations. In addition to the payment to the former shareholders of DynaMark noted below, the Company expended approximately $5.7 million in additions to property and equipment and $5.0 million in income tax payments in the six months ended March 31, 1995. The Company believes that cash and marketable securities on hand or cash generated by operations will be adequate to meet its capital and liquidity needs for the foreseeable future.

     During the quarter ended March 31, 1995, the Company made a payment to the former shareholders of DynaMark in the amount of $2.0 million based on DynaMark's performance in calendar 1994 pursuant to the "earnout" provisions of the acquisition agreement. An additional payment may be required based on DynaMark's financial results in calendar year 1995. Such payment will not exceed $2.67 million.

INTERIM PERIODS

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three and six-month periods ended March 31, 1995 and 1994 to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1994 Form 10-K.

     Quarterly results may be affected by fluctuations in revenues associated with credit card solicitations, by the timing of orders for and deliveries of certain ASAP and TRIAD systems, and by the seasonality of ScoreNet purchases. With the exception of the cost of ScoreNet data purchased by the Company, most of its operating expenses are not affected by short-term fluctuations in revenue, and thus such revenue fluctuations may have a significant impact on operating results. However, in recent years, these fluctuations were generally offset by the strong growth in revenues from services delivered through credit bureaus and third-party bankcard processors.

     Management believes that neither the quarterly variation in revenues and net income, nor the results of operations for any particular quarter, are necessarily indicative of results of operations for full fiscal years. Accordingly, management believes that the Company's results should be evaluated on an annual basis.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:

         11.1  Computation of Earnings per Share.

         24.1  Power of Attorney (see page 11 of this Form 10-Q).

(b)      REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  May 8, 1995

                                By           PETER L. MC CORKELL
                                  ---------------------------------------------
                                              Peter L. McCorkell
                                   Vice President, Secretary and General Counsel


                                POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints PETER L. McCORKELL his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-Q and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


DATE:  May 8, 1995

                                By               GERALD DE KERCHOVE
                                  ---------------------------------------------
                                                 Gerald de Kerchove
                                     Executive Vice President, Chief Financial
                                                Officer and Treasurer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

                                                                 Sequentially
Exhibit No.           Exhibit                                    Numbered Page
- - -----------           -------                                    -------------
11.1        Computation of earnings per share.                         13
27          Financial Data Schedule