Form 10-Q
period 1995-06-30
FAIR ISAAC & COMPANY INC
filed 1995-08-11
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              ---------------------

                                    FORM 10-Q

               (Mark One)

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT
                        OF 1934

                  For the quarterly period ended June 30, 1995

                  [   ] TRANSITION REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT
                        OF 1934

                    For the transition period from      to
                                                  ------  -----

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


                              ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x No    .
                                             ---   ---
     The number of shares of Common Stock, $0.01 par value per share, outstanding on August 11, 1995, was 12,238,070.

                                TABLE OF CONTENTS

                                                                         Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements...............................              3

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................             7


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K....................            10


SIGNATURES   ....................................................        11

EXHIBIT INDEX....................................................        12

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. Financial Statements.
                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and September 30, 1994

                             (dollars in thousands)


                                                                      June 30            September 30
                                                               --------------------------------------------
                                                                    (unaudited)            (audited)

ASSETS
Current assets:
   Cash and cash equivalents .............................             $7,603               $10,990
   Short-term investments.................................              4,940                 3,938
   Accounts receivable, net...............................             11,785                14,242
   Unbilled work in progress..............................             11,116                 6,590
   Deferred income taxes..................................              1,821                 1,379
   Prepaid expenses and other current assets..............              4,914                 1,188
                                                                      -------               -------
     Total current assets.................................             42,179                38,327
Noncurrent assets:
   Long-term investments..................................              9,879                10,461
   Note receivable........................................              2,902                 2,915
   Property and equipment, net............................             17,487                12,334
   Intangibles, net.......................................              4,464                 3,406
   Deferred income taxes and other assets.................              2,734                 3,492
                                                                      -------               -------

                                                                      $79,645               $70,935
                                                                      =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities.........             $5,831                $6,006
   Accrued compensation and employee benefits ............              8,263                10,051
   Billings in excess of earned revenues .................              4,682                 4,027
   Income taxes payable ..................................                583                 1,753
                                                                      -------               -------
     Total current liabilities ...........................             19,359                21,837
   Deferred income taxes and other liabilities............              5,374                 3,826
   Capital leases.........................................              2,050                 2,333
   Commitments and contingencies..........................                  -                     -
                                                                      -------               -------
     Total liabilities....................................             26,783                27,996
                                                                      -------               -------

Stockholders' equity:
   Common stock...........................................                123                    60
   Paid-in capital in excess of par value.................             14,384                13,210
   Retained earnings......................................             38,404                30,010
   Treasury stock (51,792 shares at 6/30/95; 101,822 shares
     at 9/30/94)..........................................               (182)                 (341)
   Net realized gain on investments.......................                156                     -
   Cumulative translation adjustment......................                (23)                    -
                                                                      -------               -------

Total stockholders' equity................................             52,862                42,939
                                                                      -------               -------

                                                                      $79,645               $70,935
                                                                      =======               =======

   See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

       For the nine- and three-month periods ended June 30, 1995 and 1994
                      (in thousands except per share data)


                                                    Nine Months Ended                   Three Months Ended
                                                         June 30                             June 30
                                            ---------------------------------   ---------------------------------
                                                       (Unaudited)                         (Unaudited)
                                                       -----------                         -----------

                                                   1995            1994                1995            1994
                                                   ----            ----                ----            ----

Revenues.................................       $  80,690        $  64,767          $  28,675        $  22,636

Costs and expenses:
     Cost of revenues....................          30,706           24,221             10,812            8,258
     Sales and marketing.................          16,068           13,084              5,772            4,855
     Research and development............           3,138            3,025                995              996
     General and administrative..........          16,693           12,640              6,104            4,238
     Amortization of intangibles.........             544              595                168              211
                                                ---------        ---------          ---------        ---------

         Total costs and expenses........          67,149           53,565             23,851           18,558
                                                ---------        ---------          ---------        ---------

Income from operations...................          13,541           11,202              4,824            4,078
Interest and other income (net)..........           1,281              465                347              155
                                                ---------        ---------          ---------        ---------
Income before income taxes...............          14,822           11,667              5,171            4,233
Income tax provision ....................           5,942            4,637              2,041            1,680
                                                ---------        ---------          ---------        ---------
Net income ..............................       $   8,880        $   7,030          $   3,130        $   2,553
                                                =========        =========          =========        =========
Earnings per share.......................       $     .70        $     .56          $     .25        $     .20
                                                =========        =========          =========        =========
Shares used in computing earnings per
   share................................           12,710           12,486             12,754           12,488
                                                =========        =========          =========        =========


   See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the nine-month periods ended June 30, 1995 and 1994
                             (dollars in thousands)

                                   (UNAUDITED)

                                                                                           1995                  1994
                                                                                           ----                  ----

         Cash flows from operating activities:
              Net income......................................................      $     8,880           $     7,030
              Adjustments to reconcile net income to cash provided by
              operating activities:
                  Depreciation and amortization...............................            4,324                 3,614
                  Non-current liabilities.....................................            1,548                 2,601
                  (Increase) decrease in accounts receivable and unbilled
                       work in progress.......................................           (2,069)                  791
                  Decrease in prepaid expenses and other assets...............             (720)                  (62)
                  Increase (decrease) in accrued compensation and employee
                    benefits..................................................             (932)                  435
                  Decrease in accounts payable and other
                    liabilities...............................................           (1,756)               (2,357)
                  Decrease in income taxes payable............................           (4,109)               (1,585)
                  Increase in billings in excess of earned revenues...........              655                 1,747
                                                                                    -----------           -----------
                       Net cash provided by operating activities..............            5,821                12,214
                                                                                    -----------           -----------

         Cash flows from investing activities:
              Additions to property and equipment.............................           (8,463)               (3,635)
              Additions to other assets.......................................             (349)                  (63)
              Purchases of investments........................................           (6,775)               (5,407)
              Proceeds from maturities/sales of investments...................            6,614                 5,484
                                                                                          -----                 -----
                  Net cash used in investing activities.......................           (8,973)               (3,621)
                                                                                    -----------           -----------

         Cash flows from financing activities:
              Reduction of capital lease obligations..........................             (302)                 (363)
              Issuance of stock...............................................              489                   428
              Payment on note receivable......................................               13                    14
              Dividends paid..................................................             (425)                 (411)
              Repurchase of company stock.....................................              (10)                    -
                                                                                    -----------           -----------
                  Net cash used in financing activities.......................             (235)                 (332)
                                                                                    -----------           -----------

         Increase (decrease) in cash and cash equivalents.....................           (3,387)                8,261
         Cash and cash equivalents, beginning of period.......................           10,990                 5,240
                                                                                    -----------           -----------
         Cash and cash equivalents, end of period.............................      $     7,603           $    13,501
                                                                                    ===========           ===========



See accompanying notes to the consolidated financial statements.

                                       5

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Investments available for sale

     Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards #115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are recorded at fair market value at June 30, 1995.

Note 2        Income taxes paid

     Cash payments for income taxes during the nine-month periods ended June 30, 1995, and 1994 were $9,985,000 and $4,450,000 respectively.

Note 3        Non-cash transactions

     The Company contributed treasury stock having a market value of $856,000 and $661,000 to the Company's Employee Stock Ownership Plan during the second fiscal quarters of 1995 and 1994, respectively.

Note 4        Stock split

     In June 1995, the Company effected a two-for-one split in the form of a 100% common stock dividend. All previously reported per share and share data have been restated.

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

Results of Operations
Revenues

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues contributed by DynaMark, and the percentage of revenues represented by fixed-price and usage-priced revenues other than from DynaMark; and (b) the percentage change in revenues within each category from the corresponding period in the prior fiscal year. Fixed-price revenues include all revenues from application processing software, custom scorecard development and consulting projects for credit and insurance. Virtually all usage revenues are generated through third-party alliances such as those with credit bureaus and third-party credit card processors.

                                            Revenue

                   Three Months                      Nine Months
                      Ended         Percentage         Ended         Percentage
                     June 30,         Change          June 30,        Change
                   ------------     ----------       -----------     ----------
                  1995      1994                    1995     1994
                  ----      ----                    ----     ----
DynaMark           16%       15%           29%       16%      16%       26%
Fixed-price        31%       32%           23%       30%      35%       10%
Usage-priced       53%       53%           28%       54%      49%       35%
                   ---       ---                     ---      ---
Total revenues    100%      100%           27%      100%     100%       25%

     Products and services sold to the insurance industry accounted for less than three percent of revenues in each of the three- and nine-month periods ended June 30, 1995, and June 30, 1994.

     The increase in usage revenues in the quarter and nine months ended June 30, 1995, compared with the same periods in the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States including the PreScore (R) and ScoreNet (SM) services, and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues for the credit bureau scoring services in the nine months ended June 30, 1995, were approximately 32 percent higher than in the first nine months of fiscal 1994. Revenues from credit account management services delivered through third-party processors in the most recent nine months were 41% higher than in the corresponding period of fiscal 1994.

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

     Potential new government regulation of the use of credit bureau data could have an impact on the use of any of the Company's credit bureau scoring services including PreScore and ScoreNet. Bills which would substantially amend the Fair Credit Reporting Act were introduced in each of the last three Congresses and at least two such bills have been introduced in the new Congress. These bills would impose new restrictions on the use of credit bureau data to prescreen solicitation lists. Bills and regulations have also been introduced, and, in some cases enacted, at the state level that affect the use of credit bureau data in various ways, including restricting the use of such data in making insurance underwriting decisions. State regulation of credit bureau data, particularly regulations imposing requirements on the credit bureaus or users of credit bureau information which differ from those existing under federal law, may also have an adverse impact on bureau scoring services. The Company believes certain enacted or pending state legislation and regulation of credit bureau data in connection with insurance underwriting has had a negative impact on its efforts to sell insurance risk scores through credit reporting agencies. However, the Company cannot predict whether any other particular federal or state legislation affecting credit bureau information or credit scoring is likely to be enacted in the foreseeable future, or the extent to which the passage of such legislation might affect the Company's business.

     Sales of credit application scorecards, credit application processing software, and credit account management systems all contributed to the increase in fixed-price revenues in the quarter and nine months ended June 30, 1995. Revenues from sales of credit application scorecards and credit application processing software increased by approximately 23 percent in the quarter and nine percent in the nine months ended June 30, 1995, compared with the same periods of fiscal 1994. Revenues from end-user credit account management systems (OTRIADO) in the three and nine month periods ended June 30, 1995 were 17 percent and eight percent higher respectively than in the same periods of 1994.

     Revenues derived from outside of the United States represented approximately 14 and 12 percent, respectively, of total revenues in the quarter and nine months ended June 30, 1995, compared with 14 and 13 percent, respectively, of total revenues in the same periods a year earlier. Fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

     Over the past six years, while the rate of account growth in the U.S. bankcard industry was slowing and many of the Company's largest institutional clients were merging and consolidating, the Company has generated above-average growth in revenues - even after correcting for the effect of the DynaMark acquisition - from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. Since the bottoming out of the industry recession in 1992, there has been a sharp resurgence in bankcard marketing and account activity, which has further benefited this core segment of our business. However, in view of the CompanyOs dominant market share and the likelihood that the current rate of industry growth cannot be sustained indefinitely, the Company expects revenue growth to slow from the rates experienced in fiscal 1993 and 1994, and it believes much of its future growth prospects will rest on its ability (1) to develop new, high value products and services for its present client base of major U.S. consumer credit issuers; (2) to increase its penetration of established or emerging credit markets outside the U.S. and Canada; and (3) to expand - either directly or through further acquisitions - into relatively undeveloped or underdeveloped markets for its products and services such as direct marketing, insurance, and small business lending.

Costs and Expenses

     The Company has entered into an agreement to lease approximately 30,000 square feet of additional office space near its headquarters in San Rafael, California, which commenced late in calendar 1994. It has also opened additional branch offices and expanded existing branches during 1995. In addition, it has significantly increased the number of employees during fiscal 1995. The costs of these facilities and personnel are, for the most part, allocated to the functions which they service. Late in June 1995, the Company conducted a major customer conference in Paris. Expenses associated with this Conference are being charged to several expense line items during the quarters ended June 30 and September 30, 1995. Accordingly, total operating expenses, as a percentage of revenues, were slightly higher in the quarter ended June 30, 1995, than in immediately prior periods and are expected to be higher for the remainder of the current fiscal year than in the final quarter of fiscal 1994.

     The following table sets forth for the periods indicated (a) the percentage of revenues  represented  by certain  line items in the  Company's  consolidated statement  of income and (b) the  percentage  change in such items from the same quarter in the prior fiscal year.
                                          Three Months                                 Nine Months
                                             Ended            Percentage                  Ended        Percentage
                                           June 30,             Change                   June 30,        Change
                                          ------------        ----------               -----------     ----------
                                         1995      1994                               1995     1994


Revenues                                 100%      100%           27%                 100%      100%        25%
Costs and expenses:
   Cost of revenues                       38        36            31%                  38        37         27%
   Sales and marketing                    20        21            19%                  20        20         23%
   Research and development                3         4            --                    4         5          4%
   General and administrative             21        19            44%                  20        20         32%
   Amortization of intangibles             1         1           (20%)                  1         1         (9%)
                                         ---       ---                                ---       ---
     Total costs and expenses             83        82            28%                  83        83         25%
                                         ---       ---                                ---       ---
Income from operations                    17        18            18%                  17        17         21%
   Interest and other income               1         1           124%                   1         1        175%
                                         ---       ---                                ---       ---
Income before income taxes                18        19            22%                  18        18         27%
   Provision for income taxes              7         8            21%                   7         7         28%
                                         ---       ---                                ---       ---
Net income                                11%       11%           23%                  11%       11%        26%
                                         ---       ---                                ---       ---

Cost of Revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet Service. The cost of revenues, as a percentage of revenues, increased slightly in the quarter and nine months ended June 30, 1995, as compared with the same periods a year earlier, due primarily to expansion of production facilities in the Company's office in the United Kingdom and also to increased personnel costs.

Sales and Marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. For the quarter ended June 30, 1995, these expenses, as a percentage of revenues, decreased slightly from the same quarter in the previous year. For the nine months ended June 30, 1995, these expenses, as a percentage of revenues, were essentially the same as in the corresponding period of fiscal 1994.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses, in absolute dollars, were essentially unchanged for the three and nine month periods ended June 30, 1995 compared with the same periods of fiscal 1994. However, during the quarter and nine months ended June 30, 1994 there were significant expenses associated with the development of a marketing segmentation product. There were no corresponding research and development expenses in fiscal 1995 since development work on this product was essentially completed in fiscal 1994. Research and development expenses have remained relatively constant during the past three years.
                                       9

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues these expenses were essentially unchanged for the nine months ended June 30, 1995, but were significantly higher for the three months ended June 30, 1995, compared with the same periods in fiscal 1994. The increase in the most recent quarter was due to the increase in office space noted above, expenditures made to improve the CompanyOs information systems and technology infrastructure, and increases in human resources staffing associated with higher recruiting levels.

Financial Condition

     Working capital increased from $16,490,000 at September 30, 1994 to $22,820,000 at June 30, 1995; and cash and interest bearing investments decreased from $25,389,000 at September 30, 1994, to $21,603,000 at June 30,
1995. The Company has no long-term debt other than capital lease and employee incentive obligations. The Company expended approximately $8.5 million in additions to property and equipment and $10.0 million in income tax payments in the nine months ended June 30, 1995. The Company believes that cash and marketable securities on hand or cash generated by operations will be adequate to meet its capital and liquidity needs for the foreseeable future.

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three and nine month periods ended June 30, 1995 and 1994 to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1994 Form 10-K.

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

     Management believes that neither the quarterly variation in revenues and net income, nor the results of operations for any particular quarter, are necessarily indicative of results of operations for full fiscal years. Accordingly, management believes that the CompanyOs results should be evaluated on an annual basis.

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         11.1  Computation of Earnings per Share.

         24.1  Power of Attorney (see page 11 of this Form 10-Q).

(b)      Reports on Form 8-K:

     A Report on Form 8-K dated June 16, 1995, was filed during the quarter which reported the appointment of a new Chief Operation Officer effective August 1, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  August 11, 1995

                                    By      PETER L. MC CORKELL
                                       -----------------------------------
                                             Peter L. McCorkell
                                Vice President, Secretary and General Counsel


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


DATE:  August 11, 1995

                                    By      GERALD DE KERCHOVE
                                      -----------------------------------
                                            Gerald de Kerchove
                                         Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995


                                                                  Sequentially
Exhibit No.           Exhibit                                    Numbered Page
- ----------            -------                                    -------------
11.1        Computation of earnings per share.                       13

27          Financial Data Schedule                                  14