Form 10-K
period 1995-09-30
FAIR ISAAC & COMPANY INC
filed 1995-12-27
CIK 814547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ---------------

                                    FORM 10-K
(MARK ONE)

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                      ------------------

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM                  to
                                           ----------------    ----------------

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

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, $0.01 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x    No    .
                                             -----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 8, 1995, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was $185,393,091 based on the last transaction price as reported on the NASDAQ Stock Market. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

      The number of shares of common stock outstanding on December 8, 1995 was 12,311,406 (excluding 52,765 shares held by the Company as treasury stock).

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 1996.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

ITEM 1.   Business..........................................................   3

ITEM 2.   Properties........................................................  11

ITEM 3.   Legal Proceedings.................................................  11

ITEM 4.   Submission of Matters to a Vote of Security Holders...............  11


EXECUTIVE OFFICERS OF THE REGISTRANT........................................  12


PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
             Matters........................................................  13
ITEM 6.   Selected Financial Data...........................................  13
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................  13

ITEM 8.   Financial Statements and Supplementary Data.......................  19

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...........................................  33


PART III

ITEM 10.  Directors and Executive Officers of the Registrant................  34

ITEM 11.  Executive Compensation............................................  34

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management....  34

ITEM 13.  Certain Relationships and Related Transactions ...................  34

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.......................................................  35

SIGNATURES   ...............................................................  38

Supplemental Information....................................................  39

                                     PART I

ITEM 1. BUSINESS

DEVELOPMENT OF THE BUSINESS

     Fair, Isaac and Company (NASDAQ: FICI) is a leading developer of data management systems and services for the consumer credit, personal lines insurance, and direct marketing industries. The Company employs various tools, such as database enhancement software, predictive modeling, adaptive control, and systems automation to help its customers make "better decisions through data."

     Established in 1956, Fair, Isaac pioneered the credit risk scoring technologies now employed by most major U.S. consumer credit grantors. Its rule-based decision management systems, originally developed to screen consumer credit applicants, are now routinely employed in all phases of the credit account cycle: direct mail solicitation (credit cards, lines of credit, etc.), application processing, card reissuance, on-line credit authorization, and collection. Although direct comparisons are difficult, management believes Fair, Isaac ranks first or second in sales of every type of credit management product or service it markets, and that its total sales to the consumer credit market exceed those for similar products by any direct competitor.

     More than half of fiscal 1995 revenues were derived from usage-priced products and services marketed through alliances with major U.S. credit bureaus and third-party credit card processors. Sales of decision management products and services directly to credit industry end-users accounted for approximately 30 percent of revenues.

     In recent years Fair, Isaac has branched out, applying its proven risk/reward modeling capabilities to auto and home insurance underwriting, small business lending, and home mortgage financing. With the acquisition of DynaMark in December 1992, the Company made its first foray into marketing data processing and database management, an area it considers a prime target for diversification. Its strategy in this area is to develop and market an array of services combining DynaMark's strengths in warehousing and manipulating complex consumer databases with Fair, Isaac's expertise in predictive modeling and decision systems. DynaMark contributed $17.8 million or 16 percent of Fair, Isaac's fiscal 1995 revenues. Insurance group revenues in 1995 were just under $3 million or 2.6 percent of revenues.

     Fair, Isaac numbers hundreds of the world's leading credit card and travel card issuers, retail establishments, and consumer lenders among its regular customers. It has enjoyed continuous client relationships with some of these companies for more than 25 years. Through alliances with all three major U.S. credit bureaus the Company also serves a large and growing number of middle-market credit grantors, primarily by providing direct mail solicitation screening, application scoring, and account management services on a usage-fee basis. In addition, some of its newer end-user products, such as CreditDesk(R) application processing software, are designed to meet the needs of relatively small users of scoring systems.

     Approximately 13 percent of Fair, Isaac's fiscal 1995 revenues came from sales outside the United States. With its long-standing presence in Western Europe and Canada and the more recent establishment of operating bases in Great Britain, France, Germany, Japan, Mexico and South Africa, the Company is well positioned to benefit from the expected growth in global credit card issuance and usage through the balance of the 1990s.

     Since 1990, Fair, Isaac's revenues and earnings per share have increased at a compound rate of 35 percent and 50 percent, respectively. The Company attributes this growth to rising market demand for credit scoring and account management services; success in increasing its share of market; and a gradual shift in marketing and pricing strategy, from primary reliance on direct, end-user sales of customized analytical and software products to ongoing usage revenues from services provided through credit bureaus and bankcard processing agencies. The 26 percent increases in revenues and net income achieved in fiscal 1995 are closer to the Company's long-term historical growth rates and more in line with the rates that management believes can be sustained in the future.

     Because Fair, Isaac already holds the major share of the maturing North American credit scoring and account management markets, management believes the Company's long-term growth prospects will largely rest on its ability to (a) develop additional, high value products and services for its present customer base; (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada; and (c) develop new markets and applications for its technologies--direct marketing, insurance, small business lending and health care information being prime examples.

PRODUCTS AND SERVICES

     The Company's principal products are statistically derived, rule-based analytic tools designed to help businesses make better decisions on their customers and prospective customers, and software systems and components to implement these analytic tools. In addition to sales of these products directly to end-users, the Company also makes these products available in service mode through arrangements with credit bureaus and third-party credit card processors. The Company's DynaMark subsidiary provides data processing, database management, and personalized printing services to businesses engaged in direct marketing.

     Products and services sold to the consumer credit industry have traditionally accounted for most of the Company's revenues. However, the Company is actively promoting its products and services to other segments of the credit industry, including mortgage and small business lending; and to non-credit industries, particularly personal lines insurance and direct marketing. Consumer credit accounted for over 80 percent of the Company's revenues in each of the three years in the period ended September 30, 1995. Sales to customers in the direct marketing business, including the marketing arms of financial service businesses, accounted for about 16 percent of revenues in fiscal 1995 and 1994, and 12 percent in fiscal 1993. Revenues from sales to the insurance industry accounted for less than three percent of revenues in each of the three years in the period ended September 30, 1995.

ANALYTIC PRODUCTS

     The Company's primary analytic products are scoring algorithms (also called "scorecards") which can be used in screening lists of prospective customers, evaluating applicants for credit or insurance, and managing existing credit accounts. Some of the most common types of scoring algorithms developed by the Company are described below. Scoring algorithms are developed by correlating information available at the time a particular decision is made with known performance at a later date. Scoring algorithms can be developed to predict the likelihood of different kinds of performance (e.g. credit delinquency, response to a solicitation, and insurance claims frequency); they can be developed from different data sources (e.g. credit applications and credit bureau files); and they can be developed either for a particular user ("custom" scorecards) or for many users in a particular industry ("pooled data" or "generic" scorecards).

     Credit Application Scoring Algorithms. First introduced in 1958, Credit Application Scoring Algorithms are tools that permit credit grantors to calculate the risk of lending to individual applicants. They are delivered in the form of a table of numbers, one for each possible answer to each of about ten to twelve selected predictive questions that are found on the form filled in by the applicant or on a credit report purchased by the credit grantor. The user "scores" an applicant by looking in the table for the number associated with the answers provided about the applicant and calculating their sum. The "score" thus obtained is compared to a "cutoff score" previously established by the credit grantor's management to determine whether or not to extend the requested credit. A significant proportion of revenues from Credit Application Scoring Algorithms is derived from sales of new or replacement algorithms to existing users.

     Behavior Scoring Algorithms. The Company pioneered Behavior Scoring Algorithms with a research program in 1969. The first commercially successful products were introduced in 1978. In contrast to Credit Application Scoring Algorithms which deal with credit applicants, Behavior Scoring Algorithms permit managements to define rules for the treatment of existing credit customers on an ongoing basis.

     Although similar in statistical principle and manner of construction, Behavior Scoring Algorithms differ in several important respects from Credit Application Scoring Algorithms. First, rather than using an applicant's answers on a credit application or a credit report, the data used to determine a behavior score come from the customer's purchase and payment history with that credit grantor. Second, each customer is scored monthly, rather than only at application time, and an action is selected each time in response to the score. Third, the available actions are much more varied than simply granting or denying credit to an applicant. For example, if an account is delinquent, the actions available to a credit manager can include a simple message on a customer's bill calling attention to the delinquency, a dunning letter, a phone call, or a referral to a collection agency, with the action to be taken in any given case to be determined by the customer's behavior score.

     Scores produced by specially designed Behavior Scoring Algorithms can be used to select actions for mailing promotional materials to customers, for changing the credit limits allowed, for authorizing individual credit card transactions, for taking various actions on delinquent accounts, and for reissuing credit cards which are about to expire. Behavior Scoring Algorithms are also components of the Adaptive Control Systems described below.

     Credit Bureau Scoring Services. The Company also provides scoring algorithms to each of the three major automated credit bureaus in the United States based solely on the information in their files. Customers of the credit bureau can use the scores derived from these algorithms to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. Credit grantors using these services pay based on usage and the Company and the credit bureau share these usage revenues. The PreScore(R) service offered by the Company combines a license to use such algorithms for prescreening solicitation candidates along with tracking and consulting services provided by the Company and is priced on a time or usage basis.

     ScoreNetSM Service. The ScoreNet Service, introduced in August 1991, allows credit grantors to obtain Fair, Isaac's credit bureau scores and related data on a regular basis and in a format convenient for use in their account management programs. In most cases the account management program is a Fair, Isaac Adaptive Control System or Adaptive Control service at a credit card processor. The Company obtains the data from the credit bureau(s) selected by each subscriber and delivers it to the subscriber in a format compatible with the subscriber's account management system.

     Insurance Scoring Algorithms. The Company has also delivered scoring systems for insurance underwriters. Such systems use the same underlying statistical technology as credit scoring systems, but are designed to predict claim frequency or profitability of applicants for personal insurance such as automobile or homeowners' coverage. During fiscal 1993, the Company introduced a Property Loss Score ("PLS") service in conjunction with Equifax, Inc., a leading provider of data to insurance underwriters. In 1994, the Company introduced a similar service in conjunction with Trans Union called "ASSIST" which is designed to predict automobile insurance risk. PLS and ASSIST are similar to the credit bureau scoring services in that a purchaser of data from Equifax or Trans Union can use the scores to evaluate the risk posed by applicants for homeowners' or auto insurance. The Company and Equifax or Trans Union, as the case may be, share the usage revenue produced by these services. Aspects of automated application processing systems and Adaptive Control Systems are also applicable to insurance underwriting decisions. The Company is actively marketing its products and services to the insurance industry.

     Other Scoring Algorithms. The Company has developed scoring algorithms for other users, which include public utilities that require deposits from selected applicants before starting service, tax authorities that select returns to be audited, and mortgage lenders. The Company has also developed scoring algorithms for use in selecting life insurance salesmen, finance company managers, and prisoners suitable for early release, although to date these algorithms have not generated significant revenues.



AUTOMATED STRATEGIC APPLICATION PROCESSING SYSTEMS (ASAP)

     The Company's Automated Strategic Application Processing systems (ASAP) automate the processing of credit applications, including the implementation of the Company's Credit Application Scoring Algorithms. The Company offers Mid-Range ASAPs which are stand-alone assemblies of hardware and software; Mainframe ASAP, SEARCH, and ScoreWare consisting of software for IBM and IBM compatible mainframe computers; and CreditDesk(TM) which consists of software for personal computers. The Company does not expect significant sales of new Mid-Range ASAP systems but still derives significant maintenance and enhancement revenues from existing systems.

     The tasks performed by ASAPs include: (i) checking for the completeness of the data initially given and printing an inquiry letter in the case of insufficient information; (ii) checking whether an applicant is a known perpetrator of fraud; (iii) electronically requesting, receiving, and interpreting a credit report when it is economic to do so; (iv) assigning a credit limit to the account, if acceptable, and printing a denial letter if not; and (v) forwarding the data necessary to originate billing records for accepted applicants.

     Mid-Range ASAP is a minicomputer-based system which carries out the tasks listed above in a manner extensively "tailored" to each user's unique requirements. Mainframe ASAP is a software-only package designed to be executed on IBM or IBM compatible mainframe computers. It is most useful for very large volume credit grantors who elect to enter application information from a number of separate locations. CreditDesk is designed for use on stand-alone or networked personal computers. Although its software functions are not tailored as extensively as the other versions of ASAP, CreditDesk features an easy-to-use graphics interface. The Company also sells software components for IBM or compatible mainframe computers under the tradename "SEARCH" and "ScoreWare."

SEARCH acquires and interprets credit bureau reports as a separate package. ScoreWare provides for easy installation of credit application scorecards and computes scores from such scorecards as part of the application processing sequence.

     The Company's Mid-Range and Mainframe ASAP systems are currently being used in the United States, Canada, and Europe by banks, retailers, and other financial institutions. CreditDesk is being used by over 300 credit grantors in more than a dozen countries. To support these installations, the Company provides complete hardware and software maintenance, general software support in the form of consulting, and specific software support by producing enhancements, as well as other modifications at a user's request. In September 1989, Equifax Credit Information Services of Toronto, Canada's largest credit bureau, began providing an application processing and scoring service using a custom-designed version of the Company's Mainframe ASAP Software. The Company shares in the usage revenue produced by this service.

ADAPTIVE CONTROL SYSTEMS

     The Company's most advanced product is the Adaptive Control System, now generally marketed under the tradename "TRIAD". An Adaptive Control System is a complex of behavior scoring algorithms, computer software, and account management strategy addressed to one or more aspects of the management of a consumer credit or similar portfolio. For example, the Company has developed an Adaptive Control System for use by an electric utility in the management of its customer accounts.

     A principal feature of an Adaptive Control System is software for testing and evaluation of alternative management strategies, designated the "Champion and Challenger Strategy Software." The "Champion" strategy applied to any aspect of controlling a portfolio of accounts (such as determining collection messages or setting credit limits) is that set of rules considered by management to be the most effective at the time. A "Challenger" strategy is a different set of rules which is considered a viable candidate to outperform the Champion. The Company's Champion and Challenger Strategy software is tailored to the customer's billing system and is designed to permit the operation of both strategies at the same time and also to permit varying fractions of the accounts to go to each of the competing strategies. For example, if a Challenger is very different from the Champion, management may wish to test it on a very small fraction of the accounts, rather than to risk a large loss. Alternatively, if a Challenger appears to be outperforming a Champion, management can direct more and more of the account flow to it. There need not, in fact, be a limitation on the number of Challengers in place at any one time beyond the limits imposed by the ability of the Company and the user management to study the results.

     A Champion/Challenger structure is based on one or more of the Company's component products, usually Behavior Scoring Algorithms, as well as Company-developed software that permits convenient allocation of accounts to strategies and convenient modification of the strategies themselves. Adaptive Control Systems can also consider information external to the particular creditor, particularly scores and other information obtained from credit bureaus, in the design of strategies. A specific goal of the Company's Adaptive Control System product is to make the account management functions of the user as independent as possible of the user's overall data processing systems development department.

     For a Champion/Challenger structure to function effectively, new Challenger strategies must be developed continually as insight is gained, as external conditions change, and as management goals are modified. The Company often participates in the design and development of new Challenger strategies and in the evaluation of the results of Champion/Challenger competitions as they develop.

     Contracts for Adaptive Control Systems for end-users generally include multi-year software maintenance, strategy design and evaluation, and consulting components. The Company also provides Adaptive Control services through First Data Resources, Inc., Total System Services, Inc. and MBNA Information Services (formerly Southwestern States Bankcard Association), three of the largest third-party credit card processors in the United States. The Adaptive Control service is also available in the United Kingdom through First Data Resources, Ltd. and Bank of Scotland. Credit card issuers subscribing to these services pay monthly fees based on the number of accounts processed. During fiscal 1995, the Company began developing an Adaptive Control System designed to apply Champion-Challenger principles to the processing of new credit accounts, rather than the management of existing accounts. The Company also believes that Adaptive Control Systems can operate in areas other than consumer credit; and, as noted above, has provided an Adaptive Control System to an electric utility company.

DYNAMARK

DynaMark provides a variety of data processing, database management and personalized printing services to companies and organizations in direct marketing. DynaMark offers several proprietary tools in connection with such services including DynaLink and DynaMatch. DynaLink gives financial institutions and other users remote computer access to their "warehoused" customer account files or marketing databases. It allows them to perform on-line analyses ranging from profiling the history of a single customer purchase or credit usage to calling up print-outs of all files having certain defined characteristics in common. DynaMatch uses a unique scoring system to identify matching or duplicate records that most standard "merge-purge" systems would overlook. Credit managers and direct marketers can use it to identify household relationships (accounts registered in different names, but sharing a common address and surname) and to eliminate costly duplicate mailings. Credit card issuers can use it to spot potentially fraudulent or overlimit credit card charges by individuals using two or more cards issued under slightly different names or addresses.

CUSTOMER SERVICE AND SUPPORT

     The Company provides service and support to its customers in a variety of ways. They include: (i) education of liaison teams appointed by buyers of scoring algorithms and software; (ii) maintenance of an answering service that responds to inquiries on minor technical questions; (iii) proactive Company-initiated follow-up with purchasers of the Company's products and services; (iv) conducting seminars held several times a year in various parts of the United States, Canada and Europe; (v) conducting a Risk Management Conferences for clients, usually in San Francisco, in which user experience is exchanged and new products are introduced; and (vi) delivery of special studies which are related to the use of the Company's products and services.

     Scoring algorithms can diminish in effectiveness over time as the population of applicants or customers changes. Such changes take place for a variety of reasons, many of which are unknown or poorly understood, but some are a result of marketing strategy changes or shifts in the national or the local economy. It is to the user's advantage, therefore, to monitor the performance of its algorithms so that they can be replaced when it is economic to do so. In response to this need as well as the requirement of the Equal Credit Opportunity Act that scoring algorithms be periodically validated, the Company provides tracking services and software products which measure the continuing performance of its scoring algorithms while in use by customers.

TECHNOLOGY

     The Company's personnel have a high degree of expertise in several separate
disciplines:   operations  research,  mathematical  statistics,   computer-based
systems design, programming, and data processing.

     The fundamental principle of operations research is to direct attention to a class of management decisions, to make a mathematical model of the situation surrounding that class of decisions, and to find rules for making the decisions which maximize achievement of the manager's goal. The Company's analytic products are classic examples of this doctrine reduced to practice. The entire focus is on decision making using the best mathematical and computational techniques available.

     The fundamental goal of mathematical statistics is to provide the method for deriving the maximum amount of useful information from an undigested body of data. The objective of the design of computer-based systems is to provide a mechanism for efficiently accepting input data from a source, storing that data in a cost-effective medium, operating on the data with reliable algorithms and decision rules, and reporting results in readily comprehensible forms.

     The Company's analytic products have a clear distinguishing characteristic in that they make management by rule possible in situations where the only alternative is reliance on a group of people whose actions can never be entirely consistent. Rules for selecting actions require computation of probabilities of results. But computing the probability of a particular result in the traditional mode, that is, by counting the number of occurrences of each possible result in all possible combinations of circumstances, clearly breaks down when the number of combinations becomes very large. When only a few thousand cases of results are available, more subtle mathematical methods must be used or invented. The Company has been actively developing and using techniques of this kind for nearly 40 years, as indicated by the development and continual enhancement of its proprietary suite of algorithms and computer programs used to develop scoring algorithms.

     The Company's products must also interface successfully with systems already in place. For example, they must accept data in various forms and in various media such as handwritten applications, video display terminal input, and telecommunications messages from credit bureaus. They must also provide output in diverse forms and media, such as video displays, printed reports, transactions on magnetic tape, and printed letters. The Company's response to this interface requirement has been to develop a staff which is expert in both logical design of information systems and the various languages used for coding.

     Although DynaMark has many competitors in the data processing field, some of which are significantly larger, DynaMark has concentrated on providing specialized types of data processing and database management services using proprietary tools which, it believes, give it an edge over its competition in these areas.


MARKETS AND CUSTOMERS

     The Company's products for use in the area of consumer credit are marketed to banks, retailers, finance companies, oil companies, credit unions, and credit card companies. The Company has approximately 500 users of products sold directly by the Company to end-users. These include over 50 of the 100 largest banks in the United States; several of the largest banks in Canada; approximately 20 banks in the United Kingdom; more than 40 retailers; 12 oil companies; major travel and entertainment card companies; and more than 40 finance companies. Custom algorithms and systems have generally been sold to larger credit grantors. The scoring, application processing and adaptive control services offered through credit bureaus and third-party processors are intended, in part, to extend usage of the Company's technology to smaller credit issuers and the Company believes that users of its products and services distributed through third-parties number in the thousands. As noted above, the Company also sells its products to utilities, tax authorities and insurance companies.

     DynaMark markets its services to a wide variety of businesses engaged in direct marketing. These include banks and insurance companies, catalog merchandisers, fund-raisers and others. Most of DynaMark's revenues come from direct sales to the end user of its services, but in many cases DynaMark acts as a subcontractor to advertising agencies or others managing a particular project for the end-user.

     No single end-user customer accounted for more than 10% of the Company's revenues in fiscal 1994. Revenues generated through the Company's alliances with the three major credit bureaus in the United States, Equifax, Inc., TRW, Inc., and Trans Union Corporation, each accounted for approximately nine to eleven percent of the Company's total revenues in fiscal 1995.

     The percentage of revenues derived from customers outside the United Sates was approximately 13 percent in fiscal 1995, 14 percent in fiscal 1994, and 16 percent in fiscal 1993. DynaMark has had virtually no non-U.S. revenues. Canada, the United Kingdom and Germany are the largest international market segments. Mexico, Japan, South Africa, a number of countries in South America and almost all of the Western European countries are represented in the user base. The Company has delivered products to users in approximately 40 countries. The information set forth under the caption "Segment Information" in Note 12 to the Consolidated Financial Statements is incorporated herein by reference. The Company's foreign offices are sales and customer service offices acting as agents on behalf of the U.S. production operations. Net identifiable assets, capital expenditures and depreciation associated with foreign offices are not material.

     The Company has enjoyed good relations with the majority of its customers over extended periods of time, and a substantial portion of its revenue is derived from repeat customers. As noted above, the Company is actively pursuing new users, particularly in the marketing and insurance fields, as well as those potential users in the consumer credit area not yet using the Company's products.


CONTRACTS AND BACKLOG

     The Company's practice is to enter into contracts with several different kinds of payment terms. Scoring algorithms have historically been sold through one-time, fixed-price contracts. The Company will continue to sell scoring algorithms on this basis but has also entered into longer term contractual arrangements with some of its largest customers for the delivery of multiple algorithms. PC-ASAP ("CreditDesk") customers have the option to enter into contracts that provide for a one-time license fee or volume-sensitive monthly lease payments. The one-time and usage-based contracts contain a provision requiring monthly maintenance payments. Mainframe ASAP contracts include a one-time fee for the basic software license, plus monthly fees for maintenance and enhancement services. The Company also realizes maintenance and enhancement revenues from users of its line of Mid-Range ASAP systems. PreScore contracts call for usage or periodic license fees and there is generally a minimum charge.

Contracts for the delivery of complete Adaptive Control Systems typically contain both fixed and variable elements in recognition of the fact that they extend over multiple years and must be negotiated in the face of substantial uncertainties. As noted above, the Company is also providing scoring algorithms and application processing on a service basis through credit bureaus, and credit account management services through third-party bankcard processors. Subscribers pay for these services and for the ScoreNet service based on usage. DynaMark employs a combination of fixed fee and volume-or usage-based pricing for its services.

     As of September 30, 1995, the Company's backlog, which includes only firm contracts, was approximately $46,137,000, as compared with approximately $30,911,000 as of September 30, 1994. Most usage-based revenues do not appear as part of the backlog. The Company believes that approximately 30% of the September 30, 1995 backlog will be delivered after the end of the current fiscal year, September 30, 1996. Most DynaMark contracts include unit or usage charges, the total amount of which cannot be determined until the work is completed. DynaMark's backlog is not significant in amount, is not considered a significant indicator of future revenues, and is not included in the foregoing figures.

COMPETITION

     The Company believes that its typical product development cycle, which in the past has extended as long as ten years, has tended to moderate the Company's growth rate. It also believes, however, that this long product development lead time provides a barrier to entry of competitive products. As credit scoring, automated application processing, and behavioral scoring algorithms, all of which were pioneered by the Company, have become standard tools for credit providers, competition has emerged from five sectors: scoring algorithm builders, providers of automated application processing services, data vendors, neural network developers and artificial intelligence system builders. It is likely that a number of new entrants will be attracted to the market, including both large and small companies. Many of the Company's present and potential competitors have substantially greater financial, managerial, marketing, and technological resources than the Company. The Company believes that none of its competitors offer the same mix of products as the Company. However certain competitors may have larger shares of particular geographic or product markets. In-house analytic and systems developers are also a significant source of competition for the Company.

     The Company believes that the principal factors affecting competition for scoring algorithms are product performance and reliability; expertise and knowledge of the credit industry; ability to deliver algorithms in a timely manner; customer support, training and documentation; ongoing enhancement of products; and comprehensiveness of product applications. It competes with both outside suppliers and in-house groups for this business. The Company's primary competitor among outside suppliers of scoring algorithms is C.C.N. Systems Limited ("CCN") of Nottingham, England, a subsidiary of Great Universal Stores plc, a large British retailer. Scores sold by credit bureaus in conjunction with credit reports, including scores computed by algorithms developed by the Company, provide potential customers with the alternative of purchasing scores on a usage-priced basis.

     The Company believes that the principal factors affecting competition in the market for automated application processing systems (such as ASAP) are the same as those affecting scoring algorithms, together with experience in developing computer software products. Competitors in this area include outside computer service providers and in-house computer systems departments. The Company believes that its primary competitor in this area is American Management Systems, Incorporated ("AMS"). AMS also offers credit scoring algorithms.

     The Company competes with data vendors in the market for its credit bureau scoring services including PreScore and ScoreNet. In the past several years, data vendors have expanded their services to include evaluation of the raw data they provide. All of the major credit bureaus offer competing prescreening and credit bureau scoring services developed, in some cases, in conjunction with the Company's primary scoring algorithm competitor, CCN.

     Both AMS and CCN offer products intended to perform some of the same functions as the Company's Adaptive Control Systems. The Company believes that customers using its Adaptive Control Systems, in both custom end-user form and through third-party processors, significantly outnumber users of the competing AMS and CCN products.

     Another source of emerging competition comes from companies developing artificial intelligence systems including those known as "expert systems" and "neural networks." An expert system is computer software that replicates the decision-making process of the best available human "experts" in solving a particular class of problem, such as credit approval, charge card authorization, or insurance underwriting. Scoring technology differs from expert systems in that scoring technology is based upon a large data base of results, from which rules and algorithms are developed, as compared to expert systems, which are typically based primarily on the "expert's" judgment and less so upon a significant data base. Neural networks, on the other hand, are an alternative method of developing scoring algorithms from a data base but using mathematical techniques quite different from those used by the Company. The Company believes its technology is equal or superior to expert system and neural network technology where sufficient performance data is available.

     As noted above, there are a large number of companies providing data processing and database management services in competition with DynaMark, some of which are considerably larger than DynaMark. The Company believes the market for such services will continue to expand rapidly for the foreseeable future. Competition in this area is based on price, service, and, in some cases, ability of the processor to perform specialized tasks. As noted above, DynaMark has concentrated on providing specialized types of data processing and database management services using proprietary tools which, it believes, give it an edge over its competitors in these areas.

PRODUCT PROTECTION

     The Company relies upon the laws protecting trade secrets and upon contractual non-disclosure safeguards, including its employee non-disclosure agreements and restrictions on transferability that are incorporated into its customer agreements, to protect its software and proprietary interests in its product methodology and know-how. The Company does not currently have patent protection for any of its programs or algorithms, nor does it believe that the law of copyrights affords any significant protection for its proprietary software. The Company instead relies principally upon such factors as the knowledge, ability, and experience of its personnel, new products, frequent product enhancements, and name recognition for its success and growth. The Company retains title to and protects the suite of algorithms and software used to develop scoring algorithms as a trade secret and has never distributed its source code.

     In spite of these precautions, it may be possible for competitors or users to copy or reproduce aspects of the Company's software or to obtain information that the Company regards as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

RESEARCH AND DEVELOPMENT

     Technological innovation and excellence have been goals of the Company since its founding. The Company has devoted, and intends to continue to devote, significant funds to research and development. The Company has ongoing projects for improving its fundamental knowledge in the area of algorithm design, its capabilities to produce algorithms efficiently, and its ability to specify and code algorithm executing software. The information set forth in the line entitled "Research and development" in the Consolidated Statement of Income and the information set forth under the caption "Software costs" in Note 1 to the Consolidated Financial Statements is incorporated herein by reference.

     Above and beyond the projects formally designated as Research and Development, many of the Company's activities contain a component that produces new knowledge. For example, an Adaptive Control System, by its nature and purpose, must be designed to match its environment and learn as it operates. In the areas in which the Company's products are useful, the "laboratory" is necessarily the site of the user's operations.

HARDWARE MANUFACTURING

     Hardware for the Company's Mid-Range ASAP systems consists primarily of a Motorola MC 68030-based central processing unit, one or more video display terminals, a disk storage unit, and various other input-output and peripheral devices. The Company's manufacturing process at its San Rafael, California facility involves assembly, testing, and quality assurance functions. Components and parts used in the Company's Mid-Range ASAP systems are purchased from outside vendors, and the Company generally seeks to use components and parts that are available in quantity from a number of distributors. The Company believes that, should any of these components become unavailable from current sources, alternative sources could be developed. Hardware manufacturing and enhancements account for less than one percent of total revenue.

PERSONNEL

     As of October 1, 1995, the Company employed approximately 835 persons. None of its employees is covered by a collective bargaining agreement and no work stoppages have been experienced.

ITEM 2. PROPERTIES

     The Company's principal office is located in San Rafael, California, approximately 15 miles north of San Francisco. The Company leases approximately 134,000 square feet of office space in three buildings at that location under leases expiring in 2001. It also leases approximately 9,600 square feet of warehouse space in San Rafael for its hardware operations and for storage under month-to-month leases. DynaMark leases approximately 82,000 square feet of office and data processing space in two buildings in Arden Hills, Minnesota under leases which expire in 2005, and an additional 23,000 square feet of space for printing facilities in a separate building in Arden Hills, under a lease which expires in 1997. The Company also leases a total of approximately 26,000 square feet of office space for offices in Monterey, California; New Castle, Delaware; Atlanta, Georgia; Toronto, Ontario; Birmingham, England; Tokyo, Japan; Paris, France; Mexico City, Mexico; and Wiesbaden, Germany. See Notes 6 and 11 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under leases.

     The Company is currently investigating various possibilities to meet its anticipated needs for additional space in future years, primarily in San Rafael. The Company believes that suitable additional space will be available to accommodate future needs.


ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings are pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME                         POSITIONS HELD                             AGE
     ----                         --------------                             ---
Larry E. Rosenberger    President and Chief Executive Officer                 49
                        since March, 1991, Executive Vice
                        President 1985-1991, Senior Vice
                        President 1983-1985, Vice President
                        1977-1983. A Director since 1983.
                        Joined the Company in 1974.

John D. Woldrich        Appointed Chief Operating Officer                     52
                        effective August 1, 1995. Executive
                        Vice President since 1985, Senior Vice
                        President 1983-1985, Vice President
                        1977-1983. A Director since 1983.
                        Joined the Company in 1972.

Gerald de Kerchove      Executive Vice President since 1985,                  49
                        Senior Vice President 1983-1985, Vice
                        President 1977-1983. Treasurer since
                        1983 and Chief Financial Officer since
                        1987. Joined the Company in 1972.

Barrett B. Roach        Executive Vice President since joining                55
                        the Company in August 1992. Chief
                        Administrative and Financial Officer of
                        Network Equipment Technologies, Inc.
                        from 1986 to July 1990. Owned and
                        operated a vineyard from July 1990 to
                        August 1992.

Patrick G. Culhane      Executive Vice President since August                 41
                        1995; Senior Vice President 1992 to
                        1995; Vice President 1990 to 1992;
                        joined the Company in 1985.

Jeffrey F. Robinson     Senior Vice President since 1986, Vice                46
                        President 1980-1986. Treasurer 1981-
                        1983. Joined the Company in 1975.

Kenneth M. Rapp         Senior Vice President since August 1994,              49
                        and President and Chief Operating Officer of DynaMark, Inc. since it was founded in 1985.

Peter L. McCorkell      Senior Vice President since August 1995;              49
                        Vice President, Secretary and General
                        Counsel since joining the Company in
                        1987.

Patricia Cole           Controller since joining the Company                  46
                        in September 1995. Vice President
                        and Controller of Southern Pacific
                        Telecommunications Company 1993 to
                        1995; Controller of Los Angeles Cellular
                        Telephone Company 1990-1992.

---------------
The term of office for all officers is at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the Nasdaq National Market under the symbol: FICI.

     At December 1, 1995, Fair, Isaac had 265 holders of record of its common stock. The following table lists the high and low last transaction prices for the periods shown, as reported by the National Association of Securities Dealers on the Nasdaq National Market.

Stock Prices                              High        Low
------------------------------------------------------------
October 1 - December 31, 1993            11 1/4       10
January 1 - March 31, 1994               13 5/8       10 1/2
April 1 - June 30, 1994                  15 3/4       11 5/8
July 1 - September 30, 1994              17 3/4       13 1/2
October 1 - December 31, 1994            28 5/8       17 1/8
January 1 - March 31, 1995               26 3/4       17
April 1 - June 30, 1995                  29 3/4       22 1/4
July 1 - September 30, 1995              30 3/4       25 1/2

DIVIDENDS

     The Company paid cash dividends of 3.5 cents per share semiannually, or 7 cents per year, from March 1992 through March 1995. On May 24, 1995, it announced a 100 percent stock dividend (equivalent to a 2 for 1 stock split) and its intention to pay quarterly dividends of 2 cents per share or 8 cents per year subsequent to issuance of the stock dividend. The first quarterly dividend was paid in September 1995. There are no current plans to change the cash dividend nor to issue any further stock dividend.

ITEM 6. SELECTED FINANCIAL DATA

Fiscal year ended September 30,         1995              1994              1993             1992              1991
-------------------------------------------------------------------------------------------------------------------

Revenues                           $ 113,881          $ 90,279          $ 66,668         $ 42,614          $ 31,786
Income from operations                19,864            15,795             8,108            5,633             3,099
Income before income taxes            21,446            16,553             8,652            6,667             4,374
Net income                            12,695            10,049             5,277            3,932             2,757
Earnings per share                    $ 1.00             $ .81             $ .44            $ .33             $ .24
Dividends per share (in cents) *         5.5                 7                 7                7                 5

At September 30,                        1995              1994              1993             1992              1991
-------------------------------------------------------------------------------------------------------------------
Working capital                     $ 24,393          $ 16,490          $ 14,652         $ 13,401          $ 16,509
Total assets                          88,290            70,935            54,230           41,982            31,405
Long-term obligations                  1,930             2,333             2,729            2,655                --
Stockholders' equity                $ 56,128          $ 42,939          $ 31,516         $ 26,647          $ 22,277


     * Because the change to quarterly dividends was initiated in September 1995, the rate of dividends paid in fiscal 1995 does not reflect the new annual rate which is 8 cents per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company is organized into business units which correspond to its principal markets: consumer credit, insurance and direct marketing (DynaMark). Sales to the consumer credit industry have traditionally accounted for the bulk of the Company's revenues. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring algorithms (also known as "analytic products" or "scorecards"), credit application processing systems (ASAP and CreditDesk) and custom credit account management systems including those marketed under the name TRIAD. Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have also been sold under time- or volume-based price arrangements. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contract minimums. DynaMark employs a combination of fixed-fee and usage-based pricing.

REVENUES

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues contributed by the DynaMark and Insurance business units, and the percentage of revenues represented by fixed-price and usage-priced revenues from the Credit business unit; and (b) the percentage change in revenues within each category from the corresponding period in the prior fiscal year. Fixed-price revenues include all revenues from application processing software, custom scorecard development and consulting projects for credit. Virtually all usage revenues are generated through third-party alliances such as those with credit bureaus and third-party credit card processors.


                                             Percentage of                                  Period-to-Period
                                                Revenue                                    Percentage Changes
                                              Year Ended                                 1994              1993
                                             September 30,                                to                to
                                1995             1994              1993                  1995              1994
----------------------------------------------------------------------------------------------------------------

Credit:
     Fixed-price                  29               32                37                    15                18
     Usage-priced                 53               50                49                    33                38
DynaMark                          16               16               12*                    22                78*
Insurance                          2                2                 2                    56                36
                           ---------        ---------         ---------             ---------         ---------
Total revenues                   100              100               100                    26                35
                           =========        =========         =========             =========         =========


     * DynaMark was acquired on December 31, 1992, so it contributed to revenues for only the last nine months of fiscal 1993.

     Revenue from credit application scoring products increased by 20 percent in fiscal 1994 compared with fiscal 1993 and increased another 10 percent in fiscal 1995 due primarily to resurgence in the economy in general and increased bankcard solicitation activity, and also due to the Company's introduction of new products including small business loan scoring products and tracking software. ASAP revenues increased by 35 percent in 1994 compared with 1993, and by another 13 percent in fiscal 1995, primarily due to increased sales of PC-based ASAP products (CreditDesk) and software components for mainframe ASAP systems. Revenues from sales of credit account management systems (TRIAD) sold to end-users increased 3 percent from 1993 to 1994 and by 28 percent from 1994 to 1995. The Company's high degree of success in penetrating the U.S. bankcard industry with these products has limited the revenue growth in that market.
However, the Company has added functionality for the existing base of TRIAD users and is actively marketing TRIAD for other types of credit products and in overseas markets which accounted for most of the growth in 1995.

     Usage revenues are generated primarily by credit scoring services distributed through major credit bureaus and credit account management services distributed through third-party bankcard processors. Revenues from credit bureau-related services have increased rapidly in each of the last three fiscal years and accounted for approximately 39 percent of revenues in fiscal 1995. Revenues from services provided through bankcard processors also increased in each of these years, due primarily to increases in the number of accounts at each of the major processors.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth and improvement in operating margins over the last three years. While the Company has been very successful in extending or renewing such agreements in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., TRW, Inc. and Trans Union Corporation each accounted for approximately nine to eleven percent of the Company's total revenues in fiscal 1995.

     Potential new government regulation of the use of credit bureau data could have an impact on the use of any of the Company's credit bureau scoring services including PreScore(R) and ScoreNet(R). Bills which would substantially amend the Fair Credit Reporting Act were introduced in each of the last three Congresses and at least two such bills were introduced in 1995. These bills would impose new restrictions on the use of credit bureau data to prescreen solicitation lists. Bills and regulations have also been introduced, and, in some cases enacted, at the state level that affect the use of credit bureau data in various ways, including restricting the use of such data in making insurance underwriting decisions. State regulation of credit bureau data, particularly regulations imposing requirements on the credit bureaus or users of credit bureau information which differ from those existing under federal law, may also have an adverse impact on bureau scoring services. The Company believes certain enacted or pending state legislation and regulation of credit bureau data in connection with insurance underwriting has had a negative impact on its efforts to sell insurance risk scores through credit reporting agencies. However, the Company cannot predict whether any other particular federal or state legislation affecting credit bureau information or credit scoring is likely to be enacted in the foreseeable future, or the extent to which the passage of such legislation might affect the Company's business.

     The Company's revenues derived from customers outside the United States increased from $10.9 million in fiscal 1993 to $12.5 million in fiscal 1994 and to $14.9 million in 1995. DynaMark has had virtually no non-U.S. revenues. Sales of software products, including TRIAD and PC-based ASAP, and an increase in the number of accounts using the Company's account management services at credit card processors in the United Kingdom accounted for most of the increases in international revenues in fiscal 1994 and 1995.

     Revenues from software maintenance and consulting services each accounted for less than 10% of revenues in each of the three years in the period ended September 30, 1995, and the Company does not expect revenues from either of these sources to exceed 10% of revenues in the foreseeable future.

     During the period from 1990 through 1994, while the rate of account growth in the U.S. bankcard industry was slowing and many of the Company's largest institutional clients were merging and consolidating, the Company generated above-average growth in revenues--even after correcting for the effect of the DynaMark acquisition--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company's revenues grew by 26 percent in fiscal 1995 which is closer to what the Company believes is a sustainable, long-term growth rate. The Company believes much of its future growth prospects will rest on its ability (1) to develop new, high value products and services for its present client base of major U.S. consumer credit issuers; (2) to increase its penetration of established or emerging credit markets outside the U.S. and Canada; and (3) to expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services such as direct marketing, insurance, small business lending, and health care information management.

     Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. While the increasing percentage of usage revenues may loosen this constraint to some extent, management believes it will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities which it believes have exceptional long-term potential. This occurred in the period from 1988 through 1990 when the Company devoted significant resources to developing the usage priced services distributed through credit bureaus and third-party processors. Cumulative revenue since 1987, net of the DynaMark acquisition, is very close to the Company's twenty-year historical average revenue growth of 21 percent.

EXPENSES

     The following table sets forth for the fiscal periods indicated (a) the percentage of net revenues represented by certain line items in the Company's Consolidated Statement of Income and (b) the percentage change in the amount of each such line item from the prior fiscal year.

                                                      Percentage of                             Period-to-Period
                                                         Revenue                               Percentage Changes
                                                       Year Ended                            1994             1993
                                                      September 30,                           to               to
                                        1995              1994              1993             1995              1994
-------------------------------------------------------------------------------------------------------------------

Total revenues                           100               100               100               26                35
                                    --------         ---------         ---------
Costs and expenses:
Cost of revenues                          38                38                40               27                29
Sales and marketing                       20                20                20               22                34
Research and development                   4                 5                 7               --               (10)
General and administrative                21                19                20               37                29
Amortization of intangibles               --                 1                 1              (12)               54
                                    --------         ---------         ---------
Total costs and expenses                  83                83                88               26                27
                                    --------         ---------         ---------
Income from operations                    17                17                12               26                95
Interest income, expense and
   other (net)                             2                 1                 1              108                39
                                    --------         ---------         ---------
Income before income taxes                19                18                13               30                91
Provision for income taxes                 8                 7                 5               35                93
                                    --------         ---------         ---------
Net income                                11                11                 8               26                90
                                    ========         =========         =========

COST OF REVENUES

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet Service. The decrease in cost of revenues, as a percentage of revenues, in 1994 and 1995 compared with 1993 was due primarily to increases in the volume of usage-priced revenues which, other than ScoreNet, have relatively low costs of revenues.

SALES AND MARKETING

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. As a percentage of revenues, sales and marketing expenses have been relatively stable during the three years ended September 30, 1995.

RESEARCH AND DEVELOPMENT

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses, in absolute dollars, decreased slightly from fiscal 1993 to 1994 and were essentially unchanged in fiscal 1995. The Company's current primary focus in seeking growth opportunities is in developing new markets--either geographical or by industry--for its existing technologies, rather than new technological developments. Such costs are recorded as sales and marketing or general and administrative expenses rather than as research and development.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, and the costs of operating administrative functions such as finance and computer information systems and exploration of new business opportunities. As a percentage of revenues, these expenses decreased in fiscal 1994 compared with fiscal 1993, due primarily to expense control and rapid revenue growth. The increase in these costs in fiscal 1995 was primarily due to significant increases in office space and expenditures made to improve the Company's information systems and technology infrastructure, and the research associated with exploring new business opportunities, primarily in the health care information management area.

AMORTIZATION OF INTANGIBLES

     The Company is amortizing the intangible assets arising from the DynaMark acquisition, which occurred on December 31, 1992, over periods ranging from two to 15 years. The level of amortization expense in future years will depend, in part, on the amount of additional payments to the former share-holders of DynaMark. See below under "Capital Resources and Liquidity."

INTEREST INCOME AND EXPENSE, AND OTHER

     Interest income is derived from the investment of funds surplus to the Company's immediate operating requirements. At September 30, 1995, the Company had approximately $23.2 million invested in U.S. treasury securities, certificates of deposit, and other interest-bearing instruments. Interest income increased in fiscal 1994 and 1995 due to rising interest rates and/or the increasing balance in interest bearing accounts and instruments.

     The following table shows year-to-year changes in interest income resulting from changes in market rates of interest and the amount of interest-bearing investments.

(dollars in thousands)                      1995           1994          1993
--------------------------------------------------------------------------------
Balance at September 30:                  $23,199        $24,888        $13,325
Yield at September 30:                        5.6%           4.6%           3.4%
Interest for year ended September 30:    $  1,248         $  728         $  560

     In 1992, the Company entered into a financing lease for its newly constructed conference center and financed the construction of the center with a $2,950,000 secured note. Principal and interest on the note are payable monthly. Interest income from the note is not included in the table above. In 1993, the Company earned $212,000 in interest income on the note and incurred $193,000 in interest expense on the capitalized lease. The Company incurred an additional $60,000 in interest expense on other capitalized leases in fiscal 1993. In 1994, the Company earned $293,000 in interest income on the note and incurred $183,000 in interest expense on the lease, and an additional $39,000 in interest expense on other capitalized leases. The $41,000 in other expenses recorded in fiscal 1994 reflects the loss on sale of a treasury bill prior to its maturity. In 1995 the Company earned $292,000 in interest income on the note and incurred $163,000 in interest expense on the lease, and an additional $29,000 in interest expense on other capitalized leases. The other income is primarily attributable to currency exchange gains.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate of approximately 41% in fiscal 1995 was higher than the effective rate of approximately 39% in fiscal 1993 and 1994 due primarily to a changing mix of applicable state and foreign tax rates. The Company expects its effective tax rate in fiscal 1996 to be approximately the same as in fiscal 1995 barring any change in the tax laws.

CAPITAL RESOURCES AND LIQUIDITY

     Working capital increased from $14,652,000 at September 30, 1993, to $16,490,000 at September 30, 1994 and to $24,393,000 at September 30, 1995.
These increases were due primarily to increases in accounts receivable, unbilled work in progress and short-term investments which offset a decrease in cash and cash equivalents and increases in accrued compensation and employee benefits and billings in excess of earned revenues.

     The Company may be required to make additional payments to the former shareholders of DynaMark based upon DynaMark's financial results in calendar 1995. The Company currently estimates that this additional payment for calendar 1995 will be approximately $1.1 million, and will not exceed $2.7 million. No such additional payments are required in future years.

     In fiscal 1994, cash provided by operations ($19,535,000) more than offset cash used in investing activities ($12,985,000) and financing activities ($800,000). Cash provided by operations resulted primarily from net income before depreciation and amortization, and increases in accrued compensation and benefits. Cash was used in investing activities primarily to make net purchases of interest bearing investments, to purchase property and equipment and to make the additional payment to the former owners of DynaMark. Payment of dividends and reduction of certain capital lease obligations more than offset cash provided by the exercise of stock options.

     In fiscal 1995 cash provided by operations ($13,316,000) was more than offset by cash used in investing activities ($15,333,000) and financing activities ($652,000). Cash provided by operations resulted primarily from net income before depreciation and amortization, and increases in accrued compensation and employee benefits, partially offset by the increase in accounts receivable and unbilled work in progress. Cash was used in investing activities primarily for additions to property and equipment (including major expansions at the Company's headquarters in San Rafael, California and at DynaMark's facility in St. Paul, Minnesota), the additional payment to the former owners of DynaMark, the purchase of interest bearing investments and investments in a number of start-up companies, partially offset by the maturities of interest bearing investments. Cash was used in financing activities primarily for the payment of dividends and reduction of capital lease obligations, partially offset by cash generated by the exercise of stock options.

     Future cash flows will continue to be affected by operating results, contractual billing terms and collections, investment decisions and dividend payments, if any. At September 30, 1995, the Company had no significant capital commitments other than those obligations described in Notes 3, 6 and 11 to the consolidated financial statements. The Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

     The table in Note 13 to the Consolidated Financial Statements presents unaudited quarterly operating results for the last eight fiscal quarters. Management believes that all the necessary adjustments have been included in the amounts stated to present fairly the selected quarterly information, when read in conjunction with the financial statements included elsewhere in this report. This information includes all normal recurring adjustments that the Company considers necessary for a fair presentation thereof, in accordance with generally accepted accounting principles.

     Quarterly results may be affected by fluctuations in revenue associated with credit card solicitations, by the timing of orders for and deliveries of certain ASAP and TRIAD systems, and by the seasonality of ScoreNet purchases. With the exception of the cost of ScoreNet data purchased by the Company, most of its operating expenses are not affected by short-term fluctuations in revenues and thus short-term fluctuations in revenue may have a significant impact on operating results. However, in recent years these fluctuations were generally offset by the strong growth in revenues from services delivered through credit bureaus and third-party bankcard processors.

     Management believes that neither the quarterly variations in net revenues and net income, nor the results of operations for any particular quarter, are necessarily indicative of results of operations for full fiscal years. Accordingly, management believes that the Company's results should be evaluated on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
FAIR, ISAAC AND COMPANY, INCORPORATED:

     We have audited the accompanying consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick

San Francisco, California
October 25, 1995

CONSOLIDATED STATEMENTS OF INCOME

                                  (dollars in thousands, except per share data)
Years ended September 30,               1995            1994             1993
-------------------------------------------------------------------------------
Revenues:
     Fair, Isaac                 $     96,074    $     75,719    $     58,482
     DynaMark                          17,807          14,560           8,186
                                 ------------    ------------    ------------
       Total revenues                 113,881          90,279          66,668
                                 ------------    ------------    ------------
Costs and expenses:
   Cost of revenues
     Fair, Isaac                       30,298          24,483          21,374
     DynaMark                          12,734           9,616           5,150
                                 ------------    ------------    ------------
       Total costs of revenues         43,032          34,099          26,524
Sales and marketing                    22,592          18,302          13,672
Research and development                3,986           3,984           4,426
General and administrative             23,696          17,293          13,415
Amortization of intangibles               711             806             523
                                 ------------    ------------    ------------
     Total costs and expenses          94,017          74,484          58,560
                                 ------------    ------------    ------------
Income from operations                 19,864          15,795           8,108
Interest income                         1,547           1,021             797
Interest expense                         (196)           (222)           (253)
Other                                     231             (41)             --
                                 ------------    ------------    ------------
Income before income taxes             21,446          16,553           8,652
Provision for income taxes              8,751           6,504           3,375
                                 ------------    ------------    ------------
Net income                       $     12,695    $     10,049    $      5,277
                                 ============    ============    ============
Earnings per share               $       1.00    $        .81    $        .44
                                 ============    ============    ============
Shares used in computing
   earnings per share              12,723,000      12,476,000      12,164,000
                                 ============    ============    ============

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                           (dollars in thousands)
September 30,                                                      1995                      1994
-------------------------------------------------------------------------------------------------

ASSETS
   Current assets:
     Cash and cash equivalents                                   $8,321                   $10,990
     Short-term investments (Note 5)                              5,874                     3,938
     Accounts receivable, net of
       allowance 1995: $276; 1994:$429                           19,094                    14,242
     Unbilled work in progress                                   11,299                     6,590
     Deferred income taxes (Note 7)                               1,399                     1,379
     Prepaid expenses and other current assets                    1,784                     1,188
                                                              ---------                 ---------
       Total current assets                                      47,771                    38,327
Long-term investments (Note 5)                                   10,923                    10,461
Note receivable                                                   2,895                     2,915
Property and equipment, net (Note 6)                             16,815                    12,334
Intangibles, net (Note 3)                                         4,957                     3,406
Deferred income taxes and other assets (Note 7)                   4,929                     3,492
                                                              ---------                 ---------
                                                                $88,290                   $70,935
                                                              =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable and other accrued liabilities              $5,830                    $6,006
     Accrued compensation and employee
       benefits (Note 8)                                         10,631                    10,051
     Billings in excess of earned revenues                        5,314                     4,027
     Income taxes payable (Note 7)                                1,603                     1,753
                                                              ---------                 ---------
       Total current liabilities                                 23,378                    21,837
   Other liabilities (Note 8)                                     6,854                     3,826
   Capitalized leases (Note 6)                                    1,930                     2,333
   Commitments and contingencies
     (Notes 3, 5, 6 and 11)                                          --                        --
                                                              ---------                 ---------
       Total liabilities                                         32,162                    27,996
                                                              ---------                 ---------
   Stockholders' equity (Notes 2, 8, 9 and 10):
     Common stock                                                   123                        60
     Paid in capital in excess of par value                      14,508                    13,210
     Retained earnings                                           41,975                    30,010
     Less treasury stock (1995: 53,562;
       1994: 101,822 shares at cost)                               (228)                     (341)
     Less pension adjustment (Note 8)                              (406)                       --
     Unrealized gain on investment (Note 5)                         156                        --
                                                              ---------                 ---------
       Total stockholders' equity                                56,128                    42,939
                                                              ---------                 ---------
                                                                $88,290                   $70,935
                                                              =========                 =========

See accompanying notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Period from September 30, 1992, to September 30, 1995                                                (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                       Paid in                                         Unrealized   Total
                                      Common stock    capital in              Note                       gain on    stock-
                                     Shares    Par    excess of  Retained  receivable Treasury  Pension  invest-   holders'
                                    (000's)   value   par value  earnings   from ESOP  stock  adjustments ments     equity
---------------------------------------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 1992     11,245     $ 57     $11,143    $16,311   $(194)  $(670)     $  --     $  --     $26,647
Issuance of restricted stock           30       --          --         --      --      --         --        --          --
Exercise of stock options             283        2         443         --      --      --         --        --         445
Tax benefit of stock options           --       --         207         --      --      --         --        --         207
Payment on ESOP note receivable        --       --          --         --     194      --         --        --         194
Contribution to ESOP                   29       --          80         --      --      96         --        --         176
Net income                             --       --          --      5,277      --      --         --        --       5,277
Dividends declared                     --       --          --       (799)     --      --         --        --        (799)
Pension adjustment                     --       --          --         --      --      --       (631)       --        (631)
                                  -------  -------     -------     ------  ------   ------     ------   ------     -------
BALANCES AT SEPTEMBER 30, 1993     11,587       59      11,873     20,789      --    (574)      (631)       --      31,516
Issuance of restricted stock           21       --          --         --      --      --         --        --          --
Exercise of stock options             290        1         474         --      --      --         --        --         475
Tax benefit of stock options           --       --         350         --      --      --         --        --         350
Contribution/sale to ESOP              69       --         513         --      --     233         --        --         746
Net income                             --       --          --     10,049      --      --         --        --      10,049
Dividends declared                     --       --          --       (828)     --      --         --        --        (828)
Pension adjustment                     --       --          --         --      --      --        631        --         631
                                  -------  -------     -------     ------  ------   ------    ------   -------     -------
BALANCES AT SEPTEMBER 30, 1994     11,967       60      13,210     30,010      --    (341)        --        --      42,939
Issuance of restricted stock            4       --           4         --      --      --         --        --           4
Exercise of stock options             217        1         450         --      --      --         --        --         451
Tax benefit of stock options           --       --         115         --      --      --         --        --         115
Contribution/sale to ESOP              48       --         729         --      --     113         --        --         842
Net income                             --       --          --     12,695      --      --         --        --      12,695
Dividends declared                     --       --          --       (668)     --      --         --        --        (668)
Stock dividend                         --       62          --        (62)     --      --         --        --          --
Adoption of SFAS No. 115 at
October 1, 1994                        --       --          --         --      --      --         --       (77)        (77)
Unrealized gain on investments         --       --          --         --      --      --         --       233         233
Pension adjustment                     --       --          --         --      --      --       (406)       --        (406)
                                  -------  -------     -------   --------   -----  ------      -----   -------    --------
BALANCES AT SEPTEMBER 30, 1995     12,236     $123     $14,508    $41,975     $--   $(228)     $(406)     $156     $56,128
                                  =======  =======     =======   ========   =====  ======     ======   =======    ========

See accompanying notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (dollars in thousands)
Years ended September 30,                                          1995         1994         1993
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $12,695      $10,049       $5,277
Adjustments to reconcile net income to cash
provided by operating activities:
   Depreciation and amortization                                  6,153        4,880        4,520
   Deferred income taxes                                         (1,714)      (1,781)      (1,541)
   Increase in accounts receivable and
    unbilled work in progress                                    (9,561)      (1,108)      (6,318)
   Decrease (increase) in prepaid expenses
    and other assets                                               (828            6         (139)
   Increase in accounts payable and other liabilities               629        1,635          885
   Increase in accrued compensation and
    employee benefits                                             4,796        5,164        3,280
   Increase (decrease) in income taxes payable                     (141)        (331)         832
   Increase (decrease) in billings in excess
    of earned revenues                                            1,287        1,021         (674)
                                                              ---------    ---------    ---------
     Net cash provided by operating activities                   13,316       19,535        6,122
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                             (10,692)      (5,272)      (4,491)
Purchase of DynaMark, Inc.                                       (2,150)      (1,813)      (4,501)
Additions to other assets                                          (375)         (42)         (58)
Note receivable                                                      20           19         (180)
Purchases of investments                                         (9,240)     (15,781)      (2,018)
Proceeds from maturities/sales of investments                     7,104        9,904        4,996
                                                              ---------    ---------    ---------
     Net cash used in investing activities                      (15,333)     (12,985)      (6,252)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of capital lease obligations                             (422)        (532)        (603)
Issuance of stock                                                   494          560          445
ESOP note receivable                                                 --           --          194
Dividends paid                                                     (668)        (828)        (799)
Repurchase of company stock                                         (56)          --           --
                                                              ---------    ---------    ---------
     Net cash used in financing activities                         (652)        (800)        (763)
                                                              ---------    ---------    ---------
Increase (decrease) in cash and
cash equivalents                                                 (2,669)       5,750         (893)
Cash and cash equivalents, beginning of year                     10,990        5,240        6,133
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year                           $8,321      $10,990       $5,240
                                                              =========    =========    =========

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Fair, Isaac and Company, Incorporated (the "Company") is incorporated under the laws of the State of Delaware. The Company offers a variety of technological tools to enable users to make better decisions through data. The Company is a world leader in developing predictive and risk assessment models for the financial services industry. These analytical tools include credit and insurance scoring algorithms. The Company also offers direct marketing and database management services through its wholly owned subsidiary, DynaMark, Inc.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash in banks and investments with an original maturity of 90 days or less at time of purchase.

INVESTMENTS

     Investments, consisting principally of U.S. Government obligations, are stated at market. Investments with maturities exceeding one year are classified as long-term investments. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective October 1, 1994. There was no significant effect as a result of implementation of SFAS No. 115.

     Amortized cost was used in calculating the unrealized gain on securities available for sale for purposes of applying SFAS No. 115.

NOTE RECEIVABLE

     The note receivable is secured by a first deed of trust which bears interest at 10% per annum, with principal and interest payments amortized monthly over 30 years. The note matures on June 30, 2003.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains reserves for potential bad debts and such uncollectible amounts have been within management's expectations. At September 30, 1995 and 1994, management believes the allowance for doubtful accounts is adequate.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization on property and equipment including leasehold improvements are provided using the straight-line method over estimated useful lives ranging from three to eight years or the term of the respective leases.

REVENUE RECOGNITION

     Revenues from contracts for the development of credit scoring systems and custom software are recognized using the percentage-of-completion method of accounting, measured by an output method based on results achieved to date compared with the results necessary to complete the contract, which approximates the ratio that incurred costs bear to estimated total completion costs. Revenues determined by the percentage-of-completion method in excess of contract billings are recorded as unbilled work in progress. Such amounts are generally billable upon reaching certain performance milestones that are defined by the individual contracts. Deposits and other amounts billed in advance of performance under contracts are recorded as billings in excess of earned revenues.

     Revenues from usage-priced products and services are recognized on receipt of usage reports from the third-parties through which such products and services are delivered. Revenue from shrink-wrapped products and services are recognized upon delivery. Revenues from products and services sold on time-based pricing, including maintenance of computer and software systems, are recognized ratably over the contract period.

SOFTWARE COSTS

     The Company follows one of two paths to develop software. One involves a detailed program design, which is used when introducing new technology; the other involves the creation of a working model for modification to existing technologies that has been supported by adequate testing. All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved, technological feasibility is achieved and subsequent costs such as coding, debugging and testing are capitalized.

     When developing software using existing technology, the costs incurred prior to the completion of a working model are expensed. Once the product design is met, this typically concludes the software development process and is usually the point at which technological feasibility is established. Subsequent expenses, including coding and testing, if any, are capitalized. For the 3-year period ending September 30, 1995, technological feasibility coincided with the completion process, thus all design and development costs were expensed as research and development costs.

     Purchased software costs are amortized over three years. Amortization of capitalized software was: $544,000 for 1995; $587,000 for 1994; and $1,418,000
for 1993. The 1993 amount includes the write-off of $531,000 of capitalized software costs.

INTANGIBLES

     The intangible assets consisting of goodwill and non-compete agreements arose principally from a business acquisition and are amortized on a straight-line basis over their useful lives that range from 2 to 15 years. The Company assesses the recoverability of goodwill by evaluating the projected results of operations over the remaining useful life. The accumulated amortization of intangible assets was $2,040,000 and $1,329,000 as of September 30, 1995 and 1994, respectively.

TAXES ON INCOME

     Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets and liabilities to be calculated using the enacted tax rates in effect when the temporary differences are recovered or settled. The effect of implementing SFAS No. 109 was not significant.

FOREIGN CURRENCY

     Gains and losses arising from fluctuations in foreign exchange rates on non-U.S. dollar-denominated trans-actions were not significant in the past three years.

EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common shares outstanding. Common shares outstanding used in computing earnings per share include weighted average common equivalent shares as if shares issuable from exercise of stock options (with exercise prices below market value) were issued as of the beginning of the period or on the date of grant and the proceeds from exercise were used to purchase common shares (the treasury stock method). Fully diluted earnings per share were approximately equal to primary earnings per share in each of the three years in the period ended September 30, 1995.

RECLASSIFICATIONS

     Certain reclassifications were made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

ACCOUNTING CHANGES

     On October 23, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 allows a company to either (1) retain the current method of accounting for stock compensation for purposes of preparing its financial statements or (2) to adopt a new fair value based method that is established by provisions of the new
Statement. The Company plans to retain its current method of accounting for stock compensation when it adopts this Statement in fiscal 1997 and thus it is not expected to have an impact on the Company's financial position or results of operations.

2.       DIVIDENDS

     On May 23, 1995, the Company's Board of Directors declared a 100% stock dividend equivalent to a two-for-one stock split payable at the close of business on June 26, 1995. The par value of the additional shares was reclassified from retained earnings to common stock. All per share amounts, options, market prices and number of shares have been restated to retroactively reflect the 100% stock dividend.

     Concurrent with the 100% stock dividend, the Board of Directors authorized payment of a quarterly dividend of 2 cents or 8 cents per year. Previously, dividends had been paid at a rate of 3.5 cents semi-annually or 7 cents per year. Because the change to quarterly dividends was initiated in September 1995, the rate of dividends paid in fiscal 1995 does not reflect the new annual rate.

3.       ACQUISITION

     In December 1992, the Company acquired the assets and liabilities of DynaMark, Inc., a privately-held company, for $4.6 million in cash and assumed debt of $2.2 million. The fair market value of the assets was $6.8 million. The acquisition was accounted for as a purchase, and the operations of DynaMark, Inc. have been included in the consolidated financial statements since the acquisition date. The purchase agreement provides for additional contingent cash payments not to exceed $2.7 million based on specified financial performance of DynaMark through December, 1995. Goodwill arising from the acquisition is being amortized over 15 years.

4.       CASH FLOW STATEMENT


Supplemental disclosure of cash flow information:

                                                                        Years ended September 30,
(dollars in thousands)                                    1995              1994             1993
-------------------------------------------------------------------------------------------------
Income tax payments                                    $10,640            $8,455           $3,820
Interest paid                                             $196              $222             $253

Non-cash investing and financing activities:
Contributions of stock to ESOP                            $856              $661             $176
Tax effect of stock options                               $115              $350             $207

5.       INVESTMENTS

     The Company's investment portfolio consists primarily of U.S. Government issues or government-backed securities. These are classified as available-for-sale and are carried at market value, with the un-realized gains and losses, net of federal income taxes, reported as a separate component of Stockholders' equity. The following is a summary of available-for-sale securities and other investments not subject to SFAS No. 115 as of September 30, 1995 (thousands):

1995                               Short-Term            Long-Term
------------------------------------------------------------------
Amortized cost                         $5,883              $9,561
Gross unrealized gains                      1                 270
Gross unrealized losses                   (10)                 --
                                    ---------           ---------
Market value                            5,874               9,831
Other securities                           --               1,092
                                    ---------           ---------
                                       $5,874             $10,923
                                    =========           =========

     Prior to October 1, 1994, securities were carried at amortized cost. At September 30, 1994, the market value of the short-term securities was $3,936,000 and $10,335,000 for the long term securities.

     The long-term securities mature in one to five years.

     During the year, the Company made an investment in the preferred stock of an early-stage enterprise, which is being accounted for using the cost method. The total investment at year-end amounted to $660,000. The maximum commitment with respect to this investment is $3,000,000; investment up to this ceiling is dependent on the enterprise attaining defined performance milestones.

6.       PROPERTY AND EQUIPMENT

     Property and equipment as of September 30, 1995 and 1994, consist of the following:

(dollars in thousands)                                    1995           1994
-----------------------------------------------------------------------------
Data processing equipment                              $13,295        $11,367
Office furniture, vehicles and equipment                 7,964          4,249
Leasehold improvements                                   5,372          2,995
Capitalized leases                                       3,123          3,282
Less accumulated depreciation and amortization         (12,939)        (9,559)
                                                     ---------      ---------
Net property and equipment                             $16,815        $12,334
                                                     =========      =========

     Depreciation and amortization charged to operations were $4,812,000, $3,457,000, and $2,538,000 for the years ended September 30, 1995, 1994 and
1993, respectively.

     The following is a schedule, by years, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments as of September 30, 1995:

Years ended September 30                (dollars in thousands)
--------------------------------------------------------------
1996                                                    $  547
1997                                                       499
1998                                                       466
1999                                                       466
2000                                                       466
Thereafter                                                 375
                                                     ---------
                                                         2,819
Less: Amount representing interest                        (498)
                                                     ---------
Present value of net minimum lease payments             $2,321
                                                     =========

7.       INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                                                 Years ended September 30,
(dollars in thousands)             1995              1994             1993
--------------------------------------------------------------------------
Current:
Federal                          $8,107            $6,456           $3,912
State                             2,167             1,665              941
Foreign                             191               164               63
                              ---------         ---------        ---------
                                 10,465             8,285            4,916
                              ---------         ---------        ---------
Deferred:
Federal                          (1,441)           (1,415)          (1,267)
State                              (273)             (366)            (274)
                              ---------         ---------        ---------
                                 (1,714)           (1,781)          (1,541)
                              ---------         ---------        ---------
                                 $8,751            $6,504           $3,375
                              =========         =========        =========

--------------------------------------------------------------------------------

     The tax effect of significant temporary differences resulting in deferred tax assets at September 30, 1995 and 1994 are as follows:

(dollars in thousands)                    1995                            1994
------------------------------------------------------------------------------
Deferred tax assets:
Amortization of intangibles             $1,037                            $709
Property and equipment                     465                             145
Compensated absences                       418                             466
Officer's incentive                      2,588                           1,548
State taxes                                758                             582
Other                                      222                             324
                                     ---------                       ---------
                                        $5,488                          $3,774
                                     =========                       =========

     The principal reasons for the difference between the total tax provision and taxes computed at the applicable federal statutory rates are as follows:

                                                       Years ended September 30,
(dollars in thousands)                          1995           1994         1993
--------------------------------------------------------------------------------
Income tax provision at federal
     statutory rate of 35% in 1995
     and 1994, and 34% in 1993                $7,506         $5,794      $2,942
State income taxes, net of federal benefit     1,231            844         440
Other                                             14           (134)         (7)
                                           ---------      ---------   ---------
                                              $8,751         $6,504      $3,375
                                           =========      =========   =========

8.       EMPLOYEE BENEFIT PLANS

PENSION PLAN

     The Company has a defined benefit pension plan that covers eligible full-time employees. The benefits are based on years of service and the employee's compensation during employment. The Company's policy is to fund the pension plan to the maximum extent for which a tax deduction is allowed. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The following table sets forth the plan's funding status at September 30, 1995 and 1994:

(dollars in thousands)                                    1995              1994
--------------------------------------------------------------------------------
Vested benefit obligation                               $5,067           $3,930
Nonvested benefit obligation                               373              381
Effect of projected future earnings                      2,353            1,560
                                                     ---------        ---------
Projected benefit obligation                             7,793            5,871
Fair value of plan assets                               (5,155)          (4,353)
                                                     ---------        ---------
Projected benefit obligation in
     excess of plan assets                              2,638             1,518
Unrecognized prior service cost                            85                26
Unrecognized net loss                                  (2,759)           (1,567)
Unrecognized net obligation remaining
     to be amortized                                     (196)             (216)
Additional minimum liability                              517                --
                                                    ---------         ---------
(Prepaid) Accrued pension cost                           $285             $(239)
                                                    =========         =========

     The plan assets consist primarily of U.S. government securities.

     The projected benefit obligation includes an accumulated benefit obligation of $5,440,000 and $4,311,000 for 1995 and 1994, respectively. The obligation exceeded the fair value of the pension plan assets at September 30, 1995. The Company recorded an additional minimum liability of $517,000. An intangible asset of $111,000 was also recorded (up to the unrecognized prior service costs) and a reduction was made in stockholder's equity of $406,000 for the excess additional minimum liability over the unrecognized prior service costs.

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5 percent and 5.5 percent, respectively, at September 30, 1995, and 8 and 5.5 percent at September 30, 1994. The expected long-term rate of return on assets was 7.5 percent at September 30, 1995 and 1994.

     The net pension cost for the fiscal years ended September 30, 1995 and 1994, included the following components:

(dollars in thousands)                                    1995              1994
--------------------------------------------------------------------------------
Service costs                                            $483              $510
Interest cost on projected benefit obligation             500               414
Actual return on plan assets                             (510)             (116)
Net amortization and deferral                             266               (13)
                                                    ---------         ---------
Net periodic pension plan cost                           $739              $795
                                                    =========         =========

EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an Employee Stock Ownership Plan ("ESOP") that covers eligible full-time employees. Contributions in cash or stock to the ESOP are determined annually by the Company's board of directors. In addition, the ESOP may purchase stock from the Company or its stockholders. Provisions for contributions to the ESOP were $1,046,000, $856,000, and $645,000 for the years ended September 30, 1995, 1994, and 1993, respectively.

     At September 30, 1995, the ESOP held 1,099,178 shares of Company stock. The amount of dividends on ESOP shares were $64,000, $85,000 and $82,000 for the years ended September 30, 1995, 1994, and 1993, respectively.

     Company stock held and paid for by the ESOP is allocated annually to participants based on employee compensation levels. Participants vest in the allocated shares at the rate of 30 percent after three years of employment, 10 percent in the fourth year and 20 percent annually thereafter.

DEFINED CONTRIBUTION PLANS

     The Company offers 401(k) plans for eligible employees. Eligible employees may contribute up to 15% of compensation. The Company provides a matching contribution which is vested over five years. The Company contributions to 401(k) plans were $454,000, $291,000 and $224,000 for years ended September 30, 1995, 1994, and 1993. During fiscal 1995, the Company established a supplemental retirement and savings plan for certain officers and senior management employees. Company contributions to that plan for fiscal 1995 were $91,000.

OFFICERS' INCENTIVE PLAN

     The Company has an executive compensation plan for the benefit of officers. Benefits are payable based on the achievement of financial and performance objectives which are set annually by the Board of Directors and the market value of the Company's stock. Total expenses under the plan were $4,030,000, $3,381,000 and $2,566,000 for the years ended September 30, 1995, 1994, and
1993, respectively. The incentive earned each year is paid 50% currently, and the balance is payable over a four-year period, subject to certain adjustments, as defined in the plan, based on employment status and the market value of the Company's common stock.

EMPLOYEE INCENTIVE PLANS

     The Company has incentive plans for eligible employees not covered under the executive compensation plan. Awards under these plans are paid annually and are based on the achievement of certain financial and performance objectives. Total expenses under these plans were $4,764,000, $3,738,000, and $2,724,000 for the years ended September 30, 1995, 1994, and 1993 respectively.

9.       STOCK

COMMON

     A total of 15,000,000 shares of common stock, $0.01 par value, are authorized, of which 12,289,862 shares (including 53,562 shares of treasury stock) were issued at September 30, 1995, and 12,068,804 shares (including 101,822 shares of treasury stock) were issued at September 30, 1994.

PREFERRED

     A total of 1,000,000 shares of preferred stock, $0.01 par value, are authorized; no preferred stock has been issued.

10.      STOCK OPTION PLANS

     Officers, key employees and non-employee directors have been granted options under the Company's stock option plans to purchase Company common stock at fair market value at date of grant. Total options exercisable were 449,900 and 609,400 at September 30, 1995 and 1994, respectively.

     Changes in options outstanding during the three years in the period ended September 30, 1995:

                                  Number                            Exercise
                                      of                               Price
                                  Shares                           per Share
----------------------------------------------------------------------------
Options outstanding
     Sept. 30, 1992            1,172,000                        $1.11-$4.44
     Granted                     194,000                        $8.25-$8.50
     Exercised                  (283,000)                       $1.11-$3.50
                               ---------
Options outstanding
     Sept. 30, 1993            1,083,000                        $1.11-$8.50
     Granted                     142,000                      $13.25-$15.38
     Forfeitures                 (68,000)                       $8.25-$8.50
     Exercised                  (289,600)                       $1.11-$3.50
                               ---------
Options outstanding
     Sept. 30, 1994              867,400                       $1.11-$15.38
     Granted                     161,850                      $19.31-$28.38
     Exercised                  (217,500)                       $1.11-$8.50
                               ---------
Options outstanding
     Sept. 30, 1995              811,750                       $1.89-$28.38
                               =========

11.      COMMITMENTS AND CONTINGENCIES

     The Company conducts certain of its operations in facilities occupied under operating leases expiring principally in December 2001. The leases provide for annual increases based upon the Consumer Price Index ("CPI").

     Minimum future rental commitments under operating leases are as follows:

Year ending September 30,               (dollars in thousands)
--------------------------------------------------------------
1996                                                    $3,837
1997                                                     3,805
1998                                                     3,627
1999                                                     3,300
2000                                                     3,389
Thereafter                                               4,509
                                                     ---------
                                                       $22,467
                                                     =========

     Rent expense under operating leases, including month-to-month leases, was $2,939,000, $2,155,000 and $2,046,000 for the years ended September 30, 1995,
1994, and 1993, respectively.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

12.      SEGMENT INFORMATION

     The Company operates principally in the financial services industry. Its DynaMark subsidiary provides services to the direct marketing industry. Operations in other industries are less than 10% of consolidated revenues. The Company's international operations consist primarily of sales and service offices. Substantially all foreign sales are exports. The Company's revenues from customers outside the United States were $14,851,000, $12,531,000 and $10,915,000 in 1995, 1994 and 1993 respectively.

13.      SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 1995. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.


(in thousands except                Dec. 31,          Mar. 31,          June 30,        Sept. 30,
   per share data)                    1993              1994             1994              1994
-------------------------------------------------------------------------------------------------

Revenues                             $21,106           $21,025           $22,636          $25,512
Cost of revenues                       7,842             8,119             8,258            9,880
Gross profit                         $13,264           $12,906           $14,378          $15,632
                                    ========         =========         =========        =========
Net income                            $2,295            $2,183            $2,553           $3,018
                                    ========         =========         =========        =========
Earnings per share                      $.19              $.18              $.20             $.24
                                    ========         =========         =========        =========
Shares used in computing
   earnings per share                 12,408            12,476            12,488           12,546


(in thousands except                Dec. 31,          Mar. 31,          June 30,        Sept. 30,
   per share data)                    1994              1995             1995              1995
-------------------------------------------------------------------------------------------------

Revenues                             $25,632           $26,383           $28,675          $33,192
Cost of revenues                       9,337            10,436            10,812           12,447
Gross profit                         $16,295           $15,947           $17,863          $20,745
                                    ========         =========         =========        =========
Net income                            $2,822            $2,928            $3,130           $3,816
                                    ========         =========         =========        =========
Earnings per share                      $.22              $.23              $.25             $.30
                                    ========         =========         =========        =========
Shares used in computing
earnings per share                    12,676            12,706            12,754           12,779


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information regarding Directors of the registrant is incorporated by reference from the information under the caption "Election of Directors - Nominees" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 1996.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Reporting" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 1996.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation," and "Director Consulting Arrangement" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Director Consulting Arrangement" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                  Reference Page
                                                                    Form 10-K
(a) 1.  CONSOLIDATED FINANCIAL STATEMENTS:

        Report of Independent Auditors................................        19

        Consolidated balance sheets at September 30, 1995 and
          September 30, 1994..........................................        20

        Consolidated statements of income for each of the three years
          in the period ended September 30, 1995......................        21

        Consolidated statements of stockholders' equity for each of the
          three years in the period ended September 30, 1995..........        22

        Consolidated statements of cash flows for each of the three
          years in the period ended September 30, 1995................        23

        Notes to financial statements.................................        24

        Audit report on financial statement schedule..................        39

     2.    FINANCIAL STATEMENT SCHEDULES:

           VIII     Valuation and qualifying accounts at September 30,
                    1995 and 1994......................................       40

     3.    EXHIBITS:

         2.1 Asset Purchase Agreement, dated December 31, 1992, by and between the Registrant and DynaMark, Inc., filed as Exhibit
                  2.1 to the Company's report on Form 8-K dated December 31, 1992, and incorporated herein by reference.

         2.2 Employment and Non-Competition Agreement, dated December 31, 1992, by and between the Registrant and Kenneth M. Rapp, filed as Exhibit 2.2 to the Company's report on Form 8-K dated December 31, 1992, and incorporated herein by reference.*

         3.1      Restated Certificate of Incorporation of the Company, filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Commission File No. 33-14491) (the "Registration Statement") and incorporated herein by reference.

         3.2      By-laws  of  the   Company,   filed  as  Exhibit  3.2  to  the
                  Registration Statement and incorporated herein by reference.

         3.3 Amendment as of August 23, 1994, to Section 3.1 of the By-laws of the Company, filed as Exhibit 3.3 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference.

         3.4 Amendment as of January 28, 1988, adding Article 7 to the Restated Certificate of Incorporation of the Company, filed as
                  Exhibit 3.4 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference.

         10.1 Company's Stock Option Plan (1984) and form of Stock Option Agreement, filed as Exhibit 10.1 to the Registration Statement and incorporated herein by reference.*

         10.2 Company's 1987 Stock Option Plan, filed as Exhibit 10.2 to the Registration Statement and incorporated herein by reference.*

         10.3 Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc.

         10.4 Fair, Isaac and Company, Inc. Officers' Incentive Plan (effective October 1, 1992), filed as Exhibit 10.4 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference.*

         10.5 Lease, dated October 30, 1983, between S.R.P. Limited Partnership and the Company, as amended, filed as Exhibit 10.7 to the Registration Statement and incorporated herein by reference.

         10.6     Stock Option Plan for Non-Employee Directors, filed as Exhibit
                  10.8 to the Company's report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.*

         10.7 Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First through Fifth Addenda thereto.

         10.8 First Amendment to the Company's 1987 Stock Option Plan, filed as Exhibit 10.11 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference.*

         10.9 First Amendment to the Company's Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference.*

         10.10 Amendment Number 1 to Stock Option Plan (1984) of the Company, filed as Exhibit 10.13 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference.*

         10.11 Addendum Number Seven to lease between S.R.P. Limited Partnership and the Company filed as Exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended September 30,1990, and incorporated herein by reference.

         10.12 Addenda Numbers Eight and Nine to lease between SRP Limited Partnership and the Company.

         10.13 Lease, dated September 5, 1991, between 111 Partners, a California general partnership, and the Company filed as
                  Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

         10.14 Construction Loan Agreement dated September 5, 1991, between 111 Partners and the Company filed as Exhibit 10.21 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

         10.15 Consulting contract between the Company and William R. Fair dated April 10, 1991 filed as Exhibit 10.22 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.*

         10.16 Fair, Isaac and Company, Incorporated 1992 Long-term Incentive Plan filed as Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year ended September 30, 1992, and incorporated herein by reference.*

         10.17 Consulting Contracts between the Company and Robert M. Oliver effective January 1, 1995 and July 1, 1995.*


         10.18 Lease dated May 1, 1995, between Control Data Corporation and DynaMark, Inc.


         10.19 Lease dated April 10, 1994, between Leed Properties and DynaMark, Inc., filed as Exhibit 10.19 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference.

         10.20 Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994, filed as Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference.*

         10.21 Lease dated July 10, 1993, between the Joseph and Eda Pell Revocable Trust and the Company.

         10.22 Lease dated October 11, 1993, between the Joseph and Eda Pell Revocable Trust and the Company and the First through Fourth Addenda thereto.

         10.23 Fourth Contract Extension, dated April 7, 1995, to the Consulting Contract between the Company and William R. Fair.*

         11.1     Computation of net income per common share.

         13.1 Annual Report to Stockholders for the Fiscal Year Ended September 30, 1995.

         21.1     Subsidiaries of the Company.

         23.1     Consent  of KPMG  Peat  Marwick  LLP (see page 41 of this Form
                  10-K).

         24.1     Power of Attorney (see page 38 of this Form 10-K).

         27       Financial Data Schedule.

         *    Management contract or compensatory plan or arrangement.

(b)        REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  December 22, 1995
                               By      PETER L. McCORKELL
                                 -----------------------------------------------
                                       Peter L. McCorkell
                            Senior Vice President, Secretary and General Counsel
POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints PETER L. McCORKELL his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          LARRY E. ROSENBERGER              President, Chief Executive Officer                 December 22, 1995
----------------------------------------    (Principal Executive Officer) and Director
         Larry E. Rosenberger

          GERALD DE KERCHOVE                Executive Vice President,                          December 22, 1995
----------------------------------------    Chief Financial Officer
         Gerald de Kerchove


----------------------------------------    Director                                           December   , 1995
         William R. Fair

          ROBERT D. SANDERSON               Director                                           December 22, 1995
----------------------------------------
         Robert D. Sanderson

          JOHN D. WOLDRICH                  Director                                           December 22, 1995
----------------------------------------
         John D. Woldrich

          H. ROBERT HELLER                  Director                                           December 22, 1995
----------------------------------------
         H. Robert Heller

           GUY R. HENSHAW                   Director                                           December 22, 1995
----------------------------------------
         Guy R. Henshaw

         DAVID S.P. HOPKINS                 Director                                           December 22, 1995
----------------------------------------
         David S.P. Hopkins

          ROBERT M. OLIVER                  Director                                           December 22, 1995
----------------------------------------
         Robert M. Oliver

          BRYANT J. BROOKS                  Director                                           December 22, 1995
----------------------------------------
         Bryant J. Brooks

          PATRICIA COLE                     Controller                                         December 22, 1995
----------------------------------------
         Patricia Cole

                          Independent Auditors' Report





The Board of Directors
Fair, Isaac and Company, Incorporated:

Under date of October 25, 1995, we reported on the consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995, which are included in the 1995 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the 1995 annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

San Francisco, California
October 25, 1995

                                                                   SCHEDULE VIII

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
                                   RULE 12-09
                           SEPTEMBER 30, 1995 AND 1994

                                        Balance at        Additions                           Balance at
                                        Beginning          Charged                             End of
            Description                 of Period        to Expense        Deductions           Period
            -----------                 ---------        ----------        ----------         ----------

September 30, 1995:

Allowance for Doubtful Accounts
                                         $429,000            $--           ($152,550)          $276,450


September 30, 1994:

Allowance for Doubtful Accounts
                                         $188,000         $293,000          ($52,000)          $429,000


                         Consent of Independent Auditors




The Board of Directors
Fair, Isaac and Company, Incorporated:

We consent to incorporation by reference in the registration statement (No. 33-20349) on Form S-8, the registration statement (No. 33-26659) on Form S-8, the registration statement (No. 33-63428) on Form S-8, and the registration statement (No. 33-33057) on Form S-8 of Fair, Isaac and Company, Incorporated and subsidiaries of our report dated October 25, 1995, relating to the consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows, and the related financial statement schedule, which report appears in the September 30, 1995 annual report on Form 10-K of Fair, Isaac and Company, Incorporated, and subsidiaries.

KPMG Peat Marwick LLP

San Francisco, California
December 22, 1995

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED

        REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995



                                                                    Sequentially
Exhibit No.  Exhibit                                               Numbered Page
-----------  -------                                               -------------

10.3         Lease dated April 28, 1995, between CSM
             Investors, Inc., and DynaMark, Inc.

10.7 Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First through Fifth Addenda thereto.

10.12        Addenda Numbers Eight and Nine to lease
             between SRP Limited Partnership and the Company.

10.17        Consulting Contracts between the Company and
             Robert M. Oliver effective January 1, 1995 and
             July 1, 1995.

10.18        Lease dated May 1, 1995, between Control Data
             Corporation and DynaMark, Inc.

10.21        Lease dated July 10, 1993, between the Joseph and
             Eda Pell Revocable Trust and the Company.

10.22        Lease dated October 11, 1993, between the Joseph and
             Eda Pell Revocable Trust and the Company and the
             First through Fourth Addenda thereto.

10.23 Fourth Contract Extension, dated April 7, 1995, to the Consulting Contract between the Company and William R. Fair.

11.1         Computation of net income per common share.

13.1         Annual Report to Stockholders for the Fiscal Year
             Ended September 30, 1995.

21.1         Subsidiaries of the Company.

27           Financial Data Schedule.