Form 10-Q
period 1995-12-31
FAIR ISAAC & COMPANY INC
filed 1996-02-13
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

         (Mark One)

           [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended December 31, 1995

           [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                     OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                               --------------    ---------------

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x     No     .
                                             -----     -----

     The number of shares of Common Stock, $0.01 par value per share, outstanding on February 9, 1996, was 12,401,510.

                                TABLE OF CONTENTS

                                                                           Page
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements.......................................    3

ITEM 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    7


PART II.     OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders........   10

ITEM 6.      Exhibits and Reports on Form 8-K...........................   11


SIGNATURES   ...........................................................   12

EXHIBIT INDEX...........................................................   13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. Financial Statements.
                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1995 and September 30, 1995

                             (dollars in thousands)


                                                       December 31  September 30
                                                       -----------  ------------
                                                       (unaudited)    (audited)

ASSETS
Current assets:
   Cash and cash equivalents .......................    $ 11,929     $  8,321
   Short-term investments ..........................       4,496        5,874
   Accounts receivable, net ........................      18,112       19,094
   Unbilled work in progress .......................       7,892       11,299
   Deferred income taxes ...........................       1,397        1,399
   Prepaid expenses and other current assets .......       2,351        1,784
                                                        --------     --------
       Total current assets ........................      46,177       47,771
Noncurrent assets:
   Long-term investments ...........................      11,351       10,923
   Note receivable .................................       2,890        2,895
   Property and equipment, net .....................      18,222       16,815
   Intangibles, net ................................       4,488        4,957
   Deferred income taxes and other assets ..........       4,550        4,929
                                                        --------     --------
                                                        $ 87,678     $ 88,290
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities ..    $  6,697     $  5,830
   Accrued compensation and employee benefits ......       6,054       10,631
   Billings in excess of earned revenues ...........       5,500        5,314
   Income taxes payable ............................       2,065        1,603
                                                        --------     --------
       Total current liabilities ...................      20,316       23,378
   Deferred income taxes and other liabilities .....       4,948        6,854
   Capital leases ..................................       1,799        1,930
   Commitments and contingencies ...................          --           --
                                                        --------     --------
       Total liabilities ...........................      27,063       32,162
                                                        --------     --------

Stockholders' equity:
   Common stock ....................................         125          123
   Paid-in capital in excess of par value ..........      15,568       14,508
   Retained earnings ...............................      45,163       41,975
   Less treasury stock (18,161 shares at cost
       at 12/31/95; 53,562 at 9/30/95) .............         (56)        (228)
   Less pension adjustment .........................        (406)        (406)
   Unrealized gain on investment ...................         221          156
                                                        --------     --------
       Total stockholders' equity ..................      60,615       56,128
                                                        --------     --------
 . ..................................................    $ 87,678     $ 88,290
                                                        ========     ========

   See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

              For the three months ended December 31, 1995 and 1994
                      (in thousands except per share data)



                                                         Three Months Ended
                                                            December 31
                                                --------------------------------
                                                            (Unaudited)
                                                      1995                 1994
                                                      ----                 ----



Revenues .............................          $    32,628          $    25,632

Costs and expenses:
     Cost of revenues ................               13,173                9,337
     Sales and marketing .............                5,396                5,350
     Research and development ........                  760                1,213
     General and administrative ......                7,355                5,042
     Amortization of intangibles .....                  288                  330
                                                -----------          -----------

         Total costs and expenses ....               26,972               21,272
                                                -----------          -----------

Income from operations ...............                5,656                4,360
Interest and other income (net) ......                  317                  373
                                                -----------          -----------
Income before income taxes ...........                5,973                4,733
Income tax provision .................                2,449                1,911
                                                -----------          -----------
Net income ...........................          $     3,524          $     2,822
                                                ===========          ===========
Earnings per share ...................          $       .28          $       .22
                                                ===========          ===========
Shares used in computing
   earnings per share ................           12,761,000           12,676,000
                                                ===========          ===========


   See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the three months ended December 31, 1995 and 1994
                             (dollars in thousands)

                                   (UNAUDITED)


                                                               1995        1994
                                                               ----        ----

Cash flows from operating activities:
   Net income ...........................................   $ 3,524     $ 2,822
   Adjustments to reconcile net income to
     cash provided by operating activities:
       Depreciation and amortization ....................     1,995       1,387
       Decrease in accounts receivable and unbilled
         work in progress ...............................     4,394       2,195
       (Increase)/Decrease in prepaid expenses and other        183        (293)
       Decrease in accrued compensation and employee
         benefits .......................................    (5,504)     (4,384)
       Increase in accounts payable and other
         liabilities ....................................       500         461
       (Increase)/Decrease in income taxes payable ......       462        (106)
       Increase in billings in excess of contract costs .       186          30
                                                            -------     -------
            Net cash provided by operating activities ...     5,740       2,112
                                                            -------     -------

Cash flows from investing activities:
   Purchases of property, equipment and computer software    (3,068)     (1,866)
   Purchases of investments .............................      (806)     (3,202)
   Proceeds from maturities of investments ..............     1,862       2,000
                                                            -------     -------
       Net cash used by investing activities ............    (2,012)     (3,068)
                                                            -------     -------

Cash flows from financing activities:
   Reduction of capital lease obligations ...............      (131)        (82)
   Issuance of common stock .............................       255         312
   Dividends paid .......................................      (244)         --
                                                            -------     -------
       Net cash used by financing activities ............      (120)        230
                                                            -------     -------

Increase/(Decrease) in cash and cash equivalents ........     3,608        (726)
Cash and cash equivalents, beginning of period ..........     8,321      10,990
                                                            -------     -------
Cash and cash equivalents, end of period ................   $11,929     $10,264
                                                            =======     =======

   See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Income taxes paid

   Cash payments for income taxes during the three-month periods ended December 31, 1995, and 1994 were $1,964,000 and $1,556,000 respectively.

Note 2        Non-cash transactions

   The Company contributed treasury stock having a market value of $979,000 and $848,000 to the Company's Employee Stock Ownership Plan during the first fiscal quarters of 1996 and 1995, respectively.

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

                                                               Period-to-Period
                                     Percentage of            Percentage Changes
                                       Revenue                  Quarter Ended
                                     Quarter Ended                12/31/95
                                     December 31,               compared to
                                1995             1994             12/31/94
--------------------------------------------------------------------------------
Credit:
     Fixed-price                  27%              26%               31%
     Usage-priced                 55               55                28
DynaMark                          15               17                10
Insurance                          3                2                79
                              ------           ------
Total revenues                   100%             100%               27
                              ======           ======

     The increase in usage revenues in the quarter ended December 31, 1995, compared with the same period the prior year, was due to continuing growth in usage of the Company's scoring services distributed through the three major credit bureaus in the United States, including the PreScore(R) and ScoreNet(R) services, and growth in the number of credit accounts managed under the services delivered through third-party processors. Revenues from sales of credit application scoring systems, credit application processing software, and credit account management systems were all up significantly in the quarter ended December 31, 1995, compared with the quarter ended December 31, 1994, accounting for the growth in fixed-price credit revenues. Insurance revenues increased by 79 percent due to growth in the acceptance of both end-user custom products and the insurance scoring services distributed through consumer reporting agencies. DynaMark's revenue growth was well below the Company average, primarily because of the loss of one large project to a competitor.

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

     Revenues derived from outside of the United States represented approximately 14 percent of total revenues in the quarter ended December 31, 1995, compared with 11 percent of total revenues in the same period a year earlier.

     During the period from 1990 through 1994, while the rate of account growth in the U.S. bankcard industry was slowing and many of the Company's largest institutional clients were merging and consolidating, the Company generated above-average growth in revenues--even after correcting for the effect of the DynaMark acquisition--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company's revenues grew by 26 percent in fiscal 1995 which is closer to what the Company believes is a sustainable, long-term growth rate than the growth rates in 1990 through 1994. The Company believes much of its future growth prospects will depend on several important factors, including those discussed above and its ability (1) to develop new, high value products and services for its present client base of major U.S. consumer credit issuers; (2) to increase its penetration of established or emerging credit markets outside the U.S. and Canada; and (3) to expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services such as direct marketing, insurance, small business lending, and health care information management.

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

                                                               Period-to-Period
                                       Percentage of Revenue  Percentage Changes
                                       ---------------------  ------------------
                                                                 Quarter Ended
                                          Quarter Ended            12/31/95
                                           December 31,            Compared
                                          -------------        to Quarter Ended
                                          1995     1994            12/31/94
                                          ----     ----       ------------------
Revenues ..........................       100%      100%              27%
Costs and expenses:
   Cost of revenues ...............        40        36               41
   Sales and marketing ............        17        21                1
   Research and development .......         2         5              (37)
   General and administrative .....        23        20               46
   Amortization of intangibles.....         1         1              (13)
                                         ----      ----
   Total costs and expenses .......        83        83               27
                                         ----      ----
Income from operations ............        17        17               30
Interest and other income, net.....         1         1              (15)
                                         ----      ----
Income before income taxes ........        18        18               26
Income tax provision ..............         7         7               28
                                         ----      ----
Net income ........................        11%       11%              25%
                                         ====      ====

Costs of Revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet Service, and depreciation. The cost of revenues, as a percentage of net revenues, increased in the quarter ended December 31, 1995, as compared with the same quarter a year earlier, primarily because DynaMark's revenues were below planned levels while corresponding expenses could not be reduced on a short-term basis.

Sales and Marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. These expenses, as a percentage of revenues, decreased primarily due to reductions in advertising expenses.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses, as a percentage of revenues, decreased from the same period of fiscal 1995 because of lower research and development efforts with respect to credit bureau products.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering benefit plans, legal expenses, and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues these expenses increased significantly compared with the same quarter of fiscal 1995 primarily due to increases in office space, expenditures made to improve the Company's information systems and technology infrastructure, and the research associated with exploring new business opportunities, particularly in the area of health care information management. Significant increases in the levels of such expenses occurred during the later part of fiscal 1995. General and administrative expenses for the quarter ended December 31, 1995, were five percent higher than in the immediately preceding quarter.

Financial Condition

     Working capital increased from $24,393,000 at September 30, 1995 to $25,861,000 at December 31, 1995; and cash and investments increased from $25,118,000 at September 30, 1995, to $27,776,000 at December 31, 1995. The
Company has no long-term debt other than capital lease and employee incentive obligations. The Company believes that cash and marketable securities on hand are adequate to meet its capital and liquidity needs for the foreseeable future.

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three-month periods ended December 31, 1995 and 1994 to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1995 Form 10-K.

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

 PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of  Stockholders  of the Company held on February
6, 1996, the Company's stockholders voted in favor of: (i) the election of eight directors to the Company's Board of Directors, (ii) an amendment of the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 15,000,000 to 35,000,000 shares; (iii) amendments to the Company's 1992 Long-term Incentive Plan; and (iv) the ratification of KPMG Peat Marwick LLP as the Company's independent auditors. The number of votes for, withheld and against, as well as the number of abstentions and broker non-votes as to each matter approved at the Annual Meeting of Stockholders were as follows:

                                                                                                      Broker
Matter                           For              Withheld         Against           Abstain         Non-votes
------                           ---              --------         -------           -------         ---------
Election of Directors
Bryant J. Brooks, Jr.         11,017,187            125,305            N/A              N/A                0
H. Robert Heller              11,017,008            125,484            N/A              N/A                0
Guy R. Henshaw                11,016,006            126,486            N/A              N/A                0
David S.P. Hopkins            11,017,987            124,505            N/A              N/A                0
Robert M. Oliver              11,017,787            124,705            N/A              N/A                0
Larry E. Rosenberger          11,018,787            123,705            N/A              N/A                0
Robert D. Sanderson           10,925,564            216,928            N/A              N/A                0
John D. Woldrich              11,018,787            123,705            N/A              N/A                0
Increase in Authorized Shares of Common Stock
                               9,054,262                N/A      2,046,888           41,342                0
Amendments to 1992 Long-term Incentive Plan
                               8,902,611                N/A        967,261           19,904            1,252,716
Ratification of Auditors
                              11,121,453                N/A         13,390            7,649                0


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         11.1  Computation of Earnings per Share.

         24.1  Power of Attorney (see page 12 of this Form 10-Q).

         27     Financial Data Schedule.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  February 12, 1996

                                           By     GERALD DE KERCHOVE
                                             -----------------------------------
                                                  Gerald de Kerchove
                                               Executive Vice President


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


DATE:  February 12, 1996

                                           By       PATRICIA COLE
                                             -----------------------------------
                                                    Patricia Cole
                                                     Controller
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1995

                                                                   Sequentially
Exhibit No.       Exhibit                                          Numbered Page
-----------       -------                                          -------------
11.1              Computation of net income per common share.         14
24.1              Power of Attorney                                   12
27                Financial Data Schedule                             15