Form 10-Q
period 1996-03-31
FAIR ISAAC & COMPANY INC
filed 1996-05-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                            -------------------------

                                    FORM 10-Q

         (Mark One)

              [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 1996

              [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                        OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from             to
                                                   -----------     -----------

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

                           -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x    No      .
                                             -------   -------

     The number of shares of Common Stock, $0.01 par value per share, outstanding on May 9, 1996, was 12,444,510.


                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements..............................................................               3

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations..................................................................               7


PART II.  OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K..................................................              11


SIGNATURES.....................................................................................              12

EXHIBIT INDEX..................................................................................              13



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and September 30, 1995

                             (dollars in thousands)


                                                                                                 March 31              September 30
                                                                                                 --------              ------------
                                                                                                (unaudited)              (audited)

ASSETS
Current assets:
   Cash and cash equivalents .....................................................                $ 12,114                 $  8,321
   Short-term investments ........................................................                   4,018                    5,874
   Accounts receivable, net ......................................................                  21,318                   19,094
   Unbilled work in progress .....................................................                   6,969                   11,299
   Deferred income taxes .........................................................                   1,426                    1,399
   Prepaid expenses and other current assets .....................................                   3,279                    1,784
                                                                                                  --------                 --------
       Total current assets ......................................................                  49,124                   47,771
Noncurrent assets:
   Long-term investments .........................................................                  12,970                   10,923
   Note receivable ...............................................................                   2,885                    2,895
   Property and equipment, net ...................................................                  20,070                   16,815
   Intangibles, net ..............................................................                   4,321                    4,957
   Deferred income taxes and other assets ........................................                   4,351                    4,929
                                                                                                  --------                 --------
                                                                                                  $ 93,721                 $ 88,290
                                                                                                  ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities ................................                $  7,785                 $  5,830
   Accrued compensation and employee benefits ....................................                   9,706                   10,631
   Billings in excess of earned revenues .........................................                   5,067                    5,314
   Income taxes payable ..........................................................                   1,478                    1,603
                                                                                                  --------                 --------
       Total current liabilities .................................................                  24,036                   23,378
   Other liabilities .............................................................                   3,131                    6,854
   Capital leases ................................................................                   1,724                    1,930
   Commitments and contingencies .................................................                    --                       --
                                                                                                  --------                 --------
       Total liabilities .........................................................                  28,891                   32,162
                                                                                                  --------                 --------

Stockholders' equity:
   Common stock ..................................................................                     125                      123
   Paid-in capital in excess of par value ........................................                  15,769                   14,508
   Retained earnings .............................................................                  49,384                   41,975
   Less treasury stock (18,904 shares at cost at 3/31/96;
       53,562 at 9/30/95) ........................................................                     (53)                    (228)
   Less pension adjustment .......................................................                    (406)                    (406)
   Unrealized gain on investment .................................................                      11                      156
                                                                                                  --------                 --------
       Total stockholders' equity ................................................                  64,830                   56,128
                                                                                                  --------                 --------
                                                                                                  $ 93,721                 $ 88,290
                                                                                                  ========                 ========

   See accompanying notes to the consolidated financial statements.



                      FAIR, ISAAC AND COMPANY, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

       For the six- and three-month periods ended March 31, 1996 and 1995
                      (in thousands except per share data)


                                                                       Six Months Ended                     Three Months Ended
                                                                           March 31                              March 31
                                                               ---------------------------------   ---------------------------------
                                                                          (Unaudited)                             (Unaudited)
                                                                          -----------                             -----------
                                                                   1996                1995                1996               1995
                                                                   ----                ----                ----               ----
Revenues ...............................................        $    67,904        $    52,015        $    35,275        $    26,383

Costs and expenses:
     Cost of revenues ..................................             26,704             19,894             13,530             10,436
     Sales and marketing ...............................             11,289             10,296              5,893              4,946
     Research and development ..........................              2,989              2,143              2,229                930
     General and administrative ........................             13,302             10,589              5,950              5,547
     Amortization of intangibles .......................                575                376                288                167
                                                                -----------        -----------        -----------        -----------

         Total costs and expenses ......................             54,859             43,298             27,890             22,026
                                                                -----------        -----------        -----------        -----------

Income from operations .................................             13,045              8,717              7,385              4,357
Interest and other income (net) ........................                340                934                 27                561
                                                                -----------        -----------        -----------        -----------
Income before income taxes .............................             13,385              9,651              7,412              4,918
Income tax provision ...................................              5,488              3,901              3,039              1,990
                                                                -----------        -----------        -----------        -----------
Net income .............................................        $     7,897        $     5,750        $     4,373        $     2,928
                                                                -----------        -----------        -----------        -----------
Earnings per share .....................................        $       .62        $       .45        $       .34        $       .23
                                                                ===========        ===========        ===========        ===========
Shares used in computing earnings per
   share ...............................................         12,790,000         12,696,000         12,803,000         12,706,000
                                                                ===========        ===========        ===========        ===========


   See accompanying notes to the consolidated financial statements.


                      FAIR, ISAAC AND COMPANY, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the six-month periods ended March 31, 1996 and 1995
                             (dollars in thousands)

                                   (UNAUDITED)


                                                                                                      1996                   1995
                                                                                                      ----                   ----
Cash flows from operating activities:

     Net Income ......................................................................              $  7,897               $  5,750
     Adjustments to reconcile net income to cash provided by operating activities:

       Depreciation and amortization .................................................                 3,824                  2,762
       Decrease (increase) in accounts receivable and unbilled work in
         progress ....................................................................                 2,117                   (494)
       (Increase) in prepaid expenses and other assets ...............................                (1,439)                  (624)
       (Decrease) in accrued compensation and employee benefits ......................                (3,669)                (1,634)
       Increase (decrease) in accounts payable and other liabilities .................                 3,270                   (228)
       (Decrease) in income taxes payable ............................................                  (125)                (3,972)
       Increase (decrease) in billings in excess of earned revenues ..................                  (247)                 1,373
                                                                                                    --------               --------

              Net cash provided by operating activities ..............................                11,628                  2,933
                                                                                                    --------               --------

Cash flows from investing activities:

     Purchases of property, equipment and computer software ..........................                (6,237)                (5,793)
     Purchase of DynaMark, Inc. ......................................................                (1,231)                (2,150)
     Purchases of investments ........................................................                (3,501)                (5,379)
     Proceeds from maturities/sales of investments ...................................                 3,362                  4,674
                                                                                                    --------               --------

              Net cash used in investing activities ..................................                (7,607)                (8,648)
                                                                                                    --------               --------

Cash flows from financing activities:

     Reduction of capital lease obligations ..........................................                  (206)                  (187)
     Issuance of stock ...............................................................                   459                    488
     Payment on note receivable ......................................................                    10                      9
     Dividends Paid ..................................................................                  (492)                  (425)
                                                                                                    --------               --------

              Net cash used in financing activities ..................................                  (229)                  (115)
                                                                                                    --------               --------

Increase (decrease) in cash and cash equivalents .....................................                 3,792                 (5,830)
Cash and cash equivalents, beginning of period .......................................                 8,321                 10,990
                                                                                                    --------               --------
Cash and cash equivalents, end of period .............................................              $ 12,113               $  5,160
                                                                                                    ========               ========


                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Income taxes paid

   Cash payments for income taxes during the six-month periods ended March 31, 1996 and 1995, were $5,488,000 and $4,986,000, respectively.

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


                                           Three Months                                 Six Months
                                              Ended          Percentage                    Ended         Percentage
                                             March 31,         Change                     March 31,        Change
                                         --------------        ------                 -------------        ------
                                         1996      1995                               1996     1995
                                         ----      ----                               ----     ----
Credit
   Fixed-price                            32%       30%           44%                  30%       28%         37%
   Usage-priced                           53%       53%           35%                  54%       54%         32%
DynaMark                                  12%       15%            9%                  13%       16%         10%
Insurance                                  3%        2%           37%                   3%        2%         64%
                                        -----     -----                              -----     -----

Total revenues                           100%      100%           34%                 100%      100%         31%


     Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. For the first six months of fiscal 1996, such inter-company revenue has represented more than ten percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. In addition, DynaMark's revenue growth in fiscal 1996 has been slowed by disruptions caused by the merger of one of its largest customers.

     The increases in Insurance revenues for the three- and six-month periods ended March 31, 1996, compared with the same periods in fiscal 1995, were due primarily to strong growth in the insurance scoring services offered through consumer reporting agencies.

     The increase in usage revenues from the Credit business unit in the quarter and six months ended March 31, 1996, compared with the same periods the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States, including the PreScore(R) and ScoreNet(R) services, and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues for the credit bureau scoring services in the six months ended March 31, 1996, were approximately 29 percent higher than in the first half of fiscal 1995. Revenues from credit account management services delivered through third-party processors in the most recent six months were 32 percent higher than in the corresponding period of fiscal 1995.

     Sales of credit application scorecards, credit application processing software, and credit account management systems all contributed to the increase in fixed-price revenues in the quarter and six months ended March 31, 1996. Revenues from sales of credit application scorecards and credit application processing software increased by approximately 33 percent in the quarter and 34 percent in the six months ended March 31, 1996, compared with the same periods of fiscal 1995. Revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects in the three and six month periods ended March 31, 1996 were 57 percent and 54 percent higher respectively than in the same periods of 1995.

     Revenues from credit bureau-related services have increased rapidly in each of the last three fiscal years and accounted for approximately 39 percent of revenues in fiscal 1995. Revenues from services provided through bankcard processors also increased substantially in each of these years, due primarily to increases in the number of accounts at each of the major processors. While the Company has been very successful in extending or renewing its agreements with credit bureaus and bankcard processors in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., TRW, Inc. and Trans Union Corporation each accounted for approximately nine to eleven percent of the Company's total revenues in fiscal 1995.

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

     Revenues derived from outside of the United States represented approximately 15 percent of total revenues in the quarter and six months ended March 31, 1996, compared with 12 percent of total revenues in the same periods a year earlier.

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


Expenses

     The following table sets forth for the periods indicated (a) the percentage of revenues represented by certain line items in the Company's consolidated statement of income and (b) the percentage change in such items from the same periods in the prior fiscal year.

                                            Six Months                                  Three Months
                                               Ended           Percentage                  Ended           Percentage
                                             March 31,           Change                  March 31,           Change
                                           -------------         ------                -------------         ------
                                           1996     1995                               1996     1995
                                           ----     ----                               ----     ----
Revenues                                    100%    100%           31%                 100%      100%         34%
Costs and expenses:
   Cost of revenues                          39      38            34%                  38        40          30%
   Sales and marketing                       17      20            10%                  17        19          19%
   Research and development                   4       4            39%                   6         3         140%
   General and administrative                20      20            26%                  17        21           7%
   Amortization of intangibles                1       1            53%                   1         1          72%
                                         ------    ----                              -----      ----
     Total costs and expenses                81      83            27%                  79        83          27%
                                         ------    ----                              -----      ----
Income from operations                       19      17            50%                  21        17          69%
   Interest and other income                  1       2           (64%)                  1         2         (95%)
                                         ------    ----                              -----      ----
Income before income taxes                   20      19            39%                  21        19          51%
   Provision for income taxes                 8       8            41%                   9         8          53%
                                         ------    ----                              -----      ----
Net income                                   12%     11%           37%                  12%       11%         49%
                                         ------    ----                              -----     -----


Cost of Revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet Service, and depreciation. The cost of revenues, as a percentage of revenues, was essentially the same in the quarter and six months ended March 31, 1996, as compared with the same periods a year earlier.

Sales and Marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. For the quarter and six months ended March 31, 1996, these expenses, as a percentage of revenues, decreased primarily due to reductions in advertising expenses.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. The increases in research and development expenses, as a percentage of revenues, during the quarter and six months ended March 31, 1996, were due primarily to initiatives to adapt the Company's existing products to markets other than credit. The development of statistical and software tools with application across product lines, the establishment of a dedicated credit research unit and efforts to develop the next generation of the TRIAD(TM) account management system also contributed to the increases in research and development expenses.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering benefit plans, legal expenses, and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues these expenses were essentially unchanged for the six months ended March 31, 1996, but were significantly lower for the three months ended March 31, 1996, compared with the same periods in fiscal 1995. The decrease in the most recent quarter was due primarily to a temporary slow-down in office expansions during the quarter.

Other Income

     During the past year, the Company has made equity investments in a number of start-up ventures which are expected to provide additional demand and/or distribution for the Company's products and services. While management believes each of these ventures has a reasonable probability of success, the risks inherent in start-up businesses make it likely that some losses will be experienced. The decrease in net other income in the three- and six-month periods ended March 31, 1996, compared to the same periods a year earlier, was due primarily to losses during the start-up phase of certain of these enterprises.

Financial Condition

     Working capital increased from $24,393,000 at September 30, 1995 to $25,088,000 at March 31, 1996. Cash and interest bearing investments increased from $24,024,000 at September 30, 1995, to $26,979,000 at March 31, 1996. The
Company has no long-term debt other than capital lease and employee incentive obligations. In addition to the payment to the former shareholders of DynaMark noted below, the Company expended approximately $6.3 million in additions to property and equipment and $5.5 million in income tax payments in the six months ended March 31, 1996. The Company believes that cash and marketable securities on hand or cash generated by operations will be adequate to meet its capital and liquidity needs for the foreseeable future.

     During the quarter ended March 31, 1996, the Company made a payment to the former shareholders of DynaMark in the amount of $1.2 million based on DynaMark's performance in calendar 1995 pursuant to the "earnout" provisions of the acquisition agreement. No further payments are required in connection with the DynaMark acquisition.

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three and six-month periods ended March 31, 1996 and 1995 to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1995 Form 10-K.

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

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  May 10, 1996

                               By      GERALD DE KERCHOVE
                                 -----------------------------------------------
                                       Gerald de Kerchove
                                    Executive Vice President


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


DATE:  May 10, 1996

                               By      PATRICIA COLE
                                 -----------------------------------------------
                                       Patricia Cole
                                         Controller
                                 (Chief Accounting Officer)

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                                                 Sequentially
Exhibit No.           Exhibit                                    Numbered Page
- -----------           -------                                    -------------
11.1                  Computation of net income
                       per common share.                               14
24.1                  Power of Attorney                                12
27                    Financial Data Schedule                          15