Form 10-Q
period 1996-06-30
FAIR ISAAC & COMPANY INC
filed 1996-08-13
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

         (Mark One)

              [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

              [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from             to
                                                  ------------    ------------

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
                                              -------     ------

     The number of shares of Common Stock, $0.01 par value per share, outstanding on August 12, 1996, was 12,536,040.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements...........................................  3

ITEM 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  7


PART II.  OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K............................... 11


SIGNATURES   ............................................................... 12

EXHIBIT INDEX............................................................... 13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and September 30, 1995

                             (dollars in thousands)


                                                       June 30     September 30
                                                       -------     ------------
                                                     (unaudited)    (audited)

ASSETS
Current assets:
   Cash and cash equivalents .......................  $   7,156    $   8,321
   Short-term investments ..........................      6,000        5,874
   Accounts receivable, net ........................     23,093       19,094
   Unbilled work in progress .......................     10,930       11,299
   Deferred income taxes ...........................      1,332        1,399
   Prepaid expenses and other current assets .......      4,632        1,784
                                                      ---------    ---------
       Total current assets ........................     53,143       47,771

Noncurrent assets:
   Long-term investments ...........................     13,159       10,923
   Note receivable .................................      2,880        2,895
   Property and equipment, net .....................     21,811       16,815
   Intangibles, net ................................      4,338        4,957
   Deferred income taxes and other assets ..........      4,974        4,929
                                                      ---------    ---------
                                                      $ 100,305    $  88,290
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities ..  $   7,357    $   5,830
   Accrued compensation and employee benefits ......     12,393       10,631
   Billings in excess of earned revenues ...........      4,999        5,314
   Income taxes payable ............................      1,278        1,603
                                                      ---------    ---------
       Total current liabilities ...................     26,027       23,378

   Other liabilities ...............................      3,470        6,854
   Capital leases ..................................      1,663        1,930
   Commitments and contingencies ...................         --           --
                                                      ---------    ---------
       Total liabilities ...........................     31,160       32,162
                                                      ---------    ---------

Stockholders' equity:
   Common stock ....................................        126          123
   Paid-in capital in excess of par value ..........     16,120       14,508
   Retained earnings ...............................     53,432       41,975
   Less treasury stock (17,418 shares at cost
       at 6/30/96; 53,562 at 9/30/95) ..............        (53)        (228)
   Less pension adjustment .........................       (406)        (406)
   Unrealized (loss) gain on investments ...........        (74)         156
                                                      ---------    ---------
       Total stockholders' equity ..................     69,145       56,128
                                                      ---------    ---------
                                                      $ 100,305    $  88,290
                                                      =========    =========

   See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

       For the nine- and three-month periods ended June 30, 1996 and 1995
                      (in thousands except per share data)


                                                    Nine Months Ended                   Three Months Ended
                                                         June 30                             June 30
                                                 ----------------------------       ------------------------------
                                                       (Unaudited)                         (Unaudited)
                                                   1996            1995                1996            1995
                                                   ----            ----                ----            ----

Revenues                                         $  105,023      $    80,690        $     37,119     $     28,675

Costs and expenses:
     Cost of revenues....................            40,984           30,706              14,281           10,812
     Sales and marketing.................            17,738           16,068               6,449            5,772
     Research and development............             5,168            3,138               2,179              995
     General and administrative..........            20,254           16,693               6,949            6,104
     Amortization of intangibles.........               759              544                 183              168
                                                 ----------      -----------        ------------     ------------

         Total costs and expenses........            84,903           67,149              30,041           23,851
                                                 ----------      -----------        ------------     ------------

Income from operations...................            20,120           13,541               7,078            4,824
Interest and other income (net)..........               398            1,281                  54              347
                                                 ----------      -----------        ------------     ------------
Income before income taxes...............            20,518           14,822               7,132            5,171
Provision for income taxes...............             8,322            5,942               2,834            2,041
                                                 ----------      -----------        ------------     ------------
Net income ..............................        $   12,196      $     8,880        $      4,298     $      3,130
                                                 ==========      ===========        ============     ============
Earnings per share.......................        $      .96      $       .70        $        .34     $        .25
                                                 ==========      ===========        ============     ============
Shares used in computing earnings
   per share............................         12,740,000       12,710,000          12,745,000       12,754,000
                                                 ==========      ===========        ============     ============


        See accompanying notes to the consolidated financial statements.


                      FAIR, ISAAC AND COMPANY, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the nine-month periods ended June 30, 1996 and 1995
                             (dollars in thousands)

                                   (UNAUDITED)


                                                                             1996               1995
                                                                         -----------         ---------
Cash flows from operating activities:

     Net Income                                                            $ 12,196           $  8,880
     Adjustments to reconcile net income to cash provided by:

       Depreciation and amortization.................................         6,939              4,324
       Increase in accounts receivable and unbilled work in progress.        (3,619)            (2,069)
       Increase in prepaid expenses and other assets.................        (2,903)              (720)
       Increase (decrease) in accrued compensation and employee
         benefits....................................................          (643)               616
       Increase in accounts payable and other liabilities............         2,842                394
       Decrease in income taxes payable..............................          (702)            (4,109)
       Increase (decrease) in billings in excess of earned revenues..          (315)               655
                                                                           --------           --------

              Net cash provided by operating activities..............        13,795              7,971
                                                                           --------           --------

Cash flows from investing activities:

     Purchases of property, equipment and computer software..........       (10,936)            (8,812)
     Purchase of DynaMark, Inc. .....................................        (1,231)            (2,150)
     Purchases of investments........................................        (7,770)            (6,775)
     Acquisition of other assets.....................................          (200)                --
     Proceeds from maturities/sales of investments...................         5,362              6,614
                                                                           --------           --------

              Net cash used in investing activities..................       (14,775)           (11,123)
                                                                           --------           --------

Cash flows from financing activities:

     Reduction of capital lease obligations..........................          (267)              (302)
     Issuance of stock...............................................           810                479
     Payment on note receivable......................................            15                 13
     Dividends paid..................................................          (743)              (425)
                                                                           --------           --------

              Net cash used in financing activities..................          (185)              (235)
                                                                           --------           --------

Decrease in cash and cash equivalents................................        (1,165)            (3,387)
Cash and cash equivalents, beginning of period.......................         8,321             10,990
                                                                           --------           --------
Cash and cash equivalents, end of period.............................      $  7,156           $  7,603
                                                                           ========           ========


                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Income taxes paid

   Cash payments for income taxes during the nine-month periods ended June 30, 1996 and 1995, were $8,879,000 and $9,985,000, respectively.

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


                                  Three Months                                Nine Months
                                     Ended             Percentage                 Ended          Percentage
                                    June 30,             Change                  June 30,          Change
                                ---------------          ------              --------------        ------
                                 1996      1995                               1996     1995
                                 ----      ----                               ----     ----
Credit
   Fixed-price                    30%       30%           30%                  29%       29%         35%
   Usage-priced                   52%       52%           30%                  54%       53%         31%
DynaMark                          15%       16%           22%                  14%       16%         14%
Insurance                          3%        2%           71%                   3%        2%         67%
                                -----     -----                              -----     -----

Total revenues                   100%      100%           29%                 100%      100%         30%


     Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. For the first nine months of fiscal 1996, such inter-company revenue has represented more than ten percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. In addition, DynaMark's revenue growth in the first six months of fiscal 1996 was slowed by disruptions caused by the merger of one of its largest customers.

     The increases in Insurance revenues for the three- and nine-month periods ended June 30, 1996, compared with the same periods in fiscal 1995, were due primarily to strong growth in the insurance scoring services offered through consumer reporting agencies.

     The increase in usage revenues from the Credit business unit in the quarter and nine months ended June 30, 1996, compared with the same periods the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States, including on-line credit bureau scores and the ScoreNet(R) Service, and
(b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues from the credit bureau scoring services in the nine months ended June 30, 1996, were approximately 29 percent higher than in the first nine months of fiscal 1995. Revenues from credit account management services delivered through third-party processors in the most recent nine months were 31 percent higher than in the corresponding period of fiscal 1995.

     Sales of credit application scorecards, credit application processing software, and credit account management systems all contributed to the increase in fixed-price revenues in the quarter and nine months ended June 30, 1996. Revenues from sales of credit application scorecards and credit application processing software increased by approximately 33 percent in the quarter and 34 percent in the nine months ended June 30, 1996, compared with the same periods of fiscal 1995. Revenues from end-user credit account management systems
("TRIAD") and behavior scoring projects in the three and nine month periods ended June 30, 1996 were 36 percent and 47 percent higher respectively than in the same periods of 1995.

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

     Potential new government regulation of the use of credit bureau data could have an impact on the use of any of the Company's credit bureau scoring services including PreScore(R) and ScoreNet. Bills which would substantially amend the Fair Credit Reporting Act were introduced in each of the last three Congresses and at least two such bills were introduced in 1995. These bills would impose new restrictions on the use of credit bureau data to prescreen solicitation lists. Bills and regulations have also been introduced, and, in some cases enacted, at the state level that affect the use of credit bureau data in various ways, including restricting the use of such data in making insurance underwriting decisions. State regulation of credit bureau data, particularly regulations imposing requirements on the credit bureaus or users of credit bureau information which differ from those existing under federal law, may also have an adverse impact on bureau scoring services. The Company believes certain enacted or pending state legislation and regulation of credit bureau data in connection with insurance underwriting has had a negative impact on its efforts to sell insurance risk scores through credit reporting agencies. However, the Company cannot predict whether any other particular federal or state legislation affecting credit bureau information or credit scoring is likely to be enacted in the foreseeable future, or the extent to which the passage of such legislation might affect the Company's business.

     Revenues derived from outside of the United States represented approximately 15 percent of total revenues in the quarter and nine months ended June 30, 1996, compared with 14 and 12 percent, respectively, of total revenues in the same periods a year earlier.

     During the period from 1990 through 1994, while the rate of account growth in the U.S. bankcard industry was slowing and many of the Company's largest institutional clients were merging and consolidating, the Company generated above-average growth in revenues--even after correcting for the effect of the DynaMark acquisition--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company's revenues grew by 26 percent in fiscal 1995 which is closer to what the Company believes is a sustainable, long-term growth rate than the growth rates in 1990 through 1994. The Company believes much of its future growth prospects will depend on several important factors, including those discussed above and its ability (1) to develop new, high value products and services for its present client base of major U.S. consumer credit issuers; (2) to increase its penetration of established or emerging credit markets outside the U.S. and Canada; and (3) to expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services such as direct marketing, insurance, small business lending, and health care information management. Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. While the increasing percentage of usage revenues may loosen this constraint to some extent, management believes it will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint and subject to the other factors discussed above, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities which it believes have exceptional long-term potential. This occurred in the period from 1988 through 1990 when the Company devoted significant resources to developing the usage priced services distributed through credit bureaus and third-party processors. Cumulative revenue since 1987, net of the DynaMark acquisition, is very close to the Company's twenty-year historical average revenue growth of 21 percent.


Expenses

     The following table sets forth for the periods indicated (a) the percentage of revenues represented by certain line items in the Company's consolidated statement of income and (b) the percentage change in such items from the same periods in the prior fiscal year.


                                            Nine Months                                Three Months
                                               Ended           Percentage                 Ended            Percentage
                                              June 30,           Change                  June 30,            Change
                                          ---------------        ------              --------------          ------
                                           1996      1995                             1996     1995
                                           ----      ----                             ----     ----
Revenues                                    100%    100%           30%                 100%      100%         29%
Costs and expenses:
   Cost of revenues                          39      38            33%                  38        38          32%
   Sales and marketing                       17      20            10%                  17        20          12%
   Research and development                   5       4            65%                   6         3         119%
   General and administrative                19      20            21%                  19        21          14%
   Amortization of intangibles                1       1            40%                   1         1           9%
                                         ------    ----                              -----      ----
     Total costs and expenses                81      83            26%                  81        83          26%
                                         ------    ----                              -----      ----
Income from operations                       19      17            49%                  19        17          47%
Interest and other income (net)               1       1           (69%)                 -1         1         (84%)
                                         ------    ----                              -----      ----
Income before income taxes                   20      18            38%                  19        18          38%
Provision for income taxes                    8       7            40%                   7         7          39%
                                         ------    ----                              -----      ----
Net income                                   12%     11%           37%                  12%       11%         37%
                                         ------    ----                              -----      ----


Cost of Revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet Service, and depreciation. The cost of revenues, as a percentage of revenues, was essentially the same in the quarter and nine months ended June 30, 1996, as compared with the same periods in 1995.

Sales and Marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. For the quarter and nine months ended June 30, 1996, these expenses, as a percentage of revenues, decreased primarily due to reductions in advertising expenses.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. The increases in research and development expenses, as a percentage of revenues, during the quarter and nine months ended June 30, 1996, were due primarily to initiatives to adapt the Company's existing products to markets other than credit. The development of statistical and software tools with application across product lines, the establishment of a dedicated credit research unit and efforts to develop the next generation of the TRIAD(TM) account management system also contributed to the increases in research and development expenses.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering benefit plans, legal expenses, and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues these expenses were slightly lower for the quarter and nine months ended June 30, 1996, compared with the same periods in 1995 primarily because higher than anticipated revenue growth has outpaced the more normal rate of growth in general and administrative expenses so far in fiscal 1996.

Other Income

     During the past year, the Company has made equity investments in a number of start-up ventures which are expected to provide additional demand and/or distribution for the Company's products and services. While management believes each of these ventures has a reasonable probability of success, the risks inherent in start-up businesses make it likely that some losses will be experienced. The decrease in net other income in the three- and nine-month periods ended June 30, 1996, compared to the same periods a year earlier, was due primarily to losses during the start-up phase of certain of these enterprises.

Financial Condition

     Working capital increased from $24,393,000 at September 30, 1995 to $27,116,000 at June 30, 1996. Cash and interest bearing investments decreased slightly from $24,024,000 at September 30, 1995, to $24,003,000 at June 30,
1996. The Company has no long-term debt other than capital lease and employee incentive obligations. In addition to the payment to the former shareholders of DynaMark noted below, the Company expended approximately $10.9 million in additions to property and equipment and $8.9 million in income tax payments in the nine months ended June 30, 1996. The Company believes that cash and marketable securities on hand or cash generated by operations will be adequate to meet its capital and liquidity needs for the foreseeable future.

     During the quarter ended March 31, 1996, the Company made a payment to the former shareholders of DynaMark in the amount of $1.2 million based on DynaMark's performance in calendar 1995 pursuant to the "earnout" provisions of the acquisition agreement. No further payments are required in connection with the DynaMark acquisition.

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three- and nine-month periods ended June 30, 1996 and 1995 to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1995 Form 10-K.

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


                                     FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  August 13, 1996

                                     By   GERALD DE KERCHOVE
                                        ---------------------------------------
                                               Gerald de Kerchove
                                           Executive Vice President



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


DATE:  August 13, 1996

                                     By   PATRICIA COLE
                                        ---------------------------------------
                                               Patricia Cole
                                                 Controller
                                          (Chief Accounting Officer)

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