Form 10-K
period 1996-09-30
FAIR ISAAC & COMPANY INC
filed 1996-12-30
CIK 814547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               -------------------

                                    FORM 10-K

(Mark One)

     [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended September 30, 1996

     [    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from_____________to_____________

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

                               -------------------

           Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share           New York Stock Exchange, Inc.
           (Title of Class)                         (Name of each exchange on
                                                         which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No     .
    ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 6, 1996, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was $207,499,270 based on the last transaction price as reported on the New York Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of common stock outstanding on December 6, 1996 was 12,631,049 (excluding 3,057 shares held by the Company as treasury stock).

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 1997.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.  Business............................................................ 3

ITEM 2.  Properties..........................................................11

ITEM 3.  Legal Proceedings...................................................11

ITEM 4.  Submission of Matters to a Vote of Security Holders.................11


EXECUTIVE OFFICERS OF THE REGISTRANT.........................................12


PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters...........................................................13

ITEM 6.  Selected Financial Data.............................................13

ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................14

ITEM 8.  Financial Statements and Supplementary Data.........................19

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................34

PART III

ITEM 10. Directors and Executive Officers of the Registrant..................35

ITEM 11. Executive Compensation..............................................35

ITEM 12. Security Ownership of Certain Beneficial Owners and Management......35

ITEM 13. Certain Relationships and Related Transactions .....................35

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....36

SIGNATURES...................................................................39

Supplemental Information.....................................................40

                                     PART I

ITEM 1. BUSINESS


Development Of The Business

     Fair, Isaac and Company (NYSE: FIC) is a leading developer of data management systems and services for the consumer credit, personal lines insurance, and direct marketing industries. The Company employs various tools, such as database enhancement software, predictive modeling, adaptive control, and systems automation to help its customers make "better decisions through data."

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

     More than half of fiscal 1996 revenues were derived from usage-priced products and services marketed through alliances with major U.S. credit bureaus and third-party credit card processors. Sales of decision management products and services directly to credit industry end-users accounted for approximately 30 percent of revenues.

     In recent years Fair, Isaac has branched out, applying its proven risk/reward modeling capabilities to auto and home insurance underwriting, small business lending, and home mortgage financing. With the acquisition of DynaMark in December 1992, the Company made its first foray into marketing data processing and database management, an area it considers a prime target for diversification. Its strategy in this area is to develop and market an array of services combining DynaMark's strengths in warehousing and manipulating complex consumer databases with Fair, Isaac's expertise in predictive modeling and decision systems. DynaMark contributed $21.2 million or 14 percent of Fair, Isaac's fiscal 1996 revenues. Insurance group revenues in 1996 were $4.5 million or 3 percent of revenues.

     Fair, Isaac numbers hundreds of the world's leading credit card and travel card issuers, retail establishments, and consumer lenders among its regular customers. It has enjoyed continuous client relationships with some of these companies for more than 25 years. Through alliances with all three major U.S. credit bureaus the Company also serves a large and growing number of middle-market credit grantors, primarily by providing direct mail solicitation screening, application scoring, and account management services on a usage-fee basis. In addition, some of its newer end-user products, such as CreditDesk(R) application processing software and CrediTable(R) pooled-data scoring systems, are designed to meet the needs of relatively small users of scoring systems.

     Approximately 15 percent of Fair, Isaac's fiscal 1996 revenues came from sales outside the United States. With its long-standing presence in Western Europe and Canada and the more recent establishment of operating bases in Great Britain, France, Germany, Japan, Mexico and South Africa, the Company is well positioned to benefit from the expected growth in global credit card issuance and usage through the balance of the 1990s.

     Since 1990, Fair, Isaac's revenues and earnings per share have increased at a compound rate of 34 percent and 44 percent, respectively. The Company attributes this growth to rising market demand for credit scoring and account management services; success in increasing its share of market; and a gradual shift in marketing and pricing strategy, from primary reliance on direct, end-user sales of customized analytical and software products to ongoing usage revenues from services provided through credit bureaus and bankcard processing agencies. The Company's average revenue growth rate over the last 20 years has been approximately 22 percent which is closer to the rate that management believes can be sustained in the future.

     Because Fair, Isaac already holds the major share of the maturing North American credit scoring and account management markets, management believes the Company's long-term growth prospects will largely rest on its ability to (a) develop additional, high-value products and services for its present customer base; (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada; and (c) develop new markets and applications for its technologies--direct marketing, insurance, small business lending and health care information being prime examples.

Products and Services

     The Company's principal products are statistically derived, rule-based analytic tools designed to help businesses make better decisions on their customers and prospective customers, and software systems and components to implement these analytic tools. In addition to sales of these products directly to end-users, the Company also makes these products available in service mode through arrangements with credit bureaus and third-party credit card processors. The Company's DynaMark subsidiary provides data processing and database management services to businesses engaged in direct marketing.

     Products and services sold to the consumer credit industry have traditionally accounted for most of the Company's revenues. However, the Company is actively promoting its products and services to other segments of the credit industry, including mortgage and small business lending; and to non-credit industries, particularly personal lines insurance and direct marketing. Consumer credit accounted for over 80 percent of the Company's revenues in each of the three years in the period ended September 30, 1996. Sales to customers in the direct marketing business, including the marketing arms of financial service businesses, accounted for 14 to 16 percent of revenues in each of the three years in the period ended September 30, 1996. Revenues from sales to the insurance industry accounted for two to three percent of revenues in each of the three years in the period ended September 30, 1996.

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

Automated Strategic Application Processing Systems (ASAP)

     The Company's Automated Strategic Application Processing systems (ASAP) automate the processing of credit applications, including the implementation of the Company's Credit Application Scoring Algorithms. The Company offers Mid-Range ASAPs which are stand-alone assemblies of hardware and software; Mainframe ASAP, SEARCH, StrategyWare(TM), and ScoreWare consisting of software for IBM and IBM compatible mainframe computers; and CreditDesk which consists of software for personal computers. The Company does not expect significant sales of new Mid-Range ASAP systems but still derives significant maintenance and enhancement revenues from existing systems.

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

     Mid-Range ASAP is a minicomputer-based system which carries out the tasks listed above in a manner extensively "tailored" to each user's unique requirements. Mainframe ASAP is a software-only package designed to be executed on IBM or IBM compatible mainframe computers. It is most useful for very large volume credit grantors who elect to enter application information from a number of separate locations. CreditDesk is designed for use on stand-alone or networked personal computers. Although its software functions are not tailored as extensively as the other versions of ASAP, CreditDesk features an easy-to-use graphics interface. The Company also sells software components for IBM or compatible mainframe computers under the tradename "SEARCH" and "ScoreWare." SEARCH acquires and interprets credit bureau reports as a separate package. ScoreWare provides for easy installation of credit application scorecards and computes scores from such scorecards as part of the application processing sequence. StrategyWare combines the application processing features described above with the "Champion/Challenger" strategy concept described below under Adaptive Control Systems.

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

     Contracts for Adaptive Control Systems for end-users generally include multi-year software maintenance, strategy design and evaluation, and consulting components. The Company also provides Adaptive Control services through First Data Resources, Inc. and Total System Services, Inc. the two largest third-party credit card processors in the United States. The Adaptive Control service is also available in the United Kingdom through First Data Resources, Ltd. and Bank of Scotland. Credit card issuers subscribing to these services pay monthly fees based on the number of accounts processed. During fiscal 1996, the Company introduced StrategyWare which is an Adaptive Control System designed to apply Champion-Challenger principles to the processing of new credit accounts, rather than the management of existing accounts. The Company also believes that Adaptive Control Systems can operate in areas other than consumer credit; and, as noted above, has provided an Adaptive Control System to an electric utility company.

DynaMark

     DynaMark provides a variety of data processing and database management services to companies and organizations in direct marketing. DynaMark offers several proprietary tools in connection with such services including DynaLink and DynaMatch. DynaLink gives financial institutions and other users remote computer access to their "warehoused" customer account files or marketing databases. It allows them to perform on-line analyses ranging from profiling the history of a single customer purchase or credit usage to calling up print-outs of all files having certain defined characteristics in common. DynaMatch uses a unique scoring system to identify matching or duplicate records that most standard "merge-purge" systems would overlook. Credit managers and direct marketers can use it to identify household relationships (accounts registered in different names, but sharing a common address and surname) and to eliminate costly duplicate mailings. Credit card issuers can use it to spot potentially fraudulent or overlimit credit card charges by individuals using two or more cards issued under slightly different names or addresses.

Customer Service and Support

     The Company provides service and support to its customers in a variety of ways. They include: (i) education of liaison teams appointed by buyers of scoring algorithms and software; (ii) maintenance of an answering service that responds to inquiries on minor technical questions; (iii) proactive Company-initiated follow-up with purchasers of the Company's products and services; (iv) conducting seminars held several times a year in various parts of the United States and, less often, in other countries; (v) conducting annual conferences for clients in which user experience is exchanged and new products are introduced; (vi) delivery of special studies which are related to the use of the Company's products and services; and (vii) consulting and training services provided by the Company's subsidiary, Credit & Risk Management Associates, Inc.

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

     The Company's analytic products have a clear distinguishing characteristic in that they make management by rule possible in situations where the only alternative is reliance on a group of people whose actions can never be entirely consistent. Rules for selecting actions require computation of probabilities of results. But computing the probability of a particular result in the traditional mode, that is, by counting the number of occurrences of each possible result in all possible combinations of circumstances, clearly breaks down when the number of combinations becomes very large. When only a few thousand cases of results are available, more subtle mathematical methods must be used. The Company has been actively developing and using techniques of this kind for 40 years, as indicated by the development and continual enhancement of its proprietary suite of algorithms and computer programs used to develop scoring algorithms.

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

Markets and Customers

     The Company's products for use in the area of consumer credit are marketed to banks, retailers, finance companies, oil companies, credit unions, and credit card companies. The Company has approximately 500 users of products sold directly by the Company to end-users. These include about 75 of the 100 largest banks in the United States; several of the largest banks in Canada; approximately 20 banks in the United Kingdom; more than 40 retailers; 12 oil companies; major travel and entertainment card companies; and more than 40 finance companies. Custom algorithms and systems have generally been sold to larger credit grantors. The scoring, application processing and adaptive control services offered through credit bureaus and third-party processors are intended, in part, to extend usage of the Company's technology to smaller credit issuers and the Company believes that users of its products and services distributed through third-parties number in the thousands. As noted above, the Company also sells its products to utilities, tax authorities and insurance companies.

     DynaMark markets its services to a wide variety of businesses engaged in direct marketing. These include banks and insurance companies, catalog merchandisers, fund-raisers and others. Most of DynaMark's revenues come from direct sales to the end user of its services, but in some cases DynaMark acts as a subcontractor to advertising agencies or others managing a particular project for the end-user.

     No single end-user customer accounted for more than 10% of the Company's revenues in fiscal 1996. Revenues generated through the Company's alliances with the three major credit bureaus in the United States, Equifax, Inc., Experian Information Solutions, Inc. (formerly known as TRW Information Services) and Trans Union Corporation, each accounted for approximately nine to eleven percent of the Company's total revenues in fiscal 1996.

     The percentage of revenues derived from customers outside the United Sates was approximately 15 percent in fiscal 1996, 13 percent in fiscal 1995, and 14 percent in fiscal 1994. DynaMark had virtually no non-U.S. revenues prior to fiscal 1996. Canada, the United Kingdom and Germany are the largest international market segments. Mexico, Japan, South Africa, a number of countries in South America and almost all of the Western European countries are represented in the user base. The Company has delivered products to users in approximately 40 countries. The information set forth under the caption "Segment Information" in Note 13 to the Consolidated Financial Statements is incorporated herein by reference. The Company's foreign offices are primarily sales and customer service offices acting as agents on behalf of the U.S. production operations. Net identifiable assets, capital expenditures and depreciation associated with foreign offices are not material.

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

     As of September 30, 1996, the Company's backlog, which includes only firm contracts, was approximately $60,098,000, as compared with approximately $46,137,000 as of September 30, 1995. Most usage-based revenues do not appear as part of the backlog. The Company believes that approximately 30% of the September 30, 1996 backlog will be delivered after the end of the current fiscal year, September 30, 1997. Most DynaMark contracts include unit or usage charges, the total amount of which cannot be determined until the work is completed. DynaMark's backlog is not significant in amount, is not considered a significant indicator of future revenues, and is not included in the foregoing figures.

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

     The Company competes with data vendors in the market for its credit bureau scoring services including PreScore and ScoreNet. In the past several years, data vendors have expanded their services to include evaluation of the raw data they provide. All of the major credit bureaus offer competing prescreening and credit bureau scoring services developed, in some cases, in conjunction with the Company's primary scoring algorithm competitor, CCN. In November 1996 it was announced that CCN had agreed to acquire Experian Information Solutions, Inc. (formerly known as TRW Information Systems & Services).

     Both AMS and CCN offer products intended to perform some of the same functions as the Company's Adaptive Control Systems. The Company believes that customers using its Adaptive Control Systems, in both custom end-user form and through third-party processors, significantly outnumber users of the competing AMS and CCN products.

     Another source of emerging competition comes from companies developing artificial intelligence systems including those known as "expert systems" and "neural networks." An expert system is computer software that replicates the decision-making process of the best available human "experts" in solving a particular class of problem, such as credit approval, charge card authorization, or insurance underwriting. Scoring technology differs from expert systems in that scoring technology is based upon a large data base of results, from which rules and algorithms are developed, as compared to expert systems, which are typically based primarily on the "expert's" judgment and less so upon a significant data base. The Company believes its technology is superior to expert system technology where sufficient performance data is available. Neural networks, on the other hand, are an alternative method of developing scoring algorithms from a data base but using mathematical techniques quite different from those used by the Company. For example, HNC Software, Inc. has developed systems using neural network technology which compete with some of the Company's products and services. The Company believes that analytical skill and knowledge of the business environment in which an algorithm will be used are generally more important than the choice of techniques used to develop the algorithm; and, further, that the Company has an advantage in these areas with respect to its primary markets as compared with neural network developers.

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

Product Protection

     The Company relies upon the laws protecting trade secrets and upon contractual non-disclosure safeguards, including its employee non-disclosure agreements and restrictions on transferability that are incorporated into its customer agreements, to protect its software and proprietary interests in its product methodology and know-how. The Company currently has one patent application pending but does not otherwise have patent protection for any of its programs or algorithms, nor does it believe that the law of copyrights affords any significant protection for its proprietary software. The Company instead relies principally upon such factors as the knowledge, ability, and experience of its personnel, new products, frequent product enhancements, and name recognition for its success and growth. The Company retains title to and protects the suite of algorithms and software used to develop scoring algorithms as a trade secret and has never distributed its source code.

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

Personnel

     As of September 30, 1996, the Company employed approximately 1,037 persons. None of its employees is covered by a collective bargaining agreement and no work stoppages have been experienced.


ITEM 2. PROPERTIES

     The Company's principal office is located in San Rafael, California, approximately 15 miles north of San Francisco. The Company leases approximately 144,000 square feet of office space in three buildings at that location under leases expiring in 2001, and an additional 34,000 square feet under a lease expiring September 30, 1997. It also leases approximately 9,600 square feet of warehouse space in San Rafael for its hardware operations and for storage under month-to-month leases. The Company has entered into a lease for a building under construction adjacent to its San Rafael headquarters for an additional 124,000 square feet of office space in increments over the period from April 1997 to May 1998. It has also entered into a letter of intent for a build-to-suit lease, with an option to purchase, approximately 300,000 square feet of additional office space in San Rafael with an expected initial occupancy date in the year 2000. DynaMark leases approximately 77,000 square feet of office and data processing space in two buildings in Arden Hills, Minnesota under leases which expire in 2005. DynaMark sold its personalized printing business in a transaction which closed on November 4, 1996. The purchaser is obligated to assume DynaMark's obligations with respect to those facilities not later than March 31, 1997. DynaMark is currently negotiating for an option for a build-to-suit lease for a third building of approximately 30,000 square feet adjacent to its headquarters in Arden Hills. DynaMark's Printronic Division leases approximately 25,000 square feet of office and data processing space in New York City. The Company also leases a total of approximately 32,000 square feet of office space for offices in Monterey, California; New Castle, Delaware; Atlanta, Georgia; Chicago, Illinois; Tampa, Florida; Toronto, Ontario; Birmingham, England; Tokyo, Japan; Paris, France; Mexico City, Mexico; and Wiesbaden, Germany. See Notes 6 and 12 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under leases. The Company believes that suitable additional space will be available to accommodate future needs.


ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings are pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                     Positions Held                            Age
        ----                     --------------                            ---
Larry E. Rosenberger   President and Chief Executive Officer               50
                       since March, 1991, Executive Vice
                       President 1985-1991, Senior Vice
                       President 1983-1985, Vice President
                       1977-1983. A Director since 1983.
                       Joined the Company in 1974.
John D. Woldrich       Appointed Chief Operating Officer                   53
                       effective August 1, 1995. Executive
                       Vice President since 1985, Senior Vice
                       President 1983-1985, Vice President
                       1977-1983. A Director since 1983.
                       Joined the Company in 1972.
Gerald de Kerchove     Executive Vice President since 1985,                50
                       Senior Vice President 1983-1985, Vice
                       President 1977-1983. Joined the
                       Company in 1972.
Barrett B. Roach       Executive Vice President since joining              56
                       the Company in August 1992. Chief
                       Administrative and Financial Officer of
                       Network Equipment Technologies, Inc.
                       from 1986 to July 1990. Owned and
                       operated a vineyard from July 1990 to
                       August 1992.
Patrick G. Culhane     Executive Vice President since August               42
                       1995; Senior Vice President 1992 to
                       1995; Vice President 1990 to 1992;
                       joined the Company in 1985.
H. Robert Heller       Executive Vice President since September            56
                       1996 and a Director since February 1994.
                       President of International Payments Institute
                       from December 1994 to September 1996;
                       President and Chief Executive Officer of
                       Visa U.S.A., Inc. from 1991 to 1993,
                       Executive Vice President of Visa
                       International from 1989 to 1991.
Jeffrey F. Robinson    Senior Vice President since 1986, Vice              47
                       President 1980-1986. Treasurer 1981-
                       1983. Joined the Company in 1975.
Kenneth M. Rapp        Senior Vice President since August 1994,            50
                       and President and Chief Operating Officer
                       of DynaMark, Inc. since it was founded
                       in 1985.
Peter L. McCorkell     Senior Vice President since August 1995;            50
                       Vice President, Secretary and General
                       Counsel since joining the Company in
                       1987.
Patricia Cole          Senior Vice President, Chief Financial              47
                       Officer and Treasurer since November
                       18, 1996; Controller since joining the
                       Company in September 1995. Vice
                       President and Controller of Southern Pacific
                       Telecommunications Company 1993 to
                       1995; Controller of Los Angeles Cellular
                       Telephone Company 1990-1992.
------------------
The term of office for all officers is at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     As of May 6, 1996, the company's common stock began trading on the New York Stock Exchange under the symbol: FIC. Prior to that date, it was traded over-the-counter on the Nasdaq Stock Market under the symbol: FICI. At December 2, 1996, Fair, Isaac had 255 holders of record of its common stock. The following table lists the high and low last transaction prices for the periods shown, as reported by the New York Stock Exchange and the Nasdaq Stock Market.

Stock Prices                            High         Low
----------------------------------------------------------
October 1 - December 31, 1994          28 5/8       17 1/8
January 1 - March 31, 1995             26 3/4       17
April 1 - June 30, 1995                29 3/4       22 1/4
July 1 - September 30, 1995            30 3/4       25 1/2
October 1 - December 31, 1995          29 1/4       25
January 1 - March 31, 1996             30 3/8       21 1/2
April 1 - June 30, 1996                50           30
July 1 - September 30, 1996            46 1/4       37 5/8

Dividends

     On May 24, 1995, Fair, Isaac announced a 100 percent stock dividend (equivalent to a two-for-one stock split) and its intention to pay quarterly dividends of 2 cents per share or 8 cents per year subsequent to issuance of the stock dividend. Quarterly dividends of that amount were paid throughout fiscal 1996. There are no current plans to change the cash dividend nor to issue any further stock dividend.


ITEM 6. Selected Financial Data


                                                                      (dollars in thousands, except per share data)
Fiscal year ended September 30,         1996              1995              1994             1993              1992
-------------------------------------------------------------------------------------------------------------------
Revenues                           $ 148,749         $ 113,881          $ 90,279         $ 66,668          $ 42,614
Income from operations                28,026            19,864            15,795            8,108             5,633
Income before income taxes            27,200            21,446            16,553            8,652             6,667
Net income                            16,179            12,695            10,049            5,277             3,932
Earnings per share                     $1.27             $1.00              $.81             $.44              $.33
Dividends per share *                   $.08             $.055              $.07             $.07              $.07

At September 30,                        1996              1995              1994             1993              1992
-------------------------------------------------------------------------------------------------------------------
Working capital                     $ 33,319          $ 22,162          $ 16,490         $ 14,652          $ 13,401
Total assets                         113,054            88,290            70,935           54,230            41,982
Long-term obligations                  1,552             1,930             2,333            2,729             2,655
Stockholders' equity                  78,347            56,128            42,939           31,516            26,647

     * Because the change to quarterly dividends was initiated in September 1995, the rate of dividends paid in fiscal 1995 does not reflect the new annual rate which is 8 cents per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Fair, Isaac and Company, Incorporated, provides products and services designed to help a variety of businesses use data to make better decisions on their customers and prospective customers. The Company's products include statistically derived, rule-based analytical tools, software designed to implement those analytical tools and consulting services to help clients use and track the performance of those tools. The Company also provides a range of credit scoring and credit account management services in conjunction with credit bureaus and credit card processing agencies. Its DynaMark subsidiary provides data processing and database management services to businesses engaged in direct marketing.

     This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes. In addition to historical information, this report includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis.

     The Company is organized into business units that correspond to its principal markets: consumer credit, insurance and direct marketing (DynaMark). Sales to the consumer credit industry have traditionally accounted for the bulk of the Company's revenues. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring algorithms (also known as "analytic products" or "scorecards"), credit application processing systems (ASAP(TM) and CreditDesk(R)) and custom credit account management systems, including those marketed under the name TRIAD.(TM) Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have also been sold under time- or volume-based price arrangements. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contract minimums. DynaMark employs a combination of fixed-fee and usage-based pricing.


RESULTS OF OPERATIONS

Revenues

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by fixed-price and usage-priced revenues from the Credit business unit, and the percentage of revenues contributed by the DynaMark and Insurance business units; and (b) the percentage change in revenues within each category from the prior fiscal year. Fixed-price revenues include all revenues from application processing software, custom scorecard development and consulting projects for credit. Virtually all usage revenues are generated through third-party alliances such as those with credit bureaus and third-party credit card processors.

                                                      Percentage of             Period-to-period
                                                         revenue               percentage changes
                                                       Years ended                1995      1994
                                                      September 30, to             to
                                                 1996     1995     1994           1996      1995
------------------------------------------------------------------------------------------------
Credit:
     Fixed-price                                   30       29       32             34       15
     Usage-priced                                  53       53       50             31       33
DynaMark                                           14       16       16             19       22
Insurance                                           3        2        2             63       56
                                                 ----     ----    -----
Total revenues                                    100      100      100             31       26
                                                 ====     ====    =====

     Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1996, such inter-company revenue has represented more than fifteen percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. In addition, DynaMark's revenue growth in the first six months of fiscal 1996 was slowed by disruptions caused by the merger of one of its largest customers.

     On July 19, 1996, DynaMark acquired the assets and business of Printronic Corporation of America, Inc. ("Printronic") and on November 4, 1996, it sold the assets and business of its personalized printing division to Gage Marketing Group, LLC. Revenues from the two operations in the twelve-month periods prior to these transactions were similar, so the net effect on DynaMark's revenue in future periods is not expected to be material. On September 30, 1996, the Company acquired Credit & Risk Management Associates, Inc. ("CRMA"). CRMA's revenues in the year ended September 30, 1996, were approximately $4.3 million.

     Revenue from credit application scoring products increased by 10 percent in fiscal 1995 compared with fiscal 1994, and by 36 percent in fiscal 1996 compared with fiscal 1995, due primarily to the Company's introduction of new products, including tracking software and small business loan scoring products. ASAP revenues increased by 13 percent in 1995 compared with 1994, and by another 30 percent in fiscal 1996, primarily due to increased sales of PC-based ASAP products (CreditDesk), including sales to small business lenders, and sales of software components for mainframe ASAP systems.

     Revenues from sales of credit account management systems (TRIAD) sold to end-users increased 28 percent from 1994 to 1995 and by 38 percent from 1995 to 1996. The Company's high degree of success in penetrating the U.S. bankcard industry with these products has limited, and may continue to limit, the revenue growth in that market. However, the Company has added functionality for the existing base of TRIAD users and is actively marketing TRIAD for other types of credit products and in overseas markets, which accounted for most of the growth in 1995 and 1996.

     Usage revenues are generated primarily by credit scoring services distributed through major credit bureaus and credit account management services distributed through third-party bankcard processors. Revenues from credit bureau-related services have increased by more than 30 percent in each of the last three fiscal years and accounted for approximately 39 percent of revenues in fiscal 1995 and 1996. Revenues from services provided through bankcard processors also increased in each of these years, due primarily to increases in the number of accounts at each of the major processors.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth and improvement in operating margins over the last three years. While the Company has been very successful in extending or renewing such agreements in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., Experian Information Solutions, Inc., (formerly TRW Information Systems & Services) and Trans Union Corporation each accounted for approximately nine to eleven percent of the Company's total revenues in fiscal 1995 and 1996.

     On November 14, 1996, it was announced that Experian was being acquired by CCN Group Ltd., a subsidiary of Great Universal Stores, PLC. CCN is the Company's largest competitor, worldwide, in the area of credit scoring. TRW/Experian has offered scoring products developed by CCN in competition with those of the Company for several years. The Company is not presently able to determine what effect, if any, the acquisition of Experian by CCN will have on its future revenues.

     On September 30, 1996, amendments to the Fair Credit Reporting Act were enacted and signed into law. The Company believes these changes to the federal law regulating credit reporting will be favorable to the Company and its clients. Among other things, the new law expressly permits the use of credit bureau data to prescreen consumers for offers of credit and insurance and allows affiliated companies to share consumer information with each other subject to certain conditions. There is also a seven-year moratorium on new state legislation on certain issues. However, the states remain free to regulate the use of credit bureau data in connection with insurance underwriting. The Company believes such enacted or proposed state regulation has had a negative impact on its efforts to sell insurance risk scores through credit reporting agencies.

     The Company's revenues derived from customers outside the United States increased from $12.5 million in fiscal 1994 to $14.9 million in 1995 and to $21.8 million in 1996. DynaMark has not had significant non-U.S. revenues. Sales of software products, including TRIAD and PC-based ASAP, and an increase in the number of accounts using the Company's account management services at credit card processors in Europe and Latin America accounted for most of the increases in international revenues in fiscal 1995 and 1996.

     Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1996, and the Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

     During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after correcting for the effect of the DynaMark acquisition--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability (1) to develop new, high-value products and services for its present client base of major U.S. consumer credit issuers; (2) to increase its penetration of established or emerging credit markets outside the U.S. and Canada; and (3) to expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending and healthcare information management.

     Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. While the increased percentage of usage revenues may loosen this constraint to some extent, management believes it will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities which it believes have exceptional long-term potential. This occurred in the period from 1988 through 1990 when the Company devoted significant resources to developing the usage-priced services distributed through credit bureaus and third-party processors. Cumulative revenue since 1987, net of the DynaMark acquisition, is slightly above the Company's 20-year historical average revenue growth of about 22 percent.


Expenses

     The following table sets forth for the fiscal periods indicated (a) the percentage of net revenues represented by certain line items in the Company's
Consolidated Statement of Income, and (b) the percentage change in the amount of each such line item from the prior fiscal year.

                                                        Percentage of             Period-to-period
                                                           revenue               percentage changes
                                                         Years ended              1995         1994
                                                        September 30,              to           to
                                                 1996       1995       1994       1996         1995
---------------------------------------------------------------------------------------------------
Total revenues                                    100        100        100         31         26
                                                 ----       ----       ----
Costs and expenses:
Cost of revenues                                   38         38         38         31         27
Sales and marketing                                17         20         20          9         23
Research and development                            5          4          5         96         --
General and administrative                         21         21         19         32         37
Amortization of intangibles                        --         --          1          3        (12)
                                                 ----       ----       ----
Total costs and expenses                           81         83         83         28         26
                                                 ----                  ----
Income from operations                             19         17         17         41         26
Other income (expense)                             (1)         2          1         NM*       109
                                                 ----       ----       ----
Income before income taxes                         18         19         18         27         30
                                                 ----       ----       ----
Provision for income taxes                          7          8          7         26         35
                                                 ----       ----       ----
Net income                                         11         11         11         27         26
                                                 ====       ====       ====

* Not meaningful

Cost of revenues

     Cost of revenues consists primarily of personnel, travel and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) Service.

     Cost of revenues, as a percentage of revenues, has remained essentially unchanged since fiscal 1994.

Sales and marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. As a percentage of revenues, sales and marketing expenses were essentially unchanged in fiscal 1995 compared with fiscal 1994, but decreased in fiscal 1996 due primarily to a reduction in media advertising.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses, in absolute dollars, were essentially unchanged from fiscal 1994 to 1995 and increased sharply in fiscal 1996. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has recently increased emphasis on developing new technologies, especially in the area of software development.

General and administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues, these expenses increased in fiscal 1995 compared with fiscal 1994, due to significant increases in office space, expenditures made to improve the Company's information systems and technology infrastructure, and the costs of exploring new business opportunities, primarily in the healthcare information management area. As a percentage of revenues, general and administrative expenses were essentially unchanged in fiscal 1996 compared with fiscal 1995.

Amortization of intangibles

     The Company is  amortizing  the  intangible  assets  arising  from  various
acquisitions   over  periods  ranging  from  two  to  15  years.  The  level  of amortization expense in future years will depend, in part, on the amount of additional payments to the former shareholders of an acquired company. See below, under "Capital Resources and Liquidity."

Other income (expense)

     The table in Note 15 to the Consolidated Financial Statements presents the detail of other income and expenses. Interest income is derived from the investment of funds surplus to the Company's immediate operating requirements. At September 30, 1996, the Company had approximately $23.0 million invested in U.S. treasury securities and other interest-bearing instruments. Interest income increased in fiscal 1995 and 1996 due to rising interest rates and the increasing balance in interest-bearing accounts and instruments.

     The Company's share of operating losses in certain early-stage development companies that are accounted for using the equity method is charged to other expense. In addition, during the quarter ended September 30, 1996, the Company wrote off an investment in a different early-stage development company due to the deteriorating financial condition of that entity. This write-off and the Company's share of losses in these early-stage development companies were primarily responsible for the difference between the increase in operating income in fiscal 1996 (41 percent) and the increase in net income (27 percent).
Note 5 to the Consolidated Financial Statements describes the Company's investment in such companies.

Provision for income taxes

     The Company's effective tax rate increased to approximately 41 percent in fiscal 1995 from an effective rate of approximately 39 percent in fiscal 1994, and decreased to 40.5 percent in fiscal 1996 due primarily to a changing mix of applicable state and foreign tax rates. The Company expects its effective tax rate in fiscal 1997 to be approximately the same as in fiscal 1996, barring any change in the tax laws.

CAPITAL RESOURCES AND LIQUIDITY

     Working capital increased from $16,490,000 at September 30, 1994, to $22,162,000 at September 30, 1995, and to $33,319,000 at September 30, 1996. The
increase in fiscal 1996 was due primarily to increases in accounts receivable and short-term investments and decreases in billings in excess of earned revenues and income taxes payable, which more than offset increases in accounts payable and other accrued liabilities, and in accrued compensation and employee benefits.

     The Company may be required to make additional payments to the former stockholders of CRMA based upon its financial results in fiscal 1997, 1998 and 1999. Those amounts, which will be paid 55 percent in Company stock and 45 percent in cash, will not exceed $1.833 million per year.

     In fiscal 1995, cash provided by operations was more than offset by cash used in investing activities and financing activities. Cash provided by operations resulted primarily from net income before depreciation and amortization, and increases in accrued compensation and employee benefits, partially offset by the increase in accounts receivable and unbilled work in progress. Cash was used in investing activities primarily for additions to property and equipment (including major expansions at the Company's headquarters in San Rafael, California, and at DynaMark's facility in St. Paul, Minnesota), the "earn-out" payment to the former owners of DynaMark, the purchase of interest-bearing investments and investments in a number of start-up companies, partially offset by the maturities of interest-bearing investments. Cash was used in financing activities primarily for the payment of dividends and reduction of capital lease obligations, partially offset by cash generated by the exercise of stock options.

     In fiscal 1996, cash provided by operations was offset by cash used in investing activities and financing activities. Cash provided by operations resulted primarily from net income before depreciation and amortization and increases in accrued compensation and benefits, partially offset by the increase in accounts receivable and the decrease in billings in excess of earned revenues. Cash was used in investing activities primarily for additions to property and equipment, purchases of interest-bearing investments, the acquisitions of Printronic and CRMA, and an "earn-out" payment to the former shareholders of DynaMark, partially offset by the maturities of interest-bearing investments. Cash was used in financing activities primarily for the payment of dividends and reduction of capital lease obligations, partially offset by cash generated by the exercise of stock options.

     Future cash flows will continue to be affected by operating results, contractual billing terms and collections, investment decisions and dividend payments, if any. At September 30, 1996, the Company had no significant capital commitments other than those obligations described in Notes 3, 6 and 12 to the Consolidated Financial Statements. The Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

QUARTERLY RESULTS

     The table in Note 17 to the Consolidated Financial Statements presents unaudited quarterly operating results for the last eight fiscal quarters. Management believes that all the necessary adjustments have been included in the amounts stated to present fairly the selected quarterly information, when read in conjunction with the financial statements included elsewhere in this report. This information includes all normal recurring adjustments that the Company considers necessary for a fair presentation thereof, in accordance with generally accepted accounting principles.

     Quarterly results may be affected by fluctuations in revenue associated with credit card solicitations, by the timing of orders for and deliveries of certain ASAP and TRIAD systems, and by the seasonality of ScoreNet purchases. With the exception of the cost of ScoreNet data purchased by the Company, most of its operating expenses are not affected by short-term fluctuations in revenues; thus short-term fluctuations in revenue may have a significant impact on operating results. However, in recent years these fluctuations were generally offset by the strong growth in revenues from services delivered through credit bureaus and third-party bankcard processors.

     Management believes that neither the quarterly variations in net revenues and net income nor the results of operations for any particular quarter are necessarily indicative of results of operations for full fiscal years. Accordingly, management believes that the Company's results should be evaluated on an annual basis.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Fair, Isaac and Company, Incorporated:

     We have audited the accompanying consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

San Francisco, California
October 23, 1996, except as to note 16,
   which is as of November 4, 1996

CONSOLIDATED STATEMENTS OF INCOME

                                (dollars in thousands, except per share data)
Years ended September 30,             1996              1995             1994
-----------------------------------------------------------------------------
Revenues:
     Fair, Isaac                  $127,589           $96,074          $75,719
     DynaMark                       21,160            17,807           14,560
                                 ---------         ---------        ---------
       Total revenues              148,749           113,881           90,279
                                 ---------         ---------        ---------
Costs and expenses:
   Cost of revenues
     Fair, Isaac                    43,513            31,954           25,124
     DynaMark                       12,883            11,078            8,975
                                 ---------         ---------        ---------
       Total costs of revenues      56,396            43,032           34,099
Sales and marketing                 24,583            22,592           18,302
Research and development             7,811             3,986            3,984
General and administrative          31,199            23,696           17,293
Amortization of intangibles            734               711              806
                                 ---------         ---------        ---------
     Total costs and expenses      120,723            94,017           74,484
                                 ---------         ---------        ---------
Income from operations              28,026            19,864           15,795
Other income (expense)                (826)            1,582              758
                                 ---------         ---------        ---------
Income before income taxes          27,200            21,446           16,553
Provision for income taxes          11,021             8,751            6,504
                                 ---------         ---------        ---------
Net income                         $16,179           $12,695          $10,049
                                 =========         =========          =======
Earnings per share                   $1.27             $1.00             $.81
                                 =========         =========        =========
Shares used in computing
   earnings per share           12,749,000        12,723,000       12,476,000
                                ==========        ==========       ==========

See accompanying notes to the consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

                                                                           (dollars in thousands)
September 30,                                                      1996                      1995
-------------------------------------------------------------------------------------------------
Assets
   Current assets:
     Cash and cash equivalents                                   $8,247                    $8,321
     Short-term investments                                       7,487                     5,874
     Accounts receivable, net of
       allowance 1996: $445; 1995: $276                          27,675                    18,822
     Unbilled work in progress                                   10,276                    11,299
     Prepaid expenses and other current assets                    4,423                     2,056
     Deferred income taxes                                        2,759                     1,399
     Income taxes receivable                                        610                        --
                                                              ---------                 ---------
       Total current assets                                      61,477                    47,771
   Long-term investments                                         12,647                    10,923
   Property and equipment, net                                   23,219                    16,815
   Intangibles, net                                               9,557                     4,957
   Deferred income taxes                                          2,239                     4,089
   Other assets                                                   3,915                     3,735
                                                              ---------                 ---------
                                                               $113,054                   $88,290
                                                              =========                 =========

Liabilities and stockholders' equity
   Current liabilities:
     Accounts payable and other accrued liabilities              $7,466                    $5,439
     Accrued compensation and employee benefits                  16,648                    12,862
     Billings in excess of earned revenues                        3,666                     5,314
     Capitalized leases                                             378                       391
     Income taxes payable                                            --                     1,603
                                                              ---------                 ---------
       Total current liabilities                                 28,158                    25,609
   Other liabilities                                              4,997                     4,623
   Capitalized leases                                             1,552                     1,930
   Commitments and contingencies                                     --                        --
                                                              ---------                 ---------
       Total liabilities                                         34,707                    32,162
                                                              ---------                 ---------
   Stockholders' equity:
     Preferred stock                                                 --                        --
     Common stock                                                   126                       123
     Paid in capital in excess of par value                      21,174                    14,508
     Retained earnings                                           57,163                    41,975
     Less treasury stock (1996: 15,938;
       1995: 53,562 shares at cost)                                 (68)                     (228)
     Less pension adjustment                                         --                      (406)
     Cumulative translation adjustments                            (145)                       --
     Unrealized gain on investment                                   97                       156
                                                              ---------                 ---------
       Total stockholders' equity                                78,347                    56,128
                                                              ---------                 ---------
                                                               $113,054                   $88,290
                                                              =========                 =========

See accompanying notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Period from September 30, 1993, to September 30, 1996                                                                 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                   Common stock       Paid in                                                  Unrealized    Total
                                   ------------     capital in                           Pension   Cumulative    gain on     stock-
                                             Par     excess of    Retained   Treasury     adjust-  translation   invest-    holders'
                                  Shares    value    par value    earnings    stock       ments    adjustments    ments      equity
                                  ------    -----    ---------    --------    -----       -----    -----------    -----       ------
Balances at September 30, 1993     11,587   $  59     $ 11,873   $ 20,789    $(574)     $(631)      $ --         $--      $ 31,516
Issuance of restricted stock           21    --           --         --       --         --           --          --          --
Exercise of stock options             290       1          474       --       --         --           --          --           475
Tax benefit of stock options         --      --            350       --       --         --           --          --           350
Contribution/sale to ESOP              69    --            513       --        233       --           --          --           746
Net income                           --      --           --       10,049     --         --           --          --        10,049
Dividends declared                   --      --           --         (828)    --         --           --          --          (828)
Pension adjustment                   --      --           --         --       --          631         --          --           631
                                 --------   -----     --------   --------    -----      -----        -----       -----    --------

Balances at September 30, 1994     11,967      60       13,210     30,010     (341)      --           --          --        42,939
Issuance of restricted stock            4    --              4       --       --         --           --          --             4
Exercise of stock options             217       1          450       --       --         --           --          --           451
Tax benefit of stock options         --      --            115       --       --         --           --          --           115
Contribution/sale to ESOP              48    --            729       --        113       --           --          --           842
Net income                           --      --           --       12,695     --         --           --          --        12,695
Dividends declared                   --      --           --         (668)    --         --           --          --          (668)
Stock dividend                       --        62         --          (62)    --         --           --          --          --
Adoption of SFAS No. 115 at
October 1, 1994                      --      --           --         --       --         --           --           (77)        (77)
Unrealized gain on investments       --      --           --         --       --         --           --           233         233
Pension adjustment                   --      --           --         --       --         (406)        --          --          (406)
                                 --------   -----     --------   --------    -----      -----        -----       -----    --------

Balances at September 30, 1995     12,236     123       14,508     41,975     (228)      (406)        --           156      56,128
Issuance of common stock               85       1        3,571       --       --         --           --          --         3,572
Issuance/vesting of restricted          1    --            115       --       --         --           --          --           115
stock
Exercise of stock options             221       2          911       --       --         --           --          --           913
Tax benefit of stock options         --      --          1,124       --       --         --           --          --         1,124
Contribution to ESOP                   38    --            945       --        160       --           --          --         1,105
Net income                           --      --           --       16,179     --         --           --          --        16,179
Dividends declared                   --      --           --         (991)    --         --           --          --          (991)
Pension adjustment                   --      --           --         --       --          406         --          --           406
Unrealized loss on investments       --      --           --         --       --         --           --           (59)        (59)
Cumulative translation
adjustments                          --      --           --         --       --         --           (145)       --          (145)
                                 --------   -----     --------   --------    -----      -----        -----       -----    --------

Balances at September 30, 1996     12,581   $ 126     $ 21,174   $ 57,163    $ (68)     $--        $(145)        $  97    $ 78,347
                                 ========   =====     ========   ========    =====      =====        =====       =====    ========

See accompanying notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             (dollars in thousands)
Years ended September 30,                                                                    1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                               $ 16,179         $ 12,695         $ 10,049
Adjustments to reconcile net income to cash
     provided by operating activities:
   Depreciation and amortization                                                            7,784            6,153            4,880
   Equity loss in investment                                                                  821               97             --
   Deferred income taxes                                                                      294           (1,714)          (1,781)
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                                       (7,946)          (4,852)          (3,213)
     Decrease (increase) in unbilled work in progress                                       1,273           (4,709)           2,105
     Decrease (increase) in prepaid expenses and other assets                              (2,356)            (828)               6
     Increase in income tax receivable                                                       (610)            --               --
     Increase in other assets                                                                 (40)            (355)             (23)
     Increase in accounts payable and other accrued liabilities                             2,115              532            1,635
     Increase in accrued compensation and employee benefits                                 5,105            4,796            5,164
     Increase (decrease) in billings in excess of earned revenues                          (1,648)           1,287            1,021
     Decrease in income taxes payable                                                        (479)            (141)            (331)
     Decrease in other liabilities                                                           (807)            --               --
                                                                                         --------         --------         --------
       Net cash provided by operating activities                                           19,685           12,961           19,512
                                                                                         --------         --------         --------
Cash flows from investing activities
Purchases of property and equipment                                                       (13,146)         (10,692)          (5,272)
Purchase of Printronic and CRMA, net of cash acquired                                      (1,682)            --               --
Purchase of DynaMark                                                                       (1,129)          (2,150)          (1,813)
Purchases of investments                                                                  (10,781)          (9,240)         (15,781)
Proceeds from maturities of investments                                                     5,913            7,104            9,904
Investment write-off                                                                        1,535             --               --
                                                                                         --------         --------         --------
       Net cash used in investing activities                                              (19,290)         (14,978)         (12,962)
                                                                                         --------         --------         --------
Cash flows from financing activities
Principal payments of capital lease obligations                                              (391)            (422)            (532)
Issuance of stock                                                                             913              494              560
Dividends paid                                                                               (991)            (668)            (828)
Repurchase of company stock                                                                  --                (56)            --
                                                                                         --------         --------         --------
       Net cash used in financing activities                                                 (469)            (652)            (800)
                                                                                         --------         --------         --------
Increase (decrease) in cash and cash equivalents                                              (74)          (2,669)           5,750
Cash and cash equivalents, beginning of year                                                8,321           10,990            5,240
                                                                                         --------         --------         --------
Cash and cash equivalents, end of year                                                   $  8,247         $  8,321         $ 10,990
                                                                                         ========         ========         ========

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

Nature of business

     Fair, Isaac and Company, Incorporated, (the "Company") is incorporated under the laws of the State of Delaware. The Company offers a variety of technological tools to enable users to make better decisions through data. The Company is a world leader in developing predictive and risk assessment models for the financial services industry. These analytical tools include credit and insurance scoring algorithms. The Company also offers direct marketing and database management services through its wholly-owned subsidiary, DynaMark, Inc. (DynaMark).

Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

     Cash and cash equivalents consist of cash in banks and investments with an original maturity of 90 days or less at time of purchase.

Investments

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective October 1, 1994. The impact as a result of the adoption of this Statement was not material.

     Investments in U.S. government obligations and marketable equity securities are classified as available for sale and carried at market value in accordance with SFAS 115. Investments in 50% or less owned companies in which the Company has the ability to exercise significant influence are accounted for using the equity method and are classified as non-marketable securities. Other investments are carried at the lower of cost or net realizable method and are classified as non-marketable securities.

     Investments with remaining maturity over one year are classified as long-term investments.

Credit and market risk

     The Company invests a portion of its excess cash in U.S. government obligations and has established guidelines relative to diversification and maturities that maintain safety and liquidity. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses. Actual losses and allowances have been within management's expectations.

Depreciation and amortization

     Depreciation and amortization on property and equipment including leasehold improvements and capitalized leases are provided using the straight-line method over estimated useful lives ranging from three to eight years or the term of the respective leases.

Revenue recognition

     Revenues from contracts for the development of credit scoring systems and custom software are recognized using the percentage-of-completion method of accounting, measured by an output method based on results achieved to date compared with the results necessary to complete the contract, which approximates the ratio that incurred costs bear to estimated total completion costs. Revenues determined by the percentage-of-completion method in excess of contract billings are recorded as unbilled work in progress. Such amounts are generally billable upon reaching certain performance milestones that are defined by the individual contracts. Deposits billed and received in advance of performance under contracts are recorded as billings in excess of earned revenues.

     Revenues from usage-priced products and services are recognized on receipt of usage reports from the third-parties through which such products and services are delivered. Revenues under such arrangements are recorded as unbilled work in progress until collected. Revenue from shrink-wrapped products are recognized upon delivery. Revenues from products and services sold on time-based pricing, including maintenance of computer and software systems, are recognized ratably over the contract period.

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

     When developing software using existing technology, the costs incurred prior to the completion of a working model are expensed. Once the product design is met, this typically concludes the software development process and is usually the point at which technological feasibility is established. Subsequent expenses, including coding and testing, if any, are capitalized. For the three-year period ending September 30, 1996, technological feasibility coincided with the completion process; thus all design and development costs were expensed as research and development costs.

     Purchased software costs are amortized over three years. For the years ended September 30, 1996, 1995 and 1994, amortization of capitalized software was $209,000, $544,000 and $587,000, respectively. At September 30, 1996 and
1995, unamortized purchased computer software costs were $1,187,000 and $395,000, respectively.

Intangibles

     The intangible assets consisting of goodwill and non-compete agreements arose principally from business acquisitions and are amortized on a straight-line basis over the period of expected benefit that ranges from 2 to 15 years. The Company assesses the recoverability of goodwill by evaluating the undiscounted projected results of operations over the remaining amortization period.

Income taxes

     Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Foreign currency

     The Company has determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity.

Earnings per share

     Earnings per share are based on the weighted number of common shares outstanding and common stock equivalent shares. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. Fully diluted earnings per share were approximately equal to primary earnings per share in each of the years in the three-year period ended September 30, 1996.

Reclassifications

     Certain reclassifications were made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

Accounting pronouncements

     In 1995, the Financial Accounting Standards Board issued SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes of circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1997, and the impact, if any, is not expected to be material.

     In 1995, the Financial Accounting Standards Board issued SFAS Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 allows a company either to (1) retain the current method of accounting for stock compensation for purposes of preparing its financial statements or (2) to adopt a new fair value-based method that is established by provisions of the new
Statement. The Company plans to retain its current method of accounting for stock compensation when it adopts this Statement in fiscal 1997, and thus it is not expected to have an impact on the Company's financial position or results of operations.

Fair value of financial instruments

     Cash and cash equivalents, accounts receivable, short-term investments, accounts payable and other accrued liabilities, and accrued compensation and employee benefits are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair values of the Company's investment securities are disclosed in Note 5.

2.       Dividends

     On May 23, 1995, the Company's Board of Directors declared a 100% stock dividend equivalent to a two-for-one stock split, payable at the close of business on June 26, 1995. The par value of the additional shares was reclassified from retained earnings to common stock. All per share amounts, options, market prices and number of shares have been restated to retroactively reflect the 100% stock dividend.

     Concurrent with the 100% stock dividend, the Board of Directors authorized payment of a quarterly dividend of 2 cents or 8 cents per year. Previously, dividends had been paid at a rate of 3.5 cents semi-annually or 7 cents per year. Because the change to quarterly dividends was initiated in September 1995, the rate of dividends paid in fiscal 1995 does not reflect the new annual rate.

3.       Acquisitions

     In July 1996, the Company purchased certain assets and liabilities of Printronic Corporation of America, Inc. (Printronic), a privately held direct mail computer processing company, and effective at the close of September 30, 1996, the Company acquired 100% of the stock of Credit & Risk Management Associates, Inc. (CRMA), a privately held consulting services company.

     The consideration paid for Printronic and CRMA consisted of 84,735 Company shares valued at $3,572,000 plus $1,697,000 in cash. Both acquisitions have been accounted for as purchases. The results of operations of Printronic have been included in the Consolidated Financial Statements since the acquisition date; no results of operations for CRMA are included in the Consolidated Financial Statements. The purchase price for each acquisition was allocated based on estimated fair values at the dates of acquisition. The excess of the purchase prices over the fair value of net assets or liabilities was $5,547,000 and has been recorded as goodwill, which will be amortized on a straight-line basis over 7 or 15 years.

     The CRMA purchase agreement provides for additional cash payments not to exceed $5,499,000 based on specified financial performance of CRMA through September 1999. The Company also expects to pay $100,000 in cash for Printronic due to purchase price adjustments as defined in the purchase agreement.

     Pro forma unaudited consolidated operating results of the Company, Printronic and CRMA for the years ended September 30, 1996 and 1995, assuming the acquisitions had been made as of October 1, 1995 and 1994, are summarized below.

Pro forma summary (unaudited)                          Years ended September 30,
(dollars in thousands except per share data)              1996              1995
--------------------------------------------------------------------------------
Revenue                                               $155,327          $119,349
Net income                                             $16,251           $12,367
Earnings per share                                       $1.27              $.97

     These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of goodwill and other intangible assets. They do not purport to be indicative of the results of operations that actually would have resulted had the combinations been in effect on October 1, 1995 and 1994, or of future results of operations of the consolidated entities.


4.       Cash Flow Statement

Supplemental disclosure of cash flow information:

                                                                            Years ended September 30,
(dollars in thousands)                                        1996              1995             1994
-----------------------------------------------------------------------------------------------------
Income tax payments                                        $13,234           $10,640           $8,455
Interest paid                                                 $148              $196             $222

Non-cash investing and financing activities:
   Purchase of Printronic and CRMA with common stock        $3,572               $--              $--
   Tax benefit of stock options                             $1,124              $115             $350
   Contributions of treasury stock to ESOP                  $1,105              $856             $661
   Vesting of restricted stock                                $115               $--              $--



5.       Investments

     The following is a summary of available-for-sale securities and other investments at September 30, 1996 and 1995:


                                                     1996                                           1995
                                                     ----                                           ----
                                             Gross       Gross                              Gross      Gross
                              Amortized    unrealized  unrealized    Fair     Amortized   unrealized unrealized     Fair
(dollars in thousands)          cost         gains       losses     value        cost       gains      losses       value
------------------------------------------------------------------------------------------------------------------------------
Short-term investments:
 U.S. government
      obligations              $   7,475     $     14     $    (2)   $ 7,487    $  5,883     $     1    $  (10)    $  5,874
                               =========     ========     =======    =======    ========     =======    ======     ========

Long-term investments:
 U.S. government
      obligations              $  10,520     $     99     $   (23)   $10,596    $  9,493     $   199        --     $  9,692
 Non-marketable securities         1,900           --         --       1,900       1,092          --        --        1,092
 Marketable equity
      securities                      79           77          (5)       151          68          71        --          139
                               ---------     --------     -------    -------    --------     -------    ------     --------
                               $  12,499     $    176     $   (28)   $12,647    $ 10,653     $   270    $   --     $ 10,923
                               =========     ========     =======    =======    ========     =======    ======     ========

     The long-term U.S. government obligations mature in one to five years.

     For the years ended September 30, 1996 and 1995, the Company made purchases of non-marketable security investments of $2,343,000 and $1,092,000, respectively. In 1996 an investment of $1,535,000 in the non-marketable preferred stock of an early-stage enterprise was written off due to the deteriorating financial condition of the entity during the past year. The Company does not have any further financial commitments with respect to the investment.

     The Company also realized its equity share of losses from another non-marketable security investment of $821,000 and $97,000 for the years ended September 30, 1996 and 1995, respectively. The Company has a $466,000 receivable for operating expenses incurred by the Company on behalf of this investment, and an $821,000 payable due to this investment for funding operating losses at September 30, 1996. The Company does not have any further financial commitments with respect to this investment except for funding future operating losses, if any.

6.       Property and Equipment

     Property and equipment at September 30, 1996 and 1995 valued at cost, consist of the following:

(dollars in thousands)                                    1996             1995
-------------------------------------------------------------------------------
Data processing equipment                              $21,295          $13,295
Office furniture, vehicles and equipment                11,350            7,964
Leasehold improvements                                   8,062            5,372
Capitalized leases                                       2,969            3,123
Less accumulated depreciation and amortization         (20,457)         (12,939)
                                                     ---------         --------
Net property and equipment                             $23,219          $16,815
                                                     =========         ========

     Depreciation and amortization charged to operations were $7,050,000, $4,812,000 and $3,457,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

     Capitalized leases consist primarily of one lease bearing an interest rate of 7% that matures in the year 2001. The following is a schedule, by years, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at September 30, 1996:

Years ended September 30                (dollars in thousands)
--------------------------------------------------------------
1997                                                      $506
1998                                                       466
1999                                                       466
2000                                                       466
2001                                                       375
                                                     ---------
                                                         2,279
Less: Amount representing interest                        (349)
                                                     ---------
Present value of net minimum lease payments             $1,930
                                                     =========

7.       Intangibles

     Intangibles at September 30, 1996 and 1995, consist of the following:

(dollars in thousands)                                    1996            1995
------------------------------------------------------------------------------

Goodwill                                               $10,060          $4,815
Other                                                    2,270           2,181
Less accumulated amortization                           (2,773)         (2,039)
                                                       -------         -------
                                                        $9,557          $4,957
                                                       =======         =======

     Amortization charged to operations was $734,000, $711,000 and $806,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

8.       Income Taxes

     The provision for income taxes consists of the following:

                                                 Years ended September 30,
(dollars in thousands)             1996              1995             1994
--------------------------------------------------------------------------
Current:
Federal                          $8,631            $8,107           $6,456
State                             1,826             2,167            1,665
Foreign                             270               191              164
                              ---------         ---------        ---------
                                 10,727            10,465            8,285
                              ---------         ---------        ---------
Deferred:
Federal                             366            (1,441)          (1,415)
State                               (72)             (273)            (366)
                              ---------         ---------        ---------
                                    294            (1,714)          (1,781)
                              ---------         ---------        ---------
                                $11,021            $8,751           $6,504
                              =========         =========        =========

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

     The tax effect of significant temporary differences resulting in deferred tax assets at September 30, 1996 and 1995 are as follows:

(dollars in thousands)                                    1996           1995
-----------------------------------------------------------------------------
Deferred tax assets:
   Amortization of intangibles and other assets         $1,769         $1,037
   Officers' incentive                                   1,447          2,588
   State taxes                                             713            758
   Capital loss carryforward                               610             --
   Compensated absences                                    606            418
   Property and equipment                                  463            465
   Other                                                    --            222
                                                     ---------      ---------
                                                         5,608          5,488
                                                     ---------      ---------
Less valuation allowance                                  (610)            --
                                                     ---------      ---------
                                                        $4,998         $5,488
                                                     =========      =========

     The valuation allowance for deferred tax assets as of September 30, 1996 was $610,000. The valuation allowance was needed to reduce the deferred tax assets as it is not likely that the capital loss carryforward will be realized through future capital gains.

     A reconciliation between the federal statutory income tax rate and the Company's effective tax rate is shown below:

                                                    Years ended September 30,
(dollars in thousands)                             1996       1995       1994
-----------------------------------------------------------------------------
Income tax provision at federal
   statutory rate of 35% in 1996, 1995 and 1994  $9,520     $7,506     $5,794
State income taxes, net of federal benefit        1,140      1,231        844
Increase in valuation allowance                     610         --         --
Other                                              (249)        14       (134)
                                                -------     ------     ------
                                                $11,021     $8,751     $6,504
                                                =======     ======     ======

9.       Employee Benefit Plans

Pension plan

     The Company has a defined benefit pension plan that covers eligible full-time employees. The benefits are based on years of service and the employee's compensation during employment. The Company's policy is to fund the pension plan to the maximum extent for which a tax deduction is allowed. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The following table sets forth the plan's funding status at September 30, 1996 and 1995:

(dollars in thousands)                             1996                  1995
-----------------------------------------------------------------------------
Vested benefit obligation                        $6,349                $5,067
Nonvested benefit obligation                        486                   373
Effect of projected future earnings               2,778                 2,353
                                               --------                ------
Projected benefit obligation                      9,613                 7,793
Fair value of plan assets                        (7,883)               (5,155)
                                               --------                ------
Projected benefit obligation in
     excess of plan assets                        1,730                 2,638
Unrecognized prior service cost                      77                    85
Unrecognized net loss                            (3,226)               (2,759)
Unrecognized net obligation remaining
     to be amortized                               (177)                 (196)
Additional minimum liability                         --                   517
                                               --------                ------
(Prepaid) accrued pension cost                  $(1,596)                 $285
                                               ========                ======

     The plan assets consist primarily of U.S. government securities and marketable equity securities.

     The projected benefit obligation includes an accumulated benefit obligation of $6,835,000 and $5,440,000 at September 30, 1996 and 1995, respectively. The obligation exceeded the fair value of the pension plan assets for the year ended September 30, 1995. For the year ended September 30, 1996, the Company reduced to zero the additional minimum liability of $517,000 (the intangible asset of $111,000 and pension adjustment of $406,000 in stockholders' equity) that was recorded in the year ended September 30, 1995.

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8 percent and 5 percent, respectively, at September 30, 1996, and 7.5 and 5.5 percent at September 30, 1995. The expected long-term rate of return on assets was 8.5 and 7.5 percent at September 30, 1996 and 1995, respectively.

     The net pension cost for the fiscal years ended September 30, 1996 and 1995, included the following components:

(dollars in thousands)                              1996                1995
----------------------------------------------------------------------------
Service costs                                       $809                $483
Interest cost on projected benefit obligation        609                 500
Actual return on plan assets                        (362)               (510)
Net amortization and deferral                         66                 266
                                                  ------               -----
Net periodic pension plan cost                    $1,122                $739
                                                  ======               =====

Employee stock ownership plan

     The Company has an Employee Stock Ownership Plan (ESOP) that covers eligible full-time employees. Contributions to the ESOP are determined annually by the Company's board of directors. In addition, the ESOP may purchase stock from the Company or its stockholders. Provisions for contributions to the ESOP were $1,445,000, $1,046,000 and $856,000 for the years ended September 30, 1996,
1995 and 1994, respectively.

     At September 30, 1996, the ESOP held 1,047,484 shares of Company stock. The amount of dividends on ESOP shares were $94,000, $64,000 and $85,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

     Company stock held and paid for by the ESOP is allocated annually to participants based on employee compensation levels. Participants vest in the allocated shares at rates ranging from 0% to 30% after 1 to 7 years of employment until fully vested.

Defined contribution plans

     The Company offers 401(k) plans for eligible employees. Eligible employees may contribute up to 15% of compensation. The Company provides a matching contribution which is vested over five years. The Company contributions to 401(k) plans were $470,000, $363,000 and $291,000 for years ended September 30, 1996, 1995 and 1994, respectively. During fiscal 1995, the Company established a supplemental retirement and savings plan for certain officers and senior management employees. Company contributions to that plan were $104,000 and $91,000 for the years ended September 30, 1996 and 1995, respectively.

Officers' incentive plan

     The Company has an executive compensation plan for the benefit of officers. Benefits are payable based on the achievement of financial and performance objectives, which are set annually by the Board of Directors, and the market value of the Company's stock. Total expenses under the plan were $3,560,000, $4,030,000 and $3,381,000 for the years ended September 30, 1996, 1995 and 1994, respectively. The incentive earned each year is paid 50% currently, and the balance is payable over a four-year period, subject to certain adjustments, as defined in the plan, based on employment status and the market value of the Company's common stock. At September 30, 1996 and 1995, the long-term officers' incentive plan payable was $3,678,000 and $4,082,000, respectively.

Employee incentive plans

     The Company has incentive plans for eligible employees not covered under the executive compensation plan. Awards under these plans are paid annually and are based on the achievement of certain financial and performance objectives. Total expenses under these plans were $3,919,000, $4,764,000 and $3,738,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

10.      Stock

Common

     A total of 35,000,000 shares of common stock, $0.01 par value, are authorized, of which 12,581,468 shares (including 15,938 shares of treasury stock) were outstanding at September 30, 1996, and 12,289,862 shares (including 53,562 shares of treasury stock) were outstanding at September 30, 1995.

Preferred

     A total of 1,000,000 shares of preferred stock, $0.01 par value, are authorized; no preferred stock has been issued.

11.      Stock Option Plans

     Officers, key employees and non-employee directors have been granted options under the Company's stock option plans to purchase Company common stock at fair market value at the date of grant. Total options exercisable were 316,930 and 449,900 at September 30, 1996 and 1995, respectively.

     The following is a summary of changes in options outstanding during the three years in the period ended September 30, 1996:

                                          Number                     Exercise
                                            of                         price
                                          shares                     per share
------------------------------------------------------------------------------
Options outstanding
     September 30, 1993                 1,083,000                 $1.11-$8.50
     Granted                              142,000               $13.25-$15.38
     Forfeitures                          (68,000)                $8.25-$8.50
     Exercised                           (289,600)                $1.11-$3.50
                                       ----------
Options outstanding
     September 30, 1994                   867,400                $1.11-$15.38
     Granted                              161,850               $19.31-$28.38
     Exercised                           (217,500)                $1.11-$8.50
                                       ----------
Options outstanding
     September 30, 1995                   811,750                $1.89-$28.38
     Granted                              285,500               $27.38-$41.88
     Exercised                           (222,140)                $1.89-$8.50
                                        ---------
Options outstanding
     September 30, 1996                   875,110                $2.63-$41.88
                                       ==========

12.      Commitments and Contingencies

     The Company conducts certain of its operations in facilities occupied under non-cancelable operating leases with lease terms in excess of one year. The leases provide for annual increases based upon the Consumer Price Index or fixed increments.

     Minimum future rental commitments under operating leases are as follows:

Year ending September 30,               (dollars in thousands)
--------------------------------------------------------------
1997                                                    $4,742
1998                                                     3,809
1999                                                     3,550
2000                                                     3,480
2001                                                     3,102
Thereafter                                               2,879
                                                       -------
                                                       $21,562
                                                       =======

     Rent expense under operating leases, including month-to-month leases, was $4,608,000, $2,939,000 and $2,155,000 for the years ended September 30, 1996,
1995 and 1994, respectively.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

13.      Segment Information

     The Company operates principally in the financial services industry. Its DynaMark subsidiary provides services to the direct marketing industry. Operations in other industries are less than 10% of consolidated revenues. The Company's international operations consist primarily of sales and service offices. Substantially all foreign sales are exports. The Company's revenues from customers outside the United States were $21,846,000, $14,851,000 and $12,531,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

14.      Significant Customer

     For the years ended September 30, 1996, 1995 and 1994, the Company had a major customer who contributed net revenues of $15,444,000, $10,507,000 and $8,546,000, respectively. At September 30, 1996 and 1995, unbilled work in progress included balances due from this customer of $1,097,000 and $895,000, respectively.

15.      Other Income (Expense)

     Other income (expense) for the years ended September 30, 1996, 1995 and 1994, consist of the following:

(dollars in thousands)                1996            1995          1994
------------------------------------------------------------------------
Interest income                     $1,661          $1,547          $872
Investment write-off                (1,535)             --            --
Equity loss in investment             (821)            (97)           --
Interest expense                      (148)           (196)         (100)
Foreign currency gain (loss)           (97)            261            --
Other                                  114              67           (14)
                                   -------         -------        ------
                                    $ (826)         $1,582          $758
                                   =======         =======        ======

16.      Subsequent Event

     On November 4, 1996, the Company sold the assets and certain liabilities of the personalization business within DynaMark for $510,000. For the years ended September 30, 1996, 1995 and 1994, the personalization business accounted for approximately $2,938,000, $3,983,000 and $4,037,000 in revenues, respectively.

17.      Supplementary Financial Data (Unaudited)

     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 1996. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

(in thousands except        Dec. 31,       Mar. 31,       June 30,     Sept. 30,
   per share data)            1994           1995          1995           1995
--------------------------------------------------------------------------------
Revenues                     $25,632        $26,383        $28,675       $33,192
Cost of revenues               9,337         10,436         10,812        12,447
                            --------      ---------      ---------     ---------
Gross profit                 $16,295        $15,947        $17,863       $20,745
                            ========      =========      =========     =========
Net income                    $2,822         $2,928         $3,130        $3,816
                            ========      =========      =========     =========
Earnings per share              $.22           $.23           $.25          $.30
                            ========      =========      =========     =========
Shares used in computing
earnings per share            12,676         12,706         12,754        12,779
                            ========      =========      =========     =========



(in thousands except        Dec. 31,       Mar. 31,       June 30,     Sept. 30,
   per share data)            1995           1996          1996           1996
--------------------------------------------------------------------------------
Revenues                     $32,628        $35,275        $37,119       $43,727
Cost of revenues              13,173         13,530         14,281        15,412
                            --------      ---------      ---------     ---------
Gross profit                 $19,455        $21,745        $22,838       $28,315
                            ========      =========      =========     =========
Net income                    $3,524         $4,373         $4,298        $3,984
                            ========      =========      =========     =========
Earnings per share              $.28           $.34           $.34          $.31
                            ========      =========      =========     =========
Shares used in computing
earnings per share            12,761         12,803         12,745        12,718
                            ========      =========      =========     =========

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information regarding Directors of the registrant is incorporated by reference from the information under the caption "Election of Directors - Nominees" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 1997.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 1997.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Compensation of Directors and Executive Officers," "Compensation Committee Interlocks and Insider Participation," and "Director Consulting Arrangement" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Director Consulting Arrangement" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                  Reference Page
                                                                                                     Form 10-K
(a)  1.    Consolidated financial statements:

           Report of Independent Auditors...............................................                19

           Consolidated statements of income for each of the years
                in the three-year period ended September 30, 1996.......................                20

           Consolidated balance sheets at September 30, 1996 and
                September 30, 1995......................................................                21

           Consolidated statements of stockholders' equity for each of the
                years in the three-year period ended September 30, 1996.................                22

           Consolidated statements of cash flows for each of the
                years in the three-year period ended September 30, 1996.................                23

           Notes to consolidated financial statements...................................                24

     2.    Financial statement schedule:

           Independent auditors' report on financial statement schedule.................                40

           II       Valuation and qualifying accounts at September 30, 1996 and 1995....                41


     3.    Exhibits:

         2.1 Asset Purchase Agreement, dated December 31, 1992, by and between the Registrant and DynaMark, Inc., filed as Exhibit
                  2.1 to the Company's report on Form 8-K dated December 31, 1992, and incorporated herein by reference.

         2.2 Employment and Non-Competition Agreement, dated December 31, 1992, by and between the Registrant and Kenneth M. Rapp, filed as Exhibit 2.2 to the Company's report on Form 8-K dated December 31, 1992, and incorporated herein by reference.*

         3.1      Restated Certificate of Incorporation of the Company.

         3.2      Restated By-laws of the Company.

         4.1 Registration Rights Agreement dated July 19, 1996, among the Company, Leo Yochim, and Susan Keenan.

         4.2 Registration Rights Agreement dated September 30, 1996, among the Company, Donald J. Sanders, Paul A. Makowski, and Lawrence
                  E. Dukes.

         10.1 Company's Stock Option Plan (1984) and form of Stock Option Agreement, filed as Exhibit 10.1 to the Registration Statement and incorporated herein by reference.*

         10.2 Company's 1987 Stock Option Plan, filed as Exhibit 10.2 to the Registration Statement and incorporated herein by reference.*

         10.3 Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc. filed as Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

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

         10.7 Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First through Fifth Addenda thereto filed as Exhibit 10.7 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.8 First Amendment to the Company's 1987 Stock Option Plan, filed as Exhibit 10.11 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference.*

         10.9 First Amendment to the Company's Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference.*

         10.10 Amendment Number 1 to Stock Option Plan (1984) of the Company, filed as Exhibit 10.13 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference.*

         10.11 Addendum Number Seven to lease between S.R.P. Limited Partnership and the Company filed as Exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended September 30, 1990, and incorporated herein by reference.

         10.12 Addenda Numbers Eight and Nine to lease between SRP Limited Partnership and the Company filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

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

         10.15 Consulting contract between the Company and William R. Fair dated April 10, 1991 filed as Exhibit 10.22 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.*

         10.16 Fair, Isaac and Company, Incorporated 1992 Long-term Incentive Plan as amended and restated effective November 21, 1995.*

         10.17 Consulting Contracts between the Company and Robert M. Oliver effective January 1, 1995 and July 1, 1995 filed as Exhibit
                  10.17 to the Company's report on form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.*

         10.18 Lease dated May 1, 1995, between Control Data Corporation and DynaMark, Inc. filed as Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.19 Lease dated April 10, 1994, between Leed Properties and DynaMark, Inc., filed as Exhibit 10.19 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference.

         10.20 Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994, filed as Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference.*

         10.21 Lease dated July 10, 1993, between the Joseph and Eda Pell Revocable Trust and the Company filed as Exhibit 10.21 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.22 Lease dated October 11, 1993, between the Joseph and Eda Pell Revocable Trust and the Company and the First through Fourth Addenda thereto filed as Exhibit 10.22 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.23 Fourth Contract Extension, dated April 7, 1995, to the Consulting Contract between the Company and William R. Fair, filed as Exhibit 10.23 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.*

         10.24 Exchange Agreement and Plan of Reorganization dated July 19, 1996, among DynaMark, Inc., Printronic Corporation of America, Inc., Leo R. Yochim, and Susan Keenan.

         10.25    Agreement  and  Plan  of  Merger  and   Reorganization   dated
                  September 30, 1996, among the Company, FIC Acquisition Corporation, Credit & Risk Management Associates, Inc., Donald
                  J. Sanders, Paul A. Makowski, and Lawrence E. Dukes.

         10.26 Contract between the Company and Dr. Robert M. Oliver dated April 2, 1996.*

         10.27 Letter of Intent dated July 15, 1996, between the Company and Village Properties, and the First Amendment thereto dated July 18, 1996.

         10.28 Office Building Lease dated November 14, 1996, between the Company and Regency Center.

         10.29 Sixth and Seventh Addenda to the Lease dated July 1, 1993, between the Company and the Joseph and Eda Pell Revocable Trust.

         10.30 First and Second Addenda to the Lease dated July 10, 1993, between the Company and the Joseph and Eda Pell Revocable Trust.

         10.31 Fifth Addendum to the Lease dated October 11, 1993, between the Company and the Joseph and Eda Pell Revocable Trust.

         11.1     Computation of net income per common share.

         13.1 Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996.

         21.1     Subsidiaries of the Company.

         23.1     Consent  of KPMG  Peat  Marwick  LLP (see page 42 of this Form
                  10-K).

         24.1     Power of Attorney (see page 39 of this Form 10-K).

         27       Financial Data Schedule.

         *    Management contract or compensatory plan or arrangement.

(b)        Reports on Form 8-K:

           No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  December 26, 1996
                                      By          PETER L. MCCORKELL
                                        ----------------------------------------
                                                  Peter L. McCorkell
                                      Senior Vice President, Secretary and
                                      General Counsel

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

        LARRY E. ROSENBERGER                President, Chief Executive Officer                 December 26, 1996
----------------------------------------    (Principal Executive Officer) and Director
        Larry E. Rosenberger

            PATRICIA COLE                   Senior Vice President, Chief                       December 26, 1996
----------------------------------------    Financial Officer and Controller
            Patricia Cole

          A. GEORGE BATTLE                  Director                                           December 26, 1996
----------------------------------------
          A. George Battle

          BRYANT J. BROOKS                  Director                                           December 26, 1996
----------------------------------------
          Bryant J. Brooks

          H. ROBERT HELLER                  Director                                           December 26, 1996
----------------------------------------
          H. Robert Heller

           GUY R. HENSHAW                   Director                                           December 26, 1996
----------------------------------------
           Guy R. Henshaw

         DAVID S. P. HOPKINS                Director                                           December 26, 1996
----------------------------------------
         David S. P. Hopkins

          ROBERT M. OLIVER                  Director                                           December 26, 1996
----------------------------------------
          Robert M. Oliver

         ROBERT D. SANDERSON                Director                                           December 26, 1996
----------------------------------------
         Robert D. Sanderson

          JOHN D. WOLDRICH                  Director                                           December 26, 1996
----------------------------------------
          John D. Woldrich


                          Independent Auditors' Report


The Board of Directors
Fair, Isaac and Company, Incorporated:

Under date of October 23, 1996, except as to note 16, which is as of November 4, 1996, we reported on the consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, which are included in the 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the 1996 annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

San Francisco, California
October 23, 1996, except as to note 16,
  which is as of November 4, 1996

                                                                     SCHEDULE II

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
                                   RULE 12-09
                           SEPTEMBER 30, 1996 AND 1995

                                                                     Additions
                                              Balance at    -----------------------------                     Balance at
                                              Beginning        Charged                                          End of
       Description                            of Period      to Expense     Other (1)       Write Offs          Period
       -----------                            ---------      ----------     ---------       ----------          ------
September 30, 1996:

  Allowance for Doubtful Accounts             $276,450       $574,000       $11,000        $(416,450)         $445,000


September 30, 1995:

  Allowance for Doubtful Accounts             $429,000          $--            $--         ($152,550)         $276,450


(1) Amount represents the allowance recorded due to the acquisition of Credit & Risk Management Associates, Inc.

                         Consent of Independent Auditors


The Board of Directors
Fair, Isaac and Company, Incorporated:

We consent to incorporation by reference in the registration statement (No. 33-20349) on Form S-8, the registration statement (No. 33-26659) on Form S-8, the registration statement (No. 33-63428) on Form S-8, the registration statement (No. 33-33057) on Form S-8, and the registration statement (No. 333-02121) on Form S-8 of Fair, Isaac and Company, Incorporated and subsidiaries of our report dated October 23, 1996, except as to note 16, which is as of November 4, 1996, relating to the consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, which report appears in the September 30, 1996 annual report on Form 10-K of Fair, Isaac and Company, Incorporated, and subsidiaries.

KPMG PEAT MARWICK LLP

San Francisco, California
December 26, 1996

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED

        REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996




Exhibit No.   Exhibit
-----------   -------

3.1           Restated Certificate of Incorporation of the Company.

3.2           Restated By-laws of the Company.

4.1 Registration Rights Agreement dated July 19, 1996, among the Company, Leo Yochim, and Susan Keenan.

4.2 Registration Rights Agreement dated September 30, 1996, among the Company, Donald J. Sanders, Paul A. Makowski, and Lawrence E. Dukes.

10.16 Fair, Isaac and Company, Incorporated 1992 Long-term Incentive Plan as amended and restated effective
              November 21, 1995.

10.24         Exchange Agreement and Plan of Reorganization dated
              July 19, 1996, among DynaMark, Inc., Printronic
              Corporation of America, Inc., Leo R. Yochim, and
              Susan Keenan.

10.25 Agreement and Plan of Merger and Reorganization dated September 30, 1996, among the Company, FIC Acquisition Corporation, Credit & Risk Management Associates, Inc., Donald J. Sanders, Paul A. Makowski, and Lawrence E. Dukes.

10.26 Contract between the Company and Dr. Robert M. Oliver dated April 2, 1996.

10.27 Letter of Intent dated July 15, 1996, between the Company and Village Properties, and the First Amendment thereto dated July 18, 1996.

10.28 Office Building Lease dated November 14, 1996, between the Company and Regency Center.

10.29 Sixth and Seventh Addenda to the Lease dated July 1, 1993, between the Company and the Joseph and Eda Pell
              Revocable Trust.

10.30 First and Second Addenda to the Lease dated July 10, 1993, between the Company and the Joseph and Eda Pell
              Revocable Trust.

10.31 Fifth Addendum to the Lease dated October 11, 1993, between the Company and the Joseph and Eda Pell
              Revocable Trust.

11.1          Computation of net income per common share.

13.1          Annual Report to Stockholders for the Fiscal Year
              Ended September 30, 1996.

21.1          Subsidiaries of the Company.

27            Financial Data Schedule.