Form 10-Q
period 1996-12-31
FAIR ISAAC & COMPANY INC
filed 1997-02-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                ---------------

                                    FORM 10-Q

   (Mark One)

     [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

     [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------
                             Commission File Number
                                     0-16439



                      FAIR, ISAAC AND COMPANY, INCORPORATED
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           94-1499887
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


              120 North Redwood Drive, San Rafael, California 94903
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (415) 472-2211

                                ---------------


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

     The number of shares of Common Stock, $0.01 par value per share, outstanding on February 10, 1997, was 12,675,775.

                                TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements.........................................    3

ITEM 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................    7


PART II.  OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders..........   11

ITEM 6.      Exhibits and Reports on Form 8-K.............................   11


SIGNATURES   .............................................................   12

EXHIBIT INDEX.............................................................   13

                                                   PART I - FINANCIAL INFORMATION
                                                   ITEM 1. Financial Statements.
                                               FAIR, ISAAC AND COMPANY, INCORPORATED
                                                    CONSOLIDATED BALANCE SHEETS
                                              December 31, 1996 and September 30, 1996

                                                       (dollars in thousands)

                                                                                                  December 31           September 30
                                                                                                   ---------              ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $  11,930              $   8,247
   Short-term investments                                                                              6,019                  7,487
   Accounts receivable, net                                                                           26,159                 27,675
   Unbilled work in progress                                                                          11,464                 10,276
   Prepaid expenses and other current assets                                                           3,909                  3,957
   Deferred income taxes                                                                               2,851                  2,759
   Income taxes receivable                                                                              --                      610
                                                                                                   ---------              ---------
       Total current assets                                                                           62,332                 61,011

Long-term investments                                                                                 10,668                 12,647
Property and equipment, net                                                                           24,494                 23,219
Intangibles, net                                                                                       9,298                  9,557
Deferred income taxes                                                                                  2,239                  2,239
Other assets                                                                                           5,091                  4,381
                                                                                                   ---------              ---------
                                                                                                   $ 114,122              $ 113,054
                                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities                                                  $   7,689              $   7,466
   Accrued compensation and employee benefits                                                          8,435                 16,648
   Billings in excess of earned revenues                                                               5,357                  3,666
   Income taxes payable                                                                                1,520                   --
   Capitalized leases                                                                                    343                    378
                                                                                                   ---------              ---------
       Total current liabilities                                                                      23,344                 28,158
Other liabilities                                                                                      5,088                  4,997
Capital leases                                                                                         1,462                  1,552
Commitments and contingencies                                                                           --                     --
                                                                                                   ---------              ---------
   Total liabilities                                                                                  29,894                 34,707
                                                                                                   ---------              ---------

Stockholders' equity:
   Preferred stock                                                                                      --                     --
   Common stock                                                                                          126                    126
   Paid in capital in excess of par value                                                             22,702                 21,174
   Retained earnings                                                                                  61,396                 57,163
   Less treasury stock (2,546 shares at cost at 12/31/96;
     15,938 at 9/30/96)                                                                                  (10)                   (68)
   Cumulative translation adjustments                                                                    (95)                  (145)
   Unrealized gain on investments                                                                        109                     97
                                                                                                   ---------              ---------
   Total stockholders' equity                                                                         84,228                 78,347
                                                                                                   ---------              ---------
                                                                                                   $ 114,122              $ 113,054
                                                                                                   =========              =========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

              For the three months ended December 31, 1996 and 1995
                  (dollars in thousands, except per share data)



                                                           Three Months Ended
                                                               December 31
                                                     ---------------------------

                                                       1996             1995
                                                       ----             ----



Revenues                                                $41,532          $32,628

Costs and expenses:
     Cost of revenues                                    16,042           13,173
     Sales and marketing                                  5,705            5,396
     Research and development                             3,126              760
     General and administrative                           8,966            7,355
     Amortization of intangibles                            336              288
                                                     ----------        ---------
         Total costs and expenses                        34,175           26,972
                                                     ----------        ---------

Income from operations                                    7,357            5,656
Other income, net                                            85              317
                                                     ----------        ---------
Income before income taxes                                7,442            5,973
Provision for income taxes                                2,958            2,449
                                                     ----------        ---------
Net income                                           $    4,484        $   3,524
                                                     ----------        ---------

Earnings per share                                   $      .35        $     .28
                                                     ==========        =========

Shares used in computing earnings per share          12,971,000       12,761,000
                                                     ==========       ==========


See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the three months ended December 31, 1996 and 1995
                             (dollars in thousands)

                                                                               Three Months Ended
                                                                                  December 31
                                                                         --------------------------


                                                                            1996               1995
                                                                            ----               ----
Cash flows from operating activities:
     Net income                                                          $ 4,484            $ 3,524
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                     2,617              1,995
         Equity loss in investment                                           461                 --
         Deferred income taxes                                               (92)                48
         Changes in operating assets and liabilities:
           Decrease in accounts receivable                                 1,568                710
           Decrease (increase) in unbilled work in progress               (1,188)             3,407
           Decrease (increase) in prepaid expenses and other assets           47               (295)
           Decrease in income taxes receivable                               610                 --
           Decrease (increase) in other assets                              (711)               339
           Increase (decrease) in accounts payable and other
             accrued liabilities                                            (238)               867
           Decrease in accrued compensation and employee benefits         (6,724)            (5,952)
           Increase in billings in excess of earned revenues               1,690                186
           Increase in income taxes payable                                1,520                462
           Increase in other liabilities                                      91                355
                                                                         -------            -------
             Net cash provided by operating activities                     4,137              5,646
                                                                         -------            -------

Cash flows from investing activities:
     Purchases of property and equipment                                  (3,556)            (2,933)
     Purchase of DynaMark, Printronic and CRMA                               (78)                --
     Purchases of investments                                                 --               (806)
     Proceeds from maturities of investments                               3,459              1,821
                                                                         --------           --------
         Net cash used by investing activities                              (175)            (1,918)
                                                                         --------           --------

Cash flows from financing activities:
     Principal payments of capital lease obligations                        (125)              (131)
     Issuance of common stock                                                 98                255
     Dividends paid                                                         (252)              (244)
                                                                         --------           --------
         Net cash used by financing activities                              (279)              (120)
                                                                         --------           --------

Increase in cash and cash equivalents                                      3,683              3,608
Cash and cash equivalents, beginning of period                             8,247              8,321
                                                                         -------            -------
Cash and cash equivalents, end of period                                 $11,930            $11,929
                                                                         =======            =======

   See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Income taxes paid

   Cash payments for income taxes during the three-month periods ended December 31, 1996 and 1995, were $829,000 and $1,964,000, respectively.

Note 2        Non-cash transactions

   The Company contributed newly-issued and treasury stock having a market value of $1,468,000 and $979,000 to the Company's Employee Stock Ownership Plan during the first fiscal quarters of 1997 and 1996, respectively.

Note 3        Reclassifications

   Certain reclassifications were made to the September 30, 1996, balance sheet to conform to the December 31, 1996, presentation.

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

     The Company is organized into business units which correspond to its principal markets: consumer credit, insurance and direct marketing (DynaMark). Sales to the consumer credit industry have traditionally accounted for the bulk of the Company's revenues. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring algorithms (also known as "analytic products" or "scorecards"), credit application processing systems (ASAP(TM) and CreditDesk(R)) and custom credit account management systems including those marketed under the name TRIAD(TM). Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have also been sold under time-or volume-based price arrangements. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contract minimums. DynaMark employs a combination of fixed-fee and usage-based pricing.

Results of Operations
Revenues

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by fixed-price and usage-priced revenues from the Credit business unit and the percentage of revenues contributed by the DynaMark and Insurance business units; and (b) the percentage change in revenues within each category from the corresponding period in the prior fiscal year. Fixed-price revenues include all revenues from application processing software, custom scorecard development and consulting projects for credit. Virtually all usage revenues are generated through third-party alliances such as those with credit bureaus and third-party credit card processors.

                                                               Period-to-Period
                             Percentage of                    Percentage Changes
                                Revenue                          Quarter Ended
                             Quarter Ended                         12/31/96
                               December 31,                       Compared to
                            1996         1995                      12/31/95
--------------------------------------------------------------------------------
Credit:
     Fixed-price              31%          27%                         43%
     Usage-priced             52           55                          21
DynaMark                      14           15                          24
Insurance                      3            3                          23
                           -----        -----
Total revenues               100%         100%                         27
                           =====        =====

     Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1996, such intercompany revenue has represented more than fifteen percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. The increase in DynaMark's revenues shown in the foregoing table, which excludes such intercompany revenues, was due primarily to increased revenues from customers in the financial services industry.

     Revenues from sales of credit application scoring systems and credit application processing software, including products for small-business lenders, were up significantly in the quarter ended December 31, 1996, compared with the quarter ended December 31, 1995, accounting for most of the growth in fixed-price credit revenues. The increase in usage revenues in the quarter ended December 31, 1996, compared with the same period the prior year, was due primarily to continuing growth in usage of the Company's scoring services distributed through the three major credit bureaus in the United States, including the ScoreNet(R) service, and growth in the number of credit accounts managed under the services delivered through third-party processors. Insurance revenues increased by 23 percent due primarily to growth in the acceptance of the insurance scoring services distributed through consumer reporting agencies.

     Revenues from credit bureau-related services have increased rapidly in each of the last three fiscal years and accounted for approximately 39 percent of revenues in fiscal 1996. Revenues from services provided through bankcard processors also increased in each of these years, due primarily to increases in the number of accounts at each of the major processors.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth and improvement in operating margins over the last three years. While the Company has been very successful in extending or renewing such agreements in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., Experian Information Solutions, Inc. (formerly TRW Information Systems & Services), and Trans Union Corporation each accounted for approximately nine to eleven percent of the Company's total revenues in fiscal 1995 and 1996.

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

     Revenues derived from outside of the United States represented approximately 15 percent of total revenues in the quarter ended December 31, 1996, compared with 14 percent of total revenues in the same period a year earlier.

     Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1996, and in the quarter ended December 31, 1996. The Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

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

Expenses

     The following table sets forth for the periods indicated (a) the percentage of revenues represented by certain line items in the Company's consolidated statements of income and (b) the percentage change in such items from the same quarter in the prior fiscal year.

                                                               Period-to-Period
                                       Percentage of Revenue  Percentage Changes
                                       ---------------------  ------------------
                                                                 Quarter Ended
                                           Quarter Ended           12/31/96
                                           December 31,            Compared
                                       ---------------------    to Quarter Ended
                                            1996    1995           12/31/95
                                           ----     ----      ------------------
Revenues.............................      100%      100%             27%
Costs and expenses:
   Cost of revenues..................       39        40              22
   Sales and marketing...............       14        17               6
   Research and development..........        7         2             311
   General and administrative........       21        23              22
   Amortization of intangibles.......        1         1              17
                                          ----      ----
   Total costs and expenses..........       82        83              27
                                          ----      ----
Income from operations...............       18        17              30
Other income, net.................(less than)1         1             (73)
                                          ----      ----
Income before income taxes...........       18        18              25
Provision for income taxes...........        7         7              21
                                          ----      ----
Net income...........................       11%       11%             27
                                          ====      ====

Costs of revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of net revenues, decreased slightly in the quarter ended December 31, 1996, as compared with the same quarter a year earlier, primarily because of an increase in the number of staff dedicated to research and development activities.

Sales and marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. These expenses, as a percentage of revenues, decreased primarily due to reductions in media advertising.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in developing products, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses increased significantly over the same period of fiscal 1996. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has recently increased emphasis on developing new technologies, especially in the area of software development.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues these expenses decreased slightly compared with the same quarter of fiscal 1996 primarily due to the Company's shift in emphasis from exploration of new market opportunities toward technical research and development.

Amortization of intangibles

     The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from two to fifteen years. The level of amortization expense in future years will depend, in part, on the amount of additional payments to the former shareholders of Credit & Risk Management Associates, Inc., a privately held company acquired in 1996.

Other income, net

     Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, increased over the period a year earlier due to higher balances and slightly higher interest rates. However, this increase in interest income was more than offset by the increase in the Company's share of operating losses in certain early stage development companies that are accounted for using the equity method.

Provision for income taxes

     The Company's effective tax rate in the quarter decreased from approximately 41 percent in the quarter ended December 31, 1995, to 39.7 percent in the quarter ended December 31, 1996, primarily due to a changing mix of applicable state and foreign taxes.

Financial Condition

     Working capital increased from $33,319,000 at September 30, 1996 to $38,988,000 at December 31, 1996; and cash and marketable investments increased from $26,788,000 at September 30, 1996, to $27,023,000 at December 31, 1996. The
Company has no long-term debt other than lease and employee incentive obligations. The Company believes that cash and marketable securities on hand are adequate to meet its capital and liquidity needs for the foreseeable future.

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three-month periods ended December 31, 1996 and 1995 to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1996 Form 10-K.

     Quarterly results may be affected by fluctuations in revenues associated with credit card solicitations, by the timing of orders for and deliveries of certain ASAP and TRIAD systems, and by the seasonality of ScoreNet purchases. With the exception of the cost of ScoreNet data purchased by the Company, most of its operating expenses are not affected by short-term fluctuations in revenues; thus short-term fluctuations in revenues may have a significant impact on operating results. However, in recent years, these fluctuations were generally offset by the strong growth in revenues from services delivered through credit bureaus and third-party bankcard processors.

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

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     At the Annual  Meeting of  Stockholders  of the Company held on February 4,
1997, the Company's stockholders voted in favor of: (i) the election of nine directors to the Company's Board of Directors and (ii) the ratification of KPMG
Peat Marwick LLP as the Company's independent auditors. The number of votes for, withheld and against, as well as the number of abstentions and broker non-votes as to each matter approved at the Annual Meeting of Stockholders were as follows:

                                                                                    Broker
Matter                           For        Withheld      Against      Abstain     Non-votes
------                           ---        --------      -------      -------     ---------
Election of Directors
A. George Battle              11,449,757       64,630         N/A         N/A         0
Bryant J. Brooks, Jr.         11,451,867       62,520         N/A         N/A         0
H. Robert Heller              11,237,009      277,378         N/A         N/A         0
Guy R. Henshaw                11,451,601       62,786         N/A         N/A         0
David S.P. Hopkins            11,451,837       62,550         N/A         N/A         0
Robert M. Oliver              11,375,667      138,720         N/A         N/A         0
Larry E. Rosenberger          11,454,567       59,820         N/A         N/A         0
Robert D. Sanderson           11,093,732      420,655         N/A         N/A         0
John D. Woldrich              11,240,059      274,328         N/A         N/A         0
Ratification of Auditors      11,474,094          N/A      22,202      18,091         0

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


                                          FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  February 13, 1997

                             By           /s/  PETER L. MCCORKELL
                               -------------------------------------------------
                                               Peter L. McCorkell
                                      Senior Vice President and Secretary


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


DATE:  February 13, 1997

                             By           /s/  PATRICIA COLE
                               -------------------------------------------------
                                               Patricia Cole
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996

                                                                   Sequentially
Exhibit No.           Exhibit                                      Numbered Page
-----------           -------                                      -------------
11.1                  Computation of earnings per share.              14
24.1                  Power of Attorney                               12
27                    Financial Data Schedule                         15