Form 10-Q
period 1997-03-31
FAIR ISAAC & COMPANY INC
filed 1997-05-15
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

   (Mark One)

        [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1997

        [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from______________ to____________

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___.

     The number of shares of Common Stock, $0.01 par value per share, outstanding on May 9, 1997, was 12,714,628.

                                TABLE OF CONTENTS

                                                                           Page
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements ..............................               3

ITEM 2.      Management's Discussion and Analysis of
               Financial Condition and Results
               of Operation ....................................               7


PART II.     OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K ..................              11


SIGNATURES .....................................................              12

EXHIBIT INDEX ..................................................              13


                               PART I - FINANCIAL INFORMATION
                                ITEM 1. Financial Statements.
                            FAIR, ISAAC AND COMPANY, INCORPORATED
                                 CONSOLIDATED BALANCE SHEETS
                            March 31, 1997 and September 30, 1996
                                   (dollars in thousands)


                                                       March 31               September 30
                                                    -----------               ------------
ASSETS
Current assets:
   Cash and cash equivalents                        $     5,831                  $   8,247
   Short-term investments                                 5,506                      7,487
   Accounts receivable, net                              31,208                     27,675
   Unbilled work in progress                             12,697                     10,276
   Prepaid expenses and other current assets              3,693                      3,957
   Deferred income taxes                                  2,861                      2,759
   Income taxes receivable                                2,197                        610
                                                    -----------                  ---------
       Total current assets                              63,993                     61,011

Long-term investments                                    13,791                     12,647
Property and equipment, net                              26,271                     23,219
Intangibles, net                                          8,935                      9,557
Deferred income taxes                                     2,239                      2,239
Other assets                                              5,323                      4,381
                                                    -----------                  ---------
                                                    $   120,552                   $113,054
                                                    ===========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities   $     7,403                  $   7,466
   Accrued compensation and employee benefits            11,095                     16,648
   Billings in excess of earned revenues                  5,711                      3,666
   Capitalized leases                                       352                        378
                                                    -----------                  ---------
       Total current liabilities                         24,561                     28,158

Other liabilities                                         5,457                      4,997
Capital leases                                            1,371                      1,552
Commitments and contingencies                                --                         --
                                                    -----------                  ---------
   Total liabilities                                     31,389                     34,707
                                                    -----------                  ---------

Stockholders' equity:
   Preferred stock                                           --                         --
   Common stock                                             127                        126
   Paid in capital in excess of par value                23,034                     21,174
   Retained earnings                                     66,235                     57,163
   Less treasury stock (1,872 shares at 3/31/97;
     15,938 at 9/30/96)                                     (12)                       (68)
   Cumulative translation adjustments                      (227)                      (145)
   Unrealized gain on investments                             6                         97
                                                    -----------                  ---------
   Total stockholders' equity                            89,163                     78,347
                                                    -----------                  ---------
                                                       $120,552                   $113,054
                                                    ===========                  =========

             See accompanying notes to the consolidated financial statements.

                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                  CONSOLIDATED STATEMENTS OF INCOME

                              For the six-month and three-month periods ended March 31, 1997 and 1996 (dollars in thousands, except per share data)



                                                     Six-Months Ended                              Three-Months Ended
                                                         March 31                                       March 31
                                                 -------------------------                   -----------------------------
                                                   1997               1996                     1997                   1996
                                                   ----               ----                     ----                   ----

    Revenues                                     $87,996             $67,904                 $46,464               $35,275

    Costs and expenses:
         Cost of revenues                         33,560              26,704                  17,518                13,530
         Sales and marketing                      12,605              11,289                   6,900                 5,893
         Research and development                  6,935               2,989                   3,809                 2,229
         General and administrative               17,979              13,302                   9,013                 5,950
         Amortization of intangibles                 655                 575                     319                   288
                                              ----------           ---------              ----------             ---------
             Total costs and expenses             71,734              54,859                  37,559                27,890
                                              ----------           ---------              ----------             ---------

    Income from operations                        16,262              13,045                   8,905                 7,385
    Other income (expense), net                     (368)                340                    (453)                   27
                                              ----------           ---------              ----------             ---------
    Income before income taxes                    15,894              13,385                   8,452                 7,412
    Provision for income taxes                     6,317               5,488                   3,359                 3,039
                                              ----------           ---------              ----------             ---------
    Net income                                $    9,577           $   7,897              $    5,093             $   4,373
                                              ==========           =========              ==========             =========

    Earnings per share                        $      .74           $     .62              $      .39             $     .34
                                              ==========           =========              ==========             =========

    Shares used in computing earnings
        per share                             13,013,000          12,790,000              13,044,000            12,803,000
                                              ==========          ==========              ==========            ==========

                         See accompanying notes to the consolidated financial statements.

                                                         4

                             FAIR, ISAAC AND COMPANY, INCORPORATED

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the six-month periods ended March 31, 1997 and 1996
                                    (dollars in thousands)
                                                                                         Six Months Ended
                                                                                             March 31
                                                                                 ----------------------------

                                                                                   1997                  1996
                                                                                   ----                  ----
Cash flows from operating activities:
     Net income                                                                  $ 9,577                $7,897
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                             5,542                 3,824
         Equity loss on investment                                                 1,051                   400
         Gain on sale of property and equipment                                     (225)
         Deferred income taxes                                                      (102)
                                                                                     (30)
         Changes in operating assets and liabilities:
           Increase in accounts receivable                                        (3,613)               (2,496)
           Decrease (increase) in unbilled work in progress                       (2,421)                4,330
            Decrease (increase) in prepaid expenses and other assets                 264                (1,223)
            Increase in income taxes receivable                                   (1,588)
            Decrease (increase) in other assets                                     (943)                  592
            Increase in accounts payable and other accrued liabilities               818                 2,508

            Decrease in accrued compensation and employee benefits                (3,919)               (2,300)
            Increase  (decrease)  in  billings  in  excess  of  earned             2,044                  (247)
            revenues
            Decrease in income taxes payable                                                              (125)
            Increase (decrease) in other liabilities                                 461                (1,492)
                                                                                --------               --------
              Net cash provided by operating activities                            6,946                11,638
                                                                               ---------               --------

Cash flows from investing activities:
     Purchases of property and equipment                                          (8,055)               (6,237)
     Proceeds from sale of property and equipment                                    340
     Purchase of DynaMark, Printronic and CRMA                                       (78)               (1,231)
     Purchases of investments                                                     (6,140)               (3,501)
     Proceeds from maturities of investments                                       5,000                 3,362
                                                                                 -------               --------
         Net cash used by investing activities                                    (8,933)               (7,607)
                                                                                 -------               --------

Cash flows from financing activities:
     Principal payments of capital lease obligations                                (207)                 (206)
     Issuance of common stock                                                        283                   459
     Dividends paid                                                                 (505)                 (492)
                                                                                 -------               --------
         Net cash used by financing activities                                      (429)                 (239)
                                                                                 -------               --------

Increase (decrease) in cash and cash equivalents                                  (2,416)                3,792
Cash and cash equivalents, beginning of period                                     8,247                 8,321
                                                                                 -------               --------
Cash and cash equivalents, end of period                                         $ 5,831               $12,113
                                                                                ========               ========

                    See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Income taxes paid

     Cash payments for income taxes during the six-month periods ended March 31, 1997 and 1996, were $7,905,000 and $5,488,000, respectively.

Note 2        Non-cash transactions

     The Company contributed newly-issued and treasury stock having a market value of $1,468,000 and $979,000 to the Company's Employee Stock Ownership Plan during the first two fiscal quarters of 1997 and 1996, respectively.

Note 3        Reclassifications

     Certain reclassifications were made to the September 30, 1996, balance sheet to conform to the March 31, 1997, presentation.

Note 4        Accounting pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to have a material impact on the EPS presented in the accompanying financial statements.

Note 5        Subsequent events

     On April 21, 1997, the company signed a letter of intent to acquire Risk Management Technologies, Inc., a privately-held company, which provides enterprise-wide risk management and performance measurement solutions to major financial institutions. The purchase price is valued at $46 million of the company's common stock, and is expected to be accounted for as a pooling of interests.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Fair, Isaac and Company, Incorporated, provides products and services designed to help a variety of businesses use data to make better decisions on their customers and prospective customers. The Company's products include statistically derived, rule-based analytical tools, software designed to implement those analytical tools, and consulting services to help clients use and track the performance of those tools. The Company also provides a range of credit scoring and credit account management services in conjunction with credit bureaus and credit card processing agencies. Its DynaMark subsidiary provides data processing and database management services to businesses engaged in direct marketing activities, many of which are in the credit and insurance industries.

     This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes presented in the Company's report on Form 10-K for the year ended September 30, 1996. In addition to historical information, this report includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis.

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


                              Three Months                                 Six Months
                                  Ended          Percentage                    Ended         Percentage
                                March 31,          Change                    March 31,         Change
                             --------------      ----------               -------------      ----------
                             1997      1996                               1997     1996
                            -----     -----                              -----    -----
Credit
   Fixed-price                31%       32%           27%                  31%       30%         34%
   Usage-priced               51%       53%           26%                  52%       54%         24%
DynaMark                      14%       12%           54%                  14%       13%         38%
Insurance                      4%        3%           96%                   3%        3%         58%
                            -----     -----                              -----    -----

Total revenues               100%      100%           32%                 100%      100%         30%


     Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1996, such intercompany revenue represented almost fifteen percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. The increase in DynaMark's revenues shown in the foregoing table, which excludes such intercompany revenues, was due primarily to increased revenues from customers in the financial services industry.

     The increase in usage revenues from the Credit business unit in the quarter and six months ended March 31, 1997, compared with the same periods the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States, including the PreScore(R) and ScoreNet(R) services, and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues for the credit bureau scoring services in the six months ended March 31, 1997, were approximately 25 percent higher than in the first half of fiscal 1996. Revenues from credit account management services delivered through third-party processors in the most recent six months were 18 percent higher than in the corresponding period of fiscal 1996.

     Sales of credit application scorecards and credit application processing software, especially for small business lending, primarily accounted for the increase in fixed-price credit revenues in the quarter and six months ended March 31, 1997. Revenues from sales of credit application scorecards and credit application processing software increased by approximately 37 percent in the quarter and 42 percent in the six months ended March 31, 1997, compared with the same periods of fiscal 1996. Revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects in the three and six month periods ended March 31, 1997 were down slightly from the same periods of 1996.

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

     The increases in Insurance revenues for the three- and six-month periods ended March 31, 1997, compared with the same periods in fiscal 1996, were due to strong growth in both insurance products sold to end-users and in the insurance scoring services offered through consumer reporting agencies.

     Revenues derived from outside of the United States represented approximately 13 percent and 14 percent, respectively, of total revenues in the quarter and six months ended March 31, 1997, compared with 15 percent of total revenues in the same periods a year earlier.

     Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1996, and in the six months ended March 31, 1997. The Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

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

                                          Six Months                           Three Months
                                            Ended       Percentage                Ended        Percentage
                                          March 31,       Change                 March 31,       Change
                                       --------------   ----------             -------------   ----------
                                       1997      1996                          1997     1996
                                       ----      ----                          ----     ----
Revenues                                 100%    100%         30%              100%      100%       32%
Costs and expenses:
   Cost of revenues                       38      39          26%               38        38        29%
   Sales and marketing                    14      17          12%               15        17        17%
   Research and development                8       4         132%                8         6        71%
   General and administrative             21      20          35%               19        17        51%
   Amortization of intangibles             1       1          14%                1         1        11%
                                      ------    ----                         -----      ----
     Total costs and expenses             82      81          31%               81        79        35%
                                      ------    ----                         -----      ----
Income from operations                    18      19          25%               19        21        21%
   Other income and expense               --       1          NM                (1)                 NM
                                      ------    ----                        ------     ----
Income before income taxes                18      20          19%               18        21        14%
   Provision for income taxes              7       8          15%                7         9        11%
                                      ------    ----                         -----      ----
Net income                                11%     12%         21%               11%       12%       16%
                                      ------    ----                        ------     -----

         NM = Not meaningful

Cost of revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of net revenues, was essentially unchanged in the quarter ended March 31, 1997, as compared with the same quarter a year earlier. During the six-month period ended

March 31, 1997, cost of revenue declined slightly from the same period a year earlier primarily because of an increase in the number of staff dedicated to research and development activities.

Sales and marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. These expenses, as a percentage of revenues, decreased in the three- and six-month periods ended March 31, 1997, compared with the same periods in fiscal 1996, primarily due to reductions in media advertising.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in developing products, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses increased significantly over the corresponding three- and sixth-month periods of fiscal 1996. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has recently increased emphasis on developing new technologies, especially in the area of software development.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues, these expenses were essentially unchanged in the six months ended March 31, 1997, compared with the same period of fiscal 1996. Although these expenses increased as a percentage of revenues in the quarter ended March 31, 1997, compared with the same quarter of fiscal 1996, they were in line with the long-term average for such expenses as a percentage of revenue. General and administrative expenses in the quarter ended March 31, 1996 were unusually low due to a temporary slow-down in office expansions.

Amortization of intangibles

     The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from two to fifteen years. The level of amortization expense in future years will depend, in part, on the amount of additional payments to the former shareholders of Credit & Risk Management Associates, Inc., a privately held company acquired in 1996.

Other income and expense

     Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, increased over the three- and six-month periods a year earlier due to higher balances and slightly higher interest rates. However, this increase in interest income was more than offset by the increase in the Company's share of operating losses in certain early stage development companies that are accounted for using the equity method.

Provision for income taxes

     The Company's effective tax rate in the quarter decreased from approximately 41 percent in the three- and six-month periods ended March 31, 1996, to 39.7 percent in the corresponding periods of fiscal 1997, primarily due to a changing mix of applicable state and foreign taxes.

Financial Condition

     Working capital increased from $32,853,000 at September 30, 1996 to $39,432,000 at March 31, 1997. Cash and marketable investments decreased from $26,482,000 at September 30, 1996, to $24,445,000 at March 31, 1997, due
primarily to expenditures for computing facilities, and leasehold improvements and furniture and equipment for additional office space. The Company has no long-term debt other than lease and employee incentive obligations.

The Company believes that cash and marketable securities on hand are adequate to meet its capital and liquidity needs for the foreseeable future.

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three- and six-month periods ended March 31, 1997 and 1996 to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1996 Form 10-K.

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

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         11.1  Computation of Earnings per Share.

         24.1  Power of Attorney (see page 12 of this Form 10-Q).

         27     Financial Data Schedule.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1997. On April 23, 1997, the company filed a report announcing that it had entered into a preliminary agreement for the acquisition of Risk Management Technologies. See note 5 to the Consolidated Financial Statements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  May 14, 1997

                                      By         PETER L. MCCORKELL
                                        -----------------------------------
                                                 Peter L. McCorkell
                                        Senior Vice President and Secretary


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


DATE:  May 14, 1997

                            By                 PATRICIA COLE
                               -------------------------------------------------
                                               Patricia Cole
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                                                   Sequentially
Exhibit No.       Exhibit                                         Numbered Page
-----------       -------                                         --------------
11.1              Computation of earnings per share.                   14
24.1              Power of Attorney                                    12
27                Financial Data Schedule                              15