Form 10-Q
period 1997-06-30
FAIR ISAAC & COMPANY INC
filed 1997-08-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ______________________

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
                                              -    -

     The number of shares of Common Stock, $0.01 par value per share, outstanding on August 8, 1997, was 13,441,472.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements...............................................  3

ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  8


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...................................  13


SIGNATURES   ...............................................................  14

EXHIBIT INDEX...............................................................  15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. Financial Statements.
                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and September 30, 1996

                             (dollars in thousands)


                                                          June 30   September 30
                                                         ---------    ---------

ASSETS
Current assets:
   Cash and cash equivalents                             $   8,720    $   8,247
   Short-term investments                                    5,006        7,487
   Accounts receivable, net                                 30,564       27,675
   Unbilled work in progress                                15,624       10,276
   Prepaid expenses and other current assets                 3,595        3,957
   Deferred income taxes                                     2,802        2,759
   Income tax prepayment                                     3,343          610
                                                         ---------    ---------
       Total current assets                                 69,654       61,011

Long-term investments                                       13,790       12,647
Property and equipment, net                                 31,358       23,219
Intangibles, net                                             8,629        9,557
Deferred income taxes                                        2,239        2,239
Other assets                                                 4,940        4,381
                                                         ---------    ---------
                                                         $ 130,610    $ 113,054
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities        $   7,520    $   7,466
   Accrued compensation and employee benefits               14,344       16,648
   Billings in excess of earned revenues                     5,753        3,666
   Capitalized leases                                          361          378
                                                         ---------    ---------
       Total current liabilities                            27,978       28,158
Other liabilities                                            7,906        4,997
Capital leases                                               1,306        1,552
Commitments and contingencies                                 --           --
                                                         ---------    ---------
   Total liabilities                                        37,190       34,707
                                                         ---------    ---------

Stockholders' equity:
   Preferred stock                                            --           --
   Common stock                                                127          126
   Paid in capital in excess of par value                   23,530       21,174
   Retained earnings                                        70,137       57,163
   Less treasury stock (8,222 shares at 6/30/97;
     15,938 at 9/30/96)                                       (238)         (68)
   Cumulative translation adjustments                         (226)        (145)
   Unrealized gain on investments                               90           97
                                                         ---------    ---------
   Total stockholders' equity                               93,420       78,347
                                                         ---------    ---------
                                                         $ 130,610    $ 113,054
                                                         =========    =========

   See accompanying notes to the consolidated financial statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                                  CONSOLIDATED STATEMENTS OF INCOME

                               For the nine-month and three-month periods ended June 30, 1997 and 1996
                                            (dollars in thousands, except per share data)

                                                                  Nine-Months Ended                       Three-Months Ended
                                                                       June 30                                  June 30
                                                          ---------------------------------        ---------------------------------
                                                              1997                 1996                1997                 1996
                                                          ------------         ------------        ------------         ------------
Revenues                                                  $    137,031         $    105,023        $     49,035         $     37,119

Costs and expenses:
     Cost of revenues                                           52,047               40,984              18,487               14,281
     Sales and marketing                                        20,509               17,738               7,904                6,449
     Research and development                                   11,137                5,168               4,202                2,179
     General and administrative                                 28,139               20,254              10,160                6,949
     Amortization of intangibles                                   961                  759                 306                  183
                                                          ------------         ------------        ------------         ------------
         Total costs and expenses                              112,793               84,903              41,059               30,041
                                                          ------------         ------------        ------------         ------------

Income from operations                                          24,238               20,120               7,976                7,078
Other income (expense), net                                     (1,146)                 398                (778)                  54
                                                          ------------         ------------        ------------         ------------
Income before income taxes                                      23,092               20,518               7,198                7,132
Provision for income taxes                                       9,360                8,322               3,043                2,834
                                                          ------------         ------------        ------------         ------------
Net income                                                $     13,732         $     12,196        $      4,155         $      4,298
                                                          ============         ============        ============         ============

Earnings per share                                        $       1.05         $        .96        $        .32         $        .34
                                                          ============         ============        ============         ============

Shares used in computing
 earnings per share                                         13,098,000           12,740,000          13,123,000           12,745,000
                                                          ============         ============        ============         ============

   See accompanying notes to the consolidated financial statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the nine-month periods ended June 30, 1997 and 1996
                                                       (dollars in thousands)

                                                                                                           Nine-Months Ended
                                                                                                                 June 30
                                                                                                       ----------------------------
                                                                                                         1997                1996
                                                                                                       --------            --------
Cash flows from operating activities:
     Net income                                                                                        $ 13,732            $ 12,196
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                                                    8,641               6,939
         Equity loss on investments                                                                       1,618                 600
         Gain on sale of property and equipment                                                            (225)
         Deferred income taxes                                                                              (42)               (416)
         Changes in operating assets and liabilities:
           Increase in accounts receivable                                                               (2,969)             (4,271)
           Decrease (increase) in unbilled work in progress                                              (5,348)                369
           Decrease (increase) in prepaid expenses and other assets                                         362              (2,576)
           Increase in income tax prepayment                                                             (2,733)
           Decrease (increase) in other assets                                                             (560)                654
           Increase in accounts payable and other accrued liabilities                                       934               1,529

           Increase (decrease) in accrued compensation
             and employee benefits                                                                         (664)                379
           Increase (decrease) in billings in excess of earned
             revenues                                                                                     2,086                (315)
           Decrease in income taxes payable                                                                                    (325)
           Increase (decrease) in other liabilities                                                       2,910              (1,153)
                                                                                                       --------            --------
              Net cash provided by operating activities                                                  17,742              13,610
                                                                                                       --------            --------

Cash flows from investing activities:
     Purchases of property and equipment                                                                (15,934)            (10,936)
     Proceeds from sale of property and equipment                                                           340
     Purchase of DynaMark, Printronic and CRMA                                                              (78)             (1,231)
     Purchases of investments                                                                            (8,615)             (7,770)
     Proceeds from maturities of investments                                                              7,493               5,362
                                                                                                       --------            --------
         Net cash used by investing activities                                                          (16,794)            (14,575)
                                                                                                       --------            --------

Cash flows from financing activities:
     Principal payments of capital lease obligations                                                       (263)               (267)
     Issuance of common stock                                                                               779                 810
     Dividends paid                                                                                        (759)               (743)
     Repurchase of company stock                                                                           (232)
                                                                                                       --------            --------
         Net cash used by financing activities                                                             (475)               (200)
                                                                                                       --------            --------

Increase (decrease) in cash and cash equivalents                                                            473              (1,165)
Cash and cash equivalents, beginning of period                                                            8,247               8,321
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $  8,720            $  7,156
                                                                                                       ========            ========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Income taxes paid

     Cash payments for income taxes during the nine-month periods ended June 30, 1997 and 1996, were $12,093,000 and $8,879,000, respectively.

Note 2        Non-cash transactions

     The Company contributed newly-issued and treasury stock having a market value of $1,468,000 and $979,000 to the Company's Employee Stock Ownership Plan during the first three fiscal quarters of 1997 and 1996, respectively.

Note 3        Reclassifications

     Certain reclassifications were made to the September 30, 1996, balance sheet to conform to the June 30, 1997, presentation.

Note 4        Accounting pronouncements

     In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to have a material impact on the EPS presented in the accompanying financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income." The only component of other comprehensive income currently applicable to the Company, as defined by SFAS No. 130, is the net unrealized gain or loss on available-for-sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to conform its financial statements to such pronouncement.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management intends to conform its financial statements to such pronouncement.

Note 5        Subsequent events

     On June 23, 1997, a transaction for the acquisition by the Company of Risk Management Technologies, Inc. (RMT), a privately-held company which provides enterprise-wide risk management and performance measurement solutions to major financial institutions, was closed as between the parties, subject to the merger being declared effective by the State of California. The merger became effective on July 21, 1997. Accordingly, the financial results of RMT are not included in the consolidated financial statements. Under the terms of agreement and plan of reorganization, each outstanding share of RMT common stock, and options to purchase RMT common stock (after adjustment for the exercise price), were exchanged for .33 shares of Company common stock or option equivalents. The total number of shares and option equivalents issuable by the Company in connection with this merger is approximately 1,256,000. This transaction will be accounted for as a pooling of interests.

     If RMT had been consolidated, net income for the quarter ended June 30, 1997, would have been approximately $4.29 million ($.30 per share) on revenues of $51.1 million, compared with net income of $4.50 million ($.32 per share) on revenues of $38.8 million for the quarter ended June 30, 1996. For the first nine months of fiscal 1997, combined net income would have been about $14.36 million ($1.00 per share) on revenues of $142.8 million, compared with net income of $12.57 million ($.90 per share) on revenues of $109.5 million for the corresponding period of 1996.

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

Results of Operations
Revenues

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by fixed-price and usage-priced revenues from the Credit business unit and the percentage of revenues contributed by the DynaMark, Insurance and other business units; and (b) the percentage change in revenues within each category in the fiscal 1997 period from the corresponding period in fiscal 1996. Fixed-price revenues include all revenues from application processing software, custom scorecard development and consulting projects for credit. Virtually all usage revenues are generated through third-party alliances such as those with credit bureaus and third-party credit card processors.

                             Three-Months               Nine-Months
                                Ended      Percentage      Ended      Percentage
                               June 30,      Change       June 30,      Change
                               --------      ------       --------      ------
                            1997    1996               1997     1996
                            ----    ----               ----     ----
Credit
   Fixed-price               29%      30%      29%      30%      29%      32%
   Usage-priced              49%      52%      23%      51%      54%      23%
DynaMark                     18%      15%      59%      15%      14%      46%
Insurance                     3%       3%      27%       3%       3%      47%
Other                         1%     --        NM        1%     --        NM
                            ---      ---               ---      ---
Total revenues              100%     100%      32%     100%     100%      30%
                            ===      ===               ===      ===
         NM = Not meaningful

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

     The increase in usage revenues from the Credit business unit in the quarter and nine-months ended June 30, 1997, compared with the same periods the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues for the credit bureau scoring services in the nine-months ended June 30, 1997, were approximately 24 percent higher than in the first nine months of fiscal 1996. Revenues from credit account management services delivered through third-party processors in the most recent nine months were 19 percent higher than in the corresponding period of fiscal 1996.

     Sales of credit application scorecards and credit application processing software, especially for small business lending, primarily accounted for the increase in fixed-price credit revenues in the quarter and nine-months ended June 30, 1997. Revenues from sales of credit application scorecards and credit application processing software increased by approximately 40 percent in the quarter and 41 percent in the nine-months ended June 30, 1997, compared with the same periods of fiscal 1996. Revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects in the three- and nine-month periods ended June 30, 1997, were down slightly from the same periods of 1996 due primarily to delays in the release of the next version of TRIAD software.

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

     The increases in Insurance revenues for the three- and nine-month periods ended June 30, 1997, compared with the same periods in fiscal 1996, were due primarily to strong growth in insurance scoring services offered through consumer reporting agencies.

     Revenues derived from outside of the United States represented approximately 14 percent of total revenues in both the quarter and nine-months ended June 30, 1997, compared with 15 percent of total revenues in the same periods a year earlier.

     Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1996, and in the nine-months ended June 30, 1997. The Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

     During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after correcting for the effect of acquisitions--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability
(1) to develop new, high-value products and services for its present client base of major U.S. consumer credit issuers; (2) to increase its penetration of established or emerging credit markets outside the U.S. and Canada; and (3) to expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending and healthcare information management.

     Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. While the increased percentage of usage revenues may loosen this constraint to some extent, management believes it will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities which it believes have exceptional long-term potential. This occurred in the period from 1988 through 1990 when the Company devoted significant resources to developing the usage-priced services distributed through credit bureaus and third-party processors. Cumulative revenue since 1987, net of acquisitions, is slightly above the Company's 20-year historical average revenue growth of about 22 percent.

Expenses

     The following table sets forth for the periods indicated (a) the percentage of revenues  represented  by certain  line items in the  Company's  consolidated statements of income and (b) the  percentage  change in such items from the same periods in the prior fiscal year.
                                                           Nine-Months                              Three-Months
                                                              Ended              Percentage             Ended             Percentage
                                                             June 30,              Change               June 30,             Change
                                                             --------              ------               --------             ------
                                                       1997           1996                        1997          1996
                                                       ----           ----                        ----          ----
Revenues                                               100%           100%           30%          100%           100%          32%
Costs and expenses:
   Cost of revenues                                     38             39            27%           38             38           29%
   Sales and marketing                                  15             17            16%           16             17           23%
   Research and development                              8              5           115%            9              6           73%
   General and administrative                           20             19            39%           20             19           46%
   Amortization of intangibles                           1              1            27%            1              1           67%
                                                       ---            ---                         ---            ---
     Total costs and expenses                           82             81            33%           84             81           37%
                                                       ---            ---                         ---            ---
Income from operations                                  18             19            20%           16             19           13%
   Other income and expense                             (1)             1            NM            (1)          --             NM
                                                       ---            ---                         ---            ---
Income before income taxes                              17             20            19%           15             19            1%
   Provision for income taxes                            7              8            15%            7              7            7%
                                                       ---            ---                         ---            ---
Net income                                              10%            12%           21%            8%            12%          (3)%
                                                       ===            ===           ===           ===            ===          ===
         NM = Not meaningful

     There were two factors primarily responsible for the decrease in the Company's operating margin during the quarter ended June 30, 1997. In order to keep up with current demand but still proceed with the development of new products and upgrading of internal information systems and facilities to accommodate continued growth, the Company had to rely on expensive contract labor. The Company's reliance on expensive contract labor impacts primarily cost of revenues and general and administrative expenses. While the Company is stepping up its recruiting and training efforts to reduce dependence on consultants and thus reduce operating costs, the market for many of the technical specialists needed remains very tight. In addition, the areas that produced above-average growth in the most recent quarter are ones which have traditionally had lower margins.

Cost of Revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of revenues, was essentially unchanged in the quarter ended June 30, 1997, as compared with the same quarter a year earlier. Costs of ScoreNet data, as a percentage of revenues, declined from the June 1996 quarter, but this was offset by increased production costs due to above-average growth at DynaMark and in the fixed-price segments of the Company's credit business. During the nine-month period ended June 30, 1997, cost of revenues, as a percentage of revenues, declined slightly from the same period a year earlier primarily because certain personnel whose primary assignment had been production and delivery have been reassigned to research and development activities.

Sales and Marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. These expenses, as a percentage of revenues, decreased in the nine- and three-month periods ended June 30, 1997, compared with the same periods in fiscal 1996, primarily due to reductions in media advertising.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in developing products, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses increased significantly over the corresponding nine- and three-month periods of fiscal 1996. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has recently increased emphasis on developing new technologies, especially in the area of software development.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues, these expenses for the nine- and three-months periods ended June 30, 1997, were higher than in the corresponding periods of fiscal 1996 due primarily to expansion of facilities to meet staff growth.

Amortization of intangibles

     The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from two to fifteen years. The level of amortization expense in future years will depend, in part, on the amount of additional payments (earnouts) to the former shareholders of Credit & Risk Management Associates, Inc., a privately held company acquired in 1996.

Other Income and expense

     Interest  income,  derived  from the  investment  of funds  surplus  to the
Company's immediate operating requirements, increased over the nine- and three-month periods a year earlier due to higher balances and slightly higher interest rates. However, this increase in interest income was more than offset by acquisition costs associated with the purchase of Risk Management Technologies, Inc., and the increase in the Company's share of operating losses in certain early stage development companies that are accounted for using the equity method.

Provision for income taxes

     The Company's effective tax rate was unchanged for the nine months ended June 30, 1997 compared to June 30, 1996. The increase in the tax rate for the three months ended June 30, 1997 compared to June 30, 1996 is due to the non-deductible nature of the costs associated with the acquisition of RMT.

Financial Condition

     Working capital increased from $32,853,000 at September 30, 1996 to $41,676,000 at June 30, 1997. Cash and marketable investments decreased from $26,482,000 at September 30, 1996, to $24,987,000 at June 30, 1997, due
primarily to expenditures for computing facilities, and leasehold improvements and furniture and equipment for additional office space. The Company has no long-term debt other than lease and employee incentive and benefit obligations. The Company believes that cash and marketable securities on hand are adequate to meet its capital and liquidity needs for the foreseeable future.

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the nine- and three-month periods ended June 30, 1997 and 1996, to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1996 Form 10-K.

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

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         11.1   Computation of Earnings per Share.

         24.1   Power of Attorney (see page 14 of this Form 10-Q).

         27     Financial Data Schedule.

(b)      Reports on Form 8-K:

     Two reports on Form 8-K were filed during the quarter ended June 30, 1997. On April 23, 1997, the Company filed a report announcing that it had entered into a preliminary agreement for the acquisition of Risk Management Technologies, Inc. The Company filed a report on June 30, l997 announcing that it had closed the acquisition of Risk Management Technologies, Inc. on June 23, 1997. See Note 5 to the Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  August 14, 1997

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


DATE:  August 14, 1997

                                           By       PATRICIA COLE
                                             -----------------------------------
                                                    Patricia Cole
                                             Senior Vice President and Chief
                                             Financial Officer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                                                   Sequentially
Exhibit No.           Exhibit                                      Numbered Page
-----------           -------                                      -------------

11.1                  Computation of earnings per share                 16

24.1                  Power of Attorney                                 14

27                    Financial Data Schedule                           17