Form 10-K
period 1997-09-30
FAIR ISAAC & COMPANY INC
filed 1997-12-29
CIK 814547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------

                                    FORM 10-K
 (Mark One)

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

      [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from ____________ to _______________

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

                              --------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 5, 1997, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was $324,231,823.50 based on the last transaction price as reported on the New York Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of common stock outstanding on December 5, 1997 was 13,507,887 (excluding 12,008 shares held by the Company as treasury stock).

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 1998.

TABLE OF CONTENTS
                                                                                                   Page
                                                                                                   ----
PART I

ITEM 1. Business...............................................................................       3

ITEM 2. Properties.............................................................................      12

ITEM 3. Legal Proceedings......................................................................      12

ITEM 4. Submission of Matters to a Vote of Security Holders....................................      12


EXECUTIVE OFFICERS OF THE REGISTRANT...........................................................      13


PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.............      14

ITEM 6.      Selected Financial Data...........................................................      15

ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations...................................................................      16

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risks.......................      22

ITEM 8.      Financial Statements and Supplementary Data.......................................      23

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure............................................................      40


PART III

ITEM 10.     Directors and Executive Officers of the Registrant................................      41

ITEM 11.     Executive Compensation............................................................      41

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management....................      41

ITEM 13.     Certain Relationships and Related Transactions ...................................      41


PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................      42

SIGNATURES   ..................................................................................      46

Supplemental Information.......................................................................      47


                                     PART I

ITEM 1. BUSINESS

Development Of The Business

     Fair, Isaac and Company (NYSE: FIC) is a leading developer of data management systems and services for the financial services, direct marketing and personal lines insurance industries. The Company employs various tools, such as database enhancement software, predictive modeling, adaptive control and systems automation to help its customers make "better decisions through data."

     Established in 1956, Fair, Isaac pioneered the credit risk scoring technologies now employed by most major U.S. consumer credit grantors. Its rule-based decision management systems, originally developed to screen consumer credit applicants, are now routinely employed in all phases of the credit account cycle: direct mail solicitation (credit cards, lines of credit, etc.), application processing, card reissuance, on-line credit authorization and collection. Although direct comparisons are difficult, management believes Fair, Isaac ranks first or second in sales of every type of credit management product or service it markets, and that its total sales to the consumer credit market exceed those for similar products by any direct competitor.

     Approximately 48 percent of fiscal 1997 revenues were derived from usage-priced products and services marketed through alliances with major credit bureaus and third-party credit card processors. Sales of decision management products and services directly to credit industry end-users accounted for approximately 29 percent of revenues.

     In more recent years Fair, Isaac has branched out, applying its proven risk/reward modeling capabilities to auto and home insurance underwriting, small business and mortgage lending, telecommunications and most recently, healthcare. With the acquisition of DynaMark in December 1992, the Company made its first foray into marketing data processing and database management, an area it considers a prime target for diversification. Its strategy in this area is to develop and market an array of services combining DynaMark's strengths in warehousing and manipulating complex consumer databases with Fair, Isaac's expertise in predictive modeling and decision systems. DynaMark contributed $29.8 million or 15 percent of Fair, Isaac's fiscal 1997 revenues. The Company's Insurance business unit generated revenues in fiscal 1997 of $5.8 million or 3 percent of revenues, and in fiscal l997 the Company recorded its first revenues from its new Healthcare Information business unit.

     In July 1997 the Company acquired Risk Management Technologies (RMT), a privately held company that is the leading provider of enterprise-wide risk management and performance measurement solutions to major financial institutions around the world. This acquisition enables the Company to extend its franchise in providing data-driven decision support to the financial services industries beyond its current focus on individual customers. With RMT's products and services, the Company has positioned itself to support an institution's entire financial risk management operation, encompassing both the consumer and enterprise levels. RMT's revenues in fiscal l997 were $8.4 million or 4 percent of the Company's revenues. The Company's historical financial statements for prior fiscal year periods have been restated to account for the Company's merger with RMT on a pooling-of-interests basis.

     Fair, Isaac numbers hundreds of the world's leading credit card and travel card issuers, retail establishments and consumer lenders among its regular customers. It has enjoyed continuous client relationships with some of these companies for more than 27 years. Through alliances with all three major U.S. credit bureaus, the Company also serves a large and growing number of middle-market credit grantors, primarily by providing direct mail solicitation screening, application scoring and account management services on a usage-fee basis. In addition, some of its newer end-user products, such as CreditDesk(R) application processing software and CrediTable(R) pooled-data scoring systems, are designed to meet the needs of relatively small users of scoring systems.

     Approximately 17 percent of Fair, Isaac's fiscal 1997 revenues came from sales outside the United States. With its long-standing presence in Western Europe and Canada and the more recent establishment of operating bases in Great Britain, France, Germany, Japan, Mexico and South Africa, the Company is well positioned to benefit from the expected growth in global credit card issuance and usage through the balance of the 1990s. In September l997 the Company signed an agreement with Serasa Centralizaco de Servicos dos Banco, Brazil's largest credit reporting agency, which will result in the first bureau-based score delivery service in Brazil.

     Since 1993, Fair, Isaac's revenues and earnings per share have increased at a compound rate of 31 percent and 41 percent, respectively. The Company attributes this growth to rising market demand for credit scoring and account management services; success in increasing its share of the market; and a gradual shift in marketing and pricing strategy, from primary reliance on direct, end-user sales of customized analytical and software products to ongoing usage revenues from services provided through credit bureaus and bankcard processing agencies.

     During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after adjusting for the effect of acquisitions--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to: (1) develop new, high-value products, (2) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (3) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending and healthcare information management.

Products and Services

     The Company's principal products are statistically derived, rule-based analytic tools designed to help businesses make better decisions on their customers and prospective customers, and software systems and components to implement these analytic tools. In addition to sales of these products directly to end-users, the Company also makes these products available in service mode through arrangements with credit bureaus and third-party credit card processors. The Company's DynaMark subsidiary provides data processing and database management services to businesses engaged in direct marketing. Its RMT subsidiary provides management tools to larger, more sophisticated financial institutions for enterprise-wide, integrated financial risk and profitability management.

     Products and services sold to the consumer credit industry have traditionally accounted for most of the Company's revenues. However, the Company is actively promoting its products and services to other segments of the credit industry, including mortgage and small business lending; and to non-credit industries, particularly personal lines insurance, direct marketing, telecommunications and healthcare. Consumer credit accounted for over 77 percent of the Company's revenues in each of the three years in the period ended September 30, 1997. Sales to customers in the direct marketing business, including the marketing arms of financial service businesses, accounted for 13 to 15 percent of revenues in each of the three years in the period ended September 30, 1997. Revenues from sales to the insurance industry accounted for 2 to 3 percent of revenues in each of the three years in the period ended September 30, 1997. In fiscal 1997 the Company's recorded the first revenues from its new Healthcare Information business unit.

Analytic Products

     The Company's primary analytic products are scoring algorithms (also called "scorecards") which can be used in screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. Some of the most common types of scoring algorithms developed by the Company are described below. Scoring algorithms are developed by correlating information available at the time a particular decision is made with known performance at a later date. Scoring algorithms can be developed to predict the likelihood of different kinds of performance (e.g. credit delinquency, response to a solicitation, and insurance claims frequency); they can be developed from different data sources (e.g. credit applications and credit bureau files); and they can be developed either for a particular user ("custom" scorecards) or for many users in a particular industry ("pooled data" or "generic" scorecards).

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

     Behavior Scoring Algorithms. The Company pioneered Behavior Scoring Algorithms with a research program in 1969. The first commercially successful products were introduced in 1978. In contrast to Credit Application Scoring Algorithms which deal with credit applicants, Behavior Scoring Algorithms permit management to define rules for the treatment of existing credit customers on an ongoing basis.

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

     Scores produced by specially designed Behavior Scoring Algorithms can be used to select actions for mailing promotional materials to customers, for changing the credit limits allowed, for authorizing individual credit card transactions, for taking various actions on delinquent accounts and for reissuing credit cards which are about to expire. Behavior Scoring Algorithms are also components of the Adaptive Control Systems described below.

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

     Insurance Scoring Algorithms. The Company has also delivered scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as credit scoring systems, but are designed to predict claim frequency or profitability of applicants for personal insurance such as automobile or homeowners' coverage. During fiscal 1993, the Company introduced a Property Loss Score ("PLS") service in conjunction with Equifax, Inc., a leading provider of data to insurance underwriters. In 1994, the Company introduced a similar service in conjunction with Trans Union called "ASSIST" which is designed to predict automobile insurance risk. In 1995, with Equifax Inc., the Company introduced a risk prediction score for automobile insurance called Casualty Loss Score ("CLS") service. Equifax subsequently spun off its Insurance Unit, which is now Choicepoint. In 1996 with Acxiom, the Company introduced a risk prediction score for homeowners' and automobile insurance called InfoScore. PLS, ASSIST, CLS and InfoScore are similar to the credit bureau scoring services in that a purchaser of data from Choicepoint, Trans Union or Acxiom can use the scores to evaluate the risk posed by applicants for homeowners' or automobile insurance. The Company and Choicepoint, Trans Union or Acxiom, as the case may be, share the usage revenue produced by these services. Aspects of automated application processing systems and Adaptive Control Systems are also applicable to insurance underwriting decisions. The Company is actively marketing its products and services to the insurance industry.

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

Automated Strategic Application Processing Systems (ASAP)

     The Company's Automated Strategic Application Processing systems (ASAP) automate the processing of credit applications, including the implementation of the Company's Credit Application Scoring Algorithms. The Company offers Mid-Range ASAPs which are stand-alone assemblies of hardware and software; Mainframe ASAP, SEARCH, StrategyWare,(TM) and ScoreWare consisting of software for IBM and IBM compatible mainframe computers; and CreditDesk which consists of software for personal computers. The Company does not expect significant sales of new Mid-Range ASAP systems but still derives significant maintenance and enhancement revenues from existing systems.

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

     Mid-Range ASAP is a minicomputer-based system which carries out the tasks listed above in a manner extensively "tailored" to each user's unique requirements. Mainframe ASAP is a software-only package designed to be executed on IBM or IBM compatible mainframe computers. It is most useful for very large volume credit grantors who elect to enter application information from a number of separate locations. CreditDesk is designed for use on stand-alone or networked personal computers. Although its software functions are not tailored as extensively as the other versions of ASAP, CreditDesk features an easy-to-use graphics interface. The Company also sells software components for IBM or compatible mainframe computers under the tradenames "SEARCH" and "ScoreWare." SEARCH acquires and interprets credit bureau reports as a separate package. ScoreWare provides for easy installation of credit application scorecards and computes scores from such scorecards as part of the application processing sequence. StrategyWare combines the application processing features described above with the "Champion/Challenger" strategy concept described below under Adaptive Control Systems.

     The Company's Mid-Range and Mainframe ASAP systems are currently being used in the United States, Canada, and Europe by banks, retailers, and other financial institutions. CreditDesk is being used by over 600 credit grantors in more than a dozen countries. To support these installations, the Company provides complete hardware and software maintenance, general software support in the form of consulting, and specific software support by producing enhancements, as well as other modifications at a user's request.

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

     Contracts for Adaptive Control Systems for end-users generally include multi-year software maintenance, strategy design and evaluation, and consulting components. The Company also provides Adaptive Control services through First Data Resources, Inc. and Total System Services, Inc., the two largest third-party credit card processors in the United States. The Adaptive Control service is also available in the United Kingdom through First Data Resources, Ltd. and Bank of Scotland; in Buenos Aires, through Argencard S.A.; and in Frankfurt, through B+S Card Service Gmbh. Credit card issuers subscribing to these services pay monthly fees based on the number of accounts processed. During fiscal 1996, the Company introduced StrategyWare which is an Adaptive Control System designed to apply Champion-Challenger principles to the processing of new credit accounts, rather than the management of existing accounts. The Company also believes that Adaptive Control Systems can operate in areas other than consumer credit; and, as noted above, has provided an Adaptive Control System to an electric utility company.

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

Risk Management Technologies

     Risk Management Technologies (RMT) provides management tools to larger, more sophisticated financial institutions around the world for enterprise-wide, integrated financial risk and profitability management. Financial institutions must constantly evaluate the effect of interest rate changes and other factors on their entire operation including their loan, credit card and investment portfolios, to determine bottom line exposure and potential revenues. RMT's financial decision support software, the RADAR System, is a comprehensive enterprise management system that performs asset-liability management, transfer pricing, and performance measurement modeling. RMT's Genesis product is a graphical data integration management tool used to integrate data rapidly from multiple legacy systems and other sources into a consolidated, client/server data warehouse. Within this warehouse, data remains readily available for use in multiple decision-support applications.

Healthcare

     The Company is currently providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationship and "compliance" management using a variety of techniques including internet communications. "Compliance" in this instance refers to whether prescriptions are actually filled and taken to completion. The Company has also introduced a receivables management system for hospitals and other healthcare providers which is currently in beta testing.

Customer Service and Support

     The Company provides service and support to its customers in a variety of ways. They include: (i) education of liaison teams appointed by buyers of scoring algorithms and software; ( ii) maintenance of an answering service that responds to inquiries on minor technical questions; (iii) proactive Company-initiated follow-up with purchasers of the Company's products and services; (iv) conducting seminars held several times a year in various parts of the United States and, less often, in other countries; (v) conducting annual conferences for clients in which user experience is exchanged and new products are introduced; (vi) delivery of special studies which are related to the use of the Company's products and services; and (vii) consulting and training services provided by the Company's subsidiary, Credit & Risk Management Associates, Inc. ("CRMA").

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

Technology

     The Company's personnel have a high degree of expertise in several separate
disciplines:   operations  research,  mathematical  statistics,   computer-based
systems design, programming and data processing.

     The fundamental principle of operations research is to direct attention to a class of management decisions, to make a mathematical model of the situation surrounding that class of decisions and to find rules for making the decisions which maximize achievement of the manager's goal. The Company's analytic products are classic examples of this doctrine reduced to practice. The entire focus is on decision making using the best mathematical and computational techniques available.

     The fundamental goal of mathematical statistics is to provide the method for deriving the maximum amount of useful information from an undigested body of data. The objective of the design of computer-based systems is to provide a mechanism for efficiently accepting input data from a source, storing that data in a cost-effective medium, operating on the data with reliable algorithms and decision rules and reporting results in readily comprehensible forms.

     The Company's analytic products have a clear distinguishing characteristic in that they make management by rule possible in situations where the only alternative is reliance on a group of people whose actions can never be entirely consistent. Rules for selecting actions require computation of probabilities of results. But computing the probability of a particular result in the traditional mode, that is, by counting the number of occurrences of each possible result in all possible combinations of circumstances, clearly breaks down when the number of combinations becomes very large. When only a few thousand cases of results are available, more subtle mathematical methods must be used. The Company has been actively developing and using techniques of this kind for 41 years, as indicated by the development and continual enhancement of its proprietary suite of algorithms and computer programs used to develop scoring algorithms.

     The Company's products must also interface successfully with systems already in place. For example, they must accept data in various forms and in various media such as handwritten applications, video display terminal input, and telecommunications messages from credit bureaus. They must also provide output in diverse forms and media, such as video displays, printed reports, transactions on magnetic tape and printed letters. The Company's response to this interface requirement has been to develop a staff which is expert in both logical design of information systems and the various languages used for coding.

Markets and Customers

     The Company's products for use in the area of consumer credit are marketed to banks, retailers, finance companies, oil companies, credit unions and credit card companies. The Company has over 600 users of products sold directly by the Company to end-users. These include about 75 of the 100 largest banks in the United States; several of the largest banks in Canada; approximately 40 banks in the United Kingdom; more than 70 retailers; 7 oil companies; major travel and entertainment card companies; and more than 40 finance companies. Custom algorithms and systems have generally been sold to larger credit grantors. The scoring, application processing and adaptive control services offered through credit bureaus and third-party processors are intended, in part, to extend usage of the Company's technology to smaller credit issuers and the Company believes that users of its products and services distributed through third-parties number in the thousands. As noted above, the Company also sells its products to utilities, tax authorities, telecommunications and insurance companies.

     DynaMark markets its services to a wide variety of businesses engaged in direct marketing. These include banks and insurance companies, catalog merchandisers, fund-raisers and others. Most of DynaMark's revenues come from direct sales to the end user of its services, but in some cases DynaMark acts as a subcontractor to advertising agencies or others managing a particular project for the end-user. RMT markets to large financial institutions throughout the world. Its clients are typically large financial institutions with a wide range of products, investments and operational units and a sophisticated balance sheet.

     No single end-user customer accounted for more than 10% of the Company's revenues in fiscal 1997. Revenues generated through the Company's alliances with the three major credit bureaus in the United States, Equifax, Inc., Experian Information Solutions, Inc. (formerly known as TRW Information Services) and Trans Union Corporation, each accounted for approximately eight to ten percent of the Company's total revenues in fiscal 1997.

     The percentage of revenues derived from customers outside the United States was approximately 17 percent in fiscal 1997, 17 percent in fiscal 1996, and 14 percent in fiscal 1995. RMT derives more than half of its revenues from clients outside the United States. DynaMark had virtually no non-U.S. revenues prior to fiscal 1997. The United Kingdom, Japan and Canada are the largest international market segments. Mexico, South Africa, a number of countries in South America and almost all of the Western European countries are represented in the user base. The Company has delivered products to users in approximately 50 countries. The information set forth under the caption "Segment Information" in Note 13 to the Consolidated Financial Statements is incorporated herein by reference. The Company's foreign offices are primarily sales and customer service offices acting as agents on behalf of the U.S. production operations. Net identifiable assets, capital expenditures and depreciation associated with foreign offices are not material.

     The Company has enjoyed good relations with the majority of its customers over extended periods of time, and a substantial portion of its revenue is derived from repeat customers. As noted above, the Company is actively pursuing new users, particularly in the marketing, insurance and healthcare fields as well as those potential users in the consumer credit area not yet using the Company's products.

Contracts and Backlog

     The Company's practice is to enter into contracts with several different kinds of payment terms. Scoring algorithms have historically been sold through one-time, fixed-price contracts. The Company will continue to sell scoring algorithms on this basis but has also entered into longer term contractual arrangements with some of its largest customers for the delivery of multiple algorithms. PC-ASAP ("CreditDesk") customers have the option to enter into contracts that provide for a one-time license fee or volume-sensitive monthly lease payments. The one-time and usage-based contracts contain a provision requiring monthly maintenance payments. Mainframe ASAP contracts include a one-time fee for the basic software license, plus monthly fees for maintenance and enhancement services. The Company also realizes maintenance and enhancement revenues from users of its line of Mid-Range ASAP systems. PreScore contracts call for usage or periodic license fees and there is generally a minimum charge. Contracts for the delivery of complete Adaptive Control Systems typically contain both fixed and variable elements in recognition of the fact that they extend over multiple years and must be negotiated in the face of substantial uncertainties. As noted above, the Company is also providing scoring algorithms and application processing on a service basis through credit bureaus, and credit account management services through third-party bankcard processors. Subscribers pay for these services and for the ScoreNet service based on usage. DynaMark and RMT employ a combination of fixed fee and volume-or usage-based pricing for their services.

     As of September 30, 1997, the Company's backlog, which includes only firm contracts, was approximately $70,168,000, as compared with approximately $64,650,000 as of September 30, 1996. Most usage-based revenues do not appear as part of the backlog. The Company believes that approximately 30 percent of the September 30, 1997 backlog will be delivered after the end of the current fiscal year ending September 30, 1998. Most DynaMark contracts include unit or usage charges, the total amount of which cannot be determined until the work is completed. DynaMark's and CRMA's backlog are not significant in amount, are not considered a significant indicator of future revenues, and are not included in the foregoing figures. RMT's backlog is included in the foregoing backlog figures.

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

     There are a large number of companies providing data processing and database management services in competition with DynaMark, some of which are considerably larger than DynaMark. The Company believes the market for such services will continue to expand rapidly for the foreseeable future. Competition in this area is based on price, service, and, in some cases, ability of the processor to perform specialized tasks. DynaMark has concentrated on providing specialized types of data processing and database management services using proprietary tools which, it believes, give it an edge over its competition in these areas. RMT is a leading provider of enterprise-wide risk management and performance-measurement solutions to major financial institutions. There are a
number  of   companies   offering   enterprise-wide   "solutions",   or  serving
sub-segments of this market (such as trading operations of financial institutions), in competition with RMT. The Company believes that no direct competitor currently offers the depth and scope of analytical functionality in products and services for financial risk management that RMT provides, which gives RMT an advantage in this market.

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

Personnel

     As of September 30, 1997, the Company employed approximately 1,221 persons. None of its employees is covered by a collective bargaining agreement and no work stoppages have been experienced.

ITEM 2. PROPERTIES

     The Company's principal office is located in San Rafael, California, approximately 15 miles north of San Francisco. The Company leases approximately 270,000 square feet of office space in four buildings at that location under leases expiring in 2001 or later. It also leases approximately 7,822 square feet of warehouse space in San Rafael for its hardware operations and for storage under month-to-month leases. The Company has also exercised an option to purchase land in San Rafael for construction of approximately 406,000 square feet of additional office space with an expected initial occupancy date in the year 2000. DynaMark leases approximately 109,000 square feet of office and data processing space in three buildings in Arden Hills, Minnesota under leases which expire in 2006. DynaMark's Printronic Division leases approximately 25,000 square feet of office and data processing space in New York City under a lease expiring in 2004. RMT leases approximately 9,200 square feet of office space in Berkeley, California. The Company also leases a total of approximately 36,000 square feet of office space for offices in Baltimore, Maryland; New Castle, Delaware; Atlanta, Georgia; Chicago, Illinois; Tampa, Florida; Toronto, Ontario; Birmingham, England; Tokyo, Japan; Paris, France; Mexico City, Mexico; and Wiesbaden, Germany. See Notes 6 and 12 in the Consolidated Financial Statements for information regarding the Company's obligations under leases and Note 15 in the Consolidated Financial Statements for information with respect to the proposed purchase of land in San Rafael. The Company believes that suitable additional space will be available to accommodate future needs.

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT
                 Name                                 Positions Held                            Age
                 ----                                 --------------                            ---

         Larry E. Rosenberger               President and Chief Executive Officer               51
                                            since March, 1991, Executive Vice
                                            President 1985-1991, Senior Vice
                                            President 1983-1985, Vice President
                                            1977-1983. A Director since 1983.
                                            Joined the Company in 1974.

         John D. Woldrich                   Appointed Chief Operating Officer                   54
                                            effective August 1, 1995. Executive
                                            Vice President since 1985, Senior Vice
                                            President 1983-1985, Vice President
                                            1977-1983. A Director since 1983.
                                            Joined the Company in 1972.

         Barrett B. Roach                   Executive Vice President since joining              57
                                            the Company in August 1992. Chief
                                            Administrative and Financial Officer of
                                            Network Equipment Technologies, Inc.
                                            from 1986 to July 1990. Owned and
                                            operated a vineyard from July 1990 to
                                            August 1992.

         Patrick G. Culhane                 Executive Vice President since August               43
                                            1995; Senior Vice President 1992-
                                            1995; Vice President 1990-1992;
                                            joined the Company in 1985.

         H. Robert Heller                   Executive Vice President since September            57
                                            1996 and a Director since February 1994.
                                            President of International Payments Institute
                                            from December 1994 to September 1996;
                                            President and Chief Executive Officer of
                                            Visa U.S.A., Inc. 1991-1993,
                                            Executive Vice President of Visa
                                            International 1989-1991.

         Jeffrey F. Robinson                Senior Vice President since 1986, Vice              48
                                            President 1980-1986. Treasurer 1981-
                                            1983. Joined the Company in 1975.

         Kenneth M. Rapp                    Senior Vice President since August 1994,            51
                                            and President and Chief Operating Officer
                                            of DynaMark, Inc. since it was founded
                                            in 1985.

         Peter L. McCorkell                 Senior Vice President since August 1995;            51
                                            Vice President, Secretary and General
                                            Counsel since joining the Company
                                            in 1987.

         Patricia Cole                      Senior Vice President, Chief Financial              48
                                            Officer and Treasurer since November
                                            1996; Controller since joining the
                                            Company in September 1995. Vice
                                            President and Controller of Quest
                                            Communications International Inc. 1993-
                                            1995; Controller of Los Angeles Cellular
                                            Telephone Company 1990-1992.

         David M. LaCross                   President, Chief Executive Officer of               45
                                            Risk Management Technologies
                                            since it was founded in 1989.

------------
The term of office for all officers is at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     As of May 6, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol: FIC. Prior to that date, it was traded over-the-counter on the NASDAQ Stock Market under the symbol: FICI. At December 5, 1997, Fair, Isaac had 312 holders of record of its common stock. The following table lists the high and low last transaction prices for the periods shown, as reported by the New York Stock Exchange and the NASDAQ Stock Market.

Stock Prices                           High           Low
------------------------------------------------------------
October 1 - December 31, 1995          29 1/4        25

January 1 - March 31, 1996             30 3/8        21 1/2

April 1 - June 30, 1996                50            30

July 1 - September 30, 1996            46 1/4        37 5/8

October 1 - December 31, 1996          39 3/8        33 5/8

January 1 - March 31, 1997             43 1/8        35

April 1 - June 30, 1997                44 7/8        30 1/4

July 1 - September 30, 1997            47 1/2        40 3/4


Dividends

     On May 24, 1995, Fair, Isaac announced a 100 percent stock dividend (equivalent to a two-for-one stock split) and its intention to pay quarterly dividends of 2 cents per share or 8 cents per year subsequent to issuance of the stock dividend. Quarterly dividends of that amount were paid throughout fiscal 1997. There are no current plans to change the cash dividend or to issue any further stock dividend.

Unregistered Equity Sales

     On July 21, l997, the Company acquired all the outstanding stock of Risk Management Technologies ("RMT"), a privately held California corporation, pursuant to a merger of a wholly owned subsidiary of the Company and RMT in which RMT became a wholly-owned subsidiary of the Company (the "Merger").The Merger was effected pursuant to an Agreement and Plan of Reorganization dated as of June 12, l997 (the "Merger Agreement") among the Company, RMT and the shareholders and option holders of RMT. RMT was founded in 1989 to provide enterprise-wide risk management and performance measurement solutions to major financial institutions.

     Under the terms of the Merger Agreement, each outstanding share of RMT common stock and options to purchase RMT stock (after adjustment for the exercise price) were exchanged for .3254 shares of Company common stock or option equivalents. The number of shares and option equivalents issued by the Company in connection with the Merger is 1,252,655. The Company accounted for the Merger under the "pooling of interests" method.

     At the time of the transaction, the shares of the Company common stock and the options to purchase the Company common stock issued to the former RMT security holders in the Merger were not registered under the Securities Act of 1933, as amended (the "1933 Act"), because the transaction involved a non-public offering exempt from registration under Section 4(2) of the 1933 Act and Regulation D promulgated thereunder.

ITEM 6. Selected Financial Data

                                                                      (dollars in thousands, except per share data)
Fiscal year ended September 30,         1997              1996              1995             1994              1993
-------------------------------------------------------------------------------------------------------------------
Revenues                            $199,009          $155,913          $117,089          $92,046           $67,269
Income from operations                37,756            29,518            19,828           16,420             7,599
Income before income taxes            35,546            28,704            21,390           17,178             8,143
Net income                            20,686            17,423            12,753           10,559             4,768
Earnings per share                     $1.46             $1.25            $  .93            $ .79             $ .37
Dividends per share *                  $ .08            $  .08            $ .055            $ .07             $ .07


At September 30,                        1997              1996              1995             1994              1993
-------------------------------------------------------------------------------------------------------------------
Working capital                    $  47,727          $ 34,699          $ 23,448          $17,436           $15,126
Total assets                         145,228           118,023            91,009           72,056            54,875
Long-term obligations                  1,183             1,552             1,930            2,333             2,729
Stockholders' equity                 103,189            79,654            56,176           42,929            31,133

     * Because the change to quarterly dividends was initiated in September 1995, the rate of dividends paid in fiscal 1995 does not reflect the current annual rate of 8 cents per share.

     The financial data for the fiscal years ended September 30, 1993 through 1997 have been restated to reflect the merger, effective July 1997, between Fair, Isaac and Company, Incorporated and Risk Management Technologies which has been accounted for under the pooling-of-interests method.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Fair, Isaac and Company, Incorporated, provides products and services designed to help a variety of businesses use data to make better decisions on their customers, prospective customers and existing portfolios. The Company's products include statistically derived, rule-based analytical tools, software designed to implement those analytical tools and consulting services to help clients use and track the performance of those tools. The Company also provides a range of credit scoring and credit account management services in conjunction with credit bureaus and credit card processing agencies. Its DynaMark subsidiary provides data processing and database management services to businesses engaged in direct marketing activities, many of which are in the credit and insurance industries.

     On July 21, l997, the Company acquired Risk Management Technologies (RMT), a privately held company, which provides enterprise-wide risk management and performance measurement solutions to major financial institutions. The Company's historical statements for prior periods have been restated to account for the Company's merger with RMT on a pooling-of-interests basis.

     The Company is organized into business units that correspond to its principal markets: consumer credit, insurance, direct marketing (DynaMark), enterprise-wide financial risk management (RMT) and a new unit, healthcare information. Sales to the consumer credit industry have traditionally accounted for the bulk of the Company's revenues. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring algorithms (also known as "analytic products" or "scorecards"), credit application processing systems (ASAP(TM) and CreditDesk(R)) and custom credit account management systems, including those marketed under the name TRIAD(TM). Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have also been sold under time- or volume-based price arrangements. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contract minimums. DynaMark and RMT employ a combination of fixed-fee and usage-based pricing, and the Healthcare Information unit intends to employ a combination of fixed-fee and usage-based pricing for its products.

     This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes. In addition to historical information, this report includes certain forward-looking statements regarding events and trends that may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis.

RESULTS OF OPERATIONS

Revenues

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by fixed-price and usage-priced revenues from the Credit business unit, and the percentage of revenues contributed by the DynaMark, RMT, Insurance and Healthcare Information business units; and (b) the percentage change in revenues within each category from the prior fiscal year.
Credit fixed-price revenues include all revenues from custom scorecard, software and consulting projects. Most credit usage revenues are generated through third-party alliances such as those with credit bureaus and third-party credit card processors. In addition, some credit scorecards and software products are licensed under volume-based fee arrangements and these are included in credit usage-priced revenues.

                                                      Percentage of             Period-to-period
                                                         revenue               percentage changes
                                                       Years ended                1996      1995
                                                      September 30,                to        to
                                                 1997     1996     1995           1997      1996
------------------------------------------------------------------------------------------------
Credit:
     Fixed-price                                   29       29       29             28       34
     Usage-priced                                  48       50       51             23       31
DynaMark                                           15       13       15             41       19
RMT                                                 4        5        3             18      123
Insurance                                           3        3        2             27       63
Healthcare Information                              1       --       --             NM*      NM*
                                                 ----     ----    -----
Total Revenues                                    100      100      100             28       33
                                                 ====     ====    =====

     * Not meaningful

     Revenues from credit application scoring products increased by 36 percent in fiscal 1996 compared with fiscal 1995, and by 22 percent in fiscal 1997 compared with fiscal 1996, due primarily to the Company's sales of new products and increased sales of small business loan scoring products. ASAP revenues increased by 30 percent in fiscal l996 compared with fiscal l995, and by 47 percent in fiscal 1997 compared with fiscal 1996, primarily due to increased sales of PC-based ASAP products (CreditDesk) and sales of StrategyWare(TM), a new decision support software product released in September l996.

     Revenues from sales of credit account management systems (TRIAD) sold to end-users increased by 38 percent from 1995 to 1996, but decreased by 5 percent from l996 to l997. The major factor in the decline in revenues in fiscal l997 was a delay in the completion of the next major release of the software. That release (TRIAD 5.0) was completed in November l997. The Company's high degree of success in penetrating the U.S. bankcard industry with these products has limited, and may continue to limit, the revenue growth in that market. However, the Company has added functionality for the existing base of TRIAD users and is actively marketing TRIAD for other types of credit products and in overseas markets.

     Usage revenues are generated primarily by credit scoring services distributed through major credit bureaus and credit account management services distributed through third-party bankcard processors. Revenues from credit bureau-related services increased by 30 percent in fiscal l996 and 22 percent in fiscal l997 and accounted for approximately 37 percent and 35 percent of revenues in fiscal 1996 and 1997, respectively. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

     The Company provides credit risk management consulting services primarily through CRMA, which was acquired in September 1996. CRMA completed its first year as part of the Credit business unit on September 30, l997. CRMA's revenues were 3 percent of the Company's Credit revenues.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth and improvement in operating margins over the last three years. While the Company has been very successful in extending or renewing such agreements in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., Experian Information Solutions, Inc., (formerly TRW Information Systems & Services) and Trans Union Corporation each accounted for approximately eight to ten percent of the Company's total revenues in fiscal 1996 and 1997.

     On November 14, 1996, it was announced that Experian had been acquired by CCN Group Ltd., a subsidiary of Great Universal Stores, PLC. CCN is the Company's largest competitor, worldwide, in the area of credit scoring. TRW/Experian has offered scoring products developed by CCN in competition with those of the Company for several years. The acquisition had no apparent impact on the Company's revenues from Experian in fiscal l997.

     On September 30, 1997, amendments to the federal Fair Credit Reporting Act became effective. The Company believes these changes to the federal law regulating credit reporting will be favorable to the Company and its clients. Among other things, the new law expressly permits the use of credit bureau data to prescreen consumers for offers of credit and insurance and allows affiliated companies to share consumer information with each other subject to certain conditions. There is also a seven-year moratorium on new state legislation on certain issues. However, the states remain free to regulate the use of credit bureau data in connection with insurance underwriting.

     The Company believes enacted or proposed state regulation of the insurance industry has had a negative impact on its efforts to sell insurance risk scores through credit reporting agencies.

     DynaMark`s revenues increased from $17.8 million in fiscal 1995 to $21.2 million in fiscal 1996 and to $29.8 million in fiscal 1997. The increases in DynaMark's revenues (excluding inter-company revenues) were due primarily to increased revenues from customers in the financial services industry. Gross margins for fiscal 1995, 1996 and 1997 were approximately 38, 39 and 42 percent, respectively. Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1997, such inter-company revenue represented approximately 14 percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole.

     RMT's revenues for fiscal l996 increased by 123 percent compared with fiscal l995, and in fiscal 1997 increased by 18 percent compared with fiscal 1996. The rapid growth in revenues in fiscal l996 was a result of the acquisition by RMT in June l995 of Software Alliance Corporation, with which RMT had formed an alliance for marketing of all RMT products and sharing of revenues from such product sales. Under the terms of the alliance, RMT received and recorded 25 percent of the revenues from sales made by Software Alliance. After the acquisition, RMT received and recorded 100 percent of the revenues from such sales.

     Increases in insurance revenues for fiscal l997, compared with fiscal 1996, were due to strong growth in both insurance products sold to end-users and in the insurance scoring services offered through consumer reporting agencies. The Company recorded its first revenues from its Healthcare Information business unit in fiscal 1997.

     The Company's revenues derived from clients outside the United States increased from $16.4 million in fiscal 1995 to $26.1 million in 1996 and to $33.9 million in fiscal l997. RMT contributed $1.5 million, $4.3 million and $4.6 million to the Company's non-U.S. revenues for fiscal years 1995, l996 and l997, respectively. DynaMark has not had significant non-U.S. revenues. Sales of software products, including TRIAD and CreditDesk, and an increase in the number of accounts using the Company's account management services at credit card processors in Europe and Latin America, accounted for most of the increase in international revenues in fiscal 1996 and 1997.

     Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1997, and the Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

     During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after adjusting for the effect of acquisitions--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to: (1) develop new, high-value products, (2) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (3) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending and healthcare information management.

     Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. Management believes this constraint will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities that it believes have exceptional long-term potential. This occurred in the period from 1988 through 1990 when the Company devoted significant resources to developing the usage-priced services distributed through credit bureaus and third-party processors.

Expenses

     The following table sets forth for the fiscal periods indicated: (a) the percentage of net revenues represented by certain line items in the Company's
Consolidated Statement of Income and (b) the percentage change in the amount of each such line item from the prior fiscal year.

                                                        Percentage of             Period-to-period
                                                           revenue               percentage changes
                                                         Years ended              1996         1995
                                                        September 30,              to           to
                                                 1997       1996       1995       1997         1996
---------------------------------------------------------------------------------------------------
Total revenues                                    100        100        100         28         33
                                                 ----       ----       ----
Costs and expenses:
Cost of revenues                                   36         37         37         26         32
Sales and marketing                                15         17         20         13         11
Research and development                            9          6          4         90         86
General and administrative                         20         21         21         23         33
Amortization of intangibles                         1         --          1         74          3
                                                 ----       ----       ----
Total costs and expenses                           81         81         83         28         30
                                                 ----       ----       ----
Income from operations                             19         19         17         28         49
Other income (expense)                            (1)        (1)          1         NM*       NM*
                                                 ----       ----       ----
Income before income taxes                         18         18         18         24         34
                                                 ----       ----       ----
Provision for income taxes                          8          7          7         32         31
                                                 ----       ----       ----
Net income                                         10         11         11         19         37
                                                 ====       ====       ====

* Not meaningful

Cost of revenues

     Cost of revenues consists primarily of personnel, travel and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) Service.

     Cost of revenues, as a percentage of revenues, remained essentially unchanged from fiscal l995 to fiscal 1996, and declined slightly in fiscal l997. The decrease in fiscal l997 was due primarily to the reassignment to research and development activities of certain personnel whose primary assignment had been production and delivery.

Sales and marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. As a percentage of revenues, sales and marketing expenses decreased in fiscal 1996 compared with fiscal 1995 and further decreased in fiscal l997 due primarily to a reduction in media advertising.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms and developing software tools that are aimed at improving productivity and management control. Research and development increased sharply from fiscal l995 to fiscal 1996 and from fiscal 1996 to fiscal 1997. After several years of concentrating on developing new markets--either geographically or by industry--for its existing technologies, in fiscal 1996 and fiscal l997 the Company renewed its historical emphasis on developing new technologies, especially in the area of software development.

General and administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions, such as finance and computer information systems. As a percentage of revenues, general and administrative expenses were essentially unchanged for fiscal l995, l996 and l997.

Amortization of intangibles

     The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from 2 to 15 years. The level of amortization expense in future years will depend, in part, on the amount of additional payments to the former shareholders of CRMA, a privately held company acquired at the end of fiscal l996. See below, under "Capital Resources and Liquidity."

Other income (expense)

     The table in Note 14 to the Consolidated Financial Statements presents the detail of other income and expenses. Interest income is derived from the investment of funds surplus to the Company's immediate operating requirements. At September 30, 1997, the Company had approximately $26.1 million invested in U.S. treasury securities and other interest-bearing instruments. Interest income increased in fiscal 1996 due to rising interest rates and the increasing balance in interest-bearing accounts and instruments, and in fiscal 1997 due to higher average cash balances.

     The Company's share of operating losses in certain early-stage development companies that are accounted for using the equity method is charged to other expense. During the quarter ended September 30, l997, the Company wrote off non-marketable investments with an equity basis of $773,000, principally an Italian start-up venture due to the potential negative impact on the start-up's operations from a new privacy law. In addition, during the quarter ended September 30, 1996, the Company wrote off an investment in a different early-stage development company due to the deteriorating financial condition of that entity. The write-offs and the Company's share of losses in early-stage development companies were primarily responsible for the difference between the increase in operating income in fiscal l996 and 1997 (49 percent and 28 percent, respectively) and the increase in net income (37 percent and 19 percent, respectively). Note 5 to the Consolidated Financial Statements describes the Company's investment in such companies.

Provision for income taxes

     The Company's effective tax rate was 40.4 percent, 39.3 percent and 41.8 percent in fiscal l995, l996 and l997, respectively. The increase to 41.8 percent in fiscal 1997 was due primarily to the nondeductible nature of goodwill, one-time acquisition costs for RMT and an increase in the valuation allowance of deferred tax assets. The Company expects its effective tax rate in fiscal 1998 to be approximately 40 percent, barring any change in the tax laws.

CAPITAL RESOURCES AND LIQUIDITY

     Working capital increased from $23,448,000 at September 30, 1995 to $34,699,000 at September 30, 1996, and to $47,727,000 at September 30, l997. The
increase in fiscal 1996 was due primarily to increases in accounts receivable, cash and cash equivalents and prepaid expenses and other assets, which more than offset the increase in accrued compensation and employee benefits and accounts payable and other accrued liabilities.

     The increase in fiscal 1997 was due primarily to increases in accounts receivable and unbilled work in progress, which more than offset the increase in accrued compensation and employee benefits and the decrease in prepaid expenses and other assets.

     The Company's exposure to collection risks is comprised of the sum of accounts receivable plus unbilled work in progress, less billings in excess of earned revenues. Changes in contract terms and product mix, along with variations in timing, may cause fluctuations in any or all of these items. During fiscal 1997, the increase in accounts receivable and billings in excess of earned revenues were proportional to the increase in revenues. The greater increase in unbilled work was due primarily to changes in product mix and contract terms.

     The Company has capitalized as goodwill the amount of $45,000 for amounts due to the former stockholders of CRMA based upon its financial results in fiscal 1997 under the CRMA purchase agreement. Additional payments to the former stockholders of CRMA based upon CRMA's financial results in fiscal 1998 and 1999 may also be required. Those amounts, which will be paid 55 percent in Company stock and 45 percent in cash, will not exceed $1,833,000 per year.

     In fiscal 1996, cash provided by operations resulted primarily from net income before depreciation and amortization and increases in accrued compensation and employee benefits, partially offset by the increase in accounts receivable. Cash was used in investing activities primarily for additions to property and equipment, purchases of interest-bearing investments, the acquisitions of Printronic and CRMA, and an "earn-out" payment to the former shareholders of DynaMark, partially offset by the maturities of interest-bearing investments. Cash was used in financing activities primarily for the payment of dividends and the reduction of capital lease obligations, partially offset by cash generated by the exercise of stock options.

     In fiscal 1997, cash provided by operations resulted primarily from net income before depreciation and amortization, decreases in prepaid expenses and other assets and increases in accrued compensation and employee benefits, partially offset by the increase in accounts receivable and unbilled work in progress. Cash was used in investing activities primarily for additions to property and equipment and the purchase of interest-bearing investments, partially offset by the maturities of interest-bearing investments. Cash was used in financing activities for the payment of dividends, reduction of capital lease obligations and repurchase of Company stock, partially offset by cash generated by the exercise of stock options.

     Future cash flows will continue to be affected by operating results, contractual billing terms and collections, investment decisions and dividend payments, if any. At September 30, 1997, the Company had no significant capital commitments other than those obligations described in Notes 3, 6 and 12 of the Consolidated Financial Statements.

     On December 1, 1997, the Company exercised an option to purchase undeveloped land in San Rafael, California, with the intention of constructing an office complex to accommodate future growth. The purchase price is $9.35 million plus certain costs incurred by the seller as defined in the agreement. Development is expected to commence in fiscal 1998 and will involve a material capital commitment by the Company. The Company intends to fund the acquisition and development of this land using long-term debt, equity or other financing. Excepting external financing of this capital commitment, the Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

YEAR 2000

     The Company is performing Year 2000 conversion work on its software products marketed to customers. The updated versions of its software products currently being shipped to customers are Year 2000 compliant. The Year 2000 conversion work for earlier versions of the Company's software installed at customer sites will be performed as part of the Company's normal upgrade and maintenance process. Additionally, the Company has completed its Year 2000 audit of internal systems applications and determined that approximately 95 percent of its internally developed systems are Year 2000 compliant. Applications supplied by third parties are either Year 2000 compliant or have patches currently available to bring them into compliance. The Company plans to be fully compliant by the end of fiscal l998. The Company cannot now estimate the costs that will be incurred in performing Year 2000 conversion work.

QUARTERLY RESULTS

     The table in Note 16 to the Consolidated Financial Statements presents unaudited quarterly operating results for the last eight fiscal quarters. Management believes that all the necessary adjustments have been included in the amounts stated to present fairly the selected quarterly information, when read in conjunction with the financial statements included elsewhere in this report. This information includes all normal recurring adjustments that the Company considers necessary for a fair presentation thereof, in accordance with generally accepted accounting principles.

     Quarterly results may be affected by fluctuations in revenue associated with credit card solicitations, by the timing of orders for and deliveries of certain ASAP and TRIAD systems and by the seasonality of ScoreNet purchases. With the exception of the cost of ScoreNet data purchased by the Company, most of its operating expenses are not affected by short-term fluctuations in revenues; thus short-term fluctuations in revenues may have a significant impact on operating results. However, in recent years these fluctuations were generally offset by the strong growth in revenues from services delivered through credit bureaus and third-party bankcard processors.

     Management believes that neither the quarterly variations in net revenues and net income nor the results of operations for any particular quarter are necessarily indicative of results of operations for full fiscal years. Accordingly, management believes that the Company's results should be evaluated on an annual basis.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

         None.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Fair, Isaac and Company, Incorporated:

     We have audited the accompanying consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP



San Francisco, California
October 29, 1997, except as to note 15,
   which is as of  December 1, 1997

CONSOLIDATED STATEMENTS OF INCOME
                                                       (dollars in thousands, except per share data)
Years ended September 30,                                 1997              1996             1995
-------------------------------------------------------------------------------------------------

Revenues                                              $199,009          $155,913         $117,089

Costs and expenses:
   Cost of revenues                                     72,566            57,732           43,652
   Sales and marketing                                  29,162            25,722           23,236
   Research and development                             17,572             9,265            4,973
   General and administrative                           40,679            32,942           24,689
   Amortization of intangibles                           1,274               734              711
                                                     ---------         ---------        ---------
     Total costs and expenses                          161,253           126,395           97,261
                                                     ---------         ---------        ---------
Income from operations                                  37,756            29,518           19,828
Other income (expense), net                             (2,210)             (814)           1,562
                                                     ---------        ----------        ---------
Income before income taxes                              35,546            28,704           21,390
Provision for income taxes                              14,860            11,281            8,637
                                                     ---------         ---------        ---------
Net income                                           $  20,686         $  17,423        $  12,753
                                                     =========         =========        =========
Earnings per share                                       $1.46             $1.25             $.93
                                                     =========         =========        =========
Shares used in computing
   earnings per share                               14,202,000        13,922,000       13,693,000
                                                    ==========        ==========       ==========

See accompanying notes to the consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
                                                                           (dollars in thousands)
September 30,                                                     1997                      1996
-------------------------------------------------------------------------------------------------
Assets
   Current assets:
     Cash and cash equivalents                               $   13,209                 $  11,487
     Short-term investments                                       6,108                     7,487
     Accounts receivable, net of
       allowance 1997: $758; 1996: $485                          36,147                    28,206
     Unbilled work in progress                                   18,176                    10,565
     Prepaid expenses and other current assets                    3,673                     4,778
     Deferred income taxes                                        4,517                     2,904
                                                           ------------                ----------
       Total current assets                                      81,830                    65,427
   Long-term investments                                         13,261                    12,647
   Property and equipment, net                                   34,486                    23,652
   Intangibles, net                                               8,361                     9,557
   Deferred income taxes                                          3,369                     2,304
   Other assets                                                   3,921                     4,436
                                                           ------------                ----------
                                                           $    145,228                $  118,023
                                                           ============                ==========

Liabilities and stockholders' equity
   Current liabilities:
     Accounts payable and other accrued liabilities        $      8,228                $    7,899
     Accrued compensation and employee benefits                  19,160                    17,511
     Billings in excess of earned revenues                        6,346                     4,940
     Capitalized leases                                             369                       378
                                                           ------------                ----------
       Total current liabilities                                 34,103                    30,728
   Other liabilities                                              6,753                     6,089
   Capitalized leases                                             1,183                     1,552
   Commitments and contingencies                                     --                        --
                                                           ------------                ----------
       Total liabilities                                         42,039                    38,369
                                                           ------------                ----------
   Stockholders' equity:
     Preferred stock                                                 --                        --
     Common stock                                                   135                       133
     Paid in capital in excess of par value                      26,025                    21,628
     Retained earnings                                           77,453                    58,009
     Less treasury stock (1997: 12,114;
       1996: 15,938 shares at cost)                                (433)                      (68)
     Cumulative translation adjustments                            (308)                     (145)
     Unrealized gains on investments                                317                        97
                                                            ------------               ----------
       Total stockholders' equity                               103,189                    79,654
                                                            ------------               ----------
                                                            $   145,228                $ 118,023
                                                            ============               ==========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Period from September 30, 1994, to September 30, 1997                                                        (in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                 Common Stock      Paid in                                                 Unrealized      Total
                                --------------    capital in                         Pension   Cumulative   gains on       stock-
                                          Par     excess of    Retained  Treasury    adjust-  translation   invest-      holders'
                               Shares    value    par value    earnings    stock      ments   adjustments    ments        equity
                               ------    -----    ----------   --------  --------    -------  -----------   ---------    --------


Balances at September 30, 1994    12,640      $67   $13,649    $29,554   $(341)         $--       $--          $--        $42,929
Issuance of restricted stock           4       --         4         --      --           --        --           --              4
Exercise of stock options            217        1       450         --      --           --        --           --            451
Tax benefit of stock options          --       --       115         --      --           --        --           --            115
Contribution/sale to ESOP             48       --       729         --     113           --        --           --            842
Net income                            --       --        --     12,753      --           --        --           --         12,753
Dividends declared                    --       --        --       (668)     --           --        --           --           (668)
Stock dividend                        --       62        --        (62)     --           --        --           --             --
Adoption of SFAS No. 115 at
   October 1, 1995                    --       --        --         --      --           --        --          (77)           (77)
Unrealized gains on investments       --       --        --         --      --           --        --          233            233
Pension adjustment                    --       --        --         --      --         (406)       --           --           (406)
                                --------    -----   -------    -------   -----    ---------    ------    ---------      ---------


Balances at September 30, 1995    12,909      130    14,947     41,577    (228)        (406)       --          156         56,176
Issuance of common stock             101        1     3,586         --      --           --        --           --          3,587
Issuance/vesting of restricted
  stock                                1       --       115         --      --           --        --           --            115
Exercise of stock options            221        2       911         --      --           --        --           --            913
Tax benefit of stock options          --       --     1,124         --      --           --        --           --          1,124
Contribution/sale to ESOP             38       --       945         --     160           --        --           --          1,105
Net income                            --       --        --     17,423      --           --        --           --         17,423
Dividends declared                    --       --        --       (991)     --           --        --           --           (991)
Pension adjustment                    --       --        --         --      --          406        --           --            406
Unrealized losses on investments      --       --        --         --      --           --        --          (59)           (59)
Cumulative translation
  adjustments                         --       --        --         --      --           --      (145)          --           (145)
                                --------    -----   -------    -------   -----    ---------    ------    ---------      ---------


Balances at September 30, 1996    13,270      133    21,628     58,009     (68)          --      (145)          97         79,654
Issuance of common stock              47       --     1,044         --      --           --        --           --          1,044
Vesting of restricted stock           --       --       289         --      --           --        --           --            289
Exercise of stock options            141        2     1,018         --      --           --        --           --          1,020
Tax benefit of stock options          --       --     1,474         --      --           --        --           --          1,474
Contribution/sale to ESOP             41       --       504         --     105           --        --           --            609
Deferred compensation                 --       --        68         --      --           --        --           --             68
Purchase of treasury stock           (37)      --        --         --    (470)          --        --           --           (470)
Net income                            --       --        --     20,686      --           --        --           --         20,686
Dividends declared                    --       --        --     (1,028)     --           --        --           --         (1,028)
Charge to reflect change in
  RMT's fiscal year                   --       --        --       (214)     --           --        --           --           (214)

Unrealized gains on investments       --       --        --         --      --           --        --          220            220
Cumulative translation
  adjustments                         --       --        --         --      --           --      (163)          --           (163)
                                --------    -----   -------    -------   -----    ---------    ------    ---------      ---------
Balances at September 30, 1997    13,462     $135   $26,025    $77,453   $(433)   $      --     $(308)        $317       $103,189
                                ========    =====   =======    =======   =====    =========    ======    =========      =========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (dollars in thousands)
Years ended September 30,                                             1997              1996              1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                           $20,686          $17,423          $12,753
Adjustments to reconcile net income to cash
     provided by operating activities:
   Depreciation and amortization                                      11,753            7,928            6,227
   Equity loss in investments                                          2,082              821               97
   Investment write-off                                                  773            1,535               --
   Deferred income taxes                                              (2,824)              84           (1,714)
   Charge to reflect change in RMT's fiscal year                        (214)              --               --
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                  (8,104)          (7,824)          (5,380)
     Decrease (increase) in unbilled work in progress                 (7,611)           1,425           (5,149)
     Decrease (increase) in prepaid expenses and other assets          2,945           (3,180)          (1,585)
     Decrease (increase) in other assets                                 515              (40)            (355)
     Increase in accounts payable and other accrued liabilities          329            2,894              753
     Increase in accrued compensation and employee benefits            3,659            5,105            4,796
     Increase (decrease) in billings in excess of earned revenues      1,406           (1,244)           2,679
     Increase (decrease) in other liabilities                            664           (1,002)             (32)
                                                                    --------         --------         --------
       Net cash provided by operating activities                      26,059           23,925           13,090
                                                                    --------         --------         --------
Cash flows from investing activities
Purchases of property and equipment                                  (21,653)         (13,472)         (10,912)
Proceeds from sale of property and equipment                             340               --               --
Purchase of Printronic and CRMA, net of cash acquired                    (78)          (1,682)              --
Purchase of DynaMark                                                      --           (1,129)          (2,150)
Purchases of investments                                              (9,658)         (10,781)          (9,240)
Proceeds from maturities of investments                                7,568            5,913            7,104
                                                                    --------         --------         --------
       Net cash used in investing activities                         (23,481)         (21,151)         (15,198)
                                                                    --------         --------         --------
Cash flows from financing activities
Principal payments of capital lease obligations                         (378)            (391)            (478)
Issuance of stock                                                      1,020              928              494
Dividends paid                                                        (1,028)            (991)            (668)
Repurchase of company stock                                             (470)              --               --
                                                                    --------         --------         --------
       Net cash used in financing activities                            (856)            (454)            (652)
                                                                    --------         --------         --------
Increase (decrease) in cash and cash equivalents                       1,722            2,320           (2,760)
Cash and cash equivalents, beginning of year                          11,487            9,167           11,927
                                                                    --------         --------         --------
Cash and cash equivalents, end of year                               $13,209          $11,487           $9,167
                                                                    ========         ========         ========

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

Nature of business

     Fair, Isaac and Company, Incorporated, (the "Company") is incorporated under the laws of the State of Delaware. The Company offers a variety of technological tools to enable users to make better decisions through data. The Company is a world leader in developing predictive and risk assessment models for the financial services industry, including credit and insurance scoring algorithms. The Company also offers direct marketing and database management services, and enterprise-wide risk management and performance measurement solutions to major financial institutions through its wholly owned subsidiaries, DynaMark, Inc. (DynaMark) and Risk Management Technologies (RMT), respectively.

Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

     Cash and cash equivalents consist of cash in banks and investments with an original maturity of 90 days or less at time of purchase.

Investments

     Investments in U.S. government obligations and marketable equity securities are classified as "available-for-sale" and carried at market. Investments in 50% or less owned companies in which the Company has the ability to exercise significant influence are accounted for using the equity method and are classified as non-marketable securities. Other investments are carried at the lower of cost or net realizable method and are classified as non-marketable securities.

     Investments classified as available-for-sale securities with remaining maturities over one year and non-marketable securities are classified as long-term investments.

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

Depreciation and amortization

     Depreciation and amortization on property and equipment including leasehold improvements and capitalized leases are provided using the straight-line method over estimated useful lives ranging from three to ten years or the term of the respective leases.

Revenue recognition

     Revenues from contracts for the development of credit scoring systems and custom software are recognized using the percentage-of-completion method of accounting based upon milestones which are defined using management's estimates of costs incurred at various stages of the project as compared to total estimated project costs. Revenues determined by the percentage-of-completion method in excess of contract billings are recorded as unbilled work in progress. Such amounts are generally billable upon reaching certain performance milestones that are defined by the individual contracts. Deposits billed and received in advance of performance under contracts are recorded as billings in excess of earned revenues.

     Revenues from usage-priced products and services are recognized on receipt of usage reports from the third-parties through which such products and services are delivered. Amounts due under such arrangements are recorded as unbilled work in progress until collected. Revenues from non-customized software licenses and shrink-wrapped products are recognized upon delivery of product and services, or license renewal. Revenues from products and services sold on time-based pricing, including maintenance of computer and software systems, are recognized ratably over the contract period.

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

     When developing software using existing technology, the costs incurred prior to the completion of a working model are expensed. Once the product design is met, this typically concludes the software development process and is usually the point at which technological feasibility is established. Subsequent expenses, including coding and testing, if any, are capitalized. For the three-year period ending September 30, 1997, technological feasibility coincided with the completion process; thus, all design and development costs were expensed as research and development costs.

     Purchased software costs are amortized over three years. For the years ended September 30, 1997, 1996 and 1995, amortization of capitalized software was $1,069,000, $248,000 and $573,000, respectively. At September 30, 1997 and
1996, unamortized purchased computer software costs were $3,228,000 and $1,241,000, respectively.

Intangibles

     The intangible assets consisting of goodwill and non-compete agreements arose principally from business acquisitions and are amortized on a straight-line basis over the period of expected benefit which ranges from 2 to 15 years. The Company assesses the recoverability of goodwill by evaluating the undiscounted projected results of operations over the remaining amortization period.

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

Earnings per share

     Earnings per share are based on the weighted-average number of common shares outstanding and common stock equivalent shares. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. Fully diluted earnings per share were approximately equal to primary earnings per share in each of the years in the three-year period ended September 30, 1997.

Reclassifications

     Certain reclassifications were made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

Accounting pronouncements

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board (APB) Opinion No. 15, Earnings per Share, and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for both interim and annual periods ending after December 15, 1997; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Management does not believe the impact of the diluted EPS is materially different than the primary EPS amounts currently reported in the accompanying consolidated financial statements; however, basic EPS would be higher than the primary EPS.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 130 established standards for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income." SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to conform its consolidated financial statements to this pronouncement.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to conform its consolidated financial statements to this pronouncement.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition." This statement establishes standards for when to recognize revenue on software transactions and in what amounts for licensing, selling, leasing or otherwise marketing computer software. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to conform its consolidated financial statements to this pronouncement. The Company is currently evaluating the impact of the statement in the accompanying consolidated financial statements.

Fair value of financial instruments

     The fair values of cash and cash equivalents, accounts receivable and accounts payable are approximately equal to their carrying amounts because of the short-term maturity of these instruments. The fair values of the Company's investment securities are disclosed in Note 5.

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

3.  Mergers and Acquisitions

     In July 1997, the Company issued 1,252,665 shares of its common stock (including 544,218 shares underlying options assumed by the Company) in connection with the merger with RMT. The acquisition has been accounted for under the pooling-of-interests method. Accordingly, the financial statements have been restated for all prior periods to include RMT. Further, all common share and per share data have been restated for prior periods.

     For the pre-merger periods indicated, revenues and net income of the Company and RMT are as follows:

                                              Nine-months ended
                                                June 30, 1997                     Years ended September 30,
(dollars in thousands)                           (Unaudited)                      1996                 1995
------------------------------------------------------------------------------------------------------------
Revenues
   Fair, Isaac and Company, Incorporated          $137,031                    $148,749             $113,881
   Risk Management Technologies                      5,746                       7,164                3,208
                                                  --------                    --------             --------
                                                  $142,777                    $155,913             $117,089
                                                  ========                    ========             ========
Net Income
   Fair, Isaac and Company, Incorporated           $13,732                     $16,179              $12,695
   Risk Management Technologies                        630                       1,244                   58
                                                  --------                    --------             --------
                                                   $14,362                     $17,423              $12,753
                                                  ========                    ========             ========

     RMT previously used the fiscal year ended December 31 for its financial reporting. RMT's operating results for the year ended December 31, 1996 are included in the accompanying statement of income in the column headed September 30, 1996. The statement of income's comparative 1997 results reflect the operations of the Company and RMT for the year ended September 30, 1997. Accordingly, the duplication of RMT's net income, for the three months ended December 31, 1996, has been adjusted by a $214,000 charge to retained earnings in fiscal 1997. The balance sheet at September 30, 1996 has been derived from the combination of the audited consolidated financial statements of the Company at that date and the audited financial statements of RMT at December 31, 1996.

     In July 1996, the Company purchased certain assets and liabilities of Printronic Corporation of America, Inc. (Printronic), a privately held direct mail computer processing company, and effective at the close of September 30, 1996, the Company acquired 100% of the stock of Credit & Risk Management Associates, Inc. (CRMA), a privately held consulting services company.

     The consideration paid for Printronic and CRMA consisted of 84,735 Company shares valued at $3,572,000 plus $1,697,000 in cash. Both acquisitions have been accounted for as purchases. The results of operations of Printronic have been included in the consolidated financial statements since the acquisition date; no results of operations for CRMA are included in the consolidated financial statements for the year ended September 30, 1996. The purchase price for each acquisition was allocated based on estimated fair values at the dates of acquisition. The excess of the purchase prices over the fair value of net assets or liabilities was $5,547,000 and has been recorded as goodwill, which will be amortized on a straight-line basis over 7 or 15 years.

     The CRMA purchase agreement provides for additional contingent cash and Company stock payments to the former CRMA shareholders not to exceed $5,499,000 based on specified financial performance of CRMA through September 1999. For the year ended September 30, 1997, an additional $45,000 was capitalized as goodwill relating to the additional contingent cash and Company stock payments.

     Pro forma unaudited consolidated operating results of the Company, Printronic and CRMA for the years ended September 30, 1996 and 1995, assuming the acquisitions had been made as of October 1, 1995 and 1994, are summarized below.

Pro forma summary (unaudited)                          Years ended September 30,
(dollars in thousands except per share data)               1996           1995
-------------------------------------------------------------------------------

Revenue                                                $162,491       $122,557
Net income                                              $17,495        $12,425
Earnings per share                                        $1.25           $.97

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

4.  Cash Flow Statement

Supplemental disclosure of cash flow information:
                                                                     Years ended September 30,
(dollars in thousands)                                        1997              1996             1995
-----------------------------------------------------------------------------------------------------
Income tax payments                                        $14,278           $13,785          $10,641
Interest paid                                              $   336          $    223          $   243

Non-cash investing and financing activities:
   Tax benefit of stock options                            $ 1,474          $  1,124          $   115
   Issuance of common stock to ESOP                        $   969          $     --          $    --
   Contributions of treasury stock to ESOP                 $   609          $  1,105          $   842
   Vesting of restricted stock                             $   289          $    115          $    --
   Purchase of Printronic and CRMA with common stock       $    --          $  3,572          $    --


5.  Investments

     The following is a summary of available-for-sale securities and other investments at September 30, 1997 and 1996:

                                                   1997                                            1996
                                                   ----                                            ----
                                             Gross        Gross                              Gross        Gross
                               Amortized   unrealized   unrealized    Fair     Amortized  unrealized    unrealized     Fair
(dollars in thousands)            cost       gains        losses      value      cost       gains        losses        value
---------------------------------------------------------------------------------------------------------------------------
Short-term investments:
 U.S. government obligations   $  6,069   $     39        $--     $  6,108   $  7,475    $     14      $     (2)   $  7,487
                               ========   ========       =====   ========    ========    ========      ========    ========

Long-term investments:
 U.S. government obligations   $ 10,480   $     93        $--     $ 10,573   $ 10,520    $     99      $    (23)   $ 10,596
 Non-marketable securities          306         --         --          306      1,900          --            --       1,900
 Marketable equity
   securities                     1,987        716       (321)       2,382         79          77            (5)        151
                               --------   --------      -----     --------   --------    --------      --------    --------
                               $ 12,773   $    809      $(321)    $ 13,261   $ 12,499    $    176      $    (28)   $ 12,647
                               ========   ========      =====     ========   ========    ========      ========    ========

     The long-term U.S. government obligations mature in one to five years.

     For the years ended September 30, 1997 and 1996, the Company made purchases of non-marketable equity investments of $2,285,000 and $2,343,000, respectively. For the year ended September 30, 1997, a non-marketable investment with an equity basis of $773,000 in an overseas start-up venture, principally an Italian credit reporting agency, was written off due to the potential negative impact on the agency's operations from a new Italian privacy law. The Company may continue funding future operating losses of this venture, if any. Currently, the Company is in negotiations to liquidate its equity share of this non-marketable security. The Company also recognized its equity share of losses from these non-marketable equity investments, which includes this Italian venture, of $2,082,000, $821,000 and $97,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     For the year ended September 30, 1996, an investment of $1,535,000 in the non-marketable preferred stock of an early-stage enterprise was written off due to the deteriorating financial condition of the entity. The Company does not have any further financial commitments with respect to the investment.

6.  Property and Equipment

     Property and equipment at September 30, 1997 and 1996 valued at cost, consist of the following:

(dollars in thousands)                                    1997            1996
------------------------------------------------------------------------------
Data processing equipment                              $34,248         $21,893
Office furniture, vehicles and equipment                14,383          11,424
Leasehold improvements                                  12,003           8,111
Capitalized leases                                       2,841           2,969
Less accumulated depreciation and amortization         (28,989)        (20,745)
                                                     ---------       ---------
Net property and equipment                             $34,486         $23,652
                                                     =========       =========

     Depreciation and amortization charged to operations were $10,479,000, $7,194,000 and $4,874,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     Capitalized leases consist primarily of one lease bearing an interest rate of 7% that matures in the year 2001. The following is a schedule, by years, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments, at September 30, 1997:


Years ended September 30,               (dollars in thousands)
--------------------------------------------------------------
1998                                                    $  466
1999                                                       466
2000                                                       466
2001                                                       375
                                                       -------
                                                         1,773
Less: Amount representing interest                        (221)
                                                       -------
Present value of net minimum lease payments             $1,552
                                                       =======

7.  Intangibles

     Intangibles at September 30, 1997 and 1996, consist of the following:

(dollars in thousands)                       1997                 1996
----------------------------------------------------------------------

Goodwill                                 $10,138               $10,060
Other                                      2,270                 2,270
Less accumulated amortization             (4,047)               (2,773)
                                         -------              --------
                                         $ 8,361               $ 9,557
                                         =======              ========

     Amortization charged to operations was $1,274,000, $734,000 and $711,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

8.  Income Taxes

     The provision for income taxes consists of the following:

                                              Years ended September 30,
(dollars in thousands)                 1997              1996             1995
-------------------------------------------------------------------------------
Current:
Federal                             $14,685           $ 9,026          $ 7,992
State                                 2,863             1,901            2,168
Foreign                                 136               270              191
                                    -------           -------          -------
                                     17,684            11,197           10,351
                                    -------           -------          -------
Deferred:
Federal                              (2,400)              183           (1,441)
State                                  (424)              (99)            (273)
                                    -------           -------          -------
                                     (2,824)               84           (1,714)
                                    -------           -------          -------
                                    $14,860           $11,281          $ 8,637
                                    =======           =======          =======

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

     The tax effect of significant temporary differences resulting in deferred tax assets at September 30, 1997 and 1996 are, as follows:

(dollars in thousands)                                    1997              1996
--------------------------------------------------------------------------------

Deferred tax assets:
   Depreciation and amortization                         $ 2,637        $ 1,899
   Officers' incentives                                    2,042          1,429
   Loss on investments                                     1,530            919
   Compensated absences                                    1,070            849
   State taxes                                             1,007            581
   Bad debt provision                                        283            170
   Employee benefit plans                                    280           (226)
   Tax on net unrealized gains
     on available-for-sale securities                       (210)           (64)
   Other                                                     330            254
                                                         -------        -------
                                                           8,969          5,811
Less valuation allowance                                  (1,083)          (603)
                                                         -------        -------
                                                         $ 7,886        $ 5,208
                                                         =======        =======

     The valuation allowance for deferred tax assets at September 30, 1997 and 1996 was for $1,083,000 and $603,000, respectively. The valuation allowance was needed to reduce the deferred tax assets since the Company does not meet the more-likely-than-not requirement for utilization of the capital loss carryforward.

A reconciliation between the federal statutory income tax rate and the Company's effective tax rate is shown below:

                                                                Years ended September 30,
(dollars in thousands)                                 1997                 1996                  1995
-------------------------------------------------------------------------------------------------------
Income tax provision at federal statutory
   rates in 1997, 1996 and 1995                     $ 12,441            $ 10,031              $ 7,487
State income taxes, net of federal benefit             1,586               1,190                1,229
Increase in valuation allowance                          480                 603                   --
Other                                                    353                (543)                 (79)
                                                    --------            --------              -------
                                                    $ 14,860            $ 11,281              $ 8,637
                                                    ========            ========              =======

9.  Employee Benefit Plans

Pension plan

     The Company has a defined benefit pension plan that covers eligible full-time employees. The benefits are based on years of service and the employee's compensation during employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The following table sets forth the plan's funding status at September 30, 1997 and 1996:

(dollars in thousands)                             1997                 1996
----------------------------------------------------------------------------
Vested benefit obligation                       $ 7,578              $ 6,349
Nonvested benefit obligation                        479                  486
Effect of projected future earnings               3,710                2,778
                                              ---------            ---------
Projected benefit obligation                     11,767                9,613
Fair value of plan assets                       (10,266)              (7,883)
                                              ---------            ---------
Projected benefit obligation in
   excess of plan assets                          1,501                1,730
Unrecognized prior service cost                      68                   77
Unrecognized net loss                            (2,692)              (3,226)
Unrecognized net obligation remaining
   to be amortized                                 (158)                (177)
                                              ---------            ---------
Prepaid pension cost                            $(1,281)             $(1,596)
                                              =========            =========

     The plan assets consist primarily of marketable equity securities, and also U.S. government securities.

     The projected benefit obligation includes an accumulated benefit obligation of $8,057,000 and $6,835,000 at September 30, 1997 and 1996, respectively. The obligation exceeded the fair value of the pension plan assets for the years ended September 30, 1997 and 1996. For the year ended September 30, 1996, the Company reduced to zero the additional minimum liability of $517,000 (the intangible asset of $111,000 and pension adjustment of $406,000 in stockholders' equity) that was recorded in the year ended September 30, 1995.

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5 and 5.0 percent, respectively, at September 30, 1997, and 8.0 and 5.0 percent, respectively, at September 30, 1996. The expected long-term rate of return on assets was 8.5 percent at September 30, 1997 and 1996.

     The net pension cost for the fiscal years ended September 30, 1997 and 1996, included the following components:

(dollars in thousands)                              1997               1996
---------------------------------------------------------------------------
Service costs                                     $1,011            $   809
Interest cost on projected benefit obligation        745                609
Actual return on plan assets                      (2,050)              (362)
Net amortization and deferral                      1,502                 66
                                                 -------           --------
Net periodic pension plan cost                    $1,208             $1,122
                                                 =======           ========

Employee stock ownership plan

     The Company has an Employee Stock Ownership Plan (ESOP) that covers eligible full-time employees. Contributions to the ESOP are determined annually by the Company's Board of Directors. In addition, the ESOP may purchase stock from the Company or its stockholders. Provisions for contributions to the ESOP were $1,534,000, $1,445,000 and $1,046,000 for the years ended September 30,
1997, 1996 and 1995, respectively.

     At September 30, 1997, the ESOP held 970,566 shares of Company stock. The amount of dividends on ESOP shares were $81,000, $94,000 and $64,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     Company stock held and paid for by the ESOP is allocated annually to participants based on employee compensation levels. Participants vest in the allocated shares at rates ranging from 0% to 30% after 1 to 7 years of employment until fully vested.

Defined contribution plans

     The Company offers 401(k) plans for eligible employees. Eligible employees may contribute up to 15% of compensation. The Company provides a matching contribution which either vests immediately or over five years. The Company contributions to 401(k) plans were $673,000, $470,000 and $363,000 for years ended September 30, 1997, 1996 and 1995, respectively. During fiscal 1995, the Company established a supplemental retirement and savings plan for certain officers and senior management employees. Company contributions to that plan were $132,000, $104,000 and $91,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

Officers' incentive plan

     The Company has an executive compensation plan for the benefit of officers. Benefits are payable based on the achievement of financial and performance objectives, which are set annually by the Board of Directors, and the market value of the Company's stock. Total expenses under the plan were $3,842,000, $3,560,000 and $4,030,000 for the years ended September 30, 1997, 1996 and 1995, respectively. The incentive earned each year is paid 50% currently, and the balance is payable over a four-year period, subject to certain adjustments, as defined in the plan, based on employment status and the market value of the Company's common stock. At September 30, 1997 and 1996, the long-term officers' incentive plan payable was $3,475,000 and $3,678,000, respectively.

Employee incentive plans

     The Company has incentive plans for eligible employees not covered under the executive compensation plan. Awards under these plans are paid annually and are based on the achievement of certain financial and performance objectives. Total expenses under these plans were $5,211,000, $4,426,000 and $5,401,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

10.  Stock

Common

     A total of 35,000,000 shares of common stock, $.01 par value, are authorized, of which 13,474,382 shares (including 12,114 shares of treasury stock) were outstanding at September 30, 1997, and 13,286,222 shares (including 15,938 shares of treasury stock) were outstanding at September 30, 1996.

Preferred

     A total of 1,000,000 shares of preferred stock, $.01 par value, are authorized; no preferred stock has been issued.

11.  Stock Option Plans

     The Company has two stock option plans, one of which is for the granting of stock options, stock appreciation rights, restricted stock and common stock that reserves shares of common stock for issuance to officers, key employees and non-employee directors. The Company accounts for the fair value of its stock options under these plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to apply the provisions of APB No. 25, and provide the pro forma disclosures of SFAS No. 123. Granted awards generally have a maximum term of ten years and vest over one to five years. Under this plan approved by the stockholders, the total number of shares that may be granted is 1,400,000. The other plan is limited to the former employees of RMT, who as of the merger date, held unexpired and unexercised stock option grants under the RMT stock option plans. Granted awards have a maximum term of ten years and vest over three years. The total number of issuable options under the plan is 650,800.

     The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30:

                                                  1997             1996
-----------------------------------------------------------------------
Expected life (years)                             5                5
Interest rate                                     6.5%             6.2%
Volatility                                        45 %             45 %
Dividend yield                                    0  %             0  %


     The following  information regarding these option plans for the years ended
September 30 is as follows:

                                   1997                           1996                          1995
                                   ----                           ----                          ----
                                    Weighted-average              Weighted-average              Weighted-average
                          Options   exercise price       Options   exercise price      Options   exercise price
----------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year       1,387,767       $12.21        1,324,407      $  6.72         1,176,529       $ 4.95
Granted                     613,261       $36.82          285,500      $ 32.57           365,378       $11.28
Exercised                  (141,452)      $ 7.19         (222,140)     $  5.62          (217,500)      $ 4.83
Forfeited                   (17,000)      $28.96               --      $    --                --       $   --
                          ---------                     ----------                     ----------
Outstanding at
  end of year             1,842,576       $20.63        1,387,767       $12.21         1,324,407       $ 6.72
                          =========                     =========                      =========

Options exercisable
  at year end               782,358      $  5.33          693,902      $  3.73           759,029       $ 3.61
                          =========                     =========                      =========

     The weighted-average fair value of options granted for the years ended September 30, 1997 and 1996 was $17.47 and $15.35, respectively.

     The following table summarizes information about significant fixed-price stock option groups outstanding at September 30, 1997:

                                                    Options outstanding                                      Options exercisable
                                                --------------------------                             -----------------------------
                                    Number      Weighted average remaining     Weighted average        Number       Weighted average
Range of exercise prices         outstanding           contractual life         exercise price        outstanding    exercise  price
------------------------------------------------------------------------------------------------------------------------------------
$  .92 to $ 8.50                   725,026                  3.85                $    2.87               640,018           $  2.25
$13.25 to $19.31                   230,000                  4.63                $   16.87               104,000           $ 13.90
$20.75 to $33.88                   347,550                  6.77                $   30.82                27,340           $ 23.73
$34.00 to $40.00                   417,500                  8.68                $   38.02                 9,000           $ 40.00
$41.13 to $45.63                   122,500                  8.50                $   44.69                 2,000           $ 41.88
                                 ---------                                                             --------
$  .92 to $45.63                 1,842,576                  5.90                $   20.63               782,358           $  5.33
                                 =========                                                             ========

     Stock-based compensation under SFAS No. 123 would have had the following pro forma effects for the years ended September 30:

(In thousands, except per share data)           1997                   1996
---------------------------------------------------------------------------
Net income, as reported                     $20,686                 $17,423
                                            =======                 =======
Pro forma net income                        $18,091                 $17,002
                                            =======                 =======
Earnings per share, as reported             $  1.46                 $  1.25
                                            =======                 =======
Pro forma earnings per share                $  1.27                 $  1.22
                                            =======                 =======

     The pro forma effect on net income for each of the years ended September 30, 1997 and 1996 may not be representative of the effects on reported net income in future years.

12.  Commitments and Contingencies

     The Company conducts certain of its operations in facilities occupied under non-cancelable operating leases with lease terms in excess of one year. The leases provide for annual increases based upon the Consumer Price Index or fixed increments.

     Minimum future rental commitments under operating leases are as follows:

Year ending September 30,               (dollars in thousands)
--------------------------------------------------------------
1998                                                   $ 7,806
1999                                                     8,162
2000                                                     7,174
2001                                                     6,582
2002                                                     4,316
Thereafter                                              34,016
                                                     ---------
                                                       $68,056
                                                     =========

     Rent expense under operating leases, including month-to-month leases, was $6,413,000, $4,821,000 and $3,030,000 for the years ended September 30, 1997,
1996 and 1995, respectively.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

13.  Segment Information

     The Company operates principally in the financial services industry. Operations in other industries are less than 10% of consolidated revenues. The Company's international operations consist primarily of sales and service offices. Substantially all foreign sales are exports. The Company's revenues from customers outside the United States were $33,879,000, $26,142,000 and $16,370,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

14.  Other Income (Expense)

     Other income (expense) for the years ended September 30, 1997, 1996 and 1995, consists of the following:

(dollars in thousands)                 1997              1996             1995
------------------------------------------------------------------------------
Interest income                     $ 2,040            $1,748           $1,574
Equity loss in investments           (2,082)             (821)             (97)
Investment write-off                   (773)           (1,535)              --
Foreign currency gain (loss)           (677)              (97)             261
Acquisition expenses                   (558)               --               --
Interest expense                       (336)             (223)            (243)
Other                                   176               114               67
                                   --------           -------          -------
                                    $(2,210)           $ (814)          $1,562
                                    ========           ======           ======

15.  Subsequent Events

     On November 26, 1997, the Company entered into an option agreement to purchase undeveloped land in San Rafael, California, with the intention of constructing an office complex to accommodate future growth. On December 1, 1997, the Company exercised the option to purchase the land for $9.35 million plus amounts necessary to reimburse certain costs incurred by the seller as defined in the agreement. The consummation of the purchase is subject to a variety of closing conditions, including receipt of required government approvals.

         On November 26, 1997, the Company also signed a lease agreement and land purchase agreement related to the undeveloped land discussed in the above paragraph. However, these agreements will not be in effect if the purchase of the land described in the above paragraph is consummated.

16.  Supplementary Financial Data (Unaudited)

     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September
30, 1997. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments
(consisting of only normal recurring adjustments) necessary for a fair statement of the consolidated financial information for the period presented.

(in thousands except                Dec. 31,          Mar. 31,          June 30,        Sept. 30,
  per share data)                     1995              1996             1996              1996
-------------------------------------------------------------------------------------------------
Revenues                             $34,218           $36,950           $39,213          $45,532
Cost of revenues                      13,531            13,838            14,622           15,741
                                    --------         ---------         ---------        ---------
Gross profit                         $20,687           $23,112           $24,591          $29,791
                                    ========         =========         =========        =========
Net income                            $3,785            $4,573            $4,867           $4,198
                                    ========         =========         =========        =========
Earnings per share                      $.27              $.33              $.35             $.30
                                    ========         =========         =========        =========
Shares used in computing
   earnings per share                 13,791            13,857            13,829           13,891
                                    ========         =========         =========        =========

(in thousands except                Dec. 31,          Mar. 31,          June 30,        Sept. 30,
   per share data)                    1996              1997             1997              1997
-------------------------------------------------------------------------------------------------
Revenues                             $43,337           $48,366           $51,074          $56,232
Cost of revenues                      16,372            17,825            18,715           19,654
                                    --------         ---------         ---------        ---------
Gross profit                         $26,965           $30,541           $32,359          $36,578
                                    ========         =========         =========        =========
Net income                            $4,698            $5,370            $4,294           $6,324
                                    ========         =========         =========        =========
Earnings per share                      $.33              $.38              $.30             $.44
                                    ========         =========         =========        =========
Shares used in computing
   earnings per share                 14,144            14,228            14,325           14,452
                                    ========         =========         =========        =========

     The financial data for the above quarterly information has been restated to reflect the merger, effective July 1997, between Fair, Isaac and Company, Incorporated and Risk Management Technologies which has been accounted for under the pooling-of-interests method.



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information regarding Directors of the registrant is incorporated by reference from the information under the caption "Election of Directors - Nominees" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 1998.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Compensation of Directors and Executive Officers," "Compensation Committee Interlocks and Insider Participation," and "Director Consulting Arrangements" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Director Consulting Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                          Reference Page
                                                                                             Form 10-K
(a)  1.    Consolidated financial statements:

           Report of Independent Auditors...............................................        23

           Consolidated statements of income for each of the years
                in the three-year period ended September 30, 1997.......................        24

           Consolidated balance sheets at September 30, 1997 and
                September 30, 1996......................................................        25

           Consolidated statements of stockholders' equity for each of the
                years in the three-year period ended September 30, 1997.................        26

           Consolidated statements of cash flows for each of the
                years in the three-year period ended September 30, 1997.................        27

           Notes to consolidated financial statements...................................        28

     2.    Financial statement schedule:

           II  Valuation and qualifying accounts at September 30, 1997 and 1996.........        47

     3.    Exhibits:

         2.1 Asset Purchase Agreement, dated December 31, 1992, by and between the Company and DynaMark, Inc., filed as Exhibit 2.1 to the Company's report on Form 8-K dated December 31, 1992, and incorporated herein by reference.

         2.2 Agreement and Plan of Reorganization, dated June 12, l997, among the Company, FIC Acquisition Corporation, Risk Management Technologies ("RMT"), and the shareholders and optionholders of RMT. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission on request.

         2.3 Employment Agreement, dated July 21, l997, by and between the Company and David LaCross.*

         2.4 Employment and Non-Competition Agreement, dated December 31, 1992, by and between the Company and Kenneth M. Rapp, filed as
                  Exhibit 2.2 to the Company's report on Form 8-K dated December 31, 1992, and incorporated herein by reference.*

         3.1      Restated Certificate of Incorporation of the Company.

         3.2      Restated By-laws of the Company.

         4.1 Registration Rights Agreement, dated June 23, l997, among the Company, David LaCross and Kathleen O. LaCross, Trustees U/D/T dated April 2, 1997, Jefferson Braswell, Software Alliance LLC, Robert Ferguson, James T. Fan and Leland Prussia.

         4.2 Registration Rights Agreement, dated September 30, 1996, among the Company, Donald J. Sanders, Paul A. Makowski and Lawrence
                  E. Dukes, filed as Exhibit 4.2 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

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

         10.8 First Amendment to the Company's 1987 Stock Option Plan, filed as Exhibit 10.11 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference.*

         10.9 First Amendment to the Company's Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference.*

         10.10 Amendment No.1 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995).*

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

         10.14 Construction Loan Agreement, dated September 5, 1991, between 111 Partners and the Company filed as Exhibit 10.21 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

         10.15 Amendment No.2 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995).*

         10.16 The Company's 1992 Long-Term Incentive Plan as amended and restated effective November 21, 1995, filed as Exhibit 10.16 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.*

         10.17    Amendment  No.3  to  the  Company's   Stock  Option  Plan  for
                  Non-Employee Directors.*

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

         10.23 Fourth Contract Extension, dated April 7, 1995, to the Consulting Contract between the Company and William R. Fair, filed as Exhibit 10.23 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.*

         10.24 Exchange Agreement and Plan of Reorganization, dated July 19, 1996, among DynaMark, Inc., Printronic Corporation of America, Inc., Leo R. Yochim, and Susan Keenan, filed as Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.25    Agreement  and  Plan  of  Merger  and  Reorganization,   dated
                  September 30, 1996, among the Company, FIC Acquisition Corporation, Credit & Risk Management Associates, Inc., Donald
                  J. Sanders,  Paul A. Makowski and Lawrence E. Dukes,  filed as
                  Exhibit 10.25 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.26 Contract between the Company and Dr. Robert M. Oliver, dated April 2, 1996, filed as Exhibit 10.26 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.*

         10.27 Letter of Intent dated July 15, 1996, between the Company and Village Properties, and the First Amendment thereto dated July 18, 1996, filed as Exhibit 10.27 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.28 Office Building Lease, dated November 14, 1996, between the Company and Regency Center, filed as Exhibit 10.28 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.29 Sixth and Seventh Addenda to the Lease, dated July 1, 1993, between the Company and the Joseph and Eda Pell Revocable Trust, filed as Exhibit 10.29 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.30 First and Second Addenda to the Lease dated July 10, 1993, between the Company and the Joseph and Eda Pell Revocable Trust, filed as Exhibit 10.30 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.31 Fifth Addendum to the Lease, dated October 11, 1993, between the Company and the Joseph and Eda Pell Revocable Trust, filed as Exhibit 10.31 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.32 First Addendum to Lease, dated August 13, l997, by and between the Company and Regency Center.

         10.33 Option Agreement, dated November 26, l997, by and between the Company and Village Builders, L.P.

         10.34 Leasehold Improvements Agreement, dated November 26, l997, by and between the Company and Village Builders, L.P.

         10.35 Lease, dated March 11, l997, by and between DynaMark, Inc. and CSM.

         10.36 First Amendment to Lease, dated September 24, l997, by and between DynaMark, Inc. and CSM.

         10.37 Chase Database Agreement, dated October 29, l997, by and among DynaMark, Inc. and Chase Manhattan Bank USA, National Association. Confidential treatment has been requested for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Commission.

         11.1     Computation of net income per common share.

         21.1     Subsidiaries of the Company.

         23.1     Consent  of KPMG  Peat  Marwick  LLP (see page 48 of this Form
                  10-K).

         24.1     Power of Attorney (see page 46 of this Form 10-K).

         27       Financial Data Schedule.

         *    Management contract or compensatory plan or arrangement.

(b)        Reports on Form 8-K:

           No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  December 26, 1997
                                      By    /s/ PETER L. MCCORKELL
                                        ----------------------------------------
                                                Peter L. McCorkell
                                         Senior Vice President, Secretary and
                                                  General Counsel

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

        LARRY E. ROSENBERGER                President, Chief Executive Officer                 December 26, 1997
----------------------------------------    (Principal Executive Officer) and Director
        Larry E. Rosenberger

            PATRICIA COLE                   Senior Vice President, Chief                       December 26, 1997
----------------------------------------    Financial Officer and Controller
            Patricia Cole

          A. GEORGE BATTLE                  Director                                           December 26, 1997
----------------------------------------
          A. George Battle

          BRYANT J. BROOKS                  Director                                           December 26, 1997
----------------------------------------
          Bryant J. Brooks

          H. ROBERT HELLER                  Director                                           December 26, 1997
----------------------------------------
          H. Robert Heller

           GUY R. HENSHAW                   Director                                           December 26, 1997
----------------------------------------
           Guy R. Henshaw

         DAVID S. P. HOPKINS                Director                                           December26, 1997
----------------------------------------
         David S. P. Hopkins

          ROBERT M. OLIVER                  Director                                           December 26, 1997
----------------------------------------
          Robert M. Oliver

         ROBERT D. SANDERSON                Director                                           December 26, 1997
----------------------------------------
         Robert D. Sanderson

          JOHN D. WOLDRICH                  Director                                           December 26, 1997
----------------------------------------
          John D. Woldrich

                                                                     SCHEDULE II

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
                                   RULE 12-09
                           SEPTEMBER 30, 1997 AND 1996


                                                    Additions
                             Balance at   -----------------------------                      Balance at
                             Beginning        Charged                                          End of
       Description           of Period      to Expense     Other (1)       Write-offs          Period
       -----------           ---------      ----------     ---------       ----------          ------
September 30, 1997:

  Allowance for Doubtful
         Accounts             $485,000       $438,000       $  --          $(165,000)         $758,000


September 30, 1996:

  Allowance for Doubtful
         Accounts             $332,450       $600,000       $11,000        $(458,450)         $485,000


September 30, 1995:

  Allowance for Doubtful
         Accounts             $539,000       $ 16,000       $  --          $(222,550)         $332,450

(1) Amount represents the allowance recorded due to the acquisition of Credit & Risk Management Associates, Inc.

                         Consent of Independent Auditors




The Board of Directors
Fair, Isaac and Company, Incorporated:


     We consent to incorporation by reference in the registration statement (No. 33-20349) on Form S-8, the registration statement (No. 33-26659) on Form S-8, the registration statement (No. 33-63428) on Form S-8, the registration statement (No. 333-02121) on Form S-8, the registration statement (No. 333-32309) on Form S-8, the registration statement (No. 333-42473) on Form S-3 of Fair, Isaac and Company, Incorporated and subsidiaries of our reports dated October 29, 1997, except as to note 15, which is as of December 1, 1997, relating to the consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended September 30, 1997, which reports appear in the September 30, 1997 annual report on Form 10-K of Fair, Isaac and Company, Incorporated, and subsidiaries.



KPMG PEAT MARWICK LLP


San Francisco, California
December 26, 1997

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
        REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

Exhibit No.    Exhibit
-----------    -------

2.2 Agreement and Plan of Reorganization, dated June 12, l997, among the Company, FIC Acquisition Corporation, Risk Management Technologies ("RMT"), and the shareholders and optionholders of RMT. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission on request.

2.3 Employment Agreement, dated July 21, l997, by and between the Company and David LaCross.

3.1            Restated Certificate of Incorporation of the Company.

3.2            Restated By-laws of the Company.

4.1 Registration Rights Agreement dated June 23, l997, among the Company, David LaCross and Kathleen O. LaCross, Trustees U/D/T dated April 2, 1997, Jefferson Braswell, Software Alliance LLC, Robert Ferguson, James T. Fan and Leland Prussia.

10.10 Amendment No.1 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995).

10.15 Amendment No.2 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995).

10.17          Amendment   No.3  to  the   Company's   Stock   Option  Plan  for
               Non-Employee Directors.

10.32 First Addendum to Lease, dated August 13, l997, by and between the Company and Regency Center.

10.33 Option Agreement, dated November 26, l997, by and between the Company and Village Builders, L.P.

10.34 Leasehold Improvements Agreement, dated November 26, l997, by and between the Company and Village Builders, L.P.

10.35 Lease dated March 11, l997, by and between DynaMark, Inc. and CSM.

10.36 First Amendment to Lease, dated September 24, l997, by and between DynaMark, Inc. and CSM.

10.37 Chase Database Agreement, dated October 29, l997, by and among DynaMark, Inc. and Chase Manhattan Bank USA, National Association. Confidential treatment has been requested for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Commission.

11.1           Computation of net income per common share.

21.1           Subsidiaries of the Company.

23.1           Consent of KPMG Peat Marwick LLP (see page 48 of this Form 10-K).

24.1           Power of Attorney (see page 46 of this Form 10-K).

27             Financial Data Schedule.