Form 10-Q
period 1997-12-31
FAIR ISAAC & COMPANY INC
filed 1998-02-13
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------

                                    FORM 10-Q

     (Mark One)

       [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

       [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

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

                                   -----------

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

     The number of shares of Common Stock, $0.01 par value per share, outstanding on February 9, 1998, was 13,648,300.


                                             TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements..............................................................               3

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations..................................................................               8


PART II.  OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders...............................              13

ITEM 6.      Exhibits and Reports on Form 8-K..................................................              13


SIGNATURES   ................................................................................                14

EXHIBIT INDEX..................................................................................              15


                                              PART I - FINANCIAL INFORMATION

                                               ITEM 1. Financial Statements.

                                           FAIR, ISAAC AND COMPANY, INCORPORATED
                                                CONSOLIDATED BALANCE SHEETS
                                         December 31, 1997 and September 30, 1997

                                                  (dollars in thousands)


                                                                       December 31                September 30
                                                                       -----------                ------------

ASSETS
Current assets:
   Cash and cash equivalents                                           $    11,497                  $  13,209
   Short-term investments                                                    5,110                      6,108
   Accounts receivable, net                                                 35,827                     36,147
   Unbilled work in progress                                                19,254                     18,176
   Prepaid expenses and other current assets                                 3,873                      3,673
   Deferred income taxes                                                     4,506                      4,517
                                                                       -----------                  ---------
       Total current assets                                                 80,067                     81,830

Long-term investments                                                       12,591                     13,261
Property and equipment, net                                                 38,629                     34,486
Intangibles, net                                                             8,242                      8,361
Deferred income taxes                                                        3,369                      3,369
Other assets                                                                 3,966                      3,921
                                                                       -----------                  ---------
                                                                       $   146,864                  $ 145,228
                                                                       ===========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities                      $    11,721                  $   8,228
   Accrued compensation and employee benefits                               12,275                     19,160
   Billings in excess of earned revenues                                     7,097                      6,346
   Capitalized leases                                                          396                        369
                                                                       -----------                  ---------
       Total current liabilities                                            31,489                     34,103

Other liabilities                                                            6,258                      6,753
Capitalized leases                                                           1,102                      1,183
Commitments and contingencies                                                 --                          --
                                                                       -----------                  ---------
   Total liabilities                                                        38,849                     42,039
                                                                       -----------                  ---------

Stockholders' equity:
   Preferred stock                                                             --                         --
   Common stock                                                                135                        135
   Paid in capital in excess of par value                                   27,088                     26,025
   Retained earnings                                                        81,150                     77,453
   Less treasury stock (11,933 shares at cost at 12/31/97;
     12,114 at 9/30/97)                                                       (426)                      (433)
   Cumulative translation adjustments                                         (264)                      (308)
   Unrealized gains on investments                                             332                        317
                                                                       -----------                  ---------
   Total stockholders' equity                                              108,015                    103,189
                                                                       -----------                  ---------
                                                                       $   146,864                  $ 145,228

                See accompanying notes to the consolidated financial statements.

                                       3

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

              For the three months ended December 31, 1997 and 1996
                  (dollars in thousands, except per share data)


                                                          Three Months Ended
                                                              December 31
                                                      --------------------------

                                                           1997          1996
                                                           ----          ----



Revenues                                              $    53,511    $    43,337

Costs and expenses:
     Cost of revenues                                      20,008         16,372
     Sales and marketing                                    8,604          6,005
     Research and development                               6,598          3,543
     General and administrative                            11,398          9,482
     Amortization of intangibles                              321            336
                                                      -----------    -----------
         Total costs and expenses                          46,929         35,738
                                                      -----------    -----------

Income from operations                                      6,582          7,599
Other income, net                                              29            107
                                                      -----------    -----------
Income before income taxes                                  6,611          7,706
Provision for income taxes                                  2,644          3,008
                                                      -----------    -----------
Net income                                            $     3,967    $     4,698
                                                      ===========    ===========

Earnings per share:
     Diluted                                          $       .28    $       .33
                                                      ===========    ===========
     Basic                                            $       .29    $       .35
                                                      ===========    ===========

Shares used in computing earnings per share:
     Diluted                                           14,346,000     14,155,000
                                                      ===========    ===========
     Basic                                             13,489,000     13,291,000
                                                      ===========    ===========

        See accompanying notes to the consolidated financial statements.

                                           FAIR, ISAAC AND COMPANY, INCORPORATED

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the three months ended December 31, 1997 and 1996
                                                  (dollars in thousands)

                                                                                                           Three Months Ended
                                                                                                                December 31
                                                                                                       -----------------------------

                                                                                                         1997                1996
                                                                                                         ----                ----
Cash flows from operating activities:
     Net income                                                                                        $  3,967            $  4,698
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                                                    3,474               2,617
         Deferred compensation                                                                              240                --
         Equity loss in investment                                                                          170                 461
         Deferred income taxes                                                                               26                 (92)
         Change to reflect change in Risk Management
            Technologies fiscal year                                                                       --                  (214)
         Changes in operating assets and liabilities:
           Decrease in accounts receivable                                                                  364               1,568
           Increase in unbilled work in progress                                                         (1,078)             (1,188)
           Decrease (increase) in prepaid expenses and other assets                                        (200)                657
           Increase in other assets                                                                         (45)               (711)
           Increase in accounts payable and other accrued liabilities                                     3,083               1,284
           Decrease in accrued compensation and employee benefits                                        (6,885)             (6,724)
           Increase in billings in excess of earned revenues                                                751               1,690
           Increase (decrease) in other liabilities                                                      (1,119)                 91
                                                                                                       --------            --------
              Net cash provided by operating activities                                                   2,748               4,137
                                                                                                       --------            --------

Cash flows from investing activities:
     Purchases of property and equipment                                                                 (6,008)             (3,556)
     Purchase of DynaMark, Printronic and CRMA                                                              (91)                (78)
     Purchases of investments                                                                              (351)               --
     Proceeds from maturities of investments                                                              2,019               3,459
                                                                                                       --------            --------
         Net cash used by investing activities                                                           (4,431)               (175)
                                                                                                       --------            --------

Cash flows from financing activities:
     Principal payments of capital lease obligations                                                        (94)               (125)
     Issuance of common stock                                                                               335                  98
     Dividends paid                                                                                        (270)               (252)
                                                                                                       --------            --------
         Net cash used by financing activities                                                              (29)               (279)
                                                                                                       --------            --------

Increase (decrease) in cash and cash equivalents                                                         (1,712)              3,683
Cash and cash equivalents, beginning of period                                                           13,209              11,487
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $ 11,497            $ 15,170
                                                                                                       ========            ========

                See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Earnings Per Share

   The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                      Three months ended December 31,
(in thousands, except per share data)                                           1997             1996
-----------------------------------------------------------------------------------------------------
Numerator - Net income                                                      $  3,967         $  4,698
                                                                            ========         ========
Denominator - Shares:
     Diluted weighted-average shares and assumed conversions
        of stock options                                                      14,346           14,155
     Effect of dilutive securities - employee stock options                     (857)            (864)
                                                                            --------         --------
     Basic weighted-average shares                                            13,489           13,291
                                                                            ========         ========
Earnings per share:
     Diluted                                                                $    .28         $    .33
                                                                            ========         ========
     Basic                                                                  $    .29         $    .35
                                                                            ========         ========

   Options to purchase 132,000 and 59,000 shares of common stock at prices ranging from $41.88 to $45.63 and $40.00 to $41.88 were outstanding at December 31, 1997 and 1996, respectively. The options were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares for the three-months ended December 31, 1997 and 1996.

Note 2        Cash Flow Statement

   Supplemental disclosure of cash flow information:

                                                                      Three months ended December 31,
(dollars in thousands)                                                          1997             1996
-----------------------------------------------------------------------------------------------------
Income tax payments                                                         $  1,058          $   902
Interest paid                                                               $     31          $    85

Non-cash investing and financing activities:
   Tax benefit of stock options                                             $    384          $   --
   Purchase of CRMA with common stock                                       $    111          $   --
   Capital lease obligations                                                $     40          $   --
   Issuance of common stock to ESOP                                         $    --           $   969
   Contributions of treasury stock to ESOP                                  $    --           $   499

Note 3        Merger

     In July 1997, the Company issued 1,252,665 shares of its common stock (including 544,218 shares underlying options assumed by the Company) in connection with the merger with Risk Management Technologies (RMT). The acquisition has been accounted for under the pooling-of-interests method. Accordingly, the financial statements have been restated for all prior periods to include RMT. Further, all common share and per share data have been restated for prior periods.

     RMT previously used the fiscal year ended December 31 for its financial reporting. RMT's operating results for the year ended December 31, 1996 are included in the accompanying balance sheet in the line item retained earnings. The statement of income's comparative 1997 results reflect the operations of the Company and RMT for the three-month period ended December 31, 1996. Accordingly, the duplication of RMT's net income, for the three months ended December 31, 1996, has been adjusted by a $214,000 charge to retained earnings in fiscal 1997. The balance sheet at September 30, 1996 has been derived from the combination of the audited consolidated financial statements of the Company at that date and the audited financial statements of RMT at December 31, 1996.

Note 4        Accounting Pronouncements

   In June 1997, the FASB issued SFAS No. 130, iReporting Comprehensive Income.i SFAS No. 130 established standards for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in iother comprehensive income.i SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to conform its consolidated financial statements to this pronouncement.

     In June 1997, the FASB issued SFAS No. 131, iDisclosures about Segments of an Enterprise and Related Information.i This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to conform its consolidated financial statements to this pronouncement.

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

     Both internal and external factors accounted for the decrease in the Company's operating margin during the quarter ended December 31, 1997 compared with the same period in fiscal l997. The Company implemented hiring and investment plans based on greater planned revenue growth than was achieved. Reflecting heavy investment in future revenue streams, research and development costs and sales and marketing costs for the quarter were significantly higher than in the first three months of fiscal 1997. The Company's operating margin during the quarter was also impacted by external factors such as financial services industry consolidations and focus by Company's clients on Year 2000 compliance.

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

                                                               Period-to-Period
                                     Percentage of            Percentage Changes
                                        Revenue                  Quarter Ended
                                     Quarter Ended                 12/31/97
                                     December 31,                 Compared to
                                  1997           1996              12/31/96
--------------------------------------------------------------------------------
Credit
   Fixed-price                     23%            29%                   (1%)
   Usage-priced                    52%            50%                   28%
DynaMark                           17%            14%                   57%
RMT                                 3%             4%                  (22%)
Insurance                           4%             3%                   77%
Healthcare Information              1%            --                    NM
                               -------         ------
Total revenues                    100%           100%                   23%
                               =======         ======
NM = Not meaningful

     A decline in sales of credit application scorecards and credit application processing primarily accounted for the decreases in fixed-price credit revenues in the quarter ended December 31, 1997. Revenues from sales of credit application scorecards and credit application processing software decreased by approximately 16 percent in the quarter, compared with the same period of fiscal 1997 due primarily to a decline in revenues derived from markets outside the United States. Revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects in the three-month period ended December 31, 1997, were up 24 percent from the same period of fiscal 1997 due primarily to the release of the next version of TRIAD software.

     The increase in usage revenues from the Credit business unit in the quarter ended December 31, 1997, compared with the same period the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues for the credit bureau scoring services in the three-months ended December 31, 1997, were approximately 27 percent higher than in the first three months of fiscal 1997; approximately one-third of this increase was due to the receipt of usage revenue pertaining to prior years from audits of clients. Revenues from credit account management services delivered through third-party processors in the most recent three months were 25 percent higher than in the corresponding period of fiscal 1997.

     Revenues from credit bureau-related services have increased rapidly in each of the last three fiscal years and accounted for approximately 35 percent of revenues in fiscal 1997. Revenues from services provided through bankcard processors also increased in each of these years, due primarily to increases in the number of accounts at each of the major processors.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth and improvement in operating margins over the last three fiscal years. While the Company has been very successful in extending or renewing such agreements in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., Experian Information Solutions, Inc. (formerly TRW Information Systems & Services), and Trans Union Corporation each accounted for approximately eight to ten percent of the Company's total revenues in fiscal 1996 and 1997.

     On November 14, 1996, it was announced that Experian had been acquired by CCN Group Ltd., a subsidiary of Great Universal Stores, PLC. CCN is the Company's largest competitor, worldwide, in the area of credit scoring. TRW/Experian has offered scoring products developed by CCN in competition with those of the Company for several years. The acquisition has had no apparent impact on the Company's revenues from Experian.

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

     Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1997, such intercompany revenue represented more than fourteen percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. The increase in DynaMark's revenues shown in the foregoing table, which excludes such intercompany revenues, was due primarily to increased revenues from customers in the financial services industry. RMT's revenues decreased in the quarter ended December 31, l997 due to the impact of bank consolidations.

     The increases in Insurance revenues for the three-month period ended December 31, 1997, compared with the same period in fiscal 1997, were due primarily to strong growth in insurance scoring services offered through consumer reporting agencies. In the quarter ended December 31, l997, the Company's new business unit, Healthcare Information, introduced a receivables management system for hospitals and healthcare providers and derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., patient's fulfillment of prescriptions and taking them to completion). This unit had no recorded revenues in the corresponding quarter in fiscal 1997.

     Revenues derived from outside of the United States represented approximately 17 percent of total revenues in the quarter ended December 31, 1997, compared with 16 percent of total revenues in the same period a year earlier.

     Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1997, and in the three-months ended December 31, 1997. The Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

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

                                                                                         Period-to-Period
                                                Percentage of Revenue                   Percentage Changes
                                                ---------------------                   ------------------
                                                                                           Quarter Ended
                                                    Quarter Ended                             12/31/97
                                                    December 31,                             Compared
                                               ----------------------                    to Quarter Ended
                                              1997               1996                        12/31/96
                                              ----               ----                   ------------------
Revenues...............................       100%                100%                          23%
Costs and expenses:
   Cost of revenues....................        38                  38                           22
   Sales and marketing.................        16                  14                           43
   Research and development............        12                   8                           86
   General and administrative..........        21                  22                           20
   Amortization of intangibles.........         1                   1                           (4)
                                             ----                ----
   Total costs and expenses............        88                  83                           31
                                             ----                ----
Income from operations.................        12                  17                          (13)
Other income, net......................        <1                  <1                          (73)
                                             ----                ----
Income before income taxes.............        12                  17                          (14)
Provision for income taxes.............         5                   7                          (12)
                                             ----                ----
Net income.............................         7%                 10%                         (16)
                                             ====                ====

Cost of Revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of revenues, was essentially unchanged in the quarter ended December 31, 1997, as compared with the same quarter a year earlier. Costs of ScoreNet data, as a percentage of revenues, declined from the December 1996 quarter, but this was offset by increased production costs due to above-average growth at DynaMark.

Sales and Marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. These expenses, as a percentage of revenues, increased in the three-month period ended December 31, 1997, compared with the same period in fiscal 1997, primarily due to increases in media advertising for introduction of new products and increased visibility of the Company's brand, and the costs of researching market opportunities outside the United States.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in developing products, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses increased significantly over the corresponding three-month period of fiscal 1997. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has increased emphasis on developing new technologies, especially in the area of software development. Research and development expenditures in the three month period ending December 31, l998 were primarily related to new bankruptcy scoring products for Visa (Integrated Solutions Concepts) and Trans Union, and joint product development with Deluxe Financial Services, Inc.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues, these expenses for the three-month period ended December 31, 1997, were sightly lower than in the corresponding period of fiscal 1997 due primarily to decreased expenditures for facilities expansion.

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

Other Income and expense

     Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, was essentially the same as in the three-month period a year earlier. However, interest income was offset by the increase in the Company's share of operating losses from equity investments in certain early stage development companies and foreign currency losses. The Company expects that operating losses from equity investments will not be material in the foreseeable future.

Provision for income taxes

     The Company's effective tax rate increased from 39% to 40% for the three months ended December 31, 1997 compared to December 31, 1996, primarily because net operating losses carryforward deductions were exhausted in fiscal l997.

Financial Condition

     Working capital increased from $47,727,000 at September 30, 1997 to $48,578,000 at December 31, 1997. Cash and marketable investments decreased from $27,941,000 at September 30, 1997, to $26,219,000 at December 31, 1997, due
primarily to expenditures for officer and employee incentive plans payouts, computer hardware and software, and leasehold improvements and furniture and equipment for additional office space. The Company's long-term debt is mainly due to lease and employee incentive and benefit obligations.

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

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three-month periods ended December 31, 1997 and 1996, to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1997 Form 10-K.

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

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     At the Annual  Meeting of  Stockholders  of the Company held on February 3,
1998,  the  Company's  stockholders  voted in favor of: (i) the election of nine directors to the Company's Board of Directors,  (ii) amendments to the Company's
Long-term  Incentive Plan and (iii) the ratification of KPMG Peat Marwick LLP as the  Company's  independent  auditors.  The  number of votes for,  withheld  and against,  as well as the number of abstentions  and broker  non-votes as to each matter approved at the Annual Meeting of Stockholders were as follows:
                                                                                                        Broker
Matter                           For                Withheld         Against           Abstain         Non-votes
------                           ---                --------         -------           -------         ---------
Election of Directors
A. George Battle              11,654,345             37,559            N/A              N/A                0
Bryant J. Brooks, Jr.         11,633,550             58,354            N/A              N/A                0
H. Robert Heller              11,633,432             58,472            N/A              N/A                0
Guy R. Henshaw                11,654,995             36,909            N/A              N/A                0
David S.P. Hopkins            11,654,965             36,939            N/A              N/A                0
Robert M. Oliver              11,627,222             64,682            N/A              N/A                0
Larry E. Rosenberger          11,627,695             64,209            N/A              N/A                0
Robert D. Sanderson           11,610,375             81,529            N/A              N/A                0
John D. Woldrich              11,626,630             65,274            N/A              N/A                0

Approval of Amendments to Company's Long-term Incentive Plan
                               7,901,474                N/A      2,097,058          249,162            1,444,210

Ratification of Auditors
                              11,481,843                N/A        137,999           72,062                0

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:
         24.1  Power of Attorney (see page 14 of this Form 10-Q).
         27    Financial Data Schedule.

(b)      Reports on Form 8-K:

         Two reports on Form 8-K were filed during the quarter ended December 31, 1997. On December 11, 1997, the Company filed a report announcing that it had exercised an option to purchase undeveloped land in San Rafael, with the intention of constructing an office complex to accommodate future growth. The Company filed a report on

December 16, l997 covering a press release issued December 16, l997 announcing that it expected healthy revenue growth but lower operating margin in the quarter ending December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  February 12, 1998

                                       By        /s/  PETER L. MCCORKELL
                                          --------------------------------------
                                                      Peter L. McCorkell
                                             Senior Vice President and Secretary


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

DATE:  February 12, 1998

                                       By         /s/  PATRICIA COLE
                                          --------------------------------------
                                                       Patricia Cole
                                                Senior Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

                                                                  Sequentially
Exhibit No.           Exhibit                                     Numbered Page
-----------           -------                                     -------------
24.1                  Power of Attorney                                14
27                    Financial Data Schedule                          16