Form 10-Q/A
period 1998-03-31
FAIR ISAAC & COMPANY INC
filed 1998-06-23
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  ------------

                                    FORM 10-Q

  (Mark One)

       [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                  ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____.

     The number of shares of Common Stock, $0.01 par value per share, outstanding on May 6, 1998, was 13,905,394.



                                                 TABLE OF CONTENTS

                                                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements..............................................................               3

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations..................................................................               8


PART II.  OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K..................................................              14


SIGNATURES   ..................................................................................              15

EXHIBIT INDEX..................................................................................              16



                                                   PART I - FINANCIAL INFORMATION
                                                    ITEM 1. Financial Statements.
                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                                March 31, 1998 and September 30, 1997

                                                       (dollars in thousands)


                                                                                                   March 31             September 30
                                                                                                   --------             ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                     $  17,180              $  13,209
     Short-term investments                                                                            4,607                  6,108
     Accounts receivable, net                                                                         35,396                 36,147
     Unbilled work in progress                                                                        21,142                 18,176
     Prepaid expenses and other current assets                                                         4,639                  3,673
     Deferred income taxes                                                                             4,449                  4,517
                                                                                                   ---------              ---------
       Total current assets                                                                           87,413                 81,830

Long-term investments                                                                                 12,735                 13,261
Property and equipment, net                                                                           40,363                 34,486
Intangibles, net                                                                                      11,037                  8,361
Deferred income taxes                                                                                  3,369                  3,369
Other assets                                                                                           3,772                  3,921
                                                                                                   ---------              ---------
                                                                                                   $ 158,689              $ 145,228
                                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued liabilities                                                $  12,387              $   8,228
     Accrued compensation and employee benefits                                                       15,541                 19,160
     Billings in excess of earned revenues                                                             6,993                  6,346
     Capitalized leases                                                                                  403                    369
                                                                                                   ---------              ---------
       Total current liabilities                                                                      35,324                 34,103

Other liabilities                                                                                      6,832                  6,753
Capitalized leases                                                                                       999                  1,183
Commitments and contingencies                                                                           --                     --
                                                                                                   ---------              ---------
       Total liabilities                                                                              43,155                 42,039
                                                                                                   ---------              ---------

Stockholders' equity:
     Preferred stock                                                                                    --                     --
     Common stock                                                                                        139                    135
     Paid in capital in excess of par value                                                           29,308                 26,025
     Retained earnings                                                                                86,363                 77,453
     Less treasury stock at cost (11,077 shares at 3/31/98;
         12,114 at 9/30/97)                                                                             (396)                  (433)
     Cumulative translation adjustments                                                                 (278)                  (308)
     Unrealized gains on investments                                                                     398                    317
                                                                                                   ---------              ---------
       Total stockholders' equity                                                                    115,534                103,189
                                                                                                   ---------              ---------
                                                                                                   $ 158,689              $ 145,228
                                                                                                   =========              =========

See accompanying notes to the consolidated financial statements.


                                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                                  CONSOLIDATED STATEMENTS OF INCOME

                               For the six month and three month periods ended March 31, 1998 and 1997
                                            (dollars in thousands, except per share data)


                                                                  Six Months Ended                        Three Months Ended
                                                                       March 31                                 March 31
                                                              --------------------------             -------------------

                                                               1998                1997                1998                 1997
                                                               ----                ----                ----                 ----
Revenues                                                  $    113,166        $     91,703         $     59,655        $     48,366

Costs and expenses:
    Cost of revenues                                            41,632              34,197               21,624              17,825
    Sales and marketing                                         17,329              13,204                8,725               7,199
    Research and development                                    13,980               7,742                7,382               4,199
    General and administrative                                  24,115              18,993               12,717               9,511
    Amortization of intangibles                                    576                 655                  255                 319
                                                          ------------        ------------         ------------        ------------
       Total costs and expenses                                 97,632              74,791               50,703              39,053
                                                          ------------        ------------         ------------        ------------

Income from operations                                          15,534              16,912                8,952               9,313
Other income (expense), net                                        539                (333)                 510                (440)
                                                          ------------        ------------         ------------        ------------
Income before income taxes                                      16,073              16,579                9,462               8,873
Provision for income taxes                                       6,618               6,511                3,974               3,503
                                                          ------------        ------------         ------------        ------------
Net income                                                $      9,455        $     10,068         $      5,488        $      5,370
                                                          ============        ============         ============        ============

Earnings per share:
    Diluted                                               $        .66        $        .71         $        .38        $        .38
                                                          ============        ============         ============        ============
    Basic                                                 $        .70        $        .76         $        .40        $        .40
                                                          ============        ============         ============        ============

Shares used in computing
  earnings per share:
    Diluted                                                 14,310,000          14,189,000           14,304,000          14,228,000
                                                          ============        ============         ============        ============
    Basic                                                   13,596,000          13,326,000           13,707,000          13,361,000
                                                          ============        ============         ============        ============




   See accompanying notes to the consolidated financial statements.



                                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the six months ended March 31, 1998 and 1997
                                                       (dollars in thousands)


                                                                                                             Six Months Ended
                                                                                                                  March 31
                                                                                                            -------------------
                                                                                                         1998                 1997
                                                                                                         ----                 ----
Cash flows from operating activities:
     Net income                                                                                        $  9,455            $ 10,068
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                                                    7,191               5,618
         Deferred compensation                                                                              324                --
         Gain on sale of investment                                                                        (165)               --
         Equity (gain) loss in investment                                                                   (30)              1,051
         Deferred income taxes                                                                              149                 (82)
         Change to reflect change in Risk Management
            Technologies fiscal year                                                                       --                  (214)
         Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                                       781              (3,646)
           Increase in unbilled work in progress                                                         (2,966)             (2,429)
           Increase in prepaid expenses and other assets                                                   (966)             (1,152)
           Decrease (increase) in other assets                                                              149                (936)
           Increase in accounts payable and other accrued liabilities                                     4,009                 718
           Decrease in accrued compensation and employee benefits                                        (2,212)             (4,176)
           Increase in billings in excess of earned revenues                                                647               2,012
           Increase (decrease) in other liabilities                                                        (545)                533
                                                                                                       --------            --------
              Net cash provided by operating activities                                                  15,821               7,365
                                                                                                       --------            --------

Cash flows from investing activities:
     Purchases of property and equipment                                                                (11,205)             (8,428)
     Proceeds from sale of property and equipment                                                          --                   340
     Payments for acquisitions                                                                           (3,140)                (78)
     Purchases of investments                                                                              (788)             (6,140)
     Proceeds from maturities of investments                                                              3,010               5,000
                                                                                                       --------            --------
         Net cash used by investing activities                                                          (12,123)             (9,306)
                                                                                                       --------            --------

Cash flows from financing activities:
     Principal payments of capital lease obligations                                                       (190)               (207)
     Issuance of common stock                                                                             1,028                 283
     Dividends paid                                                                                        (545)               (505)
     Repurchase of company stock                                                                            (20)               --
                                                                                                       --------            --------
         Net cash provided (used) by financing activities                                                   273                (429)
                                                                                                       --------            --------

Increase (decrease) in cash and cash equivalents                                                          3,971              (2,370)
Cash and cash equivalents, beginning of period                                                           13,209              11,487
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $ 17,180            $  9,117
                                                                                                       ========            ========

   See accompanying notes to the consolidated financial statements.

                                                                 5

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1        Earnings Per Share

   The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                             Six months ended March 31, Three months ended March 31,
(dollars in thousands, except per share data)                                     1998           1997           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Numerator - Net income                                                        $  9,455       $ 10,068       $  5,488       $  5,370
                                                                              ========       ========       ========       ========

Denominator - Shares:
     Diluted weighted-average shares and assumed conversions                    14,310         14,189         14,304         14,228
        of stock options
     Effect of dilutive securities - employee stock options                       (714)          (863)          (597)          (867)
                                                                              --------       --------       --------       --------
     Basic weighted-average shares                                              13,596         13,326         13,707         13,361
                                                                              ========       ========       ========       ========

Earnings per share:
     Diluted                                                                  $    .66       $    .71       $    .38       $    .38
                                                                              ========       ========       ========       ========
     Basic                                                                    $    .70       $    .76       $    .40       $    .40
                                                                              ========       ========       ========       ========

   Total options outstanding included 483,000 and 96,000 options to purchase shares of common stock at prices ranging from $38.25 to $45.63 and $38.25 to $41.88 at March 31, 1998 and 1997, respectively. These options were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares for the six and three months ended March 31, 1998 and 1997.

Note 2        Cash Flow Statement

   Supplemental disclosure of cash flow information:


                                                    Six months ended March 31,
(dollars in thousands)                                   1998             1997
------------------------------------------------------------------------------

Income tax payments                                      $7,282         $8,051
Interest paid                                            $   64         $  173

Non-cash investing and financing activities:
     Issuance of common stock to ESOP                    $1,323         $  969
     Tax benefit of stock options                        $  474         $  ---
     Purchase of CRMA with common stock                  $  111         $  ---
     Vesting of restricted stock                         $   84         $  ---
     Capital lease obligations                           $   40         $  ---
     Contributions of treasury stock to ESOP             $  ---         $  499

Note 3        Merger

     In July 1997, the Company issued 1,252,665 shares of its common stock (including 544,218 shares underlying options assumed by the Company) in connection with the merger with Risk Management Technologies (RMT). The acquisition has been accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements have been restated for all prior periods to include RMT. Further, all common share and per share data have been restated for prior periods.

     RMT previously used the fiscal year ended December 31 for its financial reporting. RMT's operating results for the year ended December 31, 1996 are included in the accompanying consolidated balance sheet at September 30, 1997 in the line item retained earnings. The statement of income's comparative 1997 results reflect the operations of the Company and RMT for the six-month period ended March 31, 1997. Accordingly, the duplication of RMT's net income for the three months ended December 31, 1996, has been adjusted by a $214,000 charge to retained earnings in fiscal 1997.

Note 4        Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income." SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Beginning with fiscal year 1999, management intends to conform its consolidated financial statements to this pronouncement.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Beginning with fiscal year 1999, management intends to conform its consolidated financial statements to this pronouncement.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition." This statement establishes standards for when to recognize revenue on software transactions and in what amounts for licensing, selling, leasing or otherwise marketing computer software. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of the statement in the accompanying consolidated financial statements. Beginning with fiscal year 1999, management intends to conform its consolidated financial statements to this pronouncement.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The statement standardizes the disclosure requirements for pension and other postretirement benefits. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of the statement in the accompanying consolidated financial statements. Beginning with fiscal year 1999, management intends to conform its consolidated financial statements to this pronouncement.

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


                                      Percentage of                              Percentage of
                                         Revenue                                    Revenue
                                    Three Months Ended       Percentage        Six Months Ended         Percentage
                                        March 31,              Change              March 31,              Change
                                        ---------              ------              ---------              ------
                                     1998     1997                             1998       1997
                                     ----     ----                             ----       ----
Credit
   Fixed-price                        27%        29%            13%              25%        29%             6%
   Usage-priced                       45%        49%            14%              49%        50%            21%
DynaMark                              20%        14%            77%              19%        14%            68%
RMT                                    4%         4%            13%               3%         4%           (4%)
Insurance                              3%         4%            22%               4%         3%            44%
Healthcare Information                 1%        ---             NM     less than 1%        ---             NM
                                    -----     ------                           -----      -----

Total revenues                       100%       100%            23%             100%       100%            23%
                                     ====       ====                            ====       ====

NM = Not meaningful

     The increase in fixed-price credit revenues in the quarter ended March 31, 1998 was due primarily to increased revenues from CRMA, which was acquired in September 1996 as part of the Credit business unit; sales of credit application scorecards and credit application processing software; and its end-user credit account management systems ("TRIAD") and behavior scoring projects. The increase in fixed-price credit revenues in the six-months ended March 31, 1998 was due primarily to increased revenues from CRMA and the Company's end-user credit account management systems ("TRIAD") and behavior scoring projects. CRMA's revenues were up 97 percent in the quarter and 117 percent in the six months ended March 31, 1998, compared with the same periods of the prior fiscal year. Compared with the same periods of fiscal 1997, revenues from sales of credit application scorecards and credit application processing software increased by approximately 9 percent in the quarter, and declined by 3 percent in the six-months ended March 31, 1998 due principally to a decline in revenues outside the United States. Revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects in the three- and six-month periods ended March 31, 1998, were up 20 percent and 22 percent, respectively, from the same periods of fiscal 1997 due primarily to the release of the next version of TRIAD software.

     The increase in usage revenues from the Credit business unit in the quarter and six-months ended March 31, 1998, compared with the same periods the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues for the credit bureau scoring services in the six-months ended March 31, 1998, were approximately 20 percent higher than in the first six months of fiscal 1997; approximately one-sixth of this increase was due to the recognition of usage revenue pertaining to prior fiscal years from audits of clients. Revenues from credit account management services delivered through third-party processors in the most recent three months were 18 percent higher than in the corresponding period of fiscal 1997.

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

     Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1997, such intercompany revenue represented more than fourteen percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. The increase in DynaMark's revenues shown in the foregoing table, which excludes such intercompany revenues, was due primarily to increased revenues from customers in the financial services industry. RMT's revenues slightly decreased in the six-month period ended March 31, l998 compared to the same period in fiscal 1997 due to the impact of bank consolidations, but increased by 13 percent in the quarter ended March 31, 1998 over the corresponding period in fiscal 1997.

     The increases in Insurance revenues for the three- and six-months ended March 31, 1998, compared with the same periods in fiscal 1997, were due primarily to continuing strong growth in insurance scoring services offered through consumer reporting agencies. In the quarter and six-months ended March 31, 1998, the Company's newest business unit, Healthcare Information, derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., patient's fulfillment of prescriptions and taking them to completion). This unit had no recorded revenues in the corresponding periods in fiscal 1997.

     Revenues derived from outside of the United States represented approximately 18 percent of total revenues in the quarter and six-months ended March 31, 1998, compared with 15 percent and 16 percent, respectively, of total revenues in the quarter and six-months ended March 31, 1997.

     Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1997, and in the six-months ended March 31, 1998. The Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

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


                                           Six Months                              Three Months
                                              Ended            Percentage             Ended             Percentage
                                            March 31,            Change             March 31,             Change
                                            ---------            ------             ---------             ------
                                        1998      1997                            1998     1997
                                        ----      ----                            ----     ----
Revenues                                 100%     100%            23%             100%      100%           23%
Costs and expenses:
   Cost of revenues                       37       37             22%              36        36            21%
   Sales and marketing                    15       14             31%              15        15            21%
   Research and development               12        8             81%              12         9            76%
   General and administrative             21       22             27%              21        20            34%
   Amortization of intangibles             1        1            (12)%              1         1           (20)%
                                        -----    -----                           -----    -----
     Total costs and expenses             86       82             31%              85        81            30%
                                        -----    -----                           -----    -----
Income from operations                    14       18             (8)%             15        19            (4)%
   Other income and expense               --      --              NM                1        (1)           NM
                                        -----    -----                           -----    -----
Income before income taxes                14       18             (3)%             16        18             7%
   Provision for income taxes              6        7              2%               7         7            13%
                                        -----    -----                            -----    -----
Net income                                 8%      11%            (6)%              9%       11%            2%
                                        =====    =====                           =====    =====

         NM = Not meaningful



Cost of Revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of revenues, was essentially unchanged in the three- and six-months ended March 31, 1998, as compared with the same periods a year earlier.

Sales and Marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. As a percentage of revenues, these expenses increased in the six-month period ended March 31, 1998, compared with the same period in fiscal 1997, primarily due to increases in media advertising for introduction of new products and increased visibility of the Company's brand, and the costs of researching market opportunities outside the United States. These expenses, as a percentage of revenues, were essentially unchanged, for the quarter ended March 31, 1998, as compared with the same period a year earlier.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in developing products, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses for fiscal 1998 increased significantly over the corresponding three- and six-month periods of fiscal 1997. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has increased emphasis on developing new technologies, especially in the area of software development. Research and development expenditures in the three- and six-months ended March 31, l998 were primarily related to new bankruptcy scoring products for Visa (Integrated Solutions Concept) and Trans Union, new fraud detection software products, joint product development projects with Deluxe Financial Services, Inc. and Year 2000 conversion work.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues, these expenses decreased in the six-month period ended March 31, 1998, compared with the same period in fiscal 1997, principally because stock-based performance incentives were lower this period than in the corresponding six-month period of the prior fiscal year. These expenses, as a percentage of revenues, were slightly higher in the quarter ended March 31, 1998, as compared with the same quarter a year earlier, due primarily to expenses related to office expansions that occurred after the quarter ended March 31, 1997.

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

Other Income and expense

     Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, was essentially the same as in the three- and six-month periods a year earlier. During this quarter, the Company sold its equity interest in one early stage development company which had experienced losses in prior fiscal periods and whose sale resulted in a capital gain for the Company. The Company expects that any operating losses from its remaining equity investments will not be material in the foreseeable future.

Provision for income taxes

     The Company's effective tax rate increased to 42% and 41%, respectively, in the three- and six-month periods ended March 31, 1998, from 39% in the corresponding periods of fiscal 1997, primarily because net operating losses carryforward deductions were exhausted in fiscal l997.

Financial Condition

     Working capital increased from $47,727,000 at September 30, 1997 to $52,089,000 at March 31, 1998. Cash and marketable investments increased from $27,941,000 at September 30, 1997, to $30,911,000 at March 31, 1998. The
Company's long-term obligations are mainly due to lease and employee incentive and benefit obligations.

     On December 1, 1997, the Company exercised an option to purchase undeveloped land in San Rafael, California, with the intention of constructing an office complex to accommodate future growth. Development is expected to commence in fiscal 1998 and the Company intends to fund the acquisition and development of this land through a synthetic lease arrangement, which will materially increase the Company's future operating lease expenses. Excepting external financing of this capital commitment, the Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three- and six-month periods ended March 31, 1998 and 1997, to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1997 Form 10-K.

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

YEAR 2000

     The  Company  is  performing  Year  2000  conversion  work on its  software products marketed to customers. The updated versions of its software products currently being shipped to customers are Year 2000 compliant. The Year 2000 conversion work for earlier versions of the Company's software installed at customer sites will be performed as part of the Company's normal upgrade and maintenance process. Additionally, the Company has completed its Year 2000 audit of internal systems applications and determined that approximately 95 percent of its internally developed systems are Year 2000 compliant. Applications supplied by third parties are either Year 2000 compliant or have patches currently available to bring them into compliance. The Company plans to be fully compliant by the end of fiscal l998. The Company has completed its assessments of Year 2000 conversion work and estimates that anticipated costs of Year 2000 compliance will not have a material effect on the Company's business, results of operations or financial condition. The Company has also initiated communications with third parties with whom it has major computer interfaces to determine how they are addressing Year 2000 issues and to evaluate any impact on the Company's systems. Although the Company intends to work with these third parties to resolve Year 2000 issues, the lack of resolution of Year 2000 issues by these parties may negatively impact the Company's future business operations, financial condition and results of operations. At this time the Company cannot quantify the potential impact of the third-party Year 2000 issues.

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         24.1       Power of Attorney (see page 15 of this Form 10-Q).
         27.1       Financial Data Schedule

     Revised Exhibits 27 (i) to restate financial statements covering the periods from September 30, 1995 through June 30, 1997 to account for the Company's merger with RMT on a pooling-of-interests basis and (ii) to restate EPS under FAS No. 128 for the periods from September 30, 1995 through September 30, 1997 are attached as indicated below.

         27.2      Revised Financial Data Schedule
         27.3      Revised Financial Data Schedule
         27.4      Revised Financial Data Schedule
         27.5      Revised Financial Data Schedule
         27.6      Revised Financial Data Schedule
         27.7      Revised Financial Data Schedule
         27.8      Revised Financial Data Schedule
         27.9      Revised Financial Data Schedule
         27.10     Revised Financial Data Schedule


(b)      Reports on Form 8-K:
         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  May 12, 1998

                                 By               PETER L. MCCORKELL
                                    --------------------------------------------
                                                  Peter L. McCorkell
                                          Senior Vice President and Secretary


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


DATE:  May 12, 1998

                    By                  PATRICIA COLE
                      ----------------------------------------------------------
                                        Patricia Cole
                      Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                                           Sequentially
Exhibit No.           Exhibit                              Numbered Page
-----------           -------                              -------------
24.1          Power of Attorney                                15
27.1          Financial Data Schedule                          17
27.2          Revised Financial Data Schedule                  18
27.3          Revised Financial Data Schedule                  19
27.4          Revised Financial Data Schedule                  20
27.5          Revised Financial Data Schedule                  21
27.6          Revised Financial Data Schedule                  22
27.7          Revised Financial Data Schedule                  23
27.8          Revised Financial Data Schedule                  24
27.9          Revised Financial Data Schedule                  25
27.10         Revised Financial Data Schedule                  26