Form 10-Q
period 1998-06-30
FAIR ISAAC & COMPANY INC
filed 1998-08-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           -------------------------

                                    FORM 10-Q

         (Mark One)

              [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended June 30, 1998

              [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                        OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from          to
                                                   ---------  --------

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

Yes x     No ____.

     The number of shares of Common Stock, $0.01 par value per share, outstanding on August 6, 1998, was 13,963,873.





                                TABLE OF CONTENTS
                                                                                                            Page
PART I.  FINANCIAL INFORMATION
ITEM 1.      Financial Statements..............................................................               3

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations..................................................................               9


PART II.  OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K..................................................              15


SIGNATURES.....................................................................................              16

EXHIBIT INDEX..................................................................................              17



                         PART I - FINANCIAL INFORMATION
                          ITEM 1. Financial Statements.
                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and September 30, 1997

                             (dollars in thousands)


                                                                           June 30             September 30
                                                                          ---------            ------------
ASSETS
  Current assets:
  Cash and cash equivalents                                               $  16,757               $  13,209
  Short-term investments                                                     13,742                   6,108
  Accounts receivable, net                                                   37,831                  36,147
  Unbilled work in progress                                                  20,568                  18,176
  Prepaid expenses and other current assets                                   7,737                   3,673
  Deferred income taxes                                                       4,383                   4,517
                                                                          ---------               ---------
    Total current assets                                                    101,018                  81,830

Long-term investments                                                        17,482                  13,261
Property and equipment, net                                                  37,078                  34,486
Intangibles, net                                                             10,636                   8,361
Deferred income taxes                                                         3,369                   3,369
Other assets                                                                  3,578                   3,921
                                                                          ---------               ---------
                                                                          $ 173,161               $ 145,228
                                                                          =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable and other accrued liabilities                          $  12,516               $   8,228
  Accrued compensation and employee benefits                                 19,902                  19,160
  Billings in excess of earned revenues                                       8,438                   6,346
  Capital lease obligations                                                     409                     369
                                                                          ---------               ---------
    Total current liabilities                                                41,265                  34,103

Other liabilities                                                             7,330                   6,753
Capital lease obligations                                                       895                   1,183
                                                                          ---------               ---------
    Total liabilities                                                        49,490                  42,039
                                                                          ---------               ---------

Stockholders' equity:
  Preferred stock                                                         ---------               ---------
  Common stock                                                                  139                     135
  Paid in capital in excess of par value                                     31,235                  26,025
  Retained earnings                                                          92,484                  77,453
  Less treasury stock (11,097 shares at cost at 6/30/98;
   12,114 at 9/30/97)                                                          (397)                   (433)
  Cumulative translation adjustments                                           (284)                   (308)
  Unrealized gains on investments                                               494                     317
                                                                          ---------               ---------
    Total stockholders' equity                                              123,671                 103,189
                                                                          ---------               ---------
                                                                          $ 173,161               $ 145,228
                                                                          =========               =========



See accompanying notes to the consolidated financial statements.




                      FAIR, ISAAC AND COMPANY, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

     For the nine month and three month periods ended June 30, 1998 and 1997
                 (dollars in thousands, except per share data)


                                                                     Nine Months Ended                      Three Months Ended
                                                                          June 30                                 June 30
                                                                --------------------------              --------------------------

                                                                  1998               1997                1998                 1997
                                                                  ----               ----                ----                 ----
Revenues                                                     $   177,808        $   142,777         $    64,642         $    51,074

  Costs and expenses:
  Cost of revenues                                                63,746             52,912              22,114              18,715
  Sales and marketing                                             26,612             21,265               9,283               8,061
  Research and development                                        20,925             12,755               6,945               5,013
  General and administrative                                      38,822             29,743              14,707              10,750
  Amortization of intangibles                                        982                961                 406                 306
                                                             -----------        -----------         -----------         -----------
    Total costs and expenses                                     151,087            117,636              53,455              42,845
                                                             -----------        -----------         -----------         -----------

Income from operations                                            26,721             25,141              11,187               8,229
Other income (expense), net                                          518             (1,218)                (21)               (885)
                                                             -----------        -----------         -----------         -----------
Income before income taxes                                        27,239             23,923              11,166               7,344
Provision for income taxes                                        11,385              9,561               4,767               3,050
                                                             -----------        -----------         -----------         -----------
Net income                                                   $    15,854        $    14,362         $     6,399         $     4,294
                                                             ===========        ===========         ===========         ===========

Earnings per share:
  Diluted                                                    $      1.11        $      1.01         $       .45         $       .30
                                                             ===========        ===========         ===========         ===========
  Basic                                                      $      1.16        $      1.08         $       .46         $       .32
                                                             ===========        ===========         ===========         ===========

Shares used in computing earnings per share:
  Diluted                                                     14,340,000         14,282,000          14,359,000          14,325,000
                                                             ===========        ===========         ===========         ===========
  Basic                                                       13,696,000         13,349,000          13,894,000          13,395,000
                                                             ===========        ===========         ===========         ===========



See accompanying notes to the consolidated financial statements.



                      FAIR, ISAAC AND COMPANY, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the nine months ended June 30, 1998 and 1997
                             (dollars in thousands)


                                                                          Nine Months Ended
                                                                               June 30
                                                                          ------------------
                                                                           1998         1997
                                                                           ----         ----
Cash flows from operating activities:

     Net income                                                          $ 15,854    $ 14,362
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                     11,125       8,793
         Deferred compensation                                                408          --
         Gain on sale of investment                                          (165)         --
         Equity loss in investment                                              8       1,618
         Deferred income taxes                                                311         (16)
         Change to reflect change in Risk Management
            Technologies fiscal year                                           --        (214)
         Changes in operating assets and liabilities:
           Increase in accounts receivable                                 (1,660)     (3,340)
           Increase in unbilled work in progress                           (2,392)     (5,266)
           Increase in prepaid expenses and other assets                   (4,064)     (2,245)
           Decrease (increase) in other assets                                343        (551)
           Increase in accounts payable and other accrued liabilities       4,835         596
           Increase (decrease) in accrued compensation
             and employee benefits                                          2,149        (801)
           Increase in billings in excess of earned revenues                2,092       1,823
           Increase (decrease) in other liabilities                           (47)      2,312
                                                                         --------    --------
              Net cash provided by operating activities                    28,797      17,071
                                                                         --------    --------

Cash flows from investing activities:

     Purchases of property and equipment                                  (11,447)    (16,410)
     Proceeds from sale of property and equipment                              --         340
     Payments for acquisitions of subsidiaries                             (3,146)        (78)
     Purchases of investments                                             (16,708)     (8,615)
     Proceeds from maturities of investments                                5,010       7,493
                                                                         --------    --------
         Net cash used by investing activities                            (26,291)    (17,270)
                                                                         --------    --------

Cash flows from financing activities:

     Principal payments of capital lease obligations                         (288)       (263)
     Issuance of common stock                                               2,181         779
     Dividends paid                                                          (823)       (759)
     Repurchase of company stock                                              (28)       (232)
                                                                         --------    --------
         Net cash provided (used) by financing activities                   1,042        (475)
                                                                         --------    --------

Increase (decrease) in cash and cash equivalents                            3,548        (674)
Cash and cash equivalents, beginning of period                             13,209     _11,487
                                                                         --------    --------
Cash and cash equivalents, end of period                                 $ 16,757    $ 10,813
                                                                         ========    ========

See accompanying notes to the consolidated financial statements.



                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1        Earnings Per Share

   The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                          Nine  months  ended  June 30,   Three  months  ended June 30,
(dollars in thousands, except per share data)                     1998       1997            1998        1997
-----------------------------------------------------------------------------------------------------------------------
Numerator - Net income                                         $ 15,854    $ 14,362       $  6,399    $  4,294
                                                               ========    ========        ========    ========
Denominator - Shares:
     Diluted weighted-average shares and assumed conversions     14,340      14,282         14,359      14,325
        of stock options
     Effect of dilutive securities - employee stock options        (644)       (933)          (465)       (930)
                                                               --------    --------        --------    --------
     Basic weighted-average shares                               13,696      13,349         13,894      13,395
                                                               ========    ========        ========    ========

Earnings per share:
     Diluted                                                   $   1.11    $   1.01       $    .45    $    .30
                                                               ========    ========        ========    ========
     Basic                                                     $   1.16    $   1.08       $    .46    $    .32
                                                               ========    ========        ========    ========

   Total options outstanding included 959,000 and 361,000 options to purchase shares of common stock at prices ranging from $36.50 to $45.63 and $38.25 to $41.88 at June 30, 1998 and 1997, respectively. These options were not included in the computation of diluted EPS because the exercise price for such options was greater than the average market price of the common shares for the nine and three months ended June 30, 1998 and 1997.



Note 2        Cash Flow Statement



   Supplemental disclosure of cash flow information:


                                                      Nine months ended June 30,
(dollars in thousands)                                       1998         1997
--------------------------------------------------------------------------------

Income tax payments                                         $12,489      $13,121
Interest paid                                               $    89      $   246

Non-cash investing and financing activities:
     Issuance of common stock to ESOP                       $ 1,323      $   969
     Tax benefit of stock options                           $ 1,171      $   ---
     Purchase of CRMA with common stock                     $   111      $   ---
     Vesting of restricted stock                            $    84      $   ---
     Capital lease obligations                              $    40      $   ---
     Contributions of treasury stock to ESOP                $   ---      $   499

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

     RMT previously used the fiscal year ended December 31 for its financial reporting. RMT's operating results for the year ended December 31, 1996 are included in the accompanying balance sheet at September 30, 1997 in the line item retained earnings. The statement of income's comparative 1997 results reflect the operations of the Company and RMT for the nine-month period ended June 30, 1997. Accordingly, the duplication of RMT's net income for the three months ended December 31, 1996, has been adjusted by a $214,000 charge to retained earnings in fiscal 1997.

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

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning October 1, 1998, and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company's management anticipates that the adoption of SOP 97-2 will not have a material impact on the Company's results of operations. Beginning with fiscal year 1999, management intends to conform its consolidated financial statement to this pronouncement.

     In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The statement standardizes the disclosure requirements for pension and other postretirement benefits. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of the disclosure.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the Company did not have any derivative instruments or engage in hedging activities.

Note 5        Leases

     In May, 1998, the Company entered into a synthetic lease agreement to lease undeveloped land in San Rafael, California and improvements comprising the first phase of an office complex facility to be constructed on the land. A synthetic lease is asset-based financing structured to be treated as a lease for accounting purposes but as a loan for tax purposes. The office complex facility is intended to accommodate the future growth of the Company.

     The Company had exercised an option (the "Option") to purchase the undeveloped land in December, 1997, at an approximate cost of $9.35 million plus certain other costs incurred by the seller as defined in the Option agreement. The Option was assigned to the lessor under the synthetic lease. The lessor under the synthetic lease has committed to spend up to $55 million for the purchase of the land and construction of this first phase of the facility, and the Company will act as construction agent for the lessor. The lease term began as of May, 1998 and continue thereafter for five years. Rent payments will commence on the completion of construction which is expected to occur in January, 2001. With the approval of the lessor, the Company may extend the lease term for up to three one-year periods or one three-year period. The Company has the option either to purchase the entire facility at a purchase price approximating lessor's then accumulated total costs or only certain portions of the facility at a pre-set price, at any time during the term or, at the expiration of the lease term, to cause the facility to be sold to a third party.

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

     On July 21, l997, the Company acquired Risk Management Technologies (RMT), a privately held company which provides enterprise-wide risk management and performance measurement solutions to major financial institutions. The Company's historical financial statements for prior periods have been restated to account for the Company's merger with RMT on a pooling-of-interests basis.

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

Results of Operations
Revenues


     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by fixed-price and usage-priced revenues from the Credit business unit, and the percentage of revenues contributed by the DynaMark, RMT, Insurance and Healthcare Information business units; and (b) the percentage change in revenues within each category from the corresponding period in the prior fiscal year. Fixed-price revenues from the Credit business unit include all revenues from custom scorecard, software and consulting projects.
Most credit usage revenues are generated through third-party alliances such as those with credit bureaus and third-party credit card processors. In addition, some credit scorecards and software products are licensed under volume-based fee arrangements and these are included in usage-priced revenues.


                                      Percentage of                              Percentage of
                                         Revenue                                    Revenue
                                    Three Months Ended       Percentage        Nine Months Ended        Percentage
                                         June 30,              Change              June 30,               Change
                                    ------------------       ----------        -----------------        ----------
                                     1998       1997                            1998      1997
                                     ----       ----                            ----      ----
Credit
   Fixed-price                        25%        28%            12%              25%        29%             8%
   Usage-priced                       48%        47%            29%              48%        49%            24%
DynaMark                              21%        17%            55%              20%        15%            63%
RMT                                    2%         4%           (29)%              3%         4%           (13%)
Insurance                              4%         3%            70%               4%         3%            52%
Healthcare Information                <1%         1%           (57)%             <1%        <1%            17%
                                     ----       ----                            ----       ----

Total revenues                       100%       100%            27%             100%       100%            25%
                                     ====       ====                            ====       ====


     The increase in fixed-price credit revenues in the quarter ended June 30, 1998 and in the nine months ended June 30, 1998 was due primarily to increased revenues from Credit and Risk Management Associates, Inc. (CRMA), a subsidiary acquired in September 1996; sales of credit application scorecards and credit application processing software; and its end-user credit account management systems ("TRIAD") and behavior scoring projects. CRMA's revenues were up 47 percent in the quarter and 85 percent in the nine months ended June 30, 1998, compared with the same periods of the prior fiscal year. Compared with the same periods of fiscal 1997, revenues from sales of credit application scorecards and credit application processing software increased by approximately 17 percent in the quarter and by 12 percent in the nine months ended June 30, 1998. Revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects in the three- and nine-month periods ended June 30, 1998, were up 42 percent and 28 percent, respectively, from the same periods of fiscal 1997 due primarily to the release of the new version of TRIAD software.

     The increase in usage revenues from the Credit business unit in the quarter and nine-months ended June 30, 1998, compared with the same periods the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues from the credit bureau scoring services in the nine-months ended June 30, 1998, were approximately 24 percent higher than in the first nine months of fiscal 1997; approximately one-twelfth of this increase was due to the recognition of usage revenue pertaining to prior fiscal years from settlement of audits with alliance partners. Revenues from credit account management services delivered through third-party processors in the most recent three months were 17 percent higher than in the corresponding period of fiscal 1997.

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

     Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1997, such intercompany revenue represented more than fourteen percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. The increase in DynaMark's revenues shown in the foregoing table, which excludes such intercompany revenues, was due primarily to increased revenues from customers in the financial services industry. RMT's revenues decreased in the three- and nine-month periods ended June 30, l998 compared to the same periods in fiscal 1997 due to the impact of bank consolidations.

     The increases in Insurance revenues for the three- and nine-months ended June 30, 1998, compared with the same periods in fiscal 1997, were due primarily to continuing strong growth in insurance scoring services offered through consumer reporting agencies. In the quarter and nine-months ended June 30, 1998, the Company's newest business unit, Healthcare Information, derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., patient's fulfillment of prescriptions and taking them to completion). The corresponding periods in fiscal 1997 included some revenues for earlier quarters due to timing of revenue recognition.

     Revenues derived from outside of the United States represented approximately 18 percent of total revenues in the quarter and nine-months ended June 30, 1998, compared with 15 percent of total revenues in the quarter and nine-months ended June 30, 1997.

     Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1997, and in the nine-months ended June 30, 1998. The Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

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

                                                          Nine Months                              Three Months
                                                             Ended              Percentage             Ended              Percentage
                                                           June 30,               Change              June 30,                Change
                                                           --------               ------              --------                ------
                                                       1998          1997                        1998          1997
                                                       ----          ----                        ----          ----
Revenues                                               100%          100%           25%           100%          100%            27%
Costs and expenses:
   Cost of revenues                                     36            37            20%            34            37             18%
   Sales and marketing                                  15            15            25%            14            16             15%
   Research and development                             12             9            64%            11            10             39%
   General and administrative                           21            20            31%            23            20             37%
   Amortization of intangibles                           1             1             2%             1             1             33%
                                                       ---           ---                          ----          ----

     Total costs and expenses                           85            82            28%            83            84             25%
                                                       ---           ---                          ----          ----
Income from operations                                  15            18             6%            17            16             36%
   Other income and expense                             --             1          (143%)            0            (2)           (98%)
                                                       ---           ---                          ----          ----
Income before income taxes                              15            17            14%            17            14             52%
   Provision for income taxes                            6             7            19%             7             6             56%
                                                       ---           ---                          ----          ----
Net income                                               9%           10%           10%            10%            8%            49%
                                                       ===           ===                          ====          ====


Cost of Revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of revenues, declined in the three- and nine-months ended June 30, 1998, as compared with the same periods a year earlier, principally because certain personnel whose primary assignment had been production and delivery have been reassigned to research and development activities.

Sales and Marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. As a percentage of revenues, these expenses were essentially unchanged in the nine-month period ended June 30, 1998, compared with the same period in fiscal 1997. These expenses, as a percentage of revenues, declined for the quarter ended June 30, 1998, due largely to the offset of income in excess of expenses generated by the Company's InterAct`98 conference for clients, as compared with losses from the Company's conference in Barcelona in the same period a year earlier.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in developing products, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. Research and development expenses for fiscal 1998 increased significantly over the corresponding nine-month period and slightly over the corresponding three-month period of fiscal 1997. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has increased emphasis on developing new technologies, especially in the area of software development. Research and development expenditures in the three- and nine-months ended June 30, l998 were primarily related to new bankruptcy scoring products for Visa (Integrated Solutions Concept) and Trans Union, new fraud detection software products, joint product development projects with Deluxe Financial Services, Inc., healthcare receivables management products and Year 2000 conversion work.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues, these expenses increased in the three- and nine-month periods ended June 30, 1998, compared with the same periods in fiscal 1997, principally because of additional bad debt allowances, higher performance incentives and telecommunications upgrades and computer information systems conversions.

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

Other income and expense

     Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, was essentially the same as in the three- and nine-month periods a year earlier. In the corresponding three- and nine-months periods in the prior fiscal year the Company recorded costs related to the acquisition of RMT and losses related to its equity investment in an early stage development company that has since been sold.

Provision for income taxes

     The Company's effective tax rate increased to 42.7% and 41.8%, respectively, in the three- and nine-month periods ended June 30, 1998, from 41.5% and 40.0%, respectively, in the corresponding periods of fiscal 1997, due to lower effective tax rate for RMT in the 1997 periods resulting from utilization of net operating loss carryforwards.

Financial Condition

     Working capital increased from $47,727,000 at September 30, 1997 to $59,753,000 at June 30, 1998. Cash and marketable investments increased from $27,941,000 at September 30, 1997, to $44,266,000 at June 30, 1998.

     On December 1, 1997, the Company exercised an option to purchase undeveloped land in San Rafael, California, with the intention of constructing an office complex to accommodate future growth. Development has commenced, and as of May 15, 1998 the Company entered into a synthetic lease arrangement, which will materially increase the Company's future operating lease expenses. Rental payments will commence upon completion of construction which is expected to be in January, 2001. With this external financing, the Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

Interim Periods

     The Company believes that all the necessary adjustments have been included in the amounts shown in the consolidated financial statements contained in Item 1 above for the three- and nine-month periods ended June 30, 1998 and 1997, to state fairly the results for such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's 1997 Form 10-K.

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

YEAR 2000

     The Company is performing Year 2000 conversion work on its software products marketed to customers. The updated versions of most of its software products currently being shipped to customers are Year 2000 compliant. Certain international versions of the Company's software products are not yet Year 2000 compliant, but the Company expects to ship upgrade "patches" for these products by the end of calendar 1998. The Year 2000 conversion work for most earlier versions of the Company's software installed at customer sites will be performed as part of the Company's normal upgrade and maintenance process. The Company has decided to discontinue support for some software products prior to the end of calendar 1999, and Year 2000 upgrades for these products will not be available. Revenues from such products are not significant. The Company does not expect to incur significant expenses or disruptions in revenues in connection with Year 2000 issues related to its own software products.

     Additionally, the Company has substantially completed its Year 2000 audit of internal systems and applications and determined that approximately 95 percent of its internally developed systems are Year 2000 compliant. Applications supplied by third parties are either Year 2000 compliant or have "patches" currently available to bring them into compliance. The Company expects all major internal systems to be fully compliant by the end of fiscal l998. The Company is still in the process of inventorying and testing desktop and other secondary internal systems for Year 2000 compliance. Based on its current assessment of Year 2000 testing and conversion work for internal systems the Company estimates that costs of Year 2000 compliance for such systems will not have a material effect on the Company's business, results of operations or financial condition.

     The Company has also initiated communications with third parties on which it is dependent for essential services and for the distribution of its services to determine how they are addressing Year 2000 issues and to evaluate any impact on the Company's operations. Although the Company intends to work with these third parties to resolve Year 2000 issues, the lack of resolution of Year 2000 issues by these parties--especially the credit bureaus and credit card processors through which the Company distributes credit scoring and account management services--could have a significant negative impact on the Company's future business operations, financial condition and results of operations.

     At this time the Company cannot quantify the potential impact of the third-party Year 2000 issues, nor has it developed contingency plans for the possibility that one or more of such third parties experiences a significant disruption due to Year 2000 issues. Since the Company currently does not expect significant disruption of its revenues or operations from the Year 2000 issues associated with its products or its internal systems, it has not made an assessment of the potential impact of failing to complete its own Year 2000 conversion work nor has it developed any contingency plans for such event.

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         10.37A Chase Database Agreement, dated October 29, 1997, by and among Dynamark, Inc. and Chase Manhattan Bank USA, National Association. Confidential treatment has been requested for certain portions for this document. Such portions have been omitted from the filing and have been filed separately with the Commission.

         24.1       Power of Attorney (see page 16 of this Form 10-Q).

         27.1       Financial Data Schedule


(b)      Reports on Form 8-K:

         One report on Form 8-K was filed during the quarter ended June 30,1998. On June 12 , 1998, the Company filed a report announcing that it had entered into a synthetic lease agreement to lease undeveloped land in San Rafael, California and improvements comprising the first phase of an office facility to be constructed on this land. The office complex facility is intended to accommodate future growth of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  August 13, 1998

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


DATE:  August 13, 1998

                                           By          PATRICIA COLE
                                             -----------------------------------
                                                       Patricia Cole
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                                                                         Sequentially
Exhibit No.           Exhibit                                                           Numbered Page
-----------           -------                                                           -------------
10.37A                Chase Database Agreement, dated October 29, 1997, by and                  18
                      among Dynamark, Inc. and Chase Manhattan Bank
                      USA, National Association. (Confidential Treatment Requested)

24.1                  Power of Attorney                                                         16

27.1                  Financial Data Schedule                                                   50


