Form 10-K
period 1998-09-30
FAIR ISAAC & COMPANY INC
filed 1998-12-28
CIK 814547

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K

     (Mark One)

         [X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from ____________ to ____________


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

                         -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par
    value per share                           New York Stock Exchange, Inc.
    (Title of Class)                 (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 7, 1998, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was $382,136,797 based on the last transaction price as reported on the New York Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

         The number of shares of common stock outstanding on December 7, 1998 was 14,047,284 (excluding 10,690 shares held by the Company as treasury stock).

         Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 1999.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1. Business.............................................................  3

ITEM 2. Properties........................................................... 13

ITEM 3. Legal Proceedings.................................................... 13

ITEM 4. Submission of Matters to a Vote of Security Holders.................. 13

EXECUTIVE OFFICERS OF THE REGISTRANT......................................... 14


PART II

ITEM 5. Market for Registrant's Common Equity and Related
          Stockholder Matters................................................ 15

ITEM 6. Selected Financial Data.............................................. 16

ITEM 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 17

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risks.......... 24

ITEM 8. Financial Statements and Supplementary Data.......................... 25

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................... 44

PART III

ITEM 10. Directors and Executive Officers of the Registrant.................. 45

ITEM 11. Executive Compensation.............................................. 45

ITEM 12. Security Ownership of Certain Beneficial Owners and Management...... 45

ITEM 13. Certain Relationships and Related Transactions ..................... 45

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 46

SIGNATURES   ................................................................ 51

Supplemental Information..................................................... 52

                                     PART I

ITEM 1. BUSINESS

Development Of The Business

         Fair, Isaac and Company, Incorporated (NYSE: FIC)("Fair, Isaac" or the "Company") is a leading developer of data management systems and services for the financial services, direct marketing and personal lines insurance industries. The Company employs various tools, such as database enhancement software, predictive modeling, adaptive control and systems automation to help its customers make "better decisions through data."

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

         Approximately 48 percent of fiscal 1998 revenues were derived from usage-priced products and services marketed through alliances with major credit bureaus and third-party credit card processors. Sales of decision management products and services directly to credit industry end-users accounted for approximately 25 percent of revenues.

         In more recent years Fair, Isaac has expanded its product and service offerings, applying its proven risk/reward modeling capabilities to automobile and home insurance underwriting, small business and mortgage lending, telecommunications and most recently, healthcare. With the acquisition of DynaMark in December 1992, the Company made its first foray into marketing data processing and database management, an area it considers a prime target for diversification. Its strategy in this area is to develop and market an array of services combining DynaMark's strengths in warehousing and manipulating complex consumer databases with Fair, Isaac's expertise in predictive modeling and decision systems. DynaMark contributed $49.2 million or 20 percent of Fair, Isaac's fiscal 1998 revenues. The Company's Insurance business unit generated revenues in fiscal 1998 of $9.2 million or 4 percent of revenues. In fiscal l997, the Company recorded its first revenues from its new Healthcare Information business unit, and during fiscal 1998 derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., a patient's fulfillment of prescriptions and taking them to completion).

         In July 1997 the Company acquired Risk Management Technologies (RMT), a leading provider of enterprise-wide risk management and performance measurement solutions to major financial institutions around the world. This acquisition enables the Company to extend its franchise in providing data-driven decision support to the financial services industries beyond its current focus on individual customers. With RMT's products and services, the Company has positioned itself to support an institution's entire financial risk management operation, encompassing both the consumer and enterprise levels. RMT's revenues in fiscal l998 were $6.2 million, or 3 percent of the Company's revenues. The Company's historical financial statements for prior fiscal year periods have been restated to account for the Company's merger with RMT on a pooling-of-interests basis.

         Fair, Isaac numbers hundreds of the world's leading credit card and travel card issuers, retail establishments and consumer lenders among its regular customers. It has enjoyed continuous client relationships with some of these companies for nearly 30 years. Through alliances with all three major U.S. credit bureaus, the Company also serves a large and growing number of middle-market credit grantors, primarily by providing direct mail solicitation screening, application scoring and account management services on a usage-fee basis. In addition, some of its newer end-user products, such as CreditDesk(R) application processing software and CrediTable(R) pooled-data scoring systems, are designed to meet the needs of relatively small users of scoring systems.

         Approximately 17 percent of Fair, Isaac's fiscal 1998 revenues came from sales outside the United States. With its long-standing presence in Western Europe and Canada and the more recent establishment of operating bases in Great Britain, France, Germany, Japan, Mexico and South Africa, the Company is well positioned to benefit from the expected growth in global credit card issuance and usage through the balance of the 1990s. In September l997 the Company signed an agreement with Serasa Centralizaco de Servicos dos Banco, Brazil's largest credit reporting agency, which will result in the first bureau-based score delivery service in Brazil.

         Since 1993, Fair, Isaac's revenues and diluted earnings per share have increased at a compound rate of 30 percent and 35 percent, respectively. The Company attributes this growth to rising market demand for credit scoring and account management services; success in increasing its share of the market; and a gradual shift in marketing and pricing strategy, from primary reliance on direct, end-user sales of customized analytical and software products to ongoing usage revenues from services provided through credit bureaus and bankcard processing agencies.

         During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after adjusting for the effect of acquisitions--from its bankcard-related scoring and account management businesses by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to: (1) develop new, high-value products, (2) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (3) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending and healthcare information management.

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

         Products and services sold to the consumer credit industry have traditionally accounted for most of the Company's revenues. However, the Company is actively promoting its products and services to other segments of the credit industry, including mortgage and small business lending; and to non-credit industries, particularly personal lines insurance, direct marketing, telecommunications and healthcare. Consumer credit accounted for over 73 percent of the Company's revenues in each of the three years in the period ended September 30, 1998. Sales to customers in the direct marketing business, including the marketing arms of financial service businesses, accounted for 13 to 20 percent of revenues in each of the three years in the period ended September 30, 1998. Revenues from sales to the insurance industry accounted for 3 to 4 percent of revenues in each of the three years in the period ended September 30, 1998. In fiscal 1997 the Company's recorded the first revenues from its new Healthcare Information business unit, and during fiscal 1998 derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., a patient's fulfillment of prescriptions and taking them to completion).

Analytic Products

         The Company's primary analytic products are scoring algorithms (also called "scorecards") which can be used in screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. Some of the most common types of scoring algorithms developed by the Company are described below. Scoring algorithms are developed by correlating information available at the time a particular decision is made with known performance at a later date. Scoring algorithms can be developed to predict the likelihood of different kinds of performance (e.g., credit delinquency, response to a solicitation, and insurance claims frequency); they can be developed from different data sources (e.g., credit applications and credit bureau files); and they can be developed either for a particular user ("custom" scorecards) or for many users in a particular industry ("pooled data" or "generic" scorecards).

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

         ScoreNet(SM) Service. The ScoreNet Service, introduced in August 1991, allows credit grantors to obtain Fair, Isaac's credit bureau scores and related data on a regular basis and in a format convenient for use in their account management programs. In most cases the account management program is a Fair, Isaac Adaptive Control System or Adaptive Control service at a credit card processor. The Company obtains the data from the credit bureau(s) selected by each subscriber and delivers it to the subscriber in a format compatible with the subscriber's account management system.

         Insurance Scoring Algorithms. The Company has also delivered scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as credit scoring systems, but are designed to predict claim frequency or profitability of applicants for personal insurance such as automobile or homeowners' coverage. During fiscal 1993, the Company introduced a Property Loss Score ("PLS") service in conjunction with Equifax, Inc., a leading provider of data to insurance underwriters. In 1994, the Company introduced a similar service in conjunction with Trans Union Corporation called "ASSIST" which is designed to predict automobile insurance risk. In 1995, with Equifax Inc., the Company introduced a risk prediction score for automobile insurance called Casualty Loss Score ("CLS") service. Equifax subsequently spun off its Insurance Unit, which is now Choicepoint. In 1996, with Acxiom, the Company introduced a risk prediction score for homeowners' and automobile insurance called InfoScore. PLS, ASSIST, CLS and InfoScore are similar to the credit bureau scoring services in that a purchaser of data from Choicepoint, Trans Union or Acxiom can use the scores to evaluate the risk posed by applicants for homeowners' or automobile insurance. The Company and Choicepoint, Trans Union or Acxiom, as the case may be, share the usage revenue produced by these services. Aspects of automated application processing systems and Adaptive Control Systems are also applicable to insurance underwriting decisions. The Company is actively marketing its products and services to the insurance industry.

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

Automated Strategic Application Processing Systems (ASAP)

         The Company's Automated Strategic Application Processing systems (ASAP) automate the processing of credit applications, including the implementation of the Company's Credit Application Scoring Algorithms. The Company offers Mid-Range ASAPs which are stand-alone assemblies of hardware and software; Mainframe ASAP, SEARCH, StrategyWare,(R) and ScoreWare consisting of software for IBM and IBM-compatible mainframe computers; and CreditDesk which consists of software for personal computers. The Company does not expect significant sales of new Mid-Range ASAP systems but still derives maintenance and enhancement revenues from existing systems.

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

         Mid-Range ASAP is a minicomputer-based system which carries out the tasks listed above in a manner extensively "tailored" to each user's unique requirements. Mainframe ASAP is a software-only package designed to be executed on IBM or IBM-compatible mainframe computers. It is most useful for very large volume credit grantors who elect to enter application information from a number of separate locations. CreditDesk is designed for use on stand-alone or networked personal computers. Although its software functions are not tailored as extensively as the other versions of ASAP, CreditDesk features an easy-to-use graphics interface. The Company also sells software components for IBM or IBM-compatible mainframe computers under the tradenames "SEARCH" and "ScoreWare." SEARCH acquires and interprets credit bureau reports as a separate package. ScoreWare provides for easy installation of credit application scorecards and computes scores from such scorecards as part of the application processing sequence. StrategyWare combines the application processing features described "above with the "Champion/Challenger" strategy concept described below under "Adaptive Control Systems."

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

         Contracts for Adaptive Control Systems for end-users generally include multi-year software maintenance, strategy design and evaluation, and consulting components. The Company also provides Adaptive Control services through First Data Resources, Inc. and Total System Services, Inc., the two largest third-party credit card processors in the United States. The Adaptive Control service is also available in the United Kingdom through First Data Resources, Ltd. and Bank of Scotland; in Buenos Aires, through Argencard S.A.; and in Frankfurt, through B+S Card Service Gmbh. Credit card issuers subscribing to these services pay monthly fees based on the number of accounts processed. During fiscal 1996, the Company introduced StrategyWare(R), which is an Adaptive Control System designed to apply Champion/Challenger principles to the processing of new credit accounts, rather than the management of existing accounts. The Company also believes that Adaptive Control Systems can operate in areas other than consumer credit; and, as noted above, has provided an Adaptive Control System to an electric utility company.

DynaMark

         DynaMark provides a variety of data processing and database management services to companies and organizations in direct marketing. DynaMark offers several proprietary tools in connection with such services including "DynaLink" and "DynaMatch." DynaLink gives financial institutions and other users remote computer access to their "warehoused" customer account files or marketing databases. It allows them to perform on-line analyses ranging from profiling the history of a single customer purchase or credit usage to calling up print-outs of all files having certain defined characteristics in common. DynaMatch uses a unique scoring system to identify matching or duplicate records that most standard "merge-purge" systems would overlook. Credit managers and direct marketers can use it to identify household relationships (accounts registered in different names, but sharing a common address and surname) and to eliminate costly duplicate mailings. Credit card issuers can use it to spot potentially fraudulent or overlimit credit card charges by individuals using two or more cards issued under slightly different names or addresses.

Risk Management Technologies

         Risk Management Technologies (RMT) provides management tools to larger, more sophisticated financial institutions around the world for enterprise-wide, integrated financial risk and profitability management. Financial institutions must constantly evaluate the effect of interest rate changes and other factors on their entire operation including their loan, credit card and investment portfolios, to determine bottom line exposure and potential revenues. RMT's financial decision support software, the RADAR System, is a comprehensive enterprise management system that performs asset-liability management, transfer pricing, and performance measurement modeling. RMT's Genesis product is a graphical data integration management tool used to integrate data rapidly from multiple legacy systems and other sources into a consolidated, client/server data warehouse. Within this warehouse, data remain readily available for use in multiple decision-support applications.

Healthcare

         The Company is currently providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationship and "compliance" management using a variety of techniques including internet communications. "Compliance" in this instance refers to whether prescriptions are actually filled and taken to completion. The Company has also introduced a receivables management system for hospitals and other healthcare providers. The first revenue-generating contract for this product was signed in October 1998.

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

         The Company's analytic products have a clear distinguishing characteristic in that they make management by rule possible in situations where the only alternative is reliance on a group of people whose actions can never be entirely consistent. Rules for selecting actions require computation of probabilities of results. But computing the probability of a particular result in the traditional mode, that is, by counting the number of occurrences of each possible result in all possible combinations of circumstances, clearly breaks down when the number of combinations becomes very large. When only a few thousand cases of results are available, more subtle mathematical methods must be used. The Company has been actively developing and using techniques of this kind for 42 years, as indicated by the development and continual enhancement of its proprietary suite of algorithms and computer programs used to develop scoring algorithms.

         The Company's products must also interface successfully with systems already in place. For example, they must accept data in various forms and in various media such as handwritten applications, video display terminal input, and telecommunications messages from credit bureaus. They must also provide output in diverse forms and media, such as video displays, printed reports, transactions on magnetic tape and printed letters. The Company's response to this interface requirement has been to develop a staff which is expert in both logical design of information systems and the various computer languages used for coding.

Markets and Customers

         The Company's products for use in the area of consumer credit are marketed to banks, retailers, finance companies, oil companies, credit unions and credit card companies. The Company has over 600 users of products sold directly by the Company to end-users. These include about 75 of the 100 largest banks in the United States; several of the largest banks in Canada; approximately 40 banks in the United Kingdom; more than 70 retailers; 7 oil companies; major travel and entertainment card companies; and more than 40 finance companies. Custom algorithms and systems have generally been sold to larger credit grantors. The scoring, application processing and adaptive control services offered through credit bureaus and third-party processors are intended, in part, to extend usage of the Company's technology to smaller credit issuers and the Company believes that users of its products and services distributed through third-parties number in the thousands. As noted above, the Company also sells its products to utilities, tax authorities, and telecommunications and insurance companies.

         DynaMark markets its services to a wide variety of businesses engaged in direct marketing. These include banks and insurance companies, catalog merchandisers, fund-raisers and others. Most of DynaMark's revenues come from direct sales to the end user of its services, but in some cases DynaMark acts as a subcontractor to advertising agencies or others managing a particular project for the end user. RMT markets to large financial institutions throughout the world. Its clients are typically large financial institutions with a wide range of products, investments and operational units and a sophisticated balance sheet.

         No single end-user customer accounted for more than 10% of the Company's revenues in fiscal 1998. Revenues generated through the Company's alliances with the three major credit bureaus in the United States, Equifax, Experian Information Solutions, Inc. (formerly known as TRW Information Systems & Services) and Trans Union, each accounted for approximately seven to ten percent of the Company's total revenues in fiscal 1998.

         The percentage of revenues derived from customers outside the United States was approximately 17 percent in each of fiscal 1998, 1997, and 1996. RMT derives more than half of its revenues from clients outside the United States. DynaMark had virtually no non-U.S. revenues prior to fiscal 1997. The United Kingdom, Japan and Canada are the largest international market segments. Mexico, South Africa, a number of countries in South America and almost all of the Western European countries are represented in the user base. The Company has delivered products to users in approximately 60 countries. The information set forth under the caption "Segment Information" in Note 12 to the Consolidated Financial Statements is incorporated herein by reference. The Company's foreign offices are primarily sales and customer service offices acting as agents on behalf of the U.S. production operations. Net identifiable assets, capital expenditures and depreciation associated with foreign offices are not material.

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

         As of September 30, 1998, the Company's backlog, which includes only firm contracts, was approximately $68,517,000, as compared with approximately $70,168,000 as of September 30, 1997. Most usage-based revenues do not appear as part of the backlog. The Company believes that approximately 25 percent of the September 30, 1998 backlog will be delivered after the end of the current fiscal year ending September 30, 1999. Most DynaMark contracts include unit or usage charges, the total amount of which cannot be determined until the work is completed. DynaMark's and CRMA's backlog are not significant in amount, are not considered a significant indicator of future revenues, and are not included in the foregoing figures. RMT's backlog is included in the foregoing backlog figures.

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

         The Company believes that the principal factors affecting competition for scoring algorithms are product performance and reliability; expertise and knowledge of the credit industry; ability to deliver algorithms in a timely manner; customer support, training and documentation; ongoing enhancement of products; and comprehensiveness of product applications. It competes with both outside suppliers and in-house groups for this business. The Company's primary competitor among outside suppliers of scoring algorithms is Experian, formerly known as, C.C.N. Systems Limited ("CCN") of Nottingham, England, a subsidiary of Great Universal Stores plc, a large British retailer. Scores sold by credit bureaus in conjunction with credit reports, including scores computed by algorithms developed by the Company, provide potential customers with the alternative of purchasing scores on a usage-priced basis.

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

         The Company competes with data vendors in the market for its credit bureau scoring services including PreScore and ScoreNet. In the past several years, data vendors have expanded their services to include evaluation of the raw data they provide. All of the major credit bureaus offer competing prescreening and credit bureau scoring services developed, in some cases, in conjunction with the Company's primary scoring algorithm competitor, CCN. In November 1996 it was announced that CCN had agreed to acquire Experian Information Solutions, Inc. (formerly known as TRW Information Systems & Services). CCN has since been renamed "Experian".

         Both AMS and Experian offer products intended to perform some of the same functions as the Company's Adaptive Control Systems. The Company believes that customers using its Adaptive Control Systems, in both custom end-user form and through third-party processors, significantly outnumber users of the competing AMS and Experian products.

         Another source of emerging competition comes from companies developing artificial intelligence systems including those known as "expert systems" and "neural networks." An expert system is computer software that replicates the decision-making process of the best available human "experts" in solving a particular class of problem, such as credit approval, charge card authorization, or insurance underwriting. Scoring technology differs from expert systems in that scoring technology is based upon a large database of results, from which rules and algorithms are developed, as compared to expert systems, which are typically based primarily on the "expert's" judgment and less so upon a significant database. The Company believes its technology is superior to expert system technology where sufficient performance data are available. Neural networks, on the other hand, are an alternative method of developing scoring algorithms from a database but using mathematical techniques quite different from those used by the Company. For example, HNC Software, Inc. has developed systems using neural network technology which compete with some of the Company's products and services. The Company believes that analytical skill and knowledge of the business environment in which an algorithm will be used are generally more important than the choice of techniques used to develop the algorithm; and, further, that the Company has an advantage in these areas with respect to its primary markets as compared with neural network developers.

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

         In spite of these precautions, it may be possible for competitors or users to copy or reproduce aspects of the Company's software or to obtain information that the Company regards as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Due to recent changes in the case law and Patent and Trademark Office Guidelines with respect to the patentability of software, algorithms and "methods of doing business," the Company is currently reevaluating the possibility of obtaining patent protection for certain aspects of its technology.

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

         In addition to the projects formally designated as Research and Development, many of the Company's activities contain a component that produces new knowledge. For example, an Adaptive Control System, by its nature and purpose, must be designed to match its environment and learn as it operates. In the areas in which the Company's products are useful, the "laboratory" is necessarily the site of the user's operations.

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

Personnel

         As of September 30, 1998, the Company employed approximately 1,487 persons. None of its employees is covered by a collective bargaining agreement and no work stoppages have been experienced.

ITEM 2. PROPERTIES

         The Company's principal office is located in San Rafael, California, approximately 15 miles north of San Francisco. The Company leases approximately 270,000 square feet of office space in four buildings at that location under leases expiring in 2000 or later. It also leases approximately 5,884 square feet of warehouse space in San Rafael for its hardware operations and for storage under month-to-month leases. In May 1998 the Company entered into a synthetic lease agreement for an office complex with approximately 406,000 square feet in San Rafael, California with an expected initial occupancy date in the year 2001. DynaMark leases approximately 109,000 square feet of office and data processing space in three buildings in Arden Hills, Minnesota under leases which expire in 2012. DynaMark has entered into a lease for a fourth building with approximately 50,407 square feet at the same location, with an anticipated occupancy date of July 1999 and expiring in 2012. DynaMark also leases approximately 25,000 square feet of office and data processing space in New York City under a lease expiring in 2004 and approximately 14,800 square feet for offices in Brookings and Madison, South Dakota and Shoreview, Minnesota. RMT leases approximately 14,740 square feet of office space in Berkeley, California. The Company also leases a total of approximately 47,147 square feet of office space for offices in Baltimore, Maryland; New Castle, Delaware; Atlanta, Georgia; Chicago, Illinois; Toronto, Ontario; Birmingham, England; Tokyo, Japan; Paris, France; Mexico City, Mexico; Sao Paulo, Brazil; Milan, Italy; Johannesburg, South Africa; and Wiesbaden, Germany. See Notes 5 and 11 in the Consolidated Financial Statements for information regarding the Company's obligations under leases. The Company believes that suitable additional space will be available to accommodate future needs.

ITEM 3. LEGAL PROCEEDINGS

         No material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                            Positions Held                     Age
        ----                            --------------                     ---

Larry E. Rosenberger        President and Chief Executive Officer          52
                            since  March,  1991,  Executive  Vice
                            President   1985-1991,   Senior  Vice
                            President  1983-1985,  Vice President
                            1977-1983.  A  Director  since  1983.
                            Joined the Company in 1974.

John D. Woldrich            Appointed  Chief  Operating   Officer          55
                            effective  August 1, 1995.  Executive
                            Vice  President  since  1985,  Senior
                            Vice   President   1983-1985,    Vice
                            President 1977-1983. A Director since
                            1983. Joined the Company in 1972.

Barrett B. Roach            Executive   Vice   President    since          58
                            joining the  Company in August  1992.
                            Chief  Administrative  and  Financial
                            Officer    of    Network    Equipment
                            Technologies,  Inc. from 1986 to July
                            1990.  Owned and  operated a vineyard
                            from July 1990 to August 1992.

Patrick G. Culhane          Executive Vice President since August          44
                            1995;  Senior  Vice  President  1992-
                            1995;   Vice   President   1990-1992;
                            joined the Company in 1985.

H. Robert Heller            Executive   Vice   President    since          58
                            September  1996 and a Director  since
                            February    1994.     President    of
                            International Payments Institute from
                            December  1994  to  September   1996;
                            President and Chief Executive Officer
                            of  Visa  U.S.A.,   Inc.   1991-1993,
                            Executive   Vice  President  of  Visa
                            International 1989-1991.

Jeffrey F. Robinson         Senior  Vice  President  since  1986,          49
                            Vice President  1980-1986.  Treasurer
                            1981-1983.  Joined  the   Company  in
                            1975.

Kenneth M. Rapp             Senior Vice  President  since  August          52
                            1994,   and   President   and   Chief
                            Operating  Officer of DynaMark,  Inc.
                            since it was founded in 1985.

Peter L. McCorkell          Senior Vice  President  since  August          52
                            1995; Vice  President,  Secretary and
                            General  Counsel  since  joining  the
                            Company in 1987.

Patricia Cole               Senior    Vice    President,    Chief          49
                            Financial Officer and Treasurer since
                            November   1996;   Controller   since
                            joining  the  Company  in   September
                            1995.  Vice  President and Controller
                            of Qwest Communications International
                            Inc.  1993-1995;  Controller  of  Los
                            Angeles  Cellular  Telephone  Company
                            1990-1992.

David M. LaCross            President, Chief Executive Officer of          46
                            Risk Management Technologies since it
                            was founded in 1989.

----------------------
The term of office for all officers is at the pleasure of the Board of Directors.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

         As of May 6, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol: FIC. Prior to that date, it was traded over-the-counter on the NASDAQ Stock Market under the symbol: FICI. At December 7, 1998, Fair, Isaac had 340 holders of record of its common stock. The following table lists the high and low last transaction prices for the periods shown, as reported by the New York Stock Exchange and the NASDAQ Stock Market.

Stock Prices                           High            Low
------------------------------------------------------------
October 1 - December 31, 1996         39 3/8         33 5/8
January 1 - March 31, 1997            43 1/8         35
April 1 - June 30, 1997               44 7/8         30 1/4
July 1 - September 30, 1997           47 1/2         40 3/4
October 1 - December 31, 1997         46             30 1/4
January 1 - March 31, 1998            38 5/8         28 3/16
April 1 - June 30, 1998               40 9/16        31 1/2
July 1 - September 30, 1998           41 1/2         29 1/4

Dividends

         On May 24, 1995, Fair, Isaac announced a 100 percent stock dividend (equivalent to a two-for-one stock split) and its intention to pay quarterly dividends of 2 cents per share or 8 cents per year subsequent to issuance of the stock dividend. Quarterly dividends of that amount were paid throughout the 1997 and 1998 fiscal years. There are no current plans to change the cash dividend or to issue any further stock dividend.

Recent Sales of Unregistered Securities

         On July 21, 1997, the Company acquired all the outstanding stock of RMT, a privately held California corporation, pursuant to a merger of a wholly owned subsidiary of the Company and RMT in which RMT became a wholly-owned subsidiary of the Company (the "Merger"). The number of shares of the Company's common stock and option equivalents issued by the Company in connection with the Merger was 1,252,655.

         At the time of the transaction, the issuance of the shares of the Company's common stock and the options to purchase the Company common stock to the former RMT security holders in the Merger was not registered under the Securities Act of 1933, as amended (the "1933 Act"), because the transaction involved a non-public offering exempt from registration under Section 4(2) of the 1933 Act and Regulation D promulgated thereunder.

         In July 1996, the Company purchased certain assets and liabilities of Printronic Corporation of America, Inc. (Printronic), a privately held direct mail computer processing company, and effective at the close of September 30, 1996, the Company acquired 100% of the stock of Credit & Risk Management Associates, Inc. (CRMA), a privately held consulting services company. Part of the consideration paid for Printronic and CRMA consisted of 84,735 Company shares of common stock. At the time of each of these transactions, the issuance of the shares of the Company's common stock was not registered under the 1933 Act, because the transaction involved a non-public offering exempt from registration under Section 4(2) of the 1933 Act and Regulation D promulgated thereunder.

ITEM 6.    Selected Financial Data

                                                                        (dollars in thousands, except per share data)
Fiscal year ended September 30,                            1998         1997          1996         1995         1994
---------------------------------------------------------------------------------------------------------------------
Revenues                                               $245,545     $199,009      $155,913     $117,089      $92,046
Income from operations                                   40,432       37,756        29,518       19,828       16,420
Income before income taxes                               42,105       35,546        28,704       21,390       17,178
Net income                                               24,327       20,686        17,423       12,753       10,559
Earnings per share:
     Diluted                                           $   1.68     $   1.46      $   1.25     $    .93      $   .79
     Basic                                             $   1.77     $   1.55      $   1.32     $    .99      $   .85
Dividends per share*                                   $    .08     $    .08      $    .08     $    .055     $   .07


At September 30,                                           1998         1997          1996         1995         1994
---------------------------------------------------------------------------------------------------------------------

Working capital                                        $ 54,852    $  47,727     $  34,699    $  23,448     $ 17,436
Total assets                                            189,614      145,228       118,023       91,009       72,056
Long-term obligations                                       789        1,183         1,552        1,930        2,333
Stockholders' equity                                    133,451      103,189        79,654       56,176       42,929

         * Because the change to quarterly dividends was initiated in September 1995, the rate of dividends paid in fiscal 1995 does not reflect the current annual rate of 8 cents per share.


         The financial data for the fiscal years ended September 30, 1994 through 1996 have been restated to reflect the merger, effective July 1997, between Fair, Isaac and Company, Incorporated and Risk Management Technologies which has been accounted for under the pooling-of-interests method.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Fair, Isaac and Company, Incorporated, provides products and services designed to help a variety of businesses use data to make better decisions on their customers, prospective customers and existing portfolios. The Company's products include statistically derived, rule-based analytical tools, software designed to implement those analytical tools and consulting services to help clients use and track the performance of those tools. The Company also provides a range of credit scoring and credit account management services in conjunction with credit bureaus and credit card processing agencies. Its DynaMark subsidiary provides data processing and database management services to businesses engaged in direct marketing activities, many of which are in the credit and insurance industries. The Company's Risk Management Technologies subsidiary provides enterprise-wide risk management and performance measurement solutions to major financial institutions.

         The Company is organized into business units that correspond to its principal markets: consumer credit, insurance, direct marketing (DynaMark), enterprise-wide financial risk management (RMT) and a new unit, Healthcare. Sales to the consumer credit industry have traditionally accounted for the bulk of the Company's revenues. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring algorithms (also known as "analytic products" or "scorecards"), credit application processing systems (ASAP(TM) and CreditDesk(R)) and custom credit account management systems, including those marketed under the name TRIAD. Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have also been sold under time- or volume-based price arrangements. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contract minimums. DynaMark and RMT employ a combination of fixed-fee and usage-based pricing, and the Healthcare unit intends to employ a combination of fixed-fee and usage-based pricing for its products.

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


RESULTS OF OPERATIONS

Revenues

         The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by fixed-price and usage-priced revenues from the Credit  business  unit,  and the  percentage of revenues  contributed by the
DynaMark,  RMT, Insurance and Healthcare  business units; and (b) the percentage change in revenues  within each  category  from the prior  fiscal  year.  Credit fixed-price  revenues include all revenues from custom  scorecard,  software and
consulting   projects.   Most  credit  usage  revenues  are  generated   through
third-party  alliances such as those with credit bureaus and third-party  credit card processors.  In addition,  some credit scorecards and software products are licensed under  volume-based  fee  arrangements and these are included in credit usage-priced revenues.




                                           Percentage of                    Period-to-period
                                             revenue                       percentage changes
                                      ----------------------               ------------------
                                           Years ended                     1997         1996
                                           September 30,                     to           to
                                      1998     1997     1996               1998          1997
---------------------------------------------------------------------------------------------
Credit:
     Fixed-price                        25       29       29                   9           28
     Usage-priced                       48       48       50                  21           23
DynaMark                                20       15       13                  65           41
RMT                                      3        4        5                 (26)          18
Insurance                                4        3        3                  58           27
Healthcare                    Less than  1        1       --                  (4)          NM*
                                      ----     ----     ----
Total revenues                         100      100      100                  23           28
                                      ====     ====     ====

     *Not meaningful

         Revenues from credit application scoring products increased by 22 percent in fiscal 1997 compared with fiscal 1996, and decreased by 12 percent in fiscal 1998 compared with fiscal 1997. The increase in fiscal 1997 was due primarily to the Company's sales of new products and increased sales of small business loan scoring products. The decrease in revenues in fiscal 1998 reflected the impact of bank consolidations. ASAP revenues increased by 47 percent in fiscal 1997 compared with fiscal 1996, and by 14 percent in fiscal 1998 compared with fiscal 1997, primarily due to increased sales of PC-based ASAP products (CreditDesk) and sales of the StrategyWare(R) decision support system.

         Revenues from sales of credit account management systems (TRIAD) sold to end-users decreased by 5 percent from fiscal 1996 to fiscal 1997, and increased by 18 percent from fiscal l997 to fiscal l998. The major factor in the decline in revenues in fiscal l997 was a delay in the completion of the next major release of the software. The increase in fiscal 1998 was due primarily to the release of the next version of TRIAD (TRIAD 5.0) in November l997. The Company's high degree of success in penetrating the U.S. bankcard industry with these products has limited, and may continue to limit, the revenue growth in that market. However, the Company has added functionality for the existing base of TRIAD users and is actively marketing TRIAD for other types of credit products and in overseas markets.

         The Company provides credit risk management consulting services primarily through CRMA, which it acquired in September 1996. CRMA completed its second year as part of the Credit business unit on September 30, l998. CRMA's revenues increased by 62 percent in fiscal l998 compared with fiscal 1997 and comprised approximately 4 percent of the Company's Credit revenues in fiscal 1998 as compared to 3 percent in fiscal l997.

         Usage revenues are generated primarily by credit scoring services distributed through major credit bureaus and credit account management services distributed through third-party bankcard processors. Revenues from credit bureau-related services increased 22 percent in both fiscal l997 and fiscal 1998 and accounted for approximately 35 percent of revenues in fiscal 1997 and 1998. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

         Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth in the last three years. While the Company has been very successful in extending or renewing such agreements in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., Experian Information Solutions, Inc., (formerly TRW Information Systems & Services) and Trans Union Corporation each accounted for approximately 8 to 10 percent of the Company's total revenues in fiscal 1996 and 1997, and approximately 7 to 10 percent of the Company's total revenues in fiscal 1998.

         In 1996 Experian was acquired by CCN Group Ltd., a subsidiary of Great Universal Stores, PLC. CCN is the Company's largest competitor, worldwide, in the area of credit scoring. TRW/Experian has offered scoring products developed by CCN in competition with those of the Company for several years. The acquisition had no apparent impact on the Company's revenues from Experian in fiscal 1997 and l998.

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

         DynaMark's revenues increased from $21.2 million in fiscal 1996 to $29.8 million in fiscal 1997 and to $49.2 million in fiscal 1998. The increases in DynaMark's revenues (excluding intercompany revenues) were due primarily to increased revenues from customers in the financial services industry. Gross margins for fiscal 1996, 1997 and 1998 were approximately 39, 42 and 51 percent, respectively. Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During each of fiscal 1996 and 1997, such intercompany revenue represented approximately 14 percent of DynaMark's total revenues, and in fiscal 1998 such revenue represented approximately 8 percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues may tend to understate DynaMark's growth and contribution to the Company as a whole.

         RMT's revenues for fiscal l997 increased by 18 percent compared with fiscal l996, and in fiscal 1998 decreased by 26 percent compared with fiscal 1997, due primarily to the impact of bank consolidations.

         Increases in insurance revenues for fiscal l998, compared with fiscal 1997, were due to strong growth in both insurance products sold to end-users and in the insurance scoring services offered through consumer reporting agencies. In fiscal 1997, the Company recorded its first revenues from its Healthcare business unit, and during fiscal 1998 derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., a patient's fulfillment of prescriptions and taking them to completion).

         The Company's revenues derived from clients outside the United States increased from $26.1 million in 1996 to $33.9 million in fiscal l997 and to $42.9 million in fiscal 1998. RMT contributed $4.3 million, $4.6 million and $3.7 million to the Company's non-U.S. revenues for fiscal years 1996, l997 and l998, respectively. DynaMark has not had significant non-U.S. revenues. Sales of software products, including TRIAD and CreditDesk, increased usage of credit bureau scores in Canada, and an increase in the number of accounts using the Company's account management services at credit card processors in Europe and Latin America accounted for most of the increase in international revenues in fiscal 1997 and 1998. Gains or losses due to fluctuations in currency exchange rates have not been significant to date but may become more important if, as expected, the proportion of the Company's revenues denominated in foreign currencies increases in the future.

         Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1998, and the Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

         During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after adjusting for the effect of acquisitions--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to: (a) develop new, high-value products, (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (c) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending and healthcare information management. During fiscal 1998, the Company's backlog of orders for fixed-priced products declined slightly. This indicates that revenue growth in fiscal 1999 and later years may depend to a large extent on sales of newly developed products.

         Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. Management believes this constraint will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities that it believes have exceptional long-term potential. This occurred in the period from 1988 through 1990, when the Company devoted significant resources to developing the usage-priced services distributed through credit bureaus and third-party processors.

Expenses

         The following table sets forth for the fiscal periods indicated: (a) the percentage of net revenues represented by certain line items in the Company's Consolidated Statements of Income and (b) the percentage change in the amount of each such line item from the prior fiscal year.

                                               Percentage of               Period-to-period
                                                 revenue                  percentage changes
                                        --------------------------        ------------------
                                               Years ended                1997           1996
                                               September 30,               to             to
                                        1998       1997      1996         1998           1997
---------------------------------------------------------------------------------------------
Total revenues                           100        100       100           23             28
                                       -----      -----     -----
Costs and expenses:
Cost of revenues                          35         36        37           17             26
Sales and marketing                       15         15        17           28             13
Research and development                  12          9         6           66             90
General and administrative                21         20        21           28             23
Amortization of intangibles                1          1        --            9             74
                                       -----      -----     -----
Total costs and expenses                  84         81        81           27             28
                                       -----      -----     -----
Income from operations                    16         19        19            7             28
Other income (expense)                     1         (1)       (1)          NM*            NM*
                                       -----      -----     -----
Income before income taxes                17         18        18           18             24
Provision for income taxes                 7          8         7           20             32
                                       -----      -----     -----
Net income                                10         10        11           18             19
                                       =====      =====     =====

     *Not meaningful


Cost of revenues

         Cost of revenues consists primarily of personnel, travel and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) Service.

         Cost of revenues, as a percentage of revenues, declined slightly in the periods from fiscal l996 to fiscal 1997 and from fiscal l997 to fiscal 1998. The decrease in both fiscal l997 and fiscal 1998 was due primarily to the reassignment to research and development activities of certain personnel whose primary assignment had been production and delivery.

Sales and marketing

         Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. As a percentage of revenues, sales and marketing expenses decreased in fiscal 1997 compared with fiscal 1996 due primarily to a reduction in media advertising and remained essentially unchanged from fiscal 1997 to fiscal 1998.

Research and development

         Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms and developing software tools that are aimed at improving productivity and management control. Research and development increased sharply from fiscal l996 to fiscal 1997 and from fiscal 1997 to fiscal 1998. After several years of concentrating on developing new markets--either geographically or by industry--for its existing technologies, in fiscal 1996 and fiscal l997 the Company renewed its historical emphasis on developing new technologies, especially in the area of software development.

         In fiscal 1998, the Company continued to emphasize development of new technologies. Research and development expenditures in fiscal 1998 were primarily related to new bankruptcy scoring products for Visa (Integrated Solutions Concepts) and Trans Union, new fraud-detection software products, joint product development projects with Deluxe Financial Services, Inc., healthcare receivables management and Year 2000 compliance work.

General and administrative

         General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions, such as finance and computer information systems. As a percentage of revenues, general and administrative expenses were essentially unchanged for fiscal l996, l997 and l998.

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

Other income (expense)

         The table in Note 13 to the Consolidated Financial Statements presents the detail of other income and expenses. Interest income is derived from the investment of funds surplus to the Company's immediate operating requirements. At September 30, 1998, the Company had approximately $46.5 million invested in U.S. treasury securities and other interest-bearing instruments. Interest income increased in both fiscal 1997 and 1998 due to higher average cash balances in interest-bearing accounts and instruments.

         The Company's share of operating losses in certain early-stage development companies that are accounted for using the equity method is charged to other expense. During the fiscal year ended September 30, l997, the Company wrote off non-marketable investments with an equity basis of $773,000, primarily related to an Italian start-up venture that was adversely affected by a new privacy law. In fiscal year ended September 30, 1998, the Company liquidated its share of this non-marketable security resulting in a gain of $165,000 and has no further financial commitments in connection with this investment. Note 4 to the Consolidated Financial Statements describes the Company's investment in such companies.

         In fiscal 1998, the difference between the increase in operating income (7 percent) and the increase in net income (18 percent) was primarily due to the interest income derived from investments in U.S. treasury securities and other interest-bearing instruments, and the absence of losses from investments in start-ups.

Provision for income taxes

         The Company's effective tax rate was 39.3, 41.8 and 42.2 percent in fiscal l996, 1997 and l998, respectively. The increase to 42.2 percent in fiscal 1998 was due primarily to the nondeductible nature of goodwill, deferred compensation and an increase in the effective state tax rate. The Company expects its effective tax rate in fiscal 1999 to be approximately 42 percent, barring any change in the tax laws.

Capital Resources and Liquidity

         Working capital increased from $34,699,000 at September 30, 1996, to $47,727,000 at September 30, l997, and to $54,852,000 at September 30, 1998. The
increase in fiscal 1997 was due primarily to increases in accounts receivable and unbilled work in progress, which more than offset the increase in accrued compensation and employee benefits and the decrease in prepaid expenses and other assets.

         The increase in fiscal 1998 was due primarily to increases in short-term investments, unbilled work in progress and accounts receivable, which more than offset the increase in accounts payable and other accrued liabilities and accrued compensation and employee benefits.

         The Company's exposure to collection risks is comprised of the sum of accounts receivable plus unbilled work in progress, less billings in excess of earned revenues. Changes in contract terms and product mix, along with variations in timing, may cause fluctuations in any or all of these items. During fiscal 1997, the increases in accounts receivable and billings in excess of earned revenues were proportional to the increase in revenues. The greater increase in unbilled work in progress was due primarily to changes in product mix and contract terms. During fiscal 1998, the increase in accounts receivable was proportionally much less than the increase in revenues due to improved collection efforts by the Company, and the increases in unbilled work in progress and billings in excess of earned revenues were proportional to the increase in revenues.

         The Company capitalized $45,000 as goodwill relating to amounts due to the former stockholders of CRMA under the CRMA purchase agreement based upon its financial results in fiscal 1997, and has capitalized $263,000 based upon CRMA's financial results in fiscal 1998. An additional payment to the former stockholders of CRMA based upon CRMA's financial results in fiscal 1999 may also be required. That amount, which will be paid 55 percent in Company stock and 45 percent in cash, will not exceed $1,833,000.

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

         In fiscal 1998, cash provided by operations resulted primarily from net income before depreciation and amortization, and increases in accounts payable and other accrued liabilities and accrued compensation and employee benefits, partially offset by the increases in accounts receivable, other assets and unbilled work in progress. Cash was used in investing activities primarily for additions to property and equipment, and purchases of interest-bearing investments, partially offset by the maturities of interest-bearing investments. Cash was provided by financing activities primarily from the exercise of stock options, partially offset by cash used for the payment of dividends and the reduction of capital lease obligations.

         Future cash flows will continue to be affected by operating results, contractual billing terms and collections, investment decisions and dividend payments, if any. At September 30, 1998, the Company had no significant capital commitments other than those obligations described in Notes 2, 5 and 11 of the Consolidated Financial Statements.

         On December  1, 1997,  the Company  purchased  undeveloped  land in San
Rafael, California, with the intention of constructing an office complex to accommodate future growth. Development has commenced, and on May 15, 1998, the Company entered into a synthetic lease arrangement, which will materially increase the Company's future operating lease expenses. Rental payments will commence upon completion of construction, which is expected to occur in the second quarter of fiscal 2001. With this external financing, the Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

Year 2000

         The Company is performing Year 2000 remediation work and compliance testing on its software products marketed to customers. The updated versions of most of its software products currently being shipped to customers are Year 2000 compliant. Certain international versions of the Company's software products are not yet Year 2000 compliant, but the Company expects to be prepared to ship upgrade "patches" for these products by the end of calendar 1998. Year 2000 remediation work, including compliance testing, for most earlier versions of the Company's software installed at customer sites will be performed as part of the Company's normal upgrade and maintenance process. Prior to the end of calendar 1999, the Company will discontinue support for some software products that have been replaced by other products, and Year 2000 upgrades for these products will not be available. Revenues from such products are not significant. There are no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company. However, the Company currently does not expect significant disruption of its revenues or operations from the Year 2000 issues associated with its products. The Company has not made an assessment of the potential impact of failing to complete its own Year 2000 remediation work nor has it developed any contingency plans for such an event.

         Additionally, the Company has substantially completed its Year 2000 inventory and assessment of internal information technology (IT) and non-IT systems and applications and expects all major internal systems to be fully compliant by the end of December 1998. The Company has determined that the majority of its internally developed systems are Year 2000 compliant. All applications supplied to Company by third parties are either Year 2000 compliant today or have "patches" currently available to bring them into compliance. Extensive compliance testing has commenced and will continue through most of the calendar year 1999. The most reasonably likely worst-case scenarios would include: (a) corruption of data contained in the Company's internal information systems, and (b) hardware/operating system failure. The Company is in the process of completing its contingency plans for business-critical IT and non-IT internal systems as an extension of its existing disaster recovery plan and expects to complete such planning by June 30, 1999.

         The Company estimates that the costs of Year 2000 remediation (including compliance testing) for its products and internal systems will be in the range of $4 million to $5 million. Approximately two-thirds of these estimated costs have been expended as of September 30, 1998. These costs principally consist of both internal staff costs and expenses for external consultants, software and hardware, which have been or will be expensed by the Company during the period they are incurred. Expected costs for the Year 2000 remediation work (including compliance testing) and projected completion dates are based on the Company's management's estimates and assumptions and actual results may vary materially from those anticipated.

         The Company has also initiated communications with third parties on which it is dependent for essential services and for the distribution of its significant services to determine how they are addressing Year 2000 issues and to evaluate any impact on the Company's operations. The Company is working with these third parties to resolve Year 2000 issues and information received to date indicates that these parties are in the process of implementing and/or testing remediation strategies to ensure Year 2000 compliance of systems, services and/or products. However, the lack of resolution of Year 2000 issues by these parties--especially the credit bureaus and credit card processors through which the Company distributes credit scoring and account management services--could have a material adverse impact on the Company's future business operations, financial condition and results of operations.

         The Company anticipates that the most reasonably likely worst-case scenarios involving third-party Year 2000 issues would include: (a) failure of infrastructure services provided by government agencies and third parties (e.g., transportation, electricity, telephone, Internet services, etc.) and (b) failure of one or more of the credit bureaus or credit card processors through which the Company distributes its credit scoring and account management services to achieve timely and successful Year 2000 compliance. Contingency plans to address these most reasonably likely worst-case scenarios are under development and are expected to be completed by June 30, 1999. At this time the Company cannot quantify the potential impact of third-party Year 2000 issues.

         The foregoing information and statements regarding the Company's Year 2000 capabilities and readiness are "Year 2000 Information and Readiness
Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 enacted on October 19, 1998.

European Economic and Monetary Union (EMU)

         Under the European Union's plan for Economic and Monetary Union (EMU), the euro becomes the sole accounting currency of EMU countries on January 1, 2002. Its initial phase goes into effect on January 1, 1999, in 11 participating countries: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. In this initial phase the EMU mandates that key financial systems be able to triangulate conversion rates so that any amount booked will be logged and processed simultaneously in both the local currency and euros. The Company believes that its computer systems and programs are euro-compliant. Costs associated with compliance were not material and were expensed by the Company as they were incurred.

Quarterly Results

         The table in Note 15 to the Consolidated Financial Statements presents unaudited quarterly operating results for the last eight fiscal quarters. Management believes that all the necessary adjustments have been included in the amounts stated to present fairly the selected quarterly information, when read in conjunction with the financial statements included elsewhere in this report. This information includes all normal recurring adjustments that the Company considers necessary for a fair presentation thereof, in accordance with generally accepted accounting principles.

         Quarterly results may be affected by fluctuations in revenue associated with credit card solicitations, by the timing of orders for and deliveries of certain ASAP and TRIAD systems and by the seasonality of ScoreNet purchases. With the exception of the cost of ScoreNet data purchased by the Company, most of its operating expenses are not affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may have a significant impact on operating results. However, in recent years these fluctuations were generally offset by the strong growth in revenues from services delivered through credit bureaus and third-party bankcard processors.

         Management believes that neither the quarterly variations in net revenues and net income nor the results of operations for any particular quarter are necessarily indicative of results of operations for full fiscal years. Accordingly, management believes that the Company's results should be evaluated on an annual basis.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. The Company does not use derivative financial instruments for speculative or trading purposes.

         Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The Company believes foreign currency and equity risk is not material.

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Fair, Isaac and Company, Incorporated:

         We have audited the accompanying consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.



San Francisco, California
October 29, 1998

CONSOLIDATED STATEMENTS OF INCOME

                                                                                       (in thousands, except per share data)
Years ended September 30,                                                         1998                  1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                  $    245,545          $    199,009           $    155,913

Costs and expenses:
   Cost of revenues                                                             84,980                72,566                 57,732
   Sales and marketing                                                          37,470                29,162                 25,722
   Research and development                                                     29,136                17,572                  9,265
   General and administrative                                                   52,132                40,679                 32,942
   Amortization of intangibles                                                   1,395                 1,274                    734
                                                                          ------------          ------------           ------------
       Total costs and expenses                                                205,113               161,253                126,395
                                                                          ------------          ------------           ------------
Income from operations                                                          40,432                37,756                 29,518
Other income (expense), net                                                      1,673                (2,210)                  (814)
                                                                          ------------          ------------           ------------
Income before income taxes                                                      42,105                35,546                 28,704
Provision for income taxes                                                      17,778                14,860                 11,281
                                                                          ------------          ------------           ------------
Net income                                                                $     24,327          $     20,686           $     17,423
                                                                          ============          ============           ============

Earnings per share:
  Diluted                                                                 $       1.68          $       1.46           $       1.25
                                                                          ============          ============           ============
  Basic                                                                   $       1.77          $       1.55           $       1.32
                                                                          ============          ============           ============

Shares used in computing earnings per share:
  Diluted                                                                   14,463,000            14,202,000             13,922,000
                                                                          ============          ============           ============
  Basic                                                                     13,763,000            13,386,000             13,161,000
                                                                          ============          ============           ============


See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                                           (dollars in thousands)
September 30,                                                                                             1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
Assets
  Current assets:
      Cash and cash equivalents                                                                      $  14,242            $  13,209
      Short-term investments                                                                            18,283                6,108
      Accounts receivable, net of allowance (1998: $1,163; 1997: $758)                                  39,028               36,147
      Unbilled work in progress                                                                         22,004               18,176
      Prepaid expenses and other current assets                                                          4,040                3,673
      Deferred income taxes                                                                              5,016                4,517
                                                                                                     ---------            ---------
         Total current assets                                                                          102,613               81,830
  Long-term investments                                                                                 24,368               13,261
  Property and equipment, net                                                                           36,893               34,486
  Intangibles, net                                                                                      10,458                8,361
  Deferred income taxes                                                                                  6,398                3,369
  Other assets                                                                                           8,884                3,921
                                                                                                     ---------            ---------
                                                                                                     $ 189,614            $ 145,228

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and other accrued liabilities                                                   $  17,418            $   8,228
    Accrued compensation and employee benefits                                                          22,065               19,160
    Billings in excess of earned revenues                                                                7,862                6,346
    Capital lease obligations                                                                              416                  369
                                                                                                     ---------            ---------
        Total current liabilities                                                                       47,761               34,103
Other liabilities                                                                                        7,613                6,753
Capital lease obligations                                                                                  789                1,183
                                                                                                     ---------            ---------
        Total liabilities                                                                               56,163               42,039
                                                                                                     ---------            ---------
Stockholders' equity:
    Preferred stock                                                                                         --                   --
    Common stock                                                                                           140                  135
    Paid in capital in excess of par value                                                              32,454               26,025
    Retained earnings                                                                                  100,678               77,453
    Less treasury stock                                                                                   (351)                (433)
    Cumulative translation adjustments                                                                    (170)                (308)
    Unrealized gains on investments                                                                        700                  317
                                                                                                     ---------            ---------
        Total stockholders' equity                                                                     133,451              103,189
                                                                                                     ---------            ---------
                                                                                                     $ 189,614            $ 145,228


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Period from September 30, 1995, to September 30, 1998                                                                (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                       Common stock   Paid in                                                  Unrealized  Total
                                      -------------  capital in                                    Cumulative   gains on   stock-
                                               Par    excess of   Retained   Treasury   Pension    translation   Invest-  holders'
                                       Share  value   par value   earnings     stock  adjustments  adjustments    ments    equity
                                      ------  -----  ----------  ---------   -------- -----------  ----------- ---------- ---------
Balances at September 30, 1995        12,909  $ 130  $ 14,947   $  41,577   $  (228)  $    (406)  $    --     $   156    $ 56,176
Issuance of common stock                 101      1     3,586          --        --          --        --          --       3,587
Issuance/vesting of restricted stock       1     --       115          --        --          --        --          --         115
Exercise of stock options                221      2       911          --        --          --        --          --         913
Tax benefit of exercised stock
     options                              --     --     1,124          --        --          --        --          --       1,124
Contribution/sale to ESOP                 38     --       945          --       160          --        --          --       1,105
Net income                                --     --        --      17,423        --          --        --          --      17,423
Dividends declared                        --     --        --        (991)       --          --        --          --        (991)
Pension adjustment                        --     --        --          --        --         406        --          --         406
Unrealized losses on investments          --     --        --          --        --          --        --         (59)        (59)
Cumulative translation adjustments        --     --        --          --        --          --      (145)         --        (145)
                                      ------  -----  --------   ---------   -------   ---------   -------     -------    --------

Balances at September 30, 1996        13,270    133    21,628      58,009       (68)         --      (145)         97      79,654
Issuance of common stock                  47     --     1,044          --        --          --        --          --       1,044
Vesting of restricted stock               --     --       289          --        --          --        --          --         289
Exercise of stock options                141      2     1,018          --        --          --        --          --       1,020
Tax benefit of exercised stock
     options                              --     --     1,474          --        --          --        --          --       1,474
Contribution/sale to ESOP                 41     --       504          --       105          --        --          --         609
Deferred compensation                     --     --        68          --        --          --        --          --          68
Repurchase of company stock              (37)    --        --          --      (470)         --        --          --        (470)
Net income                                --     --        --      20,686        --          --        --          --      20,686
Dividends declared                        --     --        --      (1,028)       --          --        --          --      (1,028)
Charge to reflect change in RMT's
     fiscal year                          --     --        --        (214)       --          --        --          --        (214)
Unrealized gains on investments           --     --        --          --        --          --        --         220         220
Cumulative translation adjustments        --     --        --          --        --          --      (163)         --        (163)
                                      ------  -----  --------   ---------   -------   ---------   -------     -------    --------

Balances at September 30, 1997        13,462    135    26,025      77,453      (433)         --      (308)        317     103,189
Issuance of common stock                  33     --     1,468          --        --          --        --          --       1,468
Vesting of restricted stock               --     --       185          --        --          --        --          --         185
Exercise of stock options                487      5     2,726          --        --          --        --          --       2,731
Tax benefit of exercised stock
     options                              --     --     1,660          --        --          --        --          --       1,660
Deferred compensation                     --     --       472          --        --          --        --          --         472
Repurchase of company stock               (3)    --       (82)         --       (28)         --        --          --        (110)
Issuance of treasury stock                 3     --        --          --       110          --        --          --         110
Net income                                --     --        --      24,327        --          --        --          --      24,327
Dividends declared                        --     --        --      (1,102)       --          --        --          --      (1,102)
Unrealized gains on investments           --     --        --          --        --          --        --         383         383
Cumulative translation adjustments        --     --        --          --        --          --       138          --         138
                                      ------  -----  --------   ---------   -------   ---------   -------     -------    --------

Balances at September 30, 1998        13,982  $ 140  $ 32,454   $ 100,678   $  (351)  $      --   $  (170)    $   700    $133,451
                                      ======  =====  ========   =========   =======   =========   =======     =======    ========

                                                                   28

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             (dollars in thousands)
Years ended September 30,                                                                      1998           1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                                   $ 24,327       $ 20,686       $ 17,423
Adjustments to reconcile net income to cash provided by
      operating activities:
    Depreciation and amortization                                                              14,948         11,753          7,928
    Deferred compensation                                                                         472             --             --
    Deferred income taxes                                                                      (3,809)        (2,824)            84
    Equity loss in investments                                                                     --          2,082            821
    Investment write-off                                                                           --            773          1,535
    Charge to reflect change in RMT's fiscal year                                                  --           (214)            --
    Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                                       (2,743)        (8,104)        (7,824)
       Decrease (increase) in unbilled work in progress                                        (3,828)        (7,611)         1,425
       Decrease (increase) in prepaid expenses and other assets                                   473          2,945         (3,180)
       Decrease (increase) in other assets                                                     (4,963)           515            (40)
       Increase in accounts payable and other accrued liabilities                              10,226            329          2,894
       Increase in accrued compensation and employee benefits                                   4,413          3,659          5,105
       Increase (decrease) in billings in excess of earned revenues                             1,516          1,406         (1,244)
       Increase (decrease) in other liabilities                                                   236            664         (1,002)
                                                                                             --------       --------       --------
           Net cash provided by operating activities                                           41,268         26,059         23,925
                                                                                             --------       --------       --------

Cash flows from investing activities
Purchases of property and equipment                                                           (15,669)       (21,653)       (13,472)
Proceeds from sale of property and equipment                                                       --            340             --
Payments for acquisition of subsidiaries                                                       (3,347)           (78)        (2,811)
Purchases of investments                                                                      (33,491)        (9,658)       (10,781)
Proceeds from maturities of investments                                                        11,030          7,568          5,913
                                                                                             --------       --------       --------
           Net cash used in investing activities                                              (41,477)       (23,481)       (21,151)
                                                                                             --------       --------       --------

Cash flows from financing activities
Principal payments of capital lease obligations                                                  (387)          (378)          (391)
Proceeds from the exercise of stock options and issuance of treasury stock                      2,841          1,020            928
Dividends paid                                                                                 (1,102)        (1,028)          (991)
Repurchase of company stock                                                                      (110)          (470)            --
                                                                                             --------       --------       --------
           Net cash provided by (used in) financing activities                                  1,242           (856)          (454)
                                                                                             --------       --------       --------

Increase in cash and cash equivalents                                                           1,033          1,722          2,320
Cash and cash equivalents, beginning of year                                                   13,209         11,487          9,167
                                                                                             --------       --------       --------
Cash and cash equivalents, end of year                                                       $ 14,242       $ 13,209       $ 11,487
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

Credit and market risk

         The Company invests a portion of its excess cash in U.S. government obligations and has established guidelines relative to diversification and maturities that maintain safety and liquidity. In addition, an allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses for accounts receivable. Actual losses have been within management's expectations.

Depreciation and amortization

         Depreciation  and  amortization  on property  and  equipment  including leasehold improvements and capitalized leases are provided using the straight-line method over estimated useful lives ranging from three to ten years or the term of the respective leases.

Revenue recognition

         Revenues from contracts for the development of credit scoring systems and custom software are recognized using the percentage-of-completion method of accounting based upon milestones that are defined using management's estimates of costs incurred at various stages of the project as compared to total estimated project costs. Revenues determined by the percentage-of-completion method in excess of contract billings are recorded as unbilled work in progress. Such amounts are generally billable upon reaching certain performance milestones that are defined by the individual contracts. Deposits billed and received in advance of performance under contracts are recorded as billings in excess of earned revenues.

         Revenues from usage-priced products and services are recognized on receipt of usage reports from the third parties through which such products and services are delivered. Amounts due under such arrangements are recorded as unbilled work in progress until collected. Revenues from non-customized software licenses and shrink-wrapped products are recognized upon delivery of product and services, or license renewal. Revenues from products and services sold on time-based pricing, including maintenance of computer and software systems, are recognized ratably over the contract period.

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

         When developing software using existing technology, the costs incurred prior to the completion of a working model are expensed. Once the product design is met, this typically concludes the software development process and is usually the point at which technological feasibility is established. Subsequent expenses, including coding and testing, if any, are capitalized. For the three-year period ending September 30, 1998, technological feasibility coincided with the completion process; thus, all design and development costs were expensed as research and development costs.

         Purchased software costs are amortized over three to five years. For the years ended September 30, 1998, 1997 and 1996, amortization of capitalized software was $528,000, $808,000 and $248,000, respectively. At September 30, 1998 and 1997, unamortized purchased computer software costs were $6,508,000 and $1,221,000, respectively.

Intangibles

         The intangible assets consisting of goodwill and non-compete agreements arose principally from business acquisitions and are amortized on a straight-line basis over the period of expected benefit, which ranges from 2 to 15 years. The Company assesses the recoverability of goodwill by evaluating the undiscounted projected results of operations over the remaining amortization period.

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

Earnings per share

         Diluted earnings per share are based on the weighted-average number of common shares outstanding and common stock equivalent shares. Common stock equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. Basic earnings per share is computed on the basis of the weighted average number of common stock shares outstanding.

Accounting pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income." SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Beginning with the first quarter of 1999, management intends to conform its consolidated financial statements to this pronouncement.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Beginning with fiscal year 1999, management intends to conform its annual consolidated financial statements to this pronouncement.

         In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning October 1, 1998, and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence, which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company's management believes that the adoption of SOP 97-2 will not have a material impact on the Company's results of operations. Beginning with fiscal year 1999, management intends to conform its consolidated financial statements to this pronouncement.

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

         In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Beginning with fiscal year 2000, management intends to conform its consolidated financial statements to this pronouncement.

Fair value of financial instruments

         The fair values of cash and cash equivalents, accounts receivable and accounts payable are approximately equal to their carrying amounts because of the short-term maturity of these instruments. The fair values of the Company's investment securities are disclosed in Note 4.

2.    Mergers and Acquisitions

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

         For the pre-merger periods indicated, revenues and net income of the Company and RMT are as follows:

                                          Nine-months ended
                                              June 30, 1997           Year ended
(dollars in thousands)                            Unaudited   September 30, 1996
--------------------------------------------------------------------------------

Revenues

  Fair, Isaac and Company, Incorporated            $137,031            $148,749
  Risk Management Technologies                        5,746               7,164
                                                   --------            --------
                                                   $142,777            $155,913
                                                   ========            ========
Net Income

  Fair, Isaac and Company, Incorporated            $ 13,732            $ 16,179
  Risk Management Technologies                          630               1,244
                                                   --------            --------
                                                   $ 14,362            $ 17,423
                                                   ========            ========


         RMT previously used the fiscal year ended December 31 for its financial reporting. RMT's operating results for the year ended December 31, 1996, are included in the accompanying statement of income in the column headed September 30, 1996. The statement of income's comparative 1997 results reflect the operations of the Company and RMT for the year ended September 30, 1997. Accordingly, the duplication of RMT's net income, for the three months ended December 31, 1996, has been adjusted by a $214,000 charge to retained earnings in fiscal 1997.

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

         The CRMA purchase agreement provides for additional contingent cash and Company stock payments to the former CRMA shareholders not to exceed $5,499,000 based on specified financial performance of CRMA through September 1999. For the years ended September 30, 1998 and 1997, an additional $265,000 and $45,000, respectively, were capitalized as goodwill relating to the additional contingent cash and Company stock payments.

         Pro forma unaudited consolidated operating results of the Company, Printronic and CRMA for the years ended September 30, 1996, assuming the acquisitions had been made as of October 1, 1995, are summarized below.


Pro forma summary (unaudited)                           Year ended September 30,
(dollars in thousands except per share data)                                1996
--------------------------------------------------------------------------------

Revenue                                                              $   162,491
Net income                                                           $    17,495
Earnings per share:
    Diluted                                                          $      1.25
    Basic                                                            $      1.32


         These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of goodwill and other intangible assets. They do not purport to be indicative of the results of operations that actually would have resulted had the combinations been in effect on October 1, 1995, or of future results of operations of the consolidated entities.

3.    Cash Flow Statement

      Supplemental disclosure of cash flow information:

                                                                                                         Years ended September 30,
(dollars in thousands)                                                                  1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Income tax payments                                                                    $17,174            $14,278            $13,785
Interest paid                                                                          $   803            $   336            $   223

Non-cash investing and financing activities:
    Tax benefit of exercised stock options                                             $ 1,660            $ 1,474            $ 1,124
    Issuance of common stock to ESOP                                                   $ 1,323            $   969            $  --
    Vesting of restricted stock                                                        $   185            $   289            $   115
    Purchase of Printronic and CRMA with common stock                                  $   145            $  --              $ 3,572
    Contributions of treasury stock to ESOP                                            $  --              $   609            $ 1,105

4.    Investments

         The following is a summary of available-for-sale securities and other investments at September 30, 1998 and 1997:

                                                             1998                                          1997
                                          ----------------------------------------    ----------------------------------------------
                                                       Gross     Gross                              Gross        Gross
                                          Amortized  unrealized unrealized   Fair     Amortized   unrealized   unrealized     Fair
(dollars in thousands)                      cost       gains     losses      value      Cost        gains       losses       value
------------------------------------------------------------------------------------------------------------------------------------

Short-term investments:

U.S. government obligations               $ 18,049    $    234    $ --    $ 18,283    $  6,069    $     39     $     --     $  6,108
                                          ========    ========    ====    ========    ========    ========     ========     ========


Long-term investments:

U.S. government obligations               $ 20,051    $    676    $ --    $ 20,727    $ 10,480    $     93     $     --     $ 10,573
Non-marketable securities                      382          --      --         382         306          --           --          306
Marketable equity securities                 2,978         281      --       3,259       1,987         716         (321)       2,382
                                          --------    --------    ----    --------    --------    --------     --------     --------
                                          $ 23,411    $    957    $ --    $ 24,368    $ 12,773    $    809     $   (321)    $ 13,261
                                          ========    ========    ====    ========    ========    ========     ========     ========


         The long-term U.S. government obligations mature in one to five years.

         For the year ended September 30, 1997, a non-marketable investment with an equity basis of $773,000 in an overseas start-up venture, principally an Italian credit reporting agency, was written off due to the potential negative impact on the agency's operations from a new Italian privacy law. During the year ended September 30, 1998, the Company liquidated its share of this non-marketable security for a gain of $165,000. The Company does not have any further financial commitments with respect to this investment. The Company also recognized its equity share of losses from this Italian venture of $2,082,000 and $821,000 for the years ended September 30, 1997 and 1996, respectively.

         For the year ended September 30, 1996, an investment of $1,535,000 in the non-marketable preferred stock of an early-stage enterprise was written off due to the deteriorating financial condition of the entity. The Company does not have any further financial commitments with respect to the investment.

5.    Property and Equipment

         Property and equipment at September 30, 1998 and 1997 valued at cost, consist of the following:

(dollars in thousands)                                       1998           1997
-------------------------------------------------------------------------------

Data processing equipment                                $ 42,995      $ 34,248
Office furniture, vehicles and equipment                   16,156        14,383
Leasehold improvements                                     13,777        12,003
Capitalized leases                                          2,841         2,841
Less accumulated depreciation and amortization            (38,876)      (28,989)
                                                         --------      --------
Net property and equipment                               $ 36,893      $ 34,486
                                                         ========      ========


         Depreciation and amortization charged to operations were $13,553,000, $10,479,000 and $7,194,000 for the years ended September 30, 1998, 1997 and
1996, respectively.

         Capitalized leases consist primarily of one lease bearing an interest rate of 7% that matures in the year 2001. The following is a schedule, by years, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments, at September 30, 1998:

Years ended September 30,                                (dollars in thousands)
-------------------------------------------------------------------------------

1999                                                                   $   487
2000                                                                       467
2001                                                                       375
                                                                       -------
                                                                         1,329
Less:  Amount representing interest                                       (124)
                                                                       -------
Present value of net minimum lease payments                            $ 1,205
                                                                       =======

6.    Intangibles

         Intangibles at September 30, 1998 and 1997, consist of the following:

(dollars in thousands)                                   1998              1997
-------------------------------------------------------------------------------

Goodwill                                             $ 13,430          $ 10,138
Other                                                   2,470             2,270
Less accumulated amortization                          (5,442)           (4,047)
                                                     --------          --------
                                                     $ 10,458          $  8,361
                                                     ========          ========


         Amortization charged to operations was $1,395,000, $1,274,000 and $734,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

7.    Income Taxes

         The provision for income taxes consists of the following:

                                                      Years ended September 30,
(dollars in thousands)                 1998              1997              1996
-------------------------------------------------------------------------------

Current:
Federal                            $ 17,380          $ 14,685          $  9,026
State                                 3,967             2,863             1,901
Foreign                                 240               136               270
                                   --------          --------          --------
                                     21,587            17,684            11,197
                                   --------          --------          --------
Deferred:
Federal                              (3,152)           (2,400)              183
State                                  (657)             (424)              (99)
                                   --------          --------          --------
                                     (3,809)           (2,824)               84
                                   --------          --------          --------
                                   $ 17,778          $ 14,860          $ 11,281
                                   ========          ========          ========


         Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

         The tax effect of significant temporary differences resulting in deferred tax assets at September 30, 1998 and 1997, are as follows:

(dollars in thousands)                                         1998        1997
-------------------------------------------------------------------------------

Deferred tax assets:
    Depreciation and amortization                          $  2,350    $  2,637
    Customer advances                                         2,198          --
    Employee benefit plans                                    1,594         280
    Deferred compensation                                     1,489       2,042
    Compensated absences                                      1,455       1,070
    State taxes                                               1,388       1,007
    Capital loss carryforward                                 1,245       1,530
    Bad debt provision                                          464         283
    Capital lease obligations                                   197         201
    Warranty reserves                                           140          26
    Other                                                       630         103
                                                           --------    --------
                                                             13,150       9,179
Less valuation allowance                                     (1,245)     (1,083)
                                                           --------    --------
                                                             11,905       8,096
Deferred tax liabilities:
    Tax on net unrealized gains on available-for-sale
      securities                                               (491)       (210)
                                                           --------    --------
Deferred tax assets, net                                   $ 11,414    $  7,886
                                                           ========    ========

         The valuation allowance for deferred tax assets at September 30, 1998 and 1997, was $1,245,000 and $1,083,000, respectively. The valuation allowance was needed to reduce the deferred tax assets since the Company does not meet the more-likely-than-not requirement for utilization of the capital loss carry forward.

         A reconciliation between the federal statutory income tax rate and the Company's effective tax rate is shown below:

                                                                                                          Years ended September 30,
(dollars in thousands)                                                                         1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Income tax provision at federal statutory rates in 1998, 1997 and 1996                     $ 14,737        $ 12,441        $ 10,031
State income taxes, net of federal benefit                                                    2,152           1,586           1,190
Increase in valuation allowance                                                                 162             480             603
Other                                                                                           727             353            (543)
                                                                                           --------        --------        --------
                                                                                           $ 17,778        $ 14,860        $ 11,281
                                                                                           ========        ========        ========

8.    Employee Benefit Plans

Pension plan

         The Company has a defined benefit pension plan that covers eligible full-time employees. The benefits are based on years of service and the employee's compensation during employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The following table sets forth the plan's funding status at September 30, 1998 and 1997:

(dollars in thousands)                                                                                 1998                    1997
-----------------------------------------------------------------------------------------------------------------------------------
Vested benefit obligation                                                                          $  9,524                $  7,578
Nonvested benefit obligation                                                                          1,457                     479
Effect of projected future earnings                                                                   5,877                   3,710
                                                                                                   --------                --------
Projected benefit obligation                                                                         16,858                  11,767
Fair value of plan assets                                                                           (10,413)                (10,266)
                                                                                                   --------                --------
Projected benefit obligation in excess of plan assets                                                 6,445                   1,501
Unrecognized prior service cost                                                                          59                      68
Unrecognized net loss                                                                                (5,895)                 (2,692)
Unrecognized net obligation remaining to be amortized                                                  (138)                   (158)
Additional minimum liability                                                                             97                      --
                                                                                                   --------                --------
(Prepaid) accrued pension cost                                                                     $    568                $ (1,281)
                                                                                                   ========                ========


         The plan assets consist primarily of U.S. government and marketable equity securities.

         The  projected  benefit  obligation  includes  an  accumulated  benefit obligation  of  $10,981,000  and  $8,057,000  at  September  30,  1998 and 1997,
respectively. The projected benefit obligation exceeded the fair value of the pension plan assets for the years ended September 30, 1998 and 1997, respectively.

         The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.5% and 4.0%, respectively, at September 30, 1998, and 7.5% and 5.0%, respectively, at September 30, 1997. The expected long-term rate of return on assets was 8.5% at September 30, 1998 and 1997.

         The net pension cost for the fiscal years ended September 30, 1998 and 1997, included the following components:

(dollars in thousands)                                        1998         1997
-------------------------------------------------------------------------------

Service costs                                              $ 1,516      $ 1,011
Interest cost on projected benefit obligation                  943          745
Actual return on plan assets                                  (840)      (2,050)
Net amortization and deferral                                  132        1,502
                                                           -------      -------
Net periodic pension plan cost                             $ 1,751      $ 1,208
                                                           =======      =======

Employee stock ownership plan

         The Company has an Employee Stock Ownership Plan (ESOP) that covers eligible full-time employees. Contributions to the ESOP are determined annually by the Company's Board of Directors. In addition, the ESOP may purchase stock from the Company or its stockholders. Provisions for contributions to the ESOP were $1,803,000, $1,534,000 and $1,445,000 for the years ended September 30,
1998, 1997 and 1996, respectively.

         At September 30, 1998 and 1997, the ESOP held 835,693 and 970,566 shares of Company stock, respectively. The amount of dividends on ESOP shares were $75,212, $81,000 and $94,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

         Company stock held and paid for by the ESOP is allocated annually to participants based on employee compensation levels. While employed by the Company, participants vest in the allocated shares at rates ranging from 0% to 30% over a period of 1 to 7 years until fully vested, depending on the plan.

Defined contribution plans

         The Company offers 401(k) plans for eligible employees. Eligible employees may contribute up to 15% of compensation. The Company provides a matching contribution, which either vests immediately or over five years, depending on the plan. The Company contributions to 401(k) plans were $790,000, $673,000 and $470,000 for the years ended September 30, 1998, 1997 and 1996, respectively. In addition, the Company maintains a supplemental retirement and savings plan for certain officers and senior management employees. Company contributions to that plan were $247,000, $132,000 and $104,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

Officers' incentive plan

         The Company has an executive compensation plan for the benefit of officers. Benefits are payable based on the achievement of financial and performance objectives, which are set annually by the Board of Directors, and the market value of the Company's stock. Total expenses under the plan were $3,273,000, $3,842,000 and $3,560,000 for the years ended September 30, 1998,
1997 and 1996, respectively. The incentive earned each year is paid 50% currently, and the balance is payable over a four-year period, subject to certain adjustments, as defined in the plan, based on employment status and the market value of the Company's common stock. At September 30, 1998 and 1997, the long-term officers' incentive plan payable was $3,066,000 and $3,475,000, respectively.

Employee incentive plans

         The Company has incentive plans for eligible employees not covered under the executive compensation plan. Awards under these plans are paid annually and are based on the achievement of certain financial and performance objectives. Total expenses under these plans were $5,537,000, $5,211,000 and $4,426,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

9.    Stock

Common

         A total of 35,000,000 shares of common stock, $.01 par value, are authorized, of which 13,992,126 shares (including 9,787 shares of treasury stock) were outstanding at September 30, 1998, and 13,474,382 shares (including 12,114 shares of treasury stock) were outstanding at September 30, 1997.

Preferred

         A total of 1,000,000 shares of preferred stock, $.01 par value, are authorized; no preferred stock has been issued.

10.   Stock Option Plans

         The Company has two stock option plans, one of which is for the granting of stock options, stock appreciation rights, restricted stock and common stock that reserve shares of common stock for issuance to officers, key employees and non-employee directors. The Company has elected to continue to apply the provisions of APB No. 25, and provide the pro forma disclosures of
SFAS  No.  123,  "Accounting  for  Stock-Based   Compensation."  Granted  awards
generally have a maximum term of ten years and vest over one to five years. Under this plan approved by the stockholders, a number of shares equal to 4% of the number of shares of the Company's common stock outstanding on the last day of the preceding fiscal year is added to the shares available under the plan each fiscal year, provided that the number of shares suitable for grants of incentive stock options for the remaining term of the plan shall not exceed 1,500,000 shares. The other plan is limited to the former employees of RMT, who, as of the merger date, held unexpired and unexercised stock option grants under the RMT stock option plans. Granted awards have a maximum term of ten years and vest over three years. The total number of issuable options under the plan is 650,800.

         The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30:

                                         1998              1997           1996
-------------------------------------------------------------------------------

Expected life (years)                      5                 5               5
Interest rate                           5.5%              6.5%            6.2%
Volatility                               43%               45%             45%
Dividend yield                            0%                0%              0%


The  following  information  regarding  these  option  plans for the years ended
September 30 is as follows:

                                                    1998                       1997                       1996
                                           ----------------------    ------------------------     ----------------------
                                                          Weighted-                   Weighted-                 Weighted-
                                                          average                     average                   average
                                                          exercise                    exercise                  exercise
                                           Options         price     Options           price       Options       price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year           1,843,000       $20.63    1,388,000         $12.21     1,324,000      $  6.72
Granted                                      526,000       $38.02      613,000         $36.82       286,000      $ 32.57
Exercised                                   (487,000)      $ 5.61     (141,000)        $ 7.19      (222,000)     $  5.62
Forfeited                                    (86,000)      $34.43      (17,000)        $28.96            --      $    --
                                           ---------                 ---------                    ---------
Outstanding at end of year                 1,796,000       $29.11    1,843,000         $20.63     1,388,000      $ 12.21
                                           =========                 =========                    =========

Options exercisable at year end              541,000       $11.80      782,000         $ 5.33       694,000      $  3.73
                                           =========                 =========                    =========


         The weighted-average fair value of options granted for the years ended September 30, 1998, 1997 and 1996, was $17.30, $17.47 and $15.35, respectively.

The following table summarizes information about significant fixed-price stock option groups outstanding September 30, 1998:

                                                   Options outstanding                        Options exercisable
                                     ------------------------------------------------     ----------------------------
                                                            Weighted
                                                             average         Weighted                         Weighted
                                          Number           remaining          average          Number          average
Range of exercise prices             outstanding   contractural life   exercise price     outstanding   exercise price
------------------------------------------------------------------------------------------------------------------------
$  .92 to $  3.50                       238,000            1.27            $  2.09           238,000         $  2.09
$ 3.84 to $ 19.31                       226,000            5.00            $ 11.95           209,000         $ 12.41
$20.75 to $ 36.94                       430,000            6.22            $ 31.91            45,000         $ 27.11
$38.25 to $ 45.63                       902,000            7.84            $ 39.22            49,000         $ 42.33
                                      ---------                                              -------
$  .92 to $ 45.63                     1,796,000            6.22            $ 29.11           541,000         $ 11.80
                                      =========                                              =======


         Stock-based compensation under SFAS No. 123 would have had the following pro forma effects for the years ended September 30:

(in thousands, except per share data)           1998         1997           1996
--------------------------------------------------------------------------------

Net income, as reported                     $ 24,327     $ 20,686     $   17,423
                                            ========     ========     ==========
Pro forma net income                        $ 20,655     $ 18,091     $   17,002
                                            ========     ========     ==========
Earnings per share, as reported:
  Diluted                                   $   1.68     $   1.46     $     1.25
                                            ========     ========     ==========
  Basic                                     $   1.77     $   1.55     $     1.32
                                            ========     ========     ==========
Pro forma earnings per share:
  Diluted                                   $   1.43     $   1.27     $     1.22
                                            ========     ========     ==========
  Basic                                     $   1.50     $   1.35     $     1.29
                                            ========     ========     ==========


         The pro forma effect on net income for each of the years ended September 30, 1998, 1997 and 1996, may not be representative of the effects on reported net income in future years.

11.   Commitments and Contingencies

         The Company conducts certain of its operations in facilities occupied under non-cancelable operating leases with lease terms in excess of one year. The leases generally provide for annual increases based upon the Consumer Price Index or fixed increments.

         In May 1998, the Company entered into a synthetic lease agreement to lease land in San Rafael, California, and improvements comprising the first phase of an office complex facility to be constructed on the land. A synthetic lease is asset-based financing structured to be treated as a lease for accounting purposes but as a loan for tax purposes. The office complex facility is intended to accommodate the future growth of the Company.

         The Company had an option (the "Option") to purchase the undeveloped land in December 1997, and the Option was assigned to the lessor in connection with the synthetic lease transaction. The lessor under the synthetic lease has committed to spend up to $55 million for the purchase of the land and construction of this first phase of the facility, and the Company will act as construction agent for the lessor. At September 30, 1998, the lessor's total accumulated cost for land and construction of the facility was $15.1 million. The lease term began in May 1998 and continues thereafter for five years for the land and, when they are constructed, will incorporate the buildings and other improvements that will comprise the first phase of the facility. Rental payments will commence on completion of construction, and at that time the rental payments will be based on the total construction costs for the facility and the one month LIBOR rate plus 0.75% or 1.00%. The completion of construction is expected to occur in January 2001.

         With the approval of lessor, the Company may extend the lease term for up to three one-year periods or one three-year period. The Company has the option either to purchase the entire facility at a purchase price approximating lessor's then-accumulated total costs or only certain portions of the facility, at a pre-set price, at any time during the term or, at the expiration of the lease term to cause the facility to be sold to a third party.

         The synthetic lease requires the Company to maintain specified financial covenants, all of which the Company was in compliance with at September 30, 1998. Future minimum lease payments under the synthetic lease are not included in the schedule below.

         Minimum future rental commitments under operating leases are as follows:

Year ending September 30,                                 (dollars in thousands)
-------------------------------------------------------------------------------

1999                                                                   $  7,954
2000                                                                      8,198
2001                                                                      7,779
2002                                                                      7,544
2003                                                                      5,075
Thereafter                                                               33,270
                                                                       --------
                                                                       $ 69,820
                                                                       ========


         Rent expense under operating leases, including month-to-month leases, was $8,298,000, $6,413,000 and $4,821,000 for the years ended September 30,
1998, 1997 and 1996, respectively.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

12.   Segment Information

         The Company operates principally in the financial services industry. Operations in other industries are less than 10% of consolidated revenues. The Company's international operations consist primarily of sales, production and service offices. Foreign sales are primarily exports. The Company's revenues from customers outside the United States were $42,894,000, $33,879,000 and $26,142,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

13.   Other Income (Expense)

         Other income (expense) consists of the following:

                                                      Years ended September 30,
(dollars in thousands)                         1998          1997          1996
--------------------------------------------------------------------------------

Interest income                             $ 2,403       $ 2,040       $ 1,748
Interest expense                               (803)         (336)         (223)
Foreign currency loss                          (278)         (677)          (97)
Equity loss in investments                       --        (2,082)         (821)
Investment write-off                             --          (773)       (1,535)
Acquisition expenses                             --          (558)           --
Other                                           351           176           114
                                            -------       -------       -------
                                            $ 1,673       $(2,210)      $  (814)
                                            =======       =======       =======

Earnings Per Share

         The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                                                          Years ended September 30,
(dollars in thousands, except per share data)                                              1998              1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
Numerator - Net income                                                                 $ 24,327          $ 20,686          $ 17,423
                                                                                       ========          ========          ========

Denominator - Shares:
      Diluted weighted-average shares and assumed
      conversions of stock options                                                       14,463            14,202            13,922
      Effect of dilutive securities - employee stock options                               (700)             (816)             (761)
                                                                                       --------          --------          --------
      Basic weighted-average shares                                                      13,763            13,386            13,161
                                                                                       ========          ========          ========

Earnings per share:
      Diluted                                                                          $   1.68          $   1.46          $   1.25
                                                                                       ========          ========          ========
      Basic                                                                            $   1.77          $   1.55          $   1.32
                                                                                       ========          ========          ========


         Total options outstanding included 930,000, 474,000 and 59,000 options to purchase shares of common stock at prices ranging from $36.50 to $45.63, $38.25 to $45.63 and $40.00 to $41.88 at September 30, 1998, 1997 and 1996,
respectively. These options were not included in the computation of diluted EPS because the exercise price for such options was greater than the average market price of the common shares for the years ended September 30, 1998, 1997 and 1996, respectively.

15.   Supplementary Financial Data (Unaudited)

         The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September
30, 1998. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments
(consisting of only normal recurring adjustments) necessary for a fair statement of the consolidated financial information for the period presented.

(in thousands, except per share data)                            Dec. 31, 1996     Mar. 31, 1997    June 30, 1997     Sept. 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                           $    43,337       $    48,366       $    51,074       $    56,232
Cost of revenues                                                        16,372            17,825            18,715            19,654
                                                                   -----------       -----------       -----------       -----------
Gross profit                                                       $    26,965       $    30,541       $    32,359       $    36,578
                                                                   ===========       ===========       ===========       ===========
Net income                                                         $     4,698       $     5,370       $     4,294       $     6,324
                                                                   ===========       ===========       ===========       ===========
Earnings per share:
  Diluted                                                          $       .33       $       .38       $       .30       $       .44
                                                                   ===========       ===========       ===========       ===========
  Basic                                                            $       .35       $       .40       $       .32       $       .47
                                                                   ===========       ===========       ===========       ===========
Shares used in computing earnings per share:
  Diluted                                                           14,155,000        14,228,000        14,325,000        14,452,000
                                                                   ===========       ===========       ===========       ===========
  Basic                                                             13,291,000        13,361,000        13,395,000        13,449,000
                                                                   ===========       ===========       ===========       ===========

                                                                 43

(in thousands, except per share data)                            Dec. 31, 1997     Mar. 31, 1998     June 30, 1998    Sept. 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                           $    53,511       $    59,655       $    64,642       $    67,737
Cost of revenues                                                        19,865            21,206            21,946            21,963
                                                                   -----------       -----------       -----------       -----------
Gross profit                                                       $    33,646       $    38,449       $    42,696       $    45,774
                                                                   ===========       ===========       ===========       ===========
Net income                                                         $     3,967       $     5,488       $     6,399       $     8,473
                                                                   ===========       ===========       ===========       ===========
Earnings per share:
  Diluted                                                          $       .28       $       .38       $       .45       $       .59
                                                                   ===========       ===========       ===========       ===========
  Basic                                                            $       .29       $       .40       $       .46       $       .61
                                                                   ===========       ===========       ===========       ===========
Shares used in computing earnings per share:
  Diluted                                                           14,346,000        14,304,000        14,359,000        14,449,000
                                                                   ===========       ===========       ===========       ===========
  Basic                                                             13,489,000        13,707,000        13,894,000        13,964,000
                                                                   ===========       ===========       ===========       ===========


         The financial data for the above quarterly information has been restated to reflect the merger, effective July 1997, between Fair, Isaac and Company, Incorporated, and Risk Management Technologies, which has been accounted for under the pooling-of-interests method.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The required information regarding Directors of the registrant is incorporated by reference from the information under the caption "Election of Directors - Nominees" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 1999.

         The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

         The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the information under the captions "Compensation of Directors and Executive Officers," "Compensation Committee Interlocks and Insider Participation," and "Director Consulting Arrangements" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the information under the captions "Director Consulting Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                  Reference Page
                                                                     Form 10-K
(a)  1. Consolidated financial statements:

        Report of Independent Auditors................................  25

        Consolidated statements of income for each of the years
             in the three-year period ended September 30, 1998........  26

        Consolidated balance sheets at September 30, 1998 and
             September 30, 1997.......................................  27

        Consolidated statements of stockholders' equity for each
             of the years in the three-year period ended
             September 30, 1998.......................................  28

        Consolidated statements of cash flows for each of the
             years in the three-year period ended September 30, 1998..  29

        Notes to consolidated financial statements....................  30

2.    Financial statement schedule:

      Independent Auditor's Report on Financial Statement Schedule....  52

      II  Valuation and qualifying accounts at September 30, 1998,
             1997 and 1996............................................  53

3.   Exhibits:

         2.1 Lease dated December 2, 1998, by and between DynaMark, Inc., and CSM Corporation.

         2.2 Agreement and Plan of Reorganization, dated June 12, l997, among the Company, FIC Acquisition Corporation, Risk Management Technologies ("RMT"), and the shareholders and optionholders of RMT, filed as Exhibit 2.2 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules were omitted but will be furnished supplementally to the Commission on request.

         2.3 Employment Agreement, dated July 21, l997, by and between the Company and David LaCross, filed as Exhibit 2.3 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.*

         2.4 Amendment To Lease, dated December 2, 1998, by and between CSM Corporation (assignee) and DynaMark, Inc. amending lease dated May 1,1995 between DynaMark, Inc. and Control Data Systems Inc.

         3.1      Restated Certificate of Incorporation of the Company, filed as
                  Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         3.2 Restated By-laws of the Company, filed as Exhibit 3.2 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         4.1 Registration Rights Agreement, dated June 23, l997, among the Company, David LaCross and Kathleen O. LaCross, Trustees U/D/T dated April 2, 1997, Jefferson Braswell, Software Alliance LLC, Robert Ferguson, James T. Fan and Leland Prussia, filed as Exhibit 4.1 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.*

         4.2 Registration Rights Agreement, dated September 30, 1996, among the Company, Donald J. Sanders, Paul A. Makowski and Lawrence
                  E. Dukes, filed as Exhibit 4.2 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.1     Certificate of Resolution  Changing Officers'  Incentive Plan,
                  Exempt   Employees   Bonus   Plan  and  other   Company   Plan
                  Parameters.*

         10.2     Company's 1987 Stock Option Plan,  originally filed as Exhibit
                  10.2 to the Company's Registration Statement on Form S-1 (Commission File No. 33-14491) (the "Registration Statement").*

         10.3 Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc. filed as Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.4 Fair, Isaac and Company, Inc. Officers' Incentive Plan (effective October 1, 1992), originally filed as Exhibit 10.4 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994.*

         10.5     Lease,  dated  October  30,  1983,   between  S.R.P.   Limited
                  Partnership and the Company,  as amended,  originally filed as
                  Exhibit 10.7 to the Registration Statement.

         10.6 Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.8 to the Company's report on Form 10-K for the fiscal year ended September 30, 1988.*

         10.7 Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First through Fifth Addenda thereto filed as Exhibit 10.7 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.8 First Amendment to the Company's 1987 Stock Option Plan, originally filed as Exhibit 10.11 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989.*

         10.9 First Amendment to the Company's Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989.*

         10.10 Amendment No.1 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995), filed as Exhibit 10.10 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.*

         10.11 Addendum Number Seven to lease between S.R.P. Limited Partnership and the Company, originally filed as Exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended September 30, 1990.

         10.12 Addenda Numbers Eight and Nine to lease between SRP Limited Partnership and the Company filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.13 Lease, dated September 5, 1991, between 111 Partners, a California general partnership, and the Company originally filed as Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991.

         10.14 Construction Loan Agreement, dated September 5, 1991, between 111 Partners and the Company originally filed as Exhibit 10.21 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991.

         10.15 Amendment No.2 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995) filed as exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.*

         10.16 The Company's 1992 Long-Term Incentive Plan as amended and restated effective November 21, 1995, filed as Exhibit 10.16 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.*

         10.17 Amendment No.3 to the Company's Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.*

         10.18 Lease dated May 1, 1995, between Control Data Corporation and DynaMark, Inc. filed as Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

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

         10.23 Second Amendment to Lease dated December 2, 1998, between CSM Corporation and DynaMark, Inc. amending lease between the parties dated March 11, 1997.

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

         10.32 First Addendum to Lease, dated August 13, l997, by and between the Company and Regency Center, filed as Exhibit 10.32 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         10.33 Option Agreement, dated November 26, l997, by and between the Company and Village Builders, L.P., filed as Exhibit 10.33 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         10.34 Leasehold Improvements Agreement, dated November 26, l997, by and between the Company and Village Builders, L.P., filed as
                  Exhibit 10.34 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         10.35 Lease, dated March 11, l997, by and between DynaMark, Inc. and CSM, filed as Exhibit 10.35 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         10.36 First Amendment to Lease, dated September 24, l997, by and between DynaMark, Inc. and CSM, filed as Exhibit 10.36 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         10.37 Chase Database Agreement, dated October 29, l997, by and among DynaMark, Inc. and Chase Manhattan Bank USA, National Association, filed as Exhibit 10.37 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference. Confidential treatment has been requested for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Commission.

         10.38 Participation Agreement, dated May 15, 1998, between Company, Lease Plan North America, Inc., ABN Amro Bank N.V. and other participants named therein.

         10.39 Lease Agreement, Construction Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated May 15, 1998, between Company and Lease Plan North America, Inc.

         10.40 Purchase Agreement dated May 15, 1998, between Company and Lease Plan North America, Inc.

         10.41 Third Amendment to Lease Dated December 2, 1998, by and between CSM Corporation and DynaMark, Inc. amending lease between the parties dated April 28, 1995.

         21.1     Subsidiaries of the Company.

         23.1     Consent  of KPMG  Peat  Marwick  LLP (see page 54 of this Form
                  10-K).

         24.1     Power of Attorney (see page 51 of this Form 10-K).

         27       Financial Data Schedule.

*    Management contract or compensatory plan or arrangement.


(b)        Reports on Form 8-K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  December 28, 1998
                                           By /s/    Peter L. McCorkell
                                             -----------------------------------
                                                     Peter L. McCorkell
                                                    Senior Vice President,
                                                Secretary and General Counsel


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


     /s/ Larry E. Rosenberger
------------------------------------        President, Chief Executive Officer                 December 28, 1998
         Larry E. Rosenberger               (Principal Executive Officer) and Director

     /s/ Patricia Cole
------------------------------------        Senior Vice President and                          December 28, 1998
         Patricia Cole                      Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

     /s/ A. George Battle
------------------------------------        Director                                           December 28, 1998
         A. George Battle

     /s/ Bryant J. Brooks
------------------------------------        Director                                           December 28, 1998
         Bryant J. Brooks

     /s/ H. Robert Heller
------------------------------------        Director                                           December 28, 1998
         H. Robert Heller

     /s/ Guy R. Henshaw
------------------------------------        Director                                           December 28, 1998
         Guy R. Henshaw

     /s/ David S. P. Hopkins
------------------------------------        Director                                           December 28, 1998
         David S. P. Hopkins

     /s/ Robert M. Oliver
------------------------------------        Director                                           December 28, 1998
         Robert M. Oliver

     /s/ Robert D. Sanderson
------------------------------------        Director                                           December 28, 1998
         Robert D. Sanderson

     /s/ John D. Woldrich
------------------------------------        Director                                           December 28, 1998
         John D. Woldrich


The Board of Directors
Fair, Isaac and Company, Incorporated:

         Under date of October 29, 1998, we reported on the consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998, which are included in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the 1998 annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




San Francisco, California
October 29, 1998

                                                             Schedule II

                                                Fair, Isaac and Company, Incorporated
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                             Rule 12-09
                                                  September 30, 1998, 1997 and 1996


                                                                             Additions
                                                     Balance at         --------------------                             Balance at
                                                     Beginning         Charged                                             End of
             Description                             of Period        to Expense        Other(1)        Write-offs         Period
             -----------                             ----------       ----------       ----------       ----------        ----------
September 30, 1998:

Allowance for Doubtful Accounts                      $  758,000       $  677,000         $     --       $ (272,000)       $1,163,000

September 30, 1997:

Allowance for Doubtful Accounts                      $  485,000       $  438,000         $     --       $ (165,000)       $  758,000

September 30, 1996:

Allowance for Doubtful Accounts                      $  332,000       $  600,000         $ 11,000       $ (458,000)       $  485,000


(1) Amount represents the allowance recorded due to the acquisition of Credit & Risk Management Associates, Inc.

Consent of Independent Auditors


The Board of Directors
Fair, Isaac and Company, Incorporated:

         We consent to incorporation by reference in the registration statement (No. 33-20349) on Form S-8, the registration statement (No. 33-26659) on Form S-8, the registration statement (No. 33-63428) on Form S-8, the registration statement (No. 333-02121) on Form S-8, the registration statement (No. 333-32309) on Form S-8, the registration statement (No. 333-20537) on Form S-3, the registration statement (No. 333-42473) on Form S-3 of Fair, Isaac and Company, Incorporated and subsidiaries of our reports dated October 29, 1998, relating to the consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended September 30, 1998, which reports appear in the September 30, 1998 annual report on Form 10-K of Fair, Isaac and Company, Incorporated, and subsidiaries.



San Francisco, California
December 28, 1998

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
        REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

Exhibit No.       Exhibit
-----------       -------
2.1               Lease  dated December 2, 1998, by and between  DynaMark,  Inc.
                  and CSM Corporation.

2.4 Amendment To Lease, dated December 2, 1998, by and between CSM Corporation (assignee) and DynaMark, Inc. amending lease dated May 1,1995 between DynaMark, Inc. and Control Data Systems Inc.

10.1 Certificate of Resolution Changing Officers' Incentive Plan, Exempt Employees Bonus Plan and other Company Plan Parameters.

10.2              Company's 1987 Stock Option Plan,  originally filed as Exhibit
                  10.2 to the Registration Statement.

10.5              Lease,  dated  October  30,  1983,   between  S.R.P.   Limited
                  Partnership and the Company,  as amended,  originally filed as
                  Exhibit 10.7 to the Registration Statement.

10.6 Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.8 to the Company's report on Form 10-K for the fiscal year ended September 30, 1988.

10.8 First Amendment to the Company's 1987 Stock Option Plan, originally filed as Exhibit 10.11 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989.

10.9 First Amendment to the Company's Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989.

10.11 Addendum Number Seven to lease between S.R.P. Limited Partnership and the Company, originally filed as Exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended September 30, 1990.

10.13 Lease, dated September 5, 1991, between 111 Partners, a California general partnership, and the Company originally filed as Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991.

10.14 Construction Loan Agreement, dated September 5, 1991, between 111 Partners and the Company originally filed as Exhibit 10.21 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991.

10.23 Second Amendment to Lease dated December 2, 1998 between CSM Corporation and DynaMark, Inc. amending lease between the parties dated March 11, 1997.

10.38 Participation Agreement, dated May 15, 1998, between Company, Lease Plan North America, Inc., ABN Amro Bank N.V. and other participants named therein.

10.39 Lease Agreement, Construction Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated May 15, 1998, between Company and Lease Plan North America, Inc.

10.40 Purchase Agreement dated May 15, 1998, between Company and Lease Plan North America, Inc.

10.41 Third Amendment To Lease, dated December 2, 1998, by and between CSM Corporation and DynaMark, Inc. amending lease between the parties dated April 28, 1995.

21.1              Subsidiaries of the Company.

23.1              Consent  of KPMG  Peat  Marwick  LLP (see page 54 of this Form
                  10-K).

24.1              Power of Attorney (see page 51 of this Form 10-K).

27                Financial Data Schedule.