Form 10-Q
period 1998-12-31
FAIR ISAAC & COMPANY INC
filed 1999-02-16
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

         (Mark One)

           [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

           [   ]    TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

     The number of shares of Common Stock, $0.01 par value per share, outstanding on February 9, 1999, was 14,219,644.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements...............................................  3

ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......... 16


PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders................ 16

ITEM 6.  Exhibits and Reports on Form 8-K................................... 16


SIGNATURES   ............................................................... 17

EXHIBIT INDEX................................................................18

                                                   PART I - FINANCIAL INFORMATION
                                                   ITEM 1. Financial Statements.
                                               FAIR, ISAAC AND COMPANY, INCORPORATED
                                                    CONSOLIDATED BALANCE SHEETS
                                              December 31, 1998 and September 30, 1998

                                                       (dollars in thousands)

                                                                                                  December 31           September 30
                                                                                                  -----------           ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                     $  17,687              $  14,242
     Marketable securities                                                                            22,305                 18,283
     Accounts receivable, net                                                                         35,028                 39,028
     Unbilled work in progress                                                                        22,765                 22,004
     Prepaid expenses and other current assets                                                         4,359                  4,040
     Deferred income taxes                                                                             4,917                  5,016
                                                                                                   ---------              ---------
       Total current assets                                                                          107,061                102,613

Marketable securities                                                                                 23,846                 24,368
Property and equipment, net                                                                           37,858                 36,893
Intangibles, net                                                                                      10,037                 10,458
Deferred income taxes                                                                                  6,398                  6,398
Other assets                                                                                           8,891                  8,884
                                                                                                   ---------              ---------
                                                                                                   $ 194,091              $ 189,614
                                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued liabilities                                                $  17,656              $  17,418
     Accrued compensation and employee benefits                                                       16,406                 22,065
     Billings in excess of earned revenues                                                             8,628                  7,862
     Capital lease obligations                                                                           420                    416
                                                                                                   ---------              ---------
       Total current liabilities                                                                      43,110                 47,761

Other liabilities                                                                                      7,415                  7,613
Capital lease obligations                                                                                685                    789
                                                                                                   ---------              ---------
       Total liabilities                                                                              51,210                 56,163
                                                                                                   ---------              ---------

Stockholders' equity:
     Preferred stock                                                                                    --                     --
     Common stock                                                                                        141                    140
     Paid in capital in excess of par value                                                           35,014                 32,454
     Retained earnings                                                                               107,445                100,678
     Less treasury stock (10,621 shares at cost at 12/31/98;
         9,787 at 9/30/98)                                                                              (385)                  (351)
     Accumulated other comprehensive income                                                              666                    530
                                                                                                   ---------              ---------
       Total stockholders' equity                                                                    142,881                133,451
                                                                                                   ---------              ---------
                                                                                                   $ 194,091              $ 189,614
                                                                                                   =========              =========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the three months ended December 31, 1998 and 1997
                  (dollars in thousands, except per share data)

                                                           Three Months Ended
                                                              December 31
                                                      --------------------------
                                                         1998           1997
                                                      -----------    -----------
Revenues                                              $    67,977    $    53,511

Costs and expenses:
     Cost of revenues                                      25,071         19,865
     Sales and marketing                                   10,279          8,747
     Research and development                               7,444          6,598
     General and administrative                            12,997         11,398
     Amortization of intangibles                              421            321
                                                      -----------    -----------
         Total costs and expenses                          56,512         46,929
                                                      -----------    -----------

Income from operations                                     11,465          6,582
Other income, net                                             686             29
                                                      -----------    -----------
Income before income taxes                                 12,151          6,611
Provision for income taxes                                  5,103          2,644
                                                      -----------    -----------
Net income                                            $     7,048    $     3,967
                                                      ===========    ===========

Net Income                                            $     7,048    $     3,967
Other comprehensive income, net of tax:
     Unrealized gains on investments                          115             15
     Foreign currency translation adjustments                  21             44
                                                      -----------    -----------
Comprehensive income                                  $     7,184    $     4,026
                                                      ===========    ===========

Earnings per share:
     Diluted                                          $       .49    $       .28
                                                      ===========    ===========
     Basic                                            $       .50    $       .29
                                                      ===========    ===========

Shares used in computing earnings per share:
     Diluted                                           14,354,000     14,346,000
                                                      ===========    ===========
     Basic                                             14,014,000     13,489,000
                                                      ===========    ===========

See accompanying notes to the consolidated financial statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the three months ended December 31, 1998 and 1997
                                                       (dollars in thousands)

                                                                                                          Three Months Ended
                                                                                                               December 31
                                                                                                       ----------------------------
                                                                                                         1998                1997
                                                                                                       --------            --------
Cash flows from operating activities:
     Net income                                                                                        $  7,048            $  3,967
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                                                    4,150               3,474
         Equity loss in investment                                                                          100                 170
         Deferred income taxes                                                                               99                  26
         Deferred compensation                                                                               61                 240
         Changes in operating assets and liabilities:
           Decrease in accounts receivable                                                                4,021                 364
           (Increase) in unbilled work in progress                                                         (761)             (1,078)
            (Increase) in prepaid expenses and other assets                                                (319)               (200)
            (Increase) in other assets                                                                       (7)                (45)
            Increase in accounts payable and other accrued liabilities                                      626               3,083
            (Decrease) in accrued compensation
               and employee benefits                                                                     (4,204)             (6,885)
            Increase in billings in excess of earned revenues                                               766                 751
            (Decrease) in other liabilities                                                              (1,839)             (1,119)
                                                                                                       --------            --------
              Net cash provided by operating activities                                                   9,741               2,748
                                                                                                       --------            --------

Cash flows from investing activities:
     Purchases of property and equipment                                                                 (3,053)             (6,008)
     Payment for acquisition of subsidiary                                                                 --                   (91)
     Purchases of marketable securities                                                                 (18,002)               (351)
     Proceeds from maturities of marketable securities                                                   14,015               2,019
     Proceeds from the sale of marketable securities                                                        502                --
                                                                                                       --------            --------
              Net cash used in investing activities                                                      (6,538)             (4,431)
                                                                                                       --------            --------

Cash flows from financing activities:
     Principal payments of capital lease obligations                                                       (100)                (94)
     Proceeds from the exercise of stock options
        and issuance of stock                                                                               666                 335
     Dividends paid                                                                                        (281)               (270)
     Repurchase of company stock                                                                            (43)               --
                                                                                                       --------            --------
              Net cash provided by (used in) financing activities                                           242                 (29)

Increase (decrease) in cash and cash equivalents                                                          3,445              (1,712)
Cash and cash equivalents, beginning of period                                                           14,242              13,209
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $ 17,687            $ 11,497
                                                                                                       ========            ========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   Notes to Consolidated Financial Statements

Note 1 General

     In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac & Company, Incorporated (the "Company") for the three months ended December 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited, however, the September 30 balance sheet has been derived from audited financial statements. This Report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Footnotes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 1998, contained in the 1998 Form 10-K have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 1999.

Note 2 Earnings Per Share

     The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                 Three months ended December 31,
(in thousands, except per share data)                       1998          1997
-------------------------------------------------------------------------------
Numerator - Net income                                    $  7,048     $  3,967
                                                          ========     ========

Denominator - Shares:
     Diluted weighted-average shares and assumed            14,354       14,346
        conversions of stock options
     Effect of dilutive securities - employee
         stock options                                        (340)        (857)
                                                          --------     --------
     Basic weighted-average shares                          14,014       13,489
                                                          ========     ========

Earnings per share:
     Diluted                                              $    .49     $    .28
                                                          ========     ========
     Basic                                                $    .50     $    .29
                                                          ========     ========

   Total options outstanding included 170,000 and 132,000 options to purchase shares of common stock at prices ranging from $39.88 to $45.63 and $41.88 to $45.63 at December 31, 1998 and 1997, respectively. These options were not included in the computation of diluted EPS because the exercise price for such options was greater than the average market price of the common shares for the three months ended December 31, 1998 and 1997.

Note 3 Cash Flow Statement

   Supplemental disclosure of cash flow information:


                                                Three months ended December 31,
(dollars in thousands)                                        1998         1997
--------------------------------------------------------------------------------

Income tax payments                                          $4,752       $1,058
Interest paid                                                $   28       $   31

Non-cash investing and financing activities:
     Issuance of common stock to ESOP                        $1,455       $ --
     Tax benefit of stock options                            $  388       $  384
     Purchase of CRMA with common stock                      $ --         $  111
     Capital lease obligations                               $ --         $   40


Note 4 Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation.

Note 5 Accounting Pronouncements

     During the first quarter of fiscal year 1999, the Company adopted Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended by Statement of Position No. 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 97-2 provides guidance for software revenue recognition. The adoption of SOP 97-2 did not have a significant impact on the Company's financial position or results of operations.

     During the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for annual financial statements issued for fiscal years beginning after December 15, 1997. Beginning with fiscal year 1999, management intends to conform its annual consolidated financial statements to this pronouncement.

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

      In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company's management believes that the adoption of SOP 98-1 will not have a material impact on the Company's results of operations. Beginning with fiscal year 2000, management intends to conform its consolidated financial statements to this pronouncement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Fair, Isaac and Company, Incorporated provides products and services designed to help a variety of businesses use data to make better decisions on their customers, prospective customers and existing portfolios. The Company's products include statistically derived, rule-based analytical tools, software designed to implement those analytical tools and consulting services to help clients use and track the performance of those tools. The Company also provides a range of credit scoring and credit account management services in conjunction with credit bureaus and credit card processing agencies. Its DynaMark subsidiary provides data processing and database management services to businesses engaged in direct marketing activities, many of which are in the credit and insurance industries.

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

                                                              Period-to-Period
                                     Percentage of           Percentage Changes
                                        Revenue                 Quarter Ended
                                     Quarter Ended                12/31/98
                                     December 31,                Compared to
                                  1998           1997             12/31/97
--------------------------------------------------------------------------------
Credit
   Fixed-price                     25%            23%                35%
   Usage-priced                    47%            52%                14%
DynaMark                           21%            17%                55%
RMT                                 2%             3%              (20%)
Insurance                           3%             4%                12%
Healthcare Information              2%             1%                 NM
                               -------         ------
Total revenues                    100%           100%                27%
                               =======         ======

NM = Not meaningful


     The increase in fixed-price credit revenues in the quarter ended December 31, 1998 was due primarily to increased revenues from Credit & Risk Management Associates ("CRMA"), which was acquired in September 1996 as part of the Credit business unit; sales of credit application scorecards and credit application processing software; and its end-user credit account management systems ("TRIAD") and behavior scoring projects. Revenues from sales of credit application scorecards and credit application processing software increased by approximately 30 percent in the quarter. Revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects in this quarter were up 17 percent from the same period of fiscal 1998 due primarily to strong sales of TRIAD software.

     The increase in usage revenues from the Credit business unit in the quarter ended December 31, 1998, compared with the same period the prior year, was due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues for the credit bureau scoring services in the three-months ended December 31, 1998, were approximately 16 percent higher than in the first three months of fiscal 1998. Revenues from credit account management services delivered through third-party processors in the most recent three months were 9 percent higher than in the corresponding period of fiscal 1998.

     Revenues from credit bureau-related services increased 22 percent in both fiscal l997 and fiscal 1998 and accounted for approximately 35 percent of revenues in fiscal 1997 and 1998. During the quarter ended December 31, 1998, revenues from credit bureau-related services increased 16 percent as compared to quarter ended December 31, 1997. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth in the last three years. While the Company has been very successful in extending or renewing such agreements in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., Experian Information Solutions, Inc., (formerly TRW Information Systems & Services) and Trans Union Corporation each accounted for approximately 7 to 10 percent of the Company's total revenues in fiscal 1998.

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

     Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1998, such intercompany revenue represented more than 8 percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. The increase in DynaMark's revenues shown in the foregoing table, which excludes such intercompany revenues, was due primarily to increased revenues from customers in the financial services industry. RMT's revenues decreased in the quarter ended December 31, l998 principally due to the impact of bank consolidations.

     The increases in Insurance revenues for the three-month period ended December 31, 1998, compared with the same period in fiscal 1998, were due primarily to strong growth in insurance scoring services offered through consumer reporting agencies. In the quarter ended December 31, l997, the Company's new business unit, Healthcare Information, introduced a receivables management system for hospitals and healthcare providers, and derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., patient's fulfillment of prescriptions and taking them to completion). The Company signed its first revenue-generating contract for the receivables management system for hospitals and healthcare providers in the quarter ended December 31, 1998.

     Revenues derived from outside of the United States represented approximately 16 percent of total revenues in the quarter ended December 31, 1998, compared with 17 percent of total revenues in the same period a year earlier.

     Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1998, and in the three-months ended December 31, 1998. The Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

     During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after adjusting for the effect of acquisitions--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to: (a) develop new, high-value products, (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (c) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending and healthcare information management. During fiscal 1998, the Company's backlog of orders for fixed-priced products declined slightly, and during the quarter ended December 31, 1998, this backlog declined an additional $5.9 million. This indicates that revenue growth in the remainder of fiscal 1999 and later years may depend to a large extent on sales of newly developed products, and that revenue growth during the remainder of fiscal 1999 will probably be slower than during the quarter ended December 31, 1998.

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


                                                Percentage of Revenue                    Period-to-Period
                                                ---------------------                   Percentage Changes
                                                                                        ------------------
                                                                                           Quarter Ended
                                                    Quarter Ended                            12/31/98
                                                    December 31,                             Compared
                                              -----------------------                    to Quarter Ended
                                              1998               1997                         12/31/97
                                              ----               ----                 -----------------------
Revenues...............................       100%                100%                          27%
Costs and expenses:
   Cost of revenues....................        37                  37                           26
   Sales and marketing.................        15                  17                           18
   Research and development............        11                  12                           17
   General and administrative..........        19                  21                           14
   Amortization of intangibles.........         1                   1                           31
                                             ----                ----
   Total costs and expenses............        83                  88                           20
                                             ----                ----
Income from operations.................        17                  12                           74
Other income, net......................         1         Less than 1                           NM
                                             ----                ----
Income before income taxes.............        18                  12                           84
Provision for income taxes.............         8                   5                           93
                                             ----                ----
Net income.............................        10%                  7%                          78
                                             ====                ====

NM =Not Meaningful


Cost of Revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of revenues, was essentially unchanged in the quarter ended December 31, 1998, as compared with the same quarter a year earlier.

Sales and Marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. These expenses, as a percentage of revenues, decreased slightly in the three-month period ended December 31, 1998, compared with the same period in fiscal 1998, primarily due to a decrease in expenses for media advertising to increase brand visibility and researching market opportunities outside the United States.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in developing products, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has increased emphasis on developing new technologies, especially in the area of software development. Research and development expenditures in the three month period ending December 31, l998 were primarily related to new fraud-detection software products, joint product development projects with Deluxe Financial Services, Inc., healthcare receivables management and Year 2000 compliance work. Research and development expenses, as a percentage of revenues, declined slightly over the corresponding three-month period of fiscal 1998.

General and Administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues, these expenses for the three-month period ended December 31, 1998, were lower than in the corresponding period of fiscal 1998, due primarily to reassignment of personnel and related costs.

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

Other Income and Expense

     Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, increased in the quarter ended December 31, 1998 compared with the three-month period a year earlier. In the corresponding period in the prior fiscal year, the Company recorded losses related to its equity investment in an early stage development company that has since been sold and interest expense resulting from a federal tax audit.

Provision for Income Taxes

     The Company's effective tax rate increased from 40% to 42% for the three months ended December 31, 1998 compared to December 31, 1997, due primarily to the nondeductible nature of goodwill, deferred compensation and an increase in the effective state tax rate.

Financial Condition

     Working capital increased from $54,852,000 at September 30, 1998 to $63,951,000 at December 31, 1998. Cash and marketable investments increased from $53,487,000 at September 30, 1998, to $59,718,000 at December 31, 1998. The
Company's long-term debt is due to capital lease obligations.

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

Year 2000

     The Company is performing Year 2000 remediation work and compliance testing on its software products marketed to customers. The updated versions of most of its software products currently being shipped to customers are Year 2000 compliant. Certain international versions of the Company's software products were not Year 2000 compliant at December 31, 1998, but the Company expects the last international client to be Year 2000 compliant by the end of April 1999. Year 2000 remediation work, including compliance testing, for most earlier versions of the Company's software installed at customer sites is being performed as part of the Company's normal upgrade and maintenance process. Prior to the end of calendar 1999, the Company will discontinue support for some software products that have been replaced by other products, and Year 2000 upgrades for these products will not be available. Revenues from such products are not significant. There are no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company. However, the Company currently does not expect significant disruption of its revenues or operations from the Year 2000 issues associated with its products. The Company has not made an assessment of the potential impact of failing to complete its own Year 2000 remediation work nor has it developed any contingency plans for such an event.

     Additionally, the Company has substantially completed its Year 2000 inventory and assessment of internal information technology (IT) and non-IT systems and applications and remediation of internal IT systems and applications as of December 31, 1998. The Company has determined that the majority of its internally developed IT systems are Year 2000 compliant. For all IT applications supplied to the Company by third parties, appropriate available "patches" have been applied to bring them into compliance. Extensive compliance testing has commenced and will continue through most of the calendar year 1999, with priority given to business-critical IT and non-IT systems and applications. The most reasonably likely worst-case scenarios would include: (a) corruption of data contained in the Company's internal information systems, and (b) hardware/operating system failure. The Company is in the process of completing its contingency plans for business-critical IT and non-IT internal systems as an extension of its existing disaster recovery plan and expects to complete such planning by June 30, 1999.

     The Company estimates that the costs of Year 2000 remediation (including compliance testing) for its products and internal systems will be in the range of $4 million to $5 million. Approximately 90 percent of these estimated costs have been expended as of December 31, 1998. These costs principally consist of both internal staff costs and expenses for external consultants, software and hardware, which have been or will be expensed by the Company during the period they are incurred. Expected costs for the Year 2000 remediation work (including compliance testing) and projected completion dates are based on the Company's management's estimates and assumptions and actual results may vary materially from those anticipated.

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

European Economic and Monetary Union (EMU)

     Under the European Union's plan for Economic and Monetary Union (EMU), the euro becomes the sole accounting currency of EMU countries on January 1, 2002. Its initial phase became effective on January 1, 1999 in 11 participating countries: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. In this initial phase EMU mandates that key financial systems be able to triangulate conversion rates so that any amount booked will be logged and processed simultaneously in both the local currency and euros. The Company believes that its computer systems and programs are euro-compliant. Costs associated with compliance were not material and were expensed by the Company as they were incurred.

Interim Periods

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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


                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     At the Annual  Meeting of  Stockholders  of the Company held on February 2,
1999, the Company's stockholders voted in favor of: (i) the election of nine directors to the Company's Board of Directors and (ii) the ratification of KPMG
LLP as the Company's independent auditors. The number of votes for, withheld and against, as well as the number of abstentions and broker non-votes as to each matter approved at the Annual Meeting of Stockholders were as follows:

                                                                                                      Broker
Matter                           For              Withheld         Against           Abstain         Non-votes
------                           ---              --------         -------           -------         ---------
Election of Directors
A. George Battle              11,111,099            184,741            N/A              N/A                0
Bryant J. Brooks, Jr.         11,111,200            184,640            N/A              N/A                0
H. Robert Heller              11,043,299            353,541            N/A              N/A                0
Guy R. Henshaw                11,106,171            189,669            N/A              N/A                0
David S.P. Hopkins            11,111,499            184,341            N/A              N/A                0
Robert M. Oliver              11,081,377            214,463            N/A              N/A                0
Larry E. Rosenberger          11,085,523            210,317            N/A              N/A                0
Robert D. Sanderson           11,041,901            253,899            N/A              N/A                0
John D. Woldrich              11,064,413            232,427            N/A              N/A                0

Ratification of Auditors
                              10,953,023                N/A         57,439          285,377                0


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:
         24.1  Power of Attorney (see page 17 of this Form 10-Q).*
         27.1  Financial Data Schedule.
         27.2  Revised Financial Data Schedule

(b)      Reports on Form 8-K:
         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  February 12, 1999

                                          By        Peter L. McCorkell
                                             -----------------------------------
                                                    Peter L. McCorkell
                                            Senior Vice President and Secretary


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints PETER L. McCORKELL her attorney-in-fact, with full power of substitution, for her in any and all capacities, to sign any amendments to this Report on Form 10-Q and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


DATE:  February 12, 1999

                                          By           PATRICIA COLE
                                             -----------------------------------
                                                       Patricia Cole
                                              Senior Vice President and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998

                                                                   Sequentially
Exhibit No.     Exhibit                                            Numbered Page
-----------     -------                                            -------------
24.1            Power of Attorney                                       17
27.1            Financial Data Schedule                                 19
27.2            Revised Financial Data Schedule                         20