Form 10-Q/A
period 1998-12-31
FAIR ISAAC & COMPANY INC
filed 1999-03-02
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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

                                AMENDMENT NO. 1

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements.

Fair, Isaac and Company, Incorporated amends its report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 1999, by substituting the following Consolidated Statements Of Income And Comprehensive Income financial statement for the one that appears in the original filing. The purpose of this Amendment No. 1 is to correct a typographical error in the Research and development amount for the three months ended December 31, 1998 in the Consolidated Statements Of Income And Comprehensive Income.

Unless otherwise stated, information in the originally filed 10-Q is presented as of the original filing date, and has not been updated in this amended filing.





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

                      FAIR, ISAAC AND COMPANY, INCORPORATED

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the three months ended December 31, 1998 and 1997
                  (dollars in thousands, except per share data)

                                                           Three Months Ended
                                                              December 31
                                                      --------------------------
                                                         1998           1997
                                                      -----------    -----------
Revenues                                              $    67,977    $    53,511

Costs and expenses:
     Cost of revenues                                      25,071         19,865
     Sales and marketing                                   10,279          8,747
     Research and development                               7,744          6,598
     General and administrative                            12,997         11,398
     Amortization of intangibles                              421            321
                                                      -----------    -----------
         Total costs and expenses                          56,512         46,929
                                                      -----------    -----------

Income from operations                                     11,465          6,582
Other income, net                                             686             29
                                                      -----------    -----------
Income before income taxes                                 12,151          6,611
Provision for income taxes                                  5,103          2,644
                                                      -----------    -----------
Net income                                            $     7,048    $     3,967
                                                      ===========    ===========

Net Income                                            $     7,048    $     3,967
Other comprehensive income, net of tax:
     Unrealized gains on investments                          115             15
     Foreign currency translation adjustments                  21             44
                                                      -----------    -----------
Comprehensive income                                  $     7,184    $     4,026
                                                      ===========    ===========

Earnings per share:
     Diluted                                          $       .49    $       .28
                                                      ===========    ===========
     Basic                                            $       .50    $       .29
                                                      ===========    ===========

Shares used in computing earnings per share:
     Diluted                                           14,354,000     14,346,000
                                                      ===========    ===========
     Basic                                             14,014,000     13,489,000
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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  March 1, 1999

                                          By        PETER L. McCORKELL
                                             -----------------------------------
                                                    Peter L. McCorkell
                                            Senior Vice President and Secretary


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints PETER L. McCORKELL his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign this Report on Form 10-Q/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


DATE:  March 1, 1999

                                          By          LENNOX L. VERNON
                                             -----------------------------------
                                                      Lennox L. Vernon
                                                    Controller and Acting
                                                   Chief Financial Officer