Form 10-Q
period 1999-03-31
FAIR ISAAC & COMPANY INC
filed 1999-05-17
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

          [X]        QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

          [ ]       TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

     The number of shares of Common Stock, $0.01 par value per share, outstanding on May 6, 1999, was 14,063,062.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements ...............................................  3

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................  9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 17

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K ................................... 17

SIGNATURES .................................................................. 18

EXHIBIT INDEX ............................................................... 19

                                                   PART I - FINANCIAL INFORMATION
                                                    ITEM 1. Financial Statements.
                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                                March 31, 1999 and September 30, 1998

                                                       (dollars in thousands)

                                                             (Unaudited)

                                                                                                     March 31,         September 30,
                                                                                                       1999                 1998
                                                                                                     ---------            ---------
ASSETS
Current assets:
     Cash and cash equivalents                                                                       $  11,519            $  14,242
     Marketable securities                                                                              25,915               18,283
     Accounts receivable, net                                                                           39,495               39,028
     Unbilled work in progress                                                                          24,579               22,004
     Prepaid expenses and other current assets                                                           6,417                4,040
     Deferred income taxes                                                                               5,193                5,016
                                                                                                     ---------            ---------
       Total current assets                                                                            113,118              102,613

Marketable securities                                                                                   28,113               24,368
Property and equipment, net                                                                             36,971               36,893
Intangibles, net                                                                                         9,615               10,458
Deferred income taxes                                                                                    6,398                6,398
Other assets                                                                                             8,866                8,884
                                                                                                     ---------            ---------
                                                                                                     $ 203,081            $ 189,614
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued liabilities                                                  $  17,788            $  17,418
     Accrued compensation and employee benefits                                                         19,930               22,065
     Billings in excess of earned revenues                                                               7,379                7,862
     Capital lease obligations                                                                             424                  416
                                                                                                     ---------            ---------
       Total current liabilities                                                                        45,521               47,761

Other liabilities                                                                                        7,814                7,613
Capital lease obligations                                                                                  579                  789
                                                                                                     ---------            ---------
       Total liabilities                                                                                53,914               56,163
                                                                                                     ---------            ---------

Stockholders' equity:
     Preferred stock                                                                                      --                   --
     Common stock                                                                                          142                  140
     Paid in capital in excess of par value                                                             36,981               32,454
     Retained earnings                                                                                 114,624              100,678
     Less treasury stock (70,854 shares at cost at 3/31/99; 9,787 at
       9/30/98)                                                                                         (2,624)                (351)
     Accumulated other comprehensive income                                                                 44                  530
                                                                                                     ---------            ---------
       Total stockholders' equity                                                                      149,167              133,451
                                                                                                     ---------            ---------
                                                                                                     $ 203,081            $ 189,614
                                                                                                     =========            =========

See accompanying notes to the consolidated financial statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                               For the six month and three month periods ended March 31, 1999 and 1998
                                                (in thousands, except per share data)
                                                             (Unaudited)

                                                               Six Months Ended March 31,            Three Months Ended March 31,
                                                            --------------------------------       --------------------------------
                                                                1999                1998               1999                1998
                                                            ------------        ------------       ------------        ------------
Revenues                                                    $    136,851        $    113,166       $     68,874        $     59,655

Costs and expenses:
    Cost of revenues                                              52,012              41,071             26,941              21,206
    Sales and marketing                                           20,317              17,890             10,038               9,143
    Research and development                                      15,560              13,980              7,816               7,382
    General and administrative                                    25,062              24,115             12,065              12,717
    Amortization of intangibles                                      842                 576                421                 255
                                                            ------------        ------------       ------------        ------------
       Total costs and expenses                                  113,793              97,632             57,281              50,703
                                                            ------------        ------------       ------------        ------------

Income from operations                                            23,058              15,534             11,593               8,952
Other income, net                                                  1,962                 539              1,276                 510
                                                            ------------        ------------       ------------        ------------
Income before income taxes                                        25,020              16,073             12,869               9,462
Provision for income taxes                                        10,508               6,618              5,405               3,974
                                                            ------------        ------------       ------------        ------------
Net income                                                  $     14,512        $      9,455       $      7,464        $      5,488
                                                            ============        ============       ============        ============

Net income                                                  $     14,512        $      9,455       $      7,464        $      5,488
 Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses)
          arising during period                                       15                  81               (100)                 66
       Less: reclassification adjustment                            (281)               --                 (281)               --
                                                            ------------        ------------       ------------        ------------
              Net unrealized gains (losses)                         (266)                 81               (381)                 66
    Foreign currency translation adjustments                        (221)                 30               (242)                (14)
                                                            ------------        ------------       ------------        ------------
Other comprehensive income                                          (487)                111               (623)                 52
                                                            ------------        ------------       ------------        ------------
Comprehensive income                                        $     14,025        $      9,566       $      6,841        $      5,540
                                                            ============        ============       ============        ============


Earnings per share:
    Diluted                                                 $       1.00        $        .66       $        .51        $        .38
                                                            ============        ============       ============        ============
    Basic                                                   $       1.03        $        .70       $        .53        $        .40
                                                            ============        ============       ============        ============

Shares used in computing earnings per share:
    Diluted                                                   14,515,000          14,310,000         14,578,000          14,304,000
                                                            ------------        ------------       ------------        ------------
    Basic                                                     14,109,000          13,596,000         14,177,000          13,707,000
                                                            ============        ============       ============        ============

See accompanying notes to the consolidated financial statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the six months ended March 31, 1999 and 1998
                                                       (dollars in thousands)
                                                             (Unaudited)

                                                                                                        Six Months Ended March 31,
                                                                                                       ----------------------------
                                                                                                         1999                1998
                                                                                                       --------            --------
Cash flows from operating activities:
     Net income                                                                                        $ 14,512            $  9,455
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                                                    8,385               7,191
         Deferred compensation                                                                              131                 324
         Gain on sale of marketable securities                                                             (474)               (165)
         Equity gain in investments                                                                         (47)                (30)
         Deferred income taxes                                                                             --                   149
         Other                                                                                               86                --
         Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                                      (612)                781
           Increase in unbilled work in progress                                                         (2,576)             (2,966)
           Increase in prepaid expenses and other assets                                                 (2,376)               (966)
           Decrease in other assets                                                                          19                 149
           Increase in accounts payable and other accrued liabilities                                     1,450               4,009
           Decrease in accrued compensation and employee benefits                                          (671)             (2,212)
           Increase (decrease) in billings in excess of earned revenues                                    (483)                647
           Decrease in other liabilities                                                                 (1,440)               (545)
                                                                                                       --------            --------
              Net cash provided by operating activities                                                  15,904              15,821
                                                                                                       --------            --------

Cash flows from investing activities:
     Purchases of property and equipment                                                                 (6,083)            (11,205)
     Payments for acquisition of subsidiary                                                                --                (3,140)
     Purchases of marketable securities                                                                 (61,006)               (788)
     Proceeds from sale of marketable securities                                                         35,634                --
     Proceeds from maturities of marketable securities                                                   14,015               3,010
                                                                                                       --------            --------
              Net cash used in investing activities                                                     (17,440)            (12,123)
                                                                                                       --------            --------

Cash flows from financing activities:
     Principal payments of capital lease obligations                                                       (203)               (190)
     Proceeds from the exercise of stock options and issuance of stock                                    1,900               1,028
     Dividends paid                                                                                        (565)               (545)
     Repurchase of company stock                                                                         (2,319)                (20)
                                                                                                       --------            --------
              Net cash provided by (used in) financing activities                                        (1,187)                273
                                                                                                       --------            --------

Increase (decrease) in cash and cash equivalents                                                         (2,723)              3,971
Cash and cash equivalents, beginning of period                                                           14,242              13,209
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $ 11,519            $ 17,180
                                                                                                       ========            ========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   Notes to Consolidated Financial Statements

Note 1 General

         In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac & Company, Incorporated (the "Company") for the six and three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited. The September 30, 1998 balance sheet, however, has been derived from audited financial statements. This Report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Footnotes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 1998, contained in the 1998 Form 10-K, have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 1999.

Note 2 Earnings Per Share

         The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                           Six months ended March 31,   Three months ended March 31,
(dollars in thousands, except per share data)                                1999            1998            1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
Numerator - Net income                                                     $ 14,512        $  9,455        $  7,464        $  5,488
                                                                           --------        --------        --------        --------

Denominator - Shares:
     Diluted weighted-average shares and assumed
       conversions of stock options                                          14,515          14,310          14,578          14,304
     Effect of dilutive securities - employee stock options                    (406)           (714)           (401)           (597)
                                                                           --------        --------        --------        --------
     Basic weighted-average shares                                           14,109          13,596          14,177          13,707
                                                                           --------        --------        --------        --------

Earnings per share:
     Diluted                                                               $   1.00        $    .66        $    .51        $    .38
                                                                           ========        ========        ========        ========
     Basic                                                                 $   1.03        $    .70        $    .53        $    .40
                                                                           ========        ========        ========        ========


         Total options outstanding included 131,000 and 483,000 options to purchase shares of common stock at prices ranging from $41.88 to $49.44 and $38.25 to $45.63 at March 31, 1999 and 1998, respectively. These options were not included in the computation of diluted earnings per share for the six months ended March 31, 1999 and 1998 because the exercise price for such options was greater than the average market price of the common stock for the six months ended March 31, 1999 and 1998.

         Total options outstanding included 120,000 and 483,000 options to purchase shares of common stock at prices ranging from $44.69 to $49.44 and $38.25 to $45.63 at March 31, 1999 and 1998, respectively. These options were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 and 1998 because the exercise price for such options was greater than the average market price of the common stock for the three months ended March 31, 1999 and 1998.

Note 3 Cash Flow Statement

         Supplemental disclosure of cash flow information:


                                                             Six months ended
                                                                  March 31,
(dollars in thousands)                                        1999        1998
--------------------------------------------------------------------------------
Income tax payments                                         $14,786      $ 7,282
Interest paid                                               $    80      $    64

Non-cash investing and financing activities:
     Issuance of common stock to ESOP                       $ 1,455      $ 1,323
     Tax benefit of stock options                           $ 1,080      $   474
     Vesting of restricted stock                            $     8      $    84
     Purchase of CRMA with common stock                     $  --        $   111
     Capital lease obligations                              $ 1,641      $    40


Note 4 Reclassifications

         Certain prior period balances have been reclassified to conform to the current period presentation.

Note 5 Accounting Pronouncements

         During the first quarter of fiscal year 1999, the Company adopted Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended by Statement of Position No. 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 97-2 provides guidance for software revenue recognition. The adoption of SOP 97-2 did not have a significant impact on the Company's financial position or results of operations.

         In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9"), "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP 97-2. SOP 98-9 also extends the deferral of the application of SOP 97-2 to certain other multiple-element software arrangements through the Company's fiscal year ending September 30, 2000. The Company's management is currently evaluating the provisions of SOP 98-9 and has not yet determined what impact, if any, SOP 98-9 will have on the Company's financial position, results of operations or cash flows. Beginning with fiscal year 2000, management intends to conform its consolidated financial statements to this pronouncement.

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

         The Company is organized into business units that correspond to its principal markets: consumer credit, insurance, direct marketing (DynaMark), enterprise-wide financial risk management (RMT) and a new unit, healthcare information. Sales to the consumer credit industry have traditionally accounted for the bulk of the Company's revenues. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring algorithms (also known as "analytic products" or "scorecards"), credit application processing systems (ASAP(TM) and CreditDesk(R)) and custom credit account management systems, including those marketed under the name TRIAD(TM). Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have also been sold under time- or volume-based price arrangements. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contract minimums. DynaMark and RMT employ a combination of fixed-fee and usage-based pricing, and the healthcare information unit employs a combination of fixed-fee and usage-based pricing for its products.

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

                                                        Percentage of                              Percentage of
                                                           Revenue                                    Revenue
                                                      Three Months Ended                           Six Months Ended
                                                           March 31,           Percentage              March 31,          Percentage
                                                      ------------------         Change          ------------------         Change
                                                      1999          1998        ----------       1999          1998       ----------
                                                      ----          ----                         ----          ----
Credit
   Fixed-price                                         25%           27%            7%            25%           25%           19%
   Usage-priced                                        47%           45%           20%            47%           49%           17%
DynaMark                                               23%           20%           33%            22%           19%           42%
RMT                                                     1%            4%          (65%)            1%            3%          (47%)
Insurance                                               3%            3%            6%             4%            4%            9%
Healthcare Information                                  1%            1%           41%             1%  Less than 1%           NM
                                                      ---           ---                          ---           ---

Total revenues                                        100%          100%           15%           100%          100%           21%
                                                      ===           ===                          ===           ===

NM = Not meaningful


         The increase in fixed-price credit revenues in the quarter ended March 31, 1999 was due primarily to increased revenues from CRMA and the Company's end-user credit account management systems ("TRIAD") and behavior scoring projects. The increase in fixed-price credit revenues in the six-months ended March 31, 1999 was due primarily to increased revenues from CRMA; sales of credit application scorecards and credit application processing software and sales of end-user credit account management systems ("TRIAD") and behavior scoring projects. CRMA's revenues were up 34 percent in the quarter and 47 percent in the six months ended March 31, 1999, compared with the same periods of the prior fiscal year. Compared with the same periods of fiscal 1998, revenues from sales of credit application scorecards and credit application processing software increased by 6 percent in the quarter and by 16 percent in the six-months ended March 31,1999. Revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects in the three- and six-month periods ended March 31, 1999, were up 10 percent and 20 percent, respectively, from the same periods of fiscal 1998 due primarily to the release of the current version of TRIAD software.

         The increases in usage revenues from the Credit business unit in the quarter and six months ended March 31, 1999, compared with the same periods of the prior year, were due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. Revenues for the credit bureau scoring services in the six-months ended March 31, 1999, were approximately 18 percent higher than in the first six months of fiscal 1998. Revenues from credit account management services delivered through third-party processors in the most recent six months were 12 percent higher than in the corresponding period of fiscal 1998.

         Revenues from credit bureau-related services increased 22 percent in both fiscal l997 and fiscal 1998 and accounted for approximately 35 percent of revenues in fiscal 1997 and 1998. During the six months ended March 31, 1999, revenues from credit bureau-related services increased 18 percent as compared to the six months ended March 31, 1998. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

         Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth in the last three years. While the Company has been very successful in extending or renewing such agreements in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc., Experian Information Solutions, Inc. (formerly TRW Information Systems & Services), and Trans Union Corporation each accounted for approximately 7 to 10 percent of the Company's total revenues in fiscal 1998.

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

         Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1998, such intercompany revenue represented more than 8 percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. The increase in DynaMark's revenues shown in the foregoing table, which excludes such intercompany revenues, was due primarily to increased revenues from customers in the financial services industry. RMT's revenues decreased in the three- and six month periods ended March 31, l999, principally due to the impact of bank consolidations.

         The increases in Insurance revenues for the three-month and six-month periods ended March 31, 1999, compared with the same periods in fiscal 1998, were due primarily to growth in insurance scoring services offered through consumer reporting agencies. In the quarter and six-month period ended March 31, l999, the Company's Healthcare Information business unit derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., patient's fulfillment of prescriptions and taking them to completion). In the quarter ended December 31, 1998, the Company signed its first revenue-generating contract for its receivables management system for hospitals and healthcare providers (introduced in December 1997) and in the quarter and six months ended March 31, 1999, derived revenues from this new product.

         Revenues derived from outside of the United States represented approximately 15% of total revenues in both the quarter and six-months ended March 31, 1999, compared with approximately 18% of total revenues in the quarter and six-months ended March 31, 1998.

         Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1998, and in the six-months ended March 31, 1999. The Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

         During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after adjusting for the effect of acquisitions--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to: (a) develop new, high-value products, (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (c) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending and healthcare information management. During fiscal 1998, the Company's backlog of orders for fixed-priced products declined slightly, and during the six months ended March 31, 1999, this backlog declined an additional $7.7 million. This indicates that revenue growth in the remainder of fiscal 1999 and later years may depend to a large extent on sales of newly developed products, and that revenue growth during the remainder of fiscal 1999 may be slower than during the six months ended March 31, 1999.

         On March 8, 1999, the Company announced a new strategic focus and several growth initiatives. The Company plans to continue to focus on its traditional core business, financial services, and to pursue additional opportunities in the healthcare market. In addition, the Company will form two new business units to pursue opportunities in the telecommunications and e-business industries and realign existing business and service units to support these new initiatives.

         Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. Management believes this constraint will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities that it believes have exceptional long-term potential, as is the case currently with the inclusion in its new strategic focus of opportunities in the telecommunications and electronic commerce markets. This also occurred in the period from 1988 through 1990, when the Company devoted significant resources to developing the usage-priced services distributed through credit bureaus and third-party processors.

Expenses

         The following table sets forth for the periods indicated (a) the percentage of revenues represented by certain line items in the Company's consolidated statements of income and (b) the percentage change in such items from the same periods in the prior fiscal year.

                                                                Six Months                          Three Months
                                                                   Ended                                Ended
                                                                  March 31,         Percentage         March 31,         Percentage
                                                            -----------------         Change       -----------------       Change
                                                            1999         1998       ----------     1999         1998      ----------
                                                            ----         ----                      ----         ----
Revenues                                                     100%         100%          21%         100%         100%          15%
Costs and expenses:
   Cost of revenues                                           38           36           27%          39           36           27%
   Sales and marketing                                        15           16           14%          15           15           10%
   Research and development                                   11           12           11%          11           12            6%
   General and administrative                                 18           21            4%          17           21           (5%)
   Amortization of intangibles                                 1            1           46%           1            1           65%
                                                             ---          ---                       ---          ---
     Total costs and expenses                                 83           86           17%          83           85           13%
                                                             ---          ---                       ---          ---
Income from operations                                        17           14           48%          17           15           30%
   Other income and expense                                    1  Less than 1           NM            2            1           NM
                                                             ---          ---                       ---          ---
Income before income taxes                                    18           14           56%          19           16           36%
   Provision for income taxes                                  7            6           59%           8            7           36%
                                                             ---          ---                       ---          ---
Net income                                                    11%           8%          53%          11%           9%          36%
                                                             ===          ===                       ===          ===

         NM = Not meaningful


Cost of revenues

         Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of revenues, increased in the three- and six-months ended March 31, 1999, as compared with the same periods a year earlier, due to changes in sales of the Company's product mix.

Sales and marketing

         Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. As a percentage of revenues, these expenses decreased slightly in the six-month period ended March 31, 1999, compared with the same period in fiscal 1998, due to a decrease in expenses for media advertising to increase brand visibility and researching market opportunities outside the United States. These expenses, as a percentage of revenues, were essentially unchanged, for the quarter ended March 31, 1999, as compared with the same period a year earlier.

Research and development

Research and development expenses include the personnel and related overhead costs incurred in developing products, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has increased emphasis on developing new technologies, especially in the area of software development. Research and development expenditures in the six-month period ending March 31, l999 were primarily related to new fraud-detection software products, healthcare receivables management and Year 2000 compliance work. Research and development expenditures in the quarter ended March 31, 1999 were primarily related to fraud-detection software products, healthcare receivables management and a new release of TRIAD software. Research and development expenses, as a percentage of revenues, declined slightly over the corresponding periods of fiscal 1998. The Company expects that research and development expenses will increase in future periods for development of new products targeted for the telecommunications and e-commerce markets.

General and administrative

         General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues, these expenses for the six-month and three-month periods ended March 31, 1999, were lower than in the corresponding periods of fiscal 1998, due primarily to reassignment of personnel and related costs. The Company expects increased facilities costs in the fourth quarter of fiscal 1999 due to planned office expansions.

Amortization of intangibles

         The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from two to fifteen years. The Company expects to make the final additional payment (earnout) to the former shareholders of Credit & Risk Management Associates, Inc., a privately held company acquired in 1996, in the approximate amount of $2.1 million in the third quarter of this fiscal year, which payment is anticipated to increase the level of amortization expense.

Other income and expense

         Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, increased in the six- and three-months ended March 31, 1999, compared with the corresponding periods a year earlier due to higher balances invested in interest bearing instruments. In the corresponding periods in the prior fiscal year, the Company recorded interest expense resulting from a federal tax audit. In the quarter ended March 31, 1999, the Company recorded a one-time gain of approximately $484,000 on the sale of investment securities.

Provision for income taxes

         The Company's effective tax rate increased to 42% in the six-month period ended March 31, 1999 from 41% in the corresponding period of fiscal 1998, due primarily to the nondeductible nature of goodwill, deferred compensation and an increase in the effective state tax rate. In both three-month periods ended March 31, 1999 and 1998, the Company's effective tax rate was 42%.

Financial Condition

         Working capital increased from $54,852,000 at September 30, 1998 to $67,597,000 at March 31, 1999. Cash and marketable investments increased from $53,487,000 at September 30, 1998, to $60,560,000 at March 31, 1999. The
Company's long-term obligations are mainly due to lease and employee incentive and benefit obligations.

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

         On March 25, 1999, the Company announced approval of a stock repurchase program under which it would begin purchasing up to one million shares of its common stock, to be funded by cash on hand. As of May 12, 1999, the Company had repurchased 204,078 shares at a cost of approximately $7.2 million.

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

         In addition Year 2000 issues may cause customers to slow down computer software purchases as they devote more time to preparing and testing their systems for Year 2000 readiness, or to accelerate such purchases to allow sufficient time to evaluate, implement and test new systems prior to the advent of the Year 2000. The Company is also aware of a growing number of lawsuits against other software vendors arising out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

         However, the Company currently does not expect significant disruption of its revenues or operations from the Year 2000 issues associated with its products. The Company has not made an assessment of the potential impact of failing to complete its own Year 2000 remediation work and is developing contingency plans for such an event.

         Additionally, the Company has substantially completed its Year 2000 inventory, assessment and remediation of internal information technology (IT) and non-IT systems and applications as of April 30, 1999. The Company has determined that all of its business-critical systems have been thoroughly tested and are Year 2000 compliant. For all IT applications supplied to the Company by third parties, appropriate available "patches" have been applied to bring them into compliance. Extensive compliance testing has commenced and will continue through June 1999, with priority given to business-critical IT and non-IT systems and applications. The most reasonably likely worst-case scenarios would include: (a) corruption of data contained in the Company's internal information systems, and (b) hardware/operating system failure. The Company is in the process of completing its contingency plans for business-critical IT and non-IT internal systems as an extension of its existing disaster recovery plan and expects to complete such planning by June 30, 1999.

         As  of  March  31,  1999  costs  expended  for  Year  2000  remediation
(including compliance testing) of products and internal systems are approximately $4.6 million, and the Company currently does not expect such costs to exceed $5 million. The Company anticipates that additional expenses incurred for Year 2000 work will relate primarily to contingency planning. These costs principally consist of both internal staff costs and expenses for external consultants, software and hardware, which have been or will be expensed by the Company during the period they are incurred. Expected costs for the Year 2000 remediation work (including compliance testing) and projected completion dates are based on the Company's management's estimates and assumptions and actual results may vary materially from those anticipated.

         The Company has also initiated communications with third parties on which it is dependent for essential services and for the distribution of its significant services to determine how they are addressing Year 2000 issues and to evaluate any impact on the Company's operations. The Company is working with these third parties to resolve Year 2000 issues, including in some cases, jointly developing contingency plans. Information received to date indicates that these parties are in the process of implementing and/or testing remediation strategies to ensure Year 2000 compliance of systems, services and/or products. However, the lack of resolution of Year 2000 issues by these parties--especially the credit bureaus and credit card processors through which the Company distributes credit scoring and account management services--could have a material adverse impact on the Company's future business operations, financial condition and results of operations.

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

         Interest Rate Sensitivity. The Company maintains an investment portfolio consisting mainly of income securities with an average maturity of less than five years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The Company believes foreign currency and equity risk is not material.


                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

           24.1          Power of Attorney (see page 18 of this Form 10-Q).
           27.1          Financial Data Schedule
           27.2          Revised Financial Data Schedule

(b)      Reports on Form 8-K:

         One report on Form 8-K was filed during the quarter ended March 31, 1999. A report on Form 8-K was filed March 9, 1999 reporting planned changes in the organizational structure of the Company. These changes will include formation of two new business units in electronic commerce and telecommunications and realignment of existing business and service units of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAIR, ISAAC AND COMPANY, INCORPORATED

DATE: May 14, 1999

                                        By PETER L. MCCORKELL
                                           -------------------------------------
                                           Peter L. McCorkell
                                           Senior Vice President and Secretary


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


DATE: May 14, 1999

                                        By LENNOX L. VERNON
                                           -------------------------------------
                                           Lennox L. Vernon
                                           Vice President, Acting Chief
                                           Financial Officer and Treasurer

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                                                   Sequentially
Exhibit No.           Exhibit                                      Numbered Page
-----------           -------                                      -------------
24.1                  Power of Attorney                                  18
27.1                  Financial Data Schedule                            20
27.2                  Revised Financial Data Schedule                    21