Form 10-Q
period 1999-06-30
FAIR ISAAC & COMPANY INC
filed 1999-08-13
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             ---------------------

                                    FORM 10-Q

      (Mark One)
         [X]         QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

         [ ]        TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------
                             Commission File Number
                                     0-16439

                      FAIR, ISAAC AND COMPANY, INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             94-1499887
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

              120 North Redwood Drive, San Rafael, California 94903
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (415) 472-2211

                             ---------------------

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
         The number of shares of Common Stock, $0.01 par value per share, outstanding on August 6, 1999, was 14,021,163.

                                TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements................................................  3

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................  9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 17

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 17


SIGNATURES   ................................................................ 18

Exhibit Index................................................................ 19

                                         PART I - FINANCIAL INFORMATION
                                          ITEM 1. Financial Statements.
                                      FAIR, ISAAC AND COMPANY, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                      June 30, 1999 and September 30, 1998

                                             (dollars in thousands)

                                                   (Unaudited)

                                                                             June 30,          September 30,
                                                                               1999                 1998
                                                                             ---------            ---------
ASSETS
Current assets:
     Cash and cash equivalents                                               $  12,825            $  14,242
     Marketable securities                                                       7,336               18,283
     Accounts receivable, net                                                   40,218               39,028
     Unbilled work in progress                                                  26,016               22,004
     Prepaid expenses and other current assets                                   9,681                4,040
     Deferred income taxes                                                       5,399                5,016
                                                                             ---------            ---------
       Total current assets                                                    101,475              102,613

Marketable securities                                                           35,782               24,368
Property and equipment, net                                                     36,459               36,893
Intangibles, net                                                                11,278               10,458
Deferred income taxes                                                            6,398                6,398
Other assets                                                                     8,867                8,884
                                                                             ---------            ---------
                                                                             $ 200,259            $ 189,614
                                                                             =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued liabilities                          $  14,037            $  17,418
     Accrued compensation and employee benefits                                 20,847               22,065
     Billings in excess of earned revenues                                       7,721                7,862
     Capital lease obligations                                                     427                  416
                                                                             ---------            ---------
       Total current liabilities                                                43,032               47,761

Other liabilities                                                                7,692                7,613
Capital lease obligations                                                          472                  789
                                                                             ---------            ---------
       Total liabilities                                                        51,196               56,163
                                                                             ---------            ---------

Stockholders' equity:
     Preferred stock                                                              --                   --
     Common stock                                                                  143                  140
     Paid in capital in excess of par value                                     37,605               32,454
     Retained earnings                                                         121,316              100,678
     Less treasury stock (274,888 shares at cost at 6/30/99; 9,787 at           (9,695)                (351)
       9/30/98)
     Accumulated other comprehensive income (loss)                                (306)                 530
                                                                             ---------            ---------
       Total stockholders' equity                                              149,063              133,451
                                                                             ---------            ---------
                                                                             $ 200,259            $ 189,614
                                                                             =========            =========

See accompanying notes to the consolidated financial statements.

                                      FAIR, ISAAC AND COMPANY, INCORPORATED

                           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                     For the nine month and three month periods ended June 30, 1999 and 1998
                                      (in thousands, except per share data)
                                                   (Unaudited)

                                                         Nine Months Ended June 30,        Three Months Ended June 30,
                                                        ---------------------------        ---------------------------
                                                           1999             1998              1999             1998
                                                        ---------         ---------        ---------         ---------
Revenues                                                $ 204,092         $ 177,808        $  67,241         $  64,642

Costs and expenses:
    Cost of revenues                                       77,208            63,017           25,196            21,946
    Sales and marketing                                    30,465            27,341           10,148             9,451
    Research and development                               22,961            20,925            7,401             6,945
    General and administrative                             38,002            38,822           12,940            14,707
    Amortization of intangibles                             1,287               982              445               406
                                                        ---------         ---------        ---------         ---------
       Total costs and expenses                           169,923           151,087           56,130            53,455
                                                        ---------         ---------        ---------         ---------

Income from operations                                     34,169            26,721           11,111            11,187
Other income (expense), net                                 2,557               518              595               (21)
                                                        ---------         ---------        ---------         ---------
Income before income taxes                                 36,726            27,239           11,706            11,166
Provision for income taxes                                 15,241            11,385            4,733             4,767
                                                        ---------         ---------        ---------         ---------
Net income                                              $  21,485         $  15,854        $   6,973         $   6,399
                                                        =========         =========        =========         =========

Net income                                              $  21,485         $  15,854        $   6,973         $   6,399
 Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses)
          arising during period                              (269)              176             (284)               95
         Less: reclassification adjustment                   (281)             --               --                --
                                                        ---------         ---------        ---------         ---------
              Net unrealized gains (losses)                  (550)              176             (284)               95
    Foreign currency translation adjustments                 (286)               24              (65)               (6)
                                                        ---------         ---------        ---------         ---------
Other comprehensive income                                   (836)              200             (349)               89
                                                        ---------         ---------        ---------         ---------
Comprehensive income                                    $  20,649         $  16,054        $   6,624         $   6,488
                                                        =========         =========        =========         =========


Earnings per share:
    Diluted                                             $    1.49         $    1.11        $     .49         $     .45
                                                        =========         =========        =========         =========
    Basic                                               $    1.52         $    1.16        $     .50         $     .46
                                                        =========         =========        =========         =========

Shares used in computing earnings per share:
    Diluted                                                14,423            14,340           14,301            14,359
                                                        =========         =========        =========         =========
    Basic                                                  14,090            13,696           14,081            13,894
                                                        =========         =========        =========         =========

See accompanying notes to the consolidated financial statements.

                                     FAIR, ISAAC AND COMPANY, INCORPORATED

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the nine months ended June 30, 1999 and 1998
                                                (in thousands)
                                                  (Unaudited)

                                                                                        Nine Months Ended June 30,
                                                                                        --------------------------
                                                                                          1999              1998
                                                                                        --------          --------
Cash flows from operating activities:
     Net income                                                                         $ 21,485          $ 15,854
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                                    12,637            11,125
         Deferred compensation                                                               200               408
         Gain on sale of marketable securities                                              (483)             (165)
         Deferred income taxes                                                              --                 311
         Other                                                                               162                 8
         Changes in operating assets and liabilities:
           Increase in accounts receivable                                                (1,285)           (1,660)
           Increase in unbilled work in progress                                          (4,012)           (2,392)
            Increase in prepaid expenses and other assets                                 (5,642)           (4,064)
            Decrease in other assets                                                          19               343
            Increase (decrease) in accounts payable and other accrued liabilities         (2,075)            4,835
            Increase in accrued compensation and employee benefits                           246             2,149
            Increase (decrease) in billings in excess of earned revenues                    (141)            2,092
            Decrease in other liabilities                                                 (1,563)              (47)
                                                                                        --------          --------

              Net cash provided by operating activities                                   19,548            28,797
                                                                                        --------          --------

Cash flows from investing activities:
     Purchases of property and equipment                                                  (9,428)          (11,447)
     Payments for acquisition of subsidiary                                               (1,455)           (3,146)
     Purchases of marketable securities                                                  (69,472)          (16,708)
     Proceeds from sale of marketable securities                                          46,647              --
     Proceeds from maturities of marketable securities                                    21,710             5,010
                                                                                        --------          --------

              Net cash used in investing activities                                      (11,998)          (26,291)
                                                                                        --------          --------

Cash flows from financing activities:
     Principal payments of capital lease obligations                                        (306)             (288)
     Proceeds from the exercise of stock options and issuance of stock                     2,475             2,181
     Dividends paid                                                                         (847)             (823)
     Repurchase of company stock                                                         (10,289)              (28)
                                                                                        --------          --------

              Net cash provided by (used in) financing activities                         (8,967)            1,042
                                                                                        --------          --------

Increase (decrease) in cash and cash equivalents                                          (1,417)            3,548
Cash and cash equivalents, beginning of period                                            14,242            13,209
                                                                                        --------          --------
Cash and cash equivalents, end of period                                                $ 12,825          $ 16,757
                                                                                        ========          ========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   Notes to Consolidated Financial Statements


Note 1 General

         In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac & Company, Incorporated (the "Company") for the nine and three months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited. The September 30, 1998 balance sheet, however, has been derived from audited financial statements. This report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Footnotes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 1998, contained in the 1998 Form 10-K, have been omitted. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 1999.

Note 2 Earnings Per Share

         The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                   Nine months ended             Three months ended
                                                                       June 30,                        June 30,
(in thousands, except per share data)                            1999            1998            1999            1998
-----------------------------------------------------------------------------------------------------------------------
Numerator - Net income                                         $ 21,485        $ 15,854        $  6,973        $  6,399
                                                               ========        ========        ========        ========

Denominator - Shares:
     Diluted weighted-average shares and assumed
conversions of stock options                                     14,423          14,340          14,301          14,359
     Effect of dilutive securities - employee stock options        (333)           (644)           (220)           (465)
                                                               --------        --------        --------        --------
     Basic weighted-average shares                               14,090          13,696          14,081          13,894
                                                               ========        ========        ========        ========

Earnings per share:
     Diluted                                                   $   1.49        $   1.11        $    .49        $    .45
                                                               ========        ========        ========        ========
     Basic                                                     $   1.52        $   1.16        $    .50        $    .46
                                                               ========        ========        ========        ========


         The computation of diluted EPS for the nine months ended June 30, 1999 and 1998 excludes stock options to purchase 177,000 and 959,000 shares of common stock, respectively, and the computation for quarterly EPS excludes stock options to purchase 1,462,000 and 969,000 shares, respectively. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

Note 3 Cash Flow Statement

         Supplemental disclosure of cash flow information:


                                                      Nine months ended June 30,
(in thousands)                                           1999         1998
--------------------------------------------------------------------------------

Income taxes paid                                       $20,781      $12,489
Interest paid                                           $    98      $    89

Non-cash investing and financing activities:
     Issuance of common stock to ESOP                   $ 1,455      $ 1,323
     Assets acquired through financing                  $ 1,641      $  --
     Tax benefit of stock options                       $ 1,306      $ 1,171
     Purchase of CRMA with common stock                 $   654      $   111
     Vesting of restricted stock                        $     8      $    84
     Capital lease obligations                          $  --        $    40


Note 4 Reclassifications

         Certain prior period balances have been reclassified to conform to the current period presentation.

Note 5 New Accounting Pronouncements

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

         In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9"), "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP 97-2. SOP 98-9 also extends the deferral of the application of SOP 97-2 to certain other multiple-element software arrangements to the Company's fiscal year ending September 30, 2000. Had the Company implemented SOP 98-9 as of October 1, 1998, there would have been approximately $6.0 million less in revenue for the nine months ended June 30, 1999 that would have been recognized in future periods. Beginning with fiscal year 2000, management intends to conform its consolidated financial statements to this pronouncement.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No.133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because the Company currently holds no derivative instruments and does not engage in hedging activities, management expects that the adoption of SFAS No. 133 will have no material impact on our financial position, results of operations or cash flows. Management intends to conform its consolidated statements to this pronouncement.

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

         The Company is organized into business units that correspond to its principal markets: consumer credit, insurance, direct marketing (DynaMark), enterprise-wide financial risk management (RMT) and a new unit, healthcare information. Sales to the consumer credit industry have traditionally accounted for the bulk of the Company's revenues. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring algorithms (also known as "analytic products" or "scorecards"), credit application processing systems (ASAP(TM) and CreditDesk(R)) and custom credit account management systems, including those marketed under the name TRIAD(TM). Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have also been sold under time- or volume-based price arrangements. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contract minimums. DynaMark, RMT and the healthcare information unit employ a combination of fixed-fee and usage-based pricing for their products.

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

                                          Percentage of                               Percentage of
                                             Revenue                                     Revenue
                                        Three Months Ended       Percentage         Nine Months Ended            Percentage
                                            June 30,              Change                  June 30,                 Change
                                            --------              ------                  --------                 ------
                                     1999             1998                        1999                1998
                                     ----             ----                        ----                ----
Credit
   Fixed-price                        23%              25%           (5%)          25%                 25%           10%
   Usage-priced                       47%              48%            2%           47%                 48%           12%
DynaMark                              25%              21%           28%           23%                 20%           37%
RMT                                    1%               2%          (58%)           1%                  3%          (51%)
Insurance                              3%               4%          (10%)           3%                  4%            3%
Healthcare Information                 1%     less than 1%           56%            1%        less than 1%          173%
                                      ---             ----                       -----                 ---

Total revenues                       100%             100%            4%          100%                100%           15%
                                     ====             ====                        ====                ====

NM = Not meaningful


         The decrease in fixed-price credit revenues in the three months ended June 30, 1999 was attributable principally to a decline in sales of the Company's scoring and application processing software products primarily due to external market forces relating to Year 2000. Compared with the same period of fiscal 1998, revenues from sales of credit application scorecards and credit application processing software decreased by 11 percent in the quarter, and revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects in the three-month period ended June 30, 1999 were down 2 percent from the same period of fiscal 1998. These decreases were offset slightly by a 13 percent increase in revenues from Credit & Risk Management Associates, Inc. ("CRMA") in the three months ended June 30, 1999 from the same period in 1998.

         The increase in fixed-price credit revenues in the nine-months ended June 30, 1999 was due primarily to increased revenues from sales of credit application scorecards and credit application processing software, sales of end-user credit account management systems ("TRIAD") and behavior scoring projects and CRMA. Revenues from sales of credit application scorecards and credit application processing software increased by 6 percent in the nine-months ended June 30,1999 and revenues from end-user credit account management systems ("TRIAD") and behavior scoring projects were up 12 percent in the nine-month period ended June 30, 1999, compared with the same period of fiscal 1998. Revenues from CRMA were up 34 percent in the nine months ended June 30, 1999, compared with the same period in the prior fiscal year.

         The increases in usage revenues from the Credit business unit in the quarter and nine months ended June 30, 1999, compared with the same periods of the prior year, were due to continuing growth in (a) usage of the Company's scoring services distributed through the three major credit bureaus in the United States and (b) the number of bankcard accounts being managed by the Company's account management services delivered through third-party processors. However, the slower growth in revenues experienced in the quarter ended June 30, 1999 compared with the same period of the prior year, was due to the ongoing impact of bank consolidations. Revenues for the credit bureau scoring services were approximately 4 percent higher in the three months ended June 30, 1999 than in fiscal 1998, offset in part by a 2 percent decrease in revenues from credit account management services delivered through third-party higher processors. Revenues for the credit bureau scoring services in the nine months ended June 30, l999 were approximately 13 percent higher than in the same period in fiscal 1998. In the most recent nine months, revenues from credit account management services delivered through third-party processors were 7 percent higher than in the corresponding period of fiscal 1998.

         Revenues from credit bureau-related services increased 22 percent in both fiscal l997 and fiscal 1998 and accounted for approximately 35 percent of revenues in fiscal 1997 and 1998. During the nine months ended June 30, 1999, revenues from credit bureau-related services increased 13 percent as compared to the nine months ended June 30, 1998. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

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

         Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. During fiscal 1998, such intercompany revenue represented more than 8 percent of DynaMark's total revenues. Accordingly, DynaMark's externally reported revenues tend to understate DynaMark's growth and contribution to the Company as a whole. The increase in DynaMark's revenues shown in the foregoing table, which excludes such intercompany revenues, was due primarily to increased revenues from customers in the financial services industry. RMT's revenues decreased in the three- and nine-month periods ended June 30, l999, principally due to the impact of bank consolidations and delays in releases of new products.

         The decrease in Insurance revenues for the three-month period ended June 30, 1999, compared with the same period in fiscal 1998, were due primarily to lower sales of custom analytic underwriting products. Insurance revenues increased for the nine-month period ended June 30, l999, compared with the same period in fiscal 1998, due primarily to growth in insurance scoring services offered through consumer reporting agencies. In the three-and nine month periods ended June 30, l999, the Company's Healthcare Information business unit derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., patient's fulfillment of prescriptions and taking them to completion). In the quarter ended December 31, 1998, the Company signed its first revenue-generating contract for its receivables management system for hospitals and healthcare providers (introduced in December 1997) and in the three and nine months ended June 30, l999, derived revenues from this new product.

         Revenues derived from outside of the United States represented approximately 15% of total revenues in both the quarter and nine months ended June 30, l999, compared with approximately 18% of total revenues in the quarter and nine months ended June 30, l998.

         Revenues from software maintenance and consulting services each accounted for less than 10 percent of revenues in each of the three years in the period ended September 30, 1998, and in the nine-months ended June 30, 1999. The Company does not expect revenues from either of these sources to exceed 10 percent of revenues in the foreseeable future.

         During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after adjusting for the effect of acquisitions--from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to: (a) develop new, high-value products, (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (c) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending, healthcare information management, telecommunications and e-business. During fiscal 1998, the Company's backlog of orders for fixed-priced products declined slightly, and during the nine months ended June 30, l999, this backlog declined an additional $10.8 million. This indicates that revenue growth in the remainder of fiscal 1999 and later years may depend to a large extent on sales of newly developed products, and that revenue growth during the remainder of fiscal 1999 may be slower than during the nine months ended June 30, l999.

         In March 1999, the Company announced a new strategic focus and several growth initiatives. While continuing to focus on its traditional core business, financial services, the Company will pursue additional opportunities in the healthcare market. The Company has also formed two new business units to pursue opportunities in the telecommunications and e-business industries and is realigning existing business and service units to support these new initiatives.

         Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. Management believes this constraint will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities that it believes have exceptional long-term potential. This is the basis for the Company's new strategic focus on opportunities in the telecommunications and electronic commerce markets. A similar longer range strategic initiative occurred during the period from 1988 through 1990, when the Company devoted significant resources to developing the usage-priced services distributed through credit bureaus and third-party processors.

Expenses

         The following table sets forth for the periods indicated (a) the percentage of revenues represented by certain line items in the Company's consolidated statements of income and (b) the percentage change in such items from the same periods in the prior fiscal year.

                                              Nine Months                                  Three Months
                                                 Ended                Percentage               Ended           Percentage
                                                June 30,                Change                June 30,            Change
                                                --------                ------                --------            ------
                                         1999              1998                         1999           1998
                                         ----              ----                         ----           ----
Revenues                                 100%              100%          15%            100%           100%          4%
Costs and expenses:
   Cost of revenues                       38                35           23%             37             34          15%
   Sales and marketing                    15                15           11%             15             14           7%
   Research and development               11                12           10%             11             11           7%
   General and administrative             18                22           (2%)            19             23         (12%)
   Amortization of intangibles             1                 1           31%              1              1          10%
                                         ---               ---                          ---            ---
     Total costs and expenses             83                85           12%             83             83           5%
                                         ---               ---                          ---            ---
Income from operations                    17                15           28%             17             17          (1%)
   Other income and expense                1       less than 1           NM     less than 1    less than 1          NM
                                         ---               ---                          ---            ---
Income before income taxes                18                15           35%             17             17           5%
   Provision for income taxes              7                 6           34%              7              7          (1%)
                                         ---               ---                          ---            ---
Net income                                 11%               9%          36%             10%            10%          9%
                                         ===               ===                          ===            ===

         NM = Not meaningful


Cost of revenues

         Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of revenues, increased in the three-and nine-month periods ended June 30, 1999 primarily due to shifts in the mix of sales of the Company's products resulting in a greater percentage of sales of lower margin products.

Sales and marketing

         Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. These expenses, as a percentage of revenues, were essentially unchanged for the nine months ended June 30, 1999, as compared with the same period a year earlier. As a percentage of revenues, these expenses increased slightly in the three months ended June 30, 1999, compared with the same period in fiscal 1998, primarily due to an increase in expenses generated by the Company's InterAct "99" conference for clients in Rome, Italy.

Research and development

         Research and development expenses include the personnel and related overhead costs incurred in developing products, researching mathematical and statistical algorithms, and developing software tools that are aimed at improving productivity and management control. After several years of concentrating on developing new markets--either geographical or by industry--for its existing technologies, the Company has increased emphasis on developing new technologies, especially in the area of software development. Research and development expenditures in the nine-month period ending June 30, l999 were primarily related to new fraud-detection software products, a new release of TRIAD software, Year 2000 readiness work, development of a new automated strategic application processing system for high-end users and healthcare receivables management. Research and development expenditures in the quarter ended June 30, 1999 were primarily related to a new release of TRIAD software, fraud-detection software products and development of a new automated strategic application processing system for high-end users. Research and development expenses, as a percentage of revenues, declined slightly in the nine-month period ended June 30, 1999 and were essentially unchanged in the three-month period ending June 30, 1999, compared with the corresponding periods of fiscal 1998. The Company expects that research and development expenses will increase in future periods for development of new products targeted for the telecommunications and e-commerce markets.

General and administrative

         General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions such as finance and computer information systems. As a percentage of revenues, these expenses for the nine-month and three-month periods ended June 30, 1999, were lower than in the corresponding periods of fiscal 1998, due primarily to reassignment of personnel and related costs. The Company expects increased facilities costs in the fourth quarter of fiscal 1999 due to office expansions currently in progress.

Amortization of intangibles

         The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from two to fifteen years. During the quarter ended June 30, 1999, the Company made the final additional payment (earnout) to the former shareholders of CRMA, which was acquired in 1996. The amount of the payment was approximately $2.1 million in the quarter ending June 30, 1999, resulting in increased amortization expense in the quarter and in future periods.

Other income and expense

         Other income and expense consist mainly of interest income from investments, interest expense, exchange rate gains/losses from holding foreign currencies in bank accounts, and other non-operating items. Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, increased in the nine-and three-month periods ended June 30, 1999, compared with the corresponding periods a year earlier due to higher balances invested in interest bearing instruments. In the nine-month period ended June 30, 1999, the Company recorded a gain of approximately $484,000 on the sale of investment securities. In the corresponding periods in the prior fiscal year, the Company recorded interest expense resulting from tax audits.

Provision for income taxes

         The Company's effective tax rate was 41.5 percent and 41.8 percent in the nine-month periods ended June 30, 1999 and 1998, respectively. In the three-month period ended June 30, 1999, the Company's effective tax rate decreased to 40.5 percent from 42.7 percent in the corresponding period of fiscal 1998, principally due to a change in the Company's estimate of its effective state tax rate for fiscal 1999. The Company's effective tax rate for fiscal 1999 is expected to be 41.5 percent.

Financial Condition

         Working capital increased from $54,852,000 at September 30, 1998 to $58,443,000 at June 30, 1999. Cash and marketable investments decreased from $53,487,000 at September 30, 1998, to $50,822,000 at June 30, 1999 due primarily to utilization of cash for the repurchase of outstanding common stock. The Company's long-term obligations are mainly due to lease and employee incentive and benefit obligations.

         In May 1998, the Company entered into a synthetic lease arrangement to construct an office complex intended to accommodate future growth, which will materially increase the Company's future operating lease expenses. Rental payments will commence upon completion of construction, which is expected to occur in the second quarter of fiscal 2001. With this external financing, the Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

         In March 1999, the Company initiated a stock repurchase program under which the Company was authorized to purchase up to one million shares of its common stock, to be funded by cash on hand. Through August 6, 1999, the Company had repurchased 290,204 shares at a cost of approximately $10.2 million.

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

Year 2000

         The Company has substantially completed Year 2000 remediation work and readiness testing on its software products marketed to customers. New products and updated versions of its software products currently being shipped to customers are Year 2000 compliant. Year 2000 remediation work, including readiness testing, for most earlier versions of the Company's software installed at customer sites is performed as part of the Company's normal upgrade and maintenance process. Prior to the end of calendar 1999, the Company will discontinue support for some software products that have been replaced by other products, and Year 2000 upgrades for these products will not be available. Revenues from such products are not significant. There are no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

         In addition, Year 2000 issues has caused customers to slow down computer software purchases as they devote more time to preparing and testing their systems for Year 2000 readiness. Purchasing patterns of customers are expected to be impacted by Year 2000 issues through January 1, 2000 and beyond. The Company is also aware of a growing number of lawsuits against other software vendors arising out of Year 2000 readiness issues. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. Based on its ongoing assessment of the impact of Year 2000 issues, the Company currently does not expect significant disruption of its revenues or operations from the Year 2000 issues associated with its products. This assessment process is continuing and the Company is developing contingency plans to address Year 2000 issues.

         The Company has determined that all of its business-critical internal information technology ("IT") systems have been thoroughly tested and are Year
2000 ready. For all IT applications supplied to the Company by third parties, appropriate available "patches" have been applied and the Company believes they are Year 2000 ready. For both IT and non-IT systems, readiness testing is ongoing and will continue through December 1999, with priority given to business-critical non-IT systems and applications. The most reasonably likely worst-case scenarios would include: (a) corruption of data contained in the Company's internal information systems, and (b) hardware/operating system failure. The Company is in the process of completing its contingency plans for business-critical IT and non-IT internal systems as an extension of its existing disaster recovery plan and expects to have completed development of such plan by September 30, 1999.

         Through June 30, 1999, costs expended for Year 2000 remediation (including readiness testing) of products and internal systems and contingency planning are approximately $4.7 million, and the Company currently does not expect such costs to exceed $5 million. The Company anticipates that additional expenses incurred for Year 2000 work will relate primarily to testing and contingency planning. These costs principally consist of both internal staff costs and expenses for external consultants, software and hardware, which have been or will be expensed by the Company during the period they are incurred. Expected costs for the Year 2000 remediation work (including readiness testing) and projected completion dates are based on management's estimates and assumptions and actual results may vary materially from those anticipated.

         The Company is working directly with parties on which it is dependent for essential services and for the distribution of its significant services to address Year 2000 issues, including in some cases, jointly developing contingency plans. Information received to date indicates that these parties are in the process of implementing and/or testing remediation strategies to ensure Year 2000 readiness of systems, services and/or products. However, the lack of resolution of Year 2000 issues by these parties--especially the credit bureaus and credit card processors through which the Company distributes credit scoring and account management services--could have a material adverse impact on the Company's future business operations, financial condition and results of operations.

         The Company anticipates that the most reasonably likely worst-case scenarios involving third-party Year 2000 issues would include: (a) failure of infrastructure services provided by government agencies and third parties (e.g., transportation, electricity, telephone, Internet services, etc.) and (b) failure of one or more of the credit bureaus or credit card processors through which the Company distributes its credit scoring and account management services to achieve timely and successful Year 2000 readiness. Contingency plans to address these most reasonably likely worst-case scenarios are still in development and are now expected to be completed by September 30, 1999. At this time the Company cannot quantify the potential impact of third party Year 2000 issues.

         The Company believes it is taking reasonable steps consistent with standard industry practices to prevent major interruptions in business due to Year 2000 issues. Its Year 2000 program is monitored by, and reported to, the Audit Committee of the Board of Directors.

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

         Interest Rate Sensitivity. The Company maintains an investment portfolio consisting mainly of income securities with an average maturity of less than five years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The Company believes foreign currency and equity risk is not material.


                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         24.1  Power of Attorney (see page 18 of this Form 10-Q).
         27.1  Financial Data Schedule
         27.2  Revised Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FAIR, ISAAC AND COMPANY, INCORPORATED

DATE: August 12, 1999

                                       By      Peter L. McCorkell
                                          --------------------------------------
                                               Peter L. McCorkell
                                        Senior Vice President and Secretary


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


DATE: August 12, 1999

                                       By          LENNOX L. VERNON
                                          --------------------------------------
                                                   Lennox L. Vernon
                                          Vice President, Acting Chief Financial
                                                Officer and Treasurer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

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