Form 10-K
period 1999-09-30
FAIR ISAAC & COMPANY INC
filed 1999-12-22
CIK 814547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  -------------
                                    FORM 10-K
(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1999

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

               200 Smith Ranch Road, San Rafael, California 94903
               (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 3, 1999, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was $428,893,638 based on the last transaction price as reported on the New York Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of common stock outstanding on December 3, 1999 was 14,065,557 (excluding 282,174 shares held by the Company as treasury stock).

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2000.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1. Business.............................................................. 3

ITEM 2. Properties............................................................13

ITEM 3. Legal Proceedings.....................................................13

ITEM 4. Submission of Matters to a Vote of Security Holders...................13

EXECUTIVE OFFICERS OF THE REGISTRANT..........................................14

PART II

ITEM 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters......................................15

ITEM 6.      Selected Financial Data..........................................16

ITEM 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................17

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.......26

ITEM 8.      Financial Statements and Supplementary Data......................27

ITEM 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................47

PART III

ITEM 10.     Directors and Executive Officers of the Registrant...............48

ITEM 11.     Executive Compensation...........................................48

ITEM 12.     Security Ownership of Certain Beneficial
             Owners and Management............................................48

ITEM 13.     Certain Relationships and Related Transactions ..................48

PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..............................................49

SIGNATURES   .................................................................54

Supplemental Information......................................................56

                                     PART I

ITEM 1. BUSINESS

Development Of The Business

     Fair, Isaac and Company, Incorporated (NYSE: FIC) ("Fair, Isaac" or the "Company") is a leading developer of data management systems and services for the financial services, retail, telecommunications, healthcare, personal lines insurance and other industries. The Company employs various tools, such as database enhancement software, predictive modeling, adaptive control and systems automation to help businesses worldwide use data to make faster, more profitable decisions on their marketing, customers, operations and portfolios. Fair, Isaac (www.fairisaac.com) is headquartered in San Rafael, California.

     Established in 1956, Fair, Isaac pioneered the credit risk scoring technologies now employed by most major U.S. consumer credit grantors. Its rule-based decision management systems, originally developed to screen consumer credit applicants, are now routinely employed in all phases of the credit account cycle: direct mail solicitation (credit cards, lines of credit, etc.), application processing, card reissuance, on-line credit authorization, and collection. Although direct comparisons are difficult, management believes Fair, Isaac ranks first or second in sales of every type of credit management product or service it markets, and that its total sales to the consumer credit market exceed those for similar products by any direct competitor. Approximately 48% of the Company's revenues in fiscal 1999 were derived from usage-priced products and services marketed through alliances with major credit bureaus and third-party credit card processors. Sales of decision management products and services directly to credit industry end-users accounted for approximately 23% of revenues.

     In more recent years Fair, Isaac has expanded its product and service offerings, applying its proven risk/reward modeling capabilities to automobile and home insurance underwriting, small business and mortgage lending, telecommunications, retail, healthcare, and eBusiness. With the acquisition of DynaMark in 1992, the Company made its first foray into marketing data processing and database management, combining DynaMark's strengths in warehousing and manipulating complex consumer databases with Fair, Isaac's expertise in predictive modeling and decision systems. DynaMark contributed $65.3 million or 24% of Fair, Isaac's fiscal 1999 revenues. On October 1, 1999, DynaMark was merged into Fair, Isaac.

     The Company's Insurance business unit generated revenues in fiscal 1999 of $9.4 million or 3% of revenues. In fiscal l997, the Company recorded its first revenues from its new Healthcare business unit, and in fiscal 1998, derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., a patient's fulfillment of prescriptions and taking them to completion). Following the end of fiscal 1999, the Company announced its intent to exit the receivables management segment of its Healthcare business to focus on other opportunities.

     In July 1997 the Company acquired Risk Management Technologies (RMT), a provider of enterprise-wide risk management and performance measurement solutions to major financial institutions around the world. RMT's revenues in fiscal l999 were $2.7 million, or 1% of the Company's revenues.

     Fair, Isaac numbers, among its regular customers, hundreds of the world's leading credit card and travel card issuers, retail establishments and consumer lenders. It has enjoyed continuous client relationships with some of these companies for nearly 30 years. Through alliances with all three major U.S. credit bureaus, the Company also serves a large and growing number of middle-market credit grantors, primarily by providing direct mail solicitation screening, application scoring and account management services on a usage-fee basis. In addition, some of the Company's end-user products, such as CreditDesk(R) application processing software and CrediTable(R) pooled-data scoring systems, are designed to meet the needs of relatively small users.

     Approximately 15% of Fair, Isaac's fiscal 1999 revenues came from sales outside the United States. With its long-standing presence in Western Europe and Canada and the more recent establishment of operating bases in Brazil, Great Britain, France, Germany, Italy, Japan, Mexico, South Africa and Spain, the Company is well positioned to benefit from the expected growth in global credit card issuance and usage into the next century.

     Since 1994, Fair, Isaac's revenues and diluted earnings per share have increased at a compound rate of 25% and 21%, respectively. The Company attributes this growth to rising market demand for credit scoring and account management services; success in increasing its share of the market; and a gradual shift in marketing and pricing strategy, from primary reliance on direct, end-user sales of customized analytical and software products to ongoing usage revenues from services provided through credit bureaus and bankcard processing agencies.

     During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated above-average growth in revenues--even after adjusting for the effect of acquisitions--from its bankcard-related scoring and account management businesses by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to: (1) develop new, high-value added products, (2) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (3) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending, healthcare, retail, telecommunications and eBusiness.

     In fiscal 1999, the Company was organized into business units that corresponded to its principal markets: consumer credit, insurance, direct marketing (DynaMark), enterprise-wide financial risk management (RMT) and healthcare. In October 1999 the Company formally adopted new organizational structure and business models to focus on growth opportunities in the retail and telecommunications markets and to implement its new strategic objective of becoming an "analytic application service provider."

     Late in calendar 1999, the Company declared its intent to become a Web-based "analytic application service provider" or "ASP." The Company already delivers certain of its capabilities through secure Web sites and it will try to adopt this delivery mode whenever possible in the future. Although not Web-based, certain other services-such as credit scores delivered through credit reporting agencies and account management services delivered through credit card processors-fall within the broader definition of an ASP. The Company is actively looking for more opportunities to deliver its capabilities in service bureau mode rather than as discrete component deliverables.

Products and Services

     The Company's principal products are statistically derived, rule-based analytic tools designed to help businesses make more profitable decisions on their customers and prospective customers, and software systems and components to implement these analytic tools. In addition to sales of these products directly to end-users, the Company also makes these products available in service mode through arrangements with credit bureaus and third-party credit card processors. The Company provides data processing and database management services to businesses engaged in direct marketing. The Company's RMT subsidiary provides management tools to larger, more sophisticated financial institutions for enterprise-wide, integrated financial risk and profitability management.

     Products and services sold to the consumer credit industry have traditionally accounted for most of the Company's revenues. However, the Company is actively promoting its products and services to other segments of the credit industry, including mortgage and small business lending; and to non-credit industries, particularly personal lines insurance, direct marketing, telecommunications, retail and healthcare. Consumer credit accounted for over 71% of the Company's revenues in each of the three years in the period ended September 30, 1999. Sales to customers in the direct marketing business, including the marketing arms of financial service businesses, accounted for 15% to 24% of revenues in each of the three years in the period ended September 30, 1999. Revenues from sales to the insurance industry accounted for 3% to 4% of revenues in each of the three years in the period ended September 30, 1999. In fiscal 1997 the Company recorded the first revenues from its new Healthcare business unit, and during fiscal 1998 derived revenues from providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationships and management of prescription compliance (i.e., a patient's fulfillment of prescriptions and taking them to completion) and introduced its healthcare receivables management system product. In October 1999 the Company announced its intent to exit the healthcare receivables management business.

Analytic Products

     The Company's primary analytic products are scoring algorithms (also called "models" or "scorecards") which can be used in screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. Some of the most common types of scoring algorithms developed by the Company are described below. Scoring algorithms are developed by correlating information available at the time a particular decision is made with known performance at a later date. Scoring algorithms can be developed to predict the likelihood of different kinds of performance (e.g., credit delinquency, response to a solicitation, and insurance claims frequency); they can be developed from different data sources (e.g., credit applications and credit bureau files); and they can be developed either for a particular user ("custom" models or scorecards) or for many users in a particular industry ("pooled data" or "broad-based" models or scorecards).

     Credit Application Scoring Algorithms. First introduced in 1958, Credit Application Scoring Algorithms are tools that permit credit grantors to calculate the risk of lending to individual applicants. They are delivered in the form of a table of numbers, one for each possible answer to each of about 10 to 12 selected predictive questions that are found on the form filled in by the applicant or on a credit report purchased by the credit grantor. The model "scores" an applicant by totaling the numbers associated with the answers provided about the applicant. The "score" thus obtained is compared to a "cutoff score" previously established by the credit grantor's management to determine whether or not to extend the requested credit, and on what terms. A significant proportion of revenues from Credit Application Scoring Algorithms is derived from sales of new or replacement algorithms to existing users.

     Behavior Scoring Algorithms. The Company pioneered Behavior Scoring Algorithms with a research program in 1969. The first commercially successful products were introduced in 1978. In contrast to Credit Application Scoring Algorithms which deal with credit applicants, Behavior Scoring Algorithms permit management to define rules for the treatment of existing customers on an ongoing basis.

     Although similar in statistical principle and manner of construction, Behavior Scoring Algorithms differ in several important respects from Credit Application Scoring Algorithms. First, rather than using an applicant's answers on a credit application or a credit report, the data used to determine a behavior score come from the customer's purchase and payment history with that organization. Second, each customer is scored monthly, rather than only at application time, and an action is selected each time in response to the score. Third, the available actions are much more varied. For example, if an account is delinquent, the actions available to a manager can include a simple message on a customer's bill calling attention to the delinquency, a dunning letter, a phone call, or a referral to a collection agency, with the action to be taken in any given case to be determined by the customer's behavior score.

     To use a credit card example, scores produced by specially designed Behavior Scoring Algorithms can be used to select actions for mailing promotional materials to customers, for changing the credit limits allowed, for authorizing individual credit card transactions, for taking various actions on delinquent accounts and for reissuing credit cards which are about to expire. Behavior Scoring Algorithms are also components of the Adaptive Control Systems described below.

     Credit Bureau Scoring Services. The Company also provides scoring algorithms to each of the three major automated credit bureaus in the United States. The algorithms calculate scores based solely on the information in consumer credit bureau files. Customers of the credit bureau can use the scores derived from these algorithms to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. Credit grantors using these services pay based on usage and the Company and the credit bureau share these usage revenues. The PreScore(R) service offered by the Company through credit bureaus combines a license to use such algorithms for prescreening solicitation candidates along with tracking and consulting services provided by the Company, and is priced on a time or usage basis.

     ScoreNet(R) Service. ScoreNet Service, introduced in August 1991, allows credit grantors to obtain Fair, Isaac's credit bureau scores and related data on a regular basis and in a format convenient for use in their account management programs. In most cases the account management program is a Fair, Isaac Adaptive Control System or Adaptive Control service at a credit card processor. The Company obtains the data from the credit bureau(s) selected by each subscriber and delivers it to the subscriber in a format compatible with the subscriber's account management system.

     Insurance  Scoring  Algorithms.  The  Company  has also  delivered  scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as credit scoring systems, but are designed to predict claim frequency or profitability of applicants for personal insurance such as automobile or homeowners' coverage. During fiscal 1993, the Company introduced a Property Loss Score ("PLS") service in conjunction with Equifax, Inc., a leading provider of data to insurance underwriters. In 1994, the Company introduced a similar service in conjunction with Trans Union Corporation called "ASSIST" which is designed to predict automobile insurance risk. In 1995, with Equifax Inc., the Company introduced a risk prediction score for automobile insurance called Casualty Loss Score ("CLS") service. Equifax subsequently spun off its Insurance unit, which is now Choicepoint. In 1996, with Acxiom, the Company introduced a risk prediction score for homeowners' and automobile insurance called InfoScore and during fiscal 1999, the Company introduced a similar score with Experian named the Experian/Fair, Isaac score. PLS, ASSIST, CLS, InfoScore and the Experian/Fair, Isaac scoring services are similar to the credit bureau scoring services in that a purchaser of data from ChoicePoint, Trans Union, Acxiom and Experian can use the scores to evaluate the risk posed by applicants for homeowners' or automobile insurance. The Company and ChoicePoint, Trans Union, Acxiom and Experian, as the case may be, share the usage revenue produced by these services. Aspects of automated application processing systems and Adaptive Control Systems are also applicable to insurance underwriting decisions. The Company is actively marketing its products and services to the insurance industry.

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

Automated Strategic Application Processing Systems (ASAP)

     The Company's Automated Strategic Application Processing systems (ASAP) automate the processing of credit applications, including the implementation of the Company's Credit Application Scoring Algorithms. The Company offers Mid-Range ASAPs which are stand-alone assemblies of hardware and software; Mainframe ASAP, SEARCH, StrategyWare(R) and ScoreWare consisting of software for IBM and IBM-compatible mainframe computers; CreditDesk which consists of software for personal computers; and CreditCenter(TM) which is a new product for application processing that integrates components from Mainframe ASAP, StrategyWare and SEARCH with a web enabled user interface. The Company does not expect significant sales of new Mid-Range ASAP systems but still derives maintenance and enhancement revenues from existing systems.

     The tasks performed by these systems may include: (i) checking for the completeness of the data initially given and printing an inquiry letter in the case of insufficient information; (ii) checking whether an applicant is a known perpetrator of fraud; (iii) electronically requesting, receiving, and interpreting a credit report when it is economic to do so; (iv) assigning a credit limit to the account, if acceptable, and printing a denial letter if not; and (v) forwarding the data necessary to originate billing records for accepted applicants.

     Mid-Range ASAP is a minicomputer-based system which carries out the tasks listed above in a manner extensively "tailored" to each user's unique requirements. Mainframe ASAP is a software-only package designed to be executed on IBM or IBM-compatible mainframe computers. It is most useful for very large volume credit grantors who elect to enter application information from a number of separate locations. CreditDesk is designed for use on stand-alone or networked personal computers. Although its software functions are not tailored as extensively as the other versions of ASAP, CreditDesk features an easy-to-use graphics interface. The Company also sells software components for IBM or IBM-compatible mainframe computers under the tradenames "SEARCH" and "ScoreWare." SEARCH acquires and interprets credit bureau reports as a separate package. ScoreWare provides for easy installation of credit application scorecards and computes scores from such scorecards as part of the application processing sequence. StrategyWare combines the application processing features described above with the "Champion/Challenger" strategy concept described below under "Adaptive Control Systems".

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

Adaptive Control Systems

     The Company's most advanced product is the Adaptive Control System, now generally marketed under the tradename "TRIAD." An Adaptive Control System is a complex of behavior scoring algorithms, computer software, and account management strategy addressed to one or more aspects of the management of a consumer credit or similar portfolio. For example, the Company has developed Adaptive Control Systems for use by an electric utility and a telecommunications company in the management of its customer accounts.

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

     Contracts for Adaptive Control Systems for end-users generally include multi-year software maintenance, strategy design and evaluation, and consulting components. The Company also provides Adaptive Control services through First Data Resources, Inc. and Total System Services, Inc., the two largest third-party credit card processors in the United States. The Adaptive Control service is also available in the United Kingdom through First Data Resources, Ltd. and Bank of Scotland; in Buenos Aires, through Argencard S.A.; and in Frankfurt, through B+S Card Service Gmbh. Credit card issuers subscribing to these services pay monthly fees based on the number of accounts processed. The Company's StrategyWare(R) product is an Adaptive Control System designed to apply Champion/Challenger principles to the processing of new credit accounts, rather than the management of existing accounts. The Company believes that Adaptive Control Systems also can operate in areas other than consumer credit; and, as noted above, has provided an Adaptive Control System to an electric utility company and a telecommunications company.

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

Healthcare

     The Company is currently providing analytical marketing services to a large pharmaceuticals manufacturer to help improve customer relationship and "compliance" management using a variety of techniques including internet communications. "Compliance" in this instance refers to whether prescriptions are actually filled and taken to completion. The Company also introduced a healthcare receivables management system for hospitals and other healthcare providers, and signed its first revenue-generating contract for this product in October 1998. Following the end of fiscal 1999 the Company announced its intent to exit the healthcare receivables management business.

Customer Service and Support

     The Company provides service and support to its customers in a variety of ways. They include: (i) education of liaison teams appointed by buyers of scoring algorithms and software; (ii) maintenance of an answering service that responds to inquiries on minor technical questions; (iii) proactive Company follow-up with purchasers of the Company's products and services; (iv) conducting seminars held several times a year in various parts of the United States and, less often, in other countries; (v) conducting annual conferences for clients in which user experience is exchanged and new products are introduced; (vi) delivery of special studies which are related to the use of the Company's products and services; and (vii) consulting and training services provided by the Company's subsidiary, Credit & Risk Management Associates, Inc. ("CRMA"). CRMA was merged into the Company on October 1, 1999.

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

     The Company's analytic products have a clear distinguishing characteristic in that they make management by rule possible in situations where the only alternative is reliance on a group of people whose actions can never be entirely consistent. Rules for selecting actions require computation of probabilities of results. But computing the probability of a particular result in the traditional mode, that is, by counting the number of occurrences of each possible result in all possible combinations of circumstances, clearly breaks down when the number of combinations becomes very large. When only a few thousand cases of results are available, more subtle mathematical methods must be used. The Company has been actively developing and using techniques of this kind for 43 years, as indicated by the development and continual enhancement of its proprietary suite of algorithms and computer programs used to develop scoring algorithms.

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

     The Company markets its services to a wide variety of businesses engaged in direct marketing. These include banks and insurance companies, catalog merchandisers, fund-raisers and others. Most of the DynaMark unit's revenues come from direct sales to the end user of its services, but in some cases the DynaMark unit acted as a subcontractor to advertising agencies or others managing a particular project for the end user. RMT markets to large financial institutions throughout the world. Its clients are typically large financial institutions with a wide range of products, investments and operational units and a sophisticated balance sheet.

     No single end user customer accounted for more than 10% of the Company's revenues in fiscal 1999. Revenues generated through the Company's alliances with the three major credit bureaus in the United States, Equifax,

Experian Information Solutions, Inc. (formerly known as TRW Information Systems & Services) and Trans Union, each accounted for approximately eight to ten percent of the Company's total revenues in fiscal 1999.

     The percentage of revenues derived from customers outside the United States was approximately 15% in fiscal 1999 and approximately 17% in each of fiscal 1998 and 1997. RMT derives less than half of its revenues from clients outside the United States. DynaMark had virtually no non-U.S. revenues prior to fiscal 1997. The United Kingdom and Canada are the largest international market segments. Mexico, South Africa, a number of countries in South America and almost all of the Western European countries are represented in the user base. The Company has delivered products to users in approximately 60 countries. The information set forth under the caption "Segment Information" in Note 12 to the Consolidated Financial Statements is incorporated herein by reference. The Company's foreign offices are primarily sales and customer service offices acting as agents on behalf of the U.S. production operations. Net identifiable assets, capital expenditures and depreciation associated with foreign offices are not material.

     The Company has enjoyed good relations with the majority of its customers over extended periods of time, and a substantial portion of its revenue is derived from repeat customers. As noted above, the Company is actively pursuing new users, particularly in the marketing, insurance, telecommunications, retail and healthcare fields as well as those potential users in the consumer credit area not yet using the Company's products.

Contracts and Backlog

     The Company's practice is to enter into contracts with several different kinds of payment terms. Scoring algorithms have historically been sold through one-time, fixed-price contracts. The Company will continue to sell scoring algorithms on this basis but has also entered into longer term contractual arrangements with some of its largest customers for the delivery of multiple algorithms. PC-ASAP ("CreditDesk") customers have the option to enter into contracts that provide for a one-time license fee or volume-sensitive monthly lease payments. The one-time and usage-based contracts contain a provision requiring monthly maintenance payments. Mainframe ASAP contracts include a one-time fee for the basic software license, plus monthly fees for maintenance and enhancement services. The Company also realizes maintenance and enhancement revenues from users of its line of Mid-Range ASAP systems. PreScore contracts call for usage or periodic license fees and there is generally a minimum charge. Contracts for the delivery of complete Adaptive Control Systems typically contain both fixed and variable elements in recognition of the fact that they extend over multiple years and must be negotiated in the face of substantial uncertainties. As noted above, the Company is also providing scoring algorithms and application processing on a service basis through credit bureaus, and credit account management services through third-party bankcard processors. Subscribers pay for these services and for the ScoreNet service based on usage. DynaMark, RMT and the Company's Healthcare unit employ a combination of fixed fee and volume-or usage-based pricing for their services.

     As of September 30, 1999, the Company's backlog, which includes only firm contracts, was approximately $55.9 million, as compared with approximately $68.5 million as of September 30, 1998. This indicates that revenue in fiscal 2000 and later years may depend to a large extent on sales of newly developed products. Most usage-based revenues do not appear as part of the backlog. The Company believes that approximately 25 percent of the September 30, 1999 backlog will be delivered after the end of the current fiscal year ending September 30, 2000. Most DynaMark contracts include unit or usage charges, the total amount of which cannot be determined until the work is completed. DynaMark's and CRMA's backlog are not significant in amount, are not considered a significant indicator of future revenues, and are not included in the foregoing figures. RMT's backlog is included in the foregoing backlog figures.

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

     The Company competes with data vendors in the market for its credit bureau scoring services including PreScore and ScoreNet. In the past several years, data vendors have expanded their services to include evaluation of the raw data they provide. All of the major credit bureaus offer competing prescreening and credit bureau scoring services developed, in some cases, in conjunction with the Company's primary scoring algorithm competitor, Experian.

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

     There are a large number of companies providing data processing and database management services in competition with DynaMark, some of which are considerably larger than DynaMark. The Company believes the market for such services will continue to expand rapidly for the foreseeable future. Competition in this area is based on price, service, and, in some cases, the ability of the processor to perform specialized tasks. DynaMark has concentrated on providing specialized types of data processing and database management services using proprietary tools which, it believes, give it an edge over its competition in these areas.

     RMT is a provider of enterprise-wide risk management and performance-measurement solutions to major financial institutions. There are a
number  of   companies   offering   enterprise-wide   "solutions",   or  serving
sub-segments of this market (such as trading operations of financial institutions), in competition with RMT.

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

     Research and Development

     Technological innovation and excellence have been goals of the Company since its founding. The Company devotes, and intends to continue to devote, significant funds to research and development to develop both new products and enhancements to its existing products. In addition, the Company has ongoing projects for improving its fundamental knowledge in the area of algorithm design, its capabilities to produce algorithms efficiently, and its ability to specify and code algorithm executing software. The information set forth in the line entitled "Research and development" in the Consolidated Statement of Income and the information set forth under the caption "Software costs" in Note 1 to the Consolidated Financial Statements is incorporated herein by reference.

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

     Personnel

     As of September 30, 1999, the Company employed approximately 1,585 persons. None of its employees is covered by a collective bargaining agreement and no work stoppages have been experienced.

     ITEM 2. PROPERTIES

     The Company's principal office is located in San Rafael, California, approximately 15 miles north of San Francisco. The Company leases approximately 270,000 square feet of office space in four buildings at that location under leases expiring in 2001 or later. It also leases approximately 3,894 square feet of warehouse space in San Rafael for its hardware operations and for storage under month-to-month leases and 2,382 square feet for a telecommute center in Petaluma, California. In May 1998 the Company entered into a synthetic lease agreement for an office complex with approximately 406,000 square feet in San Rafael, California with an expected initial occupancy date in the year 2001. DynaMark leases approximately 167,000 square feet of office and data processing space in four buildings in Arden Hills, Minnesota under leases which expire in 2012. DynaMark also leases approximately 25,000 square feet of office and data processing space in New York City under a lease expiring in 2004 and approximately 14,800 square feet for offices in Brookings and Madison, South Dakota. RMT leases approximately 14,740 square feet of office space in Berkeley, California. The Company also leases a total of approximately 81,550 square feet of office space for offices in Baltimore, Maryland; Chicago, Illinois; New Castle, Delaware; Atlanta, Georgia; Toronto, Ontario; Birmingham, England; Tokyo, Japan; Paris, France; Mexico City, Mexico; Sao Paulo, Brazil; Milan, Italy; Johannesburg, South Africa; and Madrid, Spain. See Notes 5 and 11 in the Consolidated Financial Statements for information regarding the Company's obligations under leases. The Company believes that suitable additional space will be available to accommodate future needs.

     ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings are pending.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                EXECUTIVE OFFICERS OF THE REGISTRANT

                 Name                                 Positions Held                            Age
                 ----                                 --------------                            ---
         Thomas G. Grudnowski               President and Chief Executive Officer               49
                                            since joining the Company in
                                            December 1999. Became a Director of
                                            the Company in December 1999. Partner
                                            at Andersen Consulting from 1983-1999.
                                            Joined Andersen Consulting in 1972.

         Larry E. Rosenberger               Executive Vice President since December             53
                                            1999. President and Chief Executive Officer
                                            from March, 1991 to December 1999,
                                            Executive Vice President 1985-1991,
                                            Senior Vice President 1983-1985, Vice
                                            President 1977-1983. A Director from
                                            1983-1999. Joined the Company in 1974.

         John D. Woldrich                   Executive Vice President since 1985,                56
                                            Senior Vice President 1983-1985, Vice
                                            President 1977-1983. Chief Operating Officer
                                            August 1995 to November 1999. A Director
`                                           since 1983. Joined the Company in 1972.

         Henk J. Evenhius                   Executive Vice President and Chief                  56
                                            Financial Officer since joining
                                            the Company in October 1999. Executive
                                            Vice President and Chief Financial Officer of
                                            Lam Research Corporation 1987-1998.

         Patrick G. Culhane                 Executive Vice President since August               45
                                            1995; Senior Vice President 1992-
                                            1995; Vice President 1990-1992;
                                            joined the Company in 1985.

         H. Robert Heller                   Executive Vice President since September            59
                                            1996 and a Director since February 1994.
                                            President of International Payments Institute
                                            from December 1994 to September 1996;
                                            President and Chief Executive Officer of
                                            Visa U.S.A., Inc. 1991-1993,
                                            Executive Vice President of Visa
                                            International 1989-1991.

         Sue Simon                          Executive Vice President since December 1999;       43
                                            Senior Vice President since January 1999;
                                            Vice President 1997-1999. Joined the
                                            Company in 1996. Partner of The Spectrum
                                            Group from 1993-1996.

         Kenneth M. Rapp                    Executive Vice President since October 1999;        53
                                            Senior Vice President since August 1994,
                                            and President and Chief Operating Officer
                                            of DynaMark, Inc. (acquired by the
                                            Company as of December 1992) since
                                            it was founded in 1985.

         Peter L. McCorkell                 Executive Vice President since December 1999;       53
                                            Senior Vice President since August 1995;
                                            Vice President, Secretary and General
                                            Counsel since joining the Company in 1987.

---------------
The term of office for all officers is at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     As of May 6, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol: FIC. Prior to that date, it was traded over-the-counter on the NASDAQ Stock Market under the symbol: FICI. At December 3, 1999, Fair, Isaac had 335 shareholders of record of its common stock. The following table lists the high and low sales prices for the periods shown, as reported by the New York Stock Exchange and the NASDAQ Stock Market.

Stock Prices                           High          Low
----------------------------------------------------------
October 1 - December 31, 1997         46            30 1/4
January 1 - March 31, 1998            38 5/8        28 3/16
April 1 - June 30, 1998               40 9/16       31 1/2
July 1 - September 30, 1998           41 1/2        29 1/4
October 1 - December 31, 1998         46 1/2        28 9/16
January 1 - March 31, 1999            54 9/16       31 1/2
April 1 - June 30, 1999               37 1/16       32 1/2
July 1 - September 30, 1999           44 9/16       26 1/4

Dividends

     On May 24, 1995, Fair, Isaac announced a 100 % stock dividend (equivalent to a two-for-one stock split) and its intention to pay quarterly dividends of 2 cents per share or 8 cents per year subsequent to issuance of the stock dividend. Quarterly dividends of that amount were paid throughout the 1997, 1998 and 1999 fiscal years. There are no current plans to change the cash dividend or to issue any further stock dividend.

Recent Sales of Unregistered Securities

     On July 21, 1997, the Company acquired all the outstanding stock of RMT, a privately held California corporation, pursuant to a merger of a wholly owned subsidiary of the Company and RMT in which RMT became a wholly owned subsidiary of the Company (the "Merger"). The number of shares of the Company's common stock and option equivalents issued by the Company in connection with the Merger was 1,252,655.

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

ITEM 6. Selected Financial Data
                                                                       (dollars in thousands, except per share data)
Fiscal year ended September 30,                            1999         1998          1997         1996         1995
--------------------------------------------------------------------------------------------------------------------
Revenues                                               $276,931     $245,545      $199,009     $155,913     $117,089
Income from operations                                   46,375       40,432        37,756       29,518       19,828
Income before income taxes                               50,600       42,105        35,546       28,704       21,390
Net income                                               29,980       24,327        20,686       17,423       12,753
Earnings per share:
     Diluted                                              $2.09        $1.68         $1.46        $1.25         $.93
     Basic                                                $2.13        $1.77         $1.55        $1.32         $.99
Dividends per share *                                     $ .08        $ .08         $ .08       $  .08       $ .055


At September 30,                                           1999         1998          1997         1996         1995
--------------------------------------------------------------------------------------------------------------------

Working capital                                        $ 55,885     $ 54,852      $ 47,727     $ 34,699     $ 23,448
Total assets                                            210,353      189,614       145,228      118,023       91,009
Long-term capital lease obligations                         364          789         1,183        1,552        1,930
Stockholders' equity                                    156,499      133,451       103,189       79,654       56,176


      * Because the change to quarterly dividends was initiated in September 1995, the rate of dividends paid in fiscal 1995 does not reflect the current annual rate of 8 cents per share.

      The financial data for the fiscal years ended September 30, 1995 through 1996 have been restated to reflect the merger, effective July 1997, between Fair, Isaac and Company, Incorporated, and Risk Management Technologies, which has been accounted for under the pooling-of-interests method.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Fair, Isaac and Company, Incorporated, provides products and services designed to help a variety of businesses use data to make faster, more profitable decisions on their marketing, customers, operations and portfolios. Widely recognized for its pioneering work in predictive technology, the Company provides advanced decision-making solutions to the financial services, retail, telecommunications, healthcare and other industries.

     In fiscal 1999, the Company was organized into business units that corresponded to its principal markets: consumer credit, insurance, direct marketing (DynaMark), enterprise-wide financial risk management (RMT) and healthcare. In October 1999 the Company formally adopted new organizational structure and business models to focus on growth opportunities in the retail and telecommunications markets and to implement its new strategic objective of becoming an eBusiness company.

     The Company's products include statistically derived, rule-based analytical tools, software that automates strategy design and implementation, and consulting services to help clients use and track the performance of those tools. The Company also provides a range of credit scoring and credit account management services in conjunction with credit bureaus and credit card processing agencies.

     The Company's DynaMark subsidiary provided data processing and database management services to businesses engaged in direct marketing activities, many of which are in the financial services and insurance industries. Effective October 1, 1999, DynaMark was merged into the Company as part of the Company's positioning to implement its new strategies. The Company's Risk Management Technologies subsidiary provides enterprise-wide risk management and performance measurement solutions to major financial institutions.

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

RESULTS OF OPERATIONS

Revenues

     In fiscal 1999 the Company's revenues and earnings were generated primarily from operations of its five business segments: Credit, DynaMark, RMT, Insurance and Healthcare strategic business units. The table that follows summarizes the results by segment for years 1997, 1998 and 1999. The following information should be read in conjunction with Note 12 of Notes to the Consolidated Financial Statements.

     Sales to the consumer credit industry have traditionally accounted for the bulk of the Company's revenues. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring algorithms (also known as "analytic products," "scorecards" or "models"), credit application processing systems (ASAP(TM), CreditDesk(R) and CreditCenter(TM)) and custom credit account management systems, including those marketed under the name TRIAD(TM). Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have also been sold under time- or volume-based price arrangements. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contract minimums. DynaMark, RMT and the Healthcare unit employ a combination of fixed-fee and usage-based pricing for their products.

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by fixed-price and usage-priced revenues from the Credit business unit, and the percentage of revenues contributed by the DynaMark, RMT, Insurance and Healthcare business units; and (b) the percentage change in revenues within each category from the prior fiscal year.

                                           Percentage of                    Period-to-period
                                              revenue                      percentage changes
                                      ----------------------               ------------------
                                            Years ended                    1998          1997
                                           September 30,                    to            to
                                      1999     1998     1997               1999          1998
---------------------------------------------------------------------------------------------
Credit:
     Fixed-price                        23       25       29                 3             9
     Usage-priced                       48       48       48                12            21
DynaMark                                24       20       15                33            65
RMT  1                                   1        3        4               (57)          (26)
Insurance                                3        4        3                 3            58
Healthcare                               1       <1        1               157            (4)
                                      ----     ----     ----
Total Revenues                         100      100      100                13            23
                                      ====     ====     ====


     Fixed-price revenues in the Credit business unit include all revenues from custom models, software and consulting projects. Revenues from credit application scoring products decreased by 12% in fiscal 1998 compared with fiscal 1997, and increased by 19% in fiscal 1999 compared with fiscal 1998. The decrease in revenues in fiscal 1998 reflected the impact of bank consolidations and external market forces relating to Year 2000. The increase in fiscal 1999 was due primarily to the Company's sales of new products and increased sales of small business loan scoring products.

     ASAP revenues increased by 14% in fiscal 1998 compared with fiscal 1997 primarily due to increased sales of PC-based ASAP products (CreditDesk) and sales of the StrategyWare(R) decision engine systems. During the quarter ended September 30, 1999, the Company elected to adopt AICPA statement of Position No. 98-9 (SOP 98-9) though adoption by the Company was not required for periods prior to October 1, 1999. ASAP revenues decreased by 22% in fiscal 1999 compared with fiscal 1998, due primarily to the impact of the adoption of SOP 98-9. If SOP 98-9 had not been adopted, ASAP revenues would have decreased by 2% in fiscal 1999. As a result of the early adoption of SOP 98-9, software revenues of approximately $4.7 million were deferred in fiscal 1999. Had the Company implemented SOP 98-9 as of October 1, 1998, there would have been approximately $7.4 million less in ASAP revenue for the year ended September 30, 1999, which would have been deferred to future periods.

     Revenues from sales of credit account management systems (TRIAD) sold to end-users increased by 18% from fiscal l997 to fiscal l998 and by 12% from fiscal 1998 to fiscal 1999. The increase in fiscal 1998 and fiscal 1999 was due primarily to continuing sales of the then current version of TRIAD (TRIAD 5.0) which was released in November l997. The Company's high degree of success in penetrating the U.S. bankcard industry with these products has limited, and may continue to limit, the revenue growth in that market. However, the Company has added functionality for the existing base of TRIAD users and is actively marketing TRIAD for other types of credit products and in overseas markets.

     The Company provides credit risk management consulting services primarily through its subsidiary, Credit & Risk Management Associates, Inc. (CRMA), the results of which are included in the Credit business unit. CRMA's revenues increased by 62% in fiscal l998 compared with fiscal 1997 and by 45% in fiscal l999 compared with fiscal 1998. The revenues of CRMA comprised approximately 3% of the Company's revenues in fiscal 1998 and 4% in fiscal 1999. On October 1, 1999, CRMA was merged into the Company to implement the Company's new business strategies.

     Usage revenues are generated primarily by credit scoring services distributed through major credit bureaus and credit account management services distributed through third-party bankcard processors. In addition, some credit scorecards and software products are licensed under volume-based fee arrangements, and these are included in credit usage-priced revenues. Revenues from credit bureau-related services increased 22% in fiscal 1998 compared with fiscal 1997 and 14% in fiscal 1999 compared with fiscal 1998, and accounted for approximately 35% and 36% of revenues in fiscal 1998 and 1999, respectively. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth in the last three years. While the Company has been very successful in extending or renewing such agreements in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a significant impact on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc.; Experian Information Solutions, Inc. (formerly TRW Information Systems & Services); and Trans Union Corporation each accounted for approximately 8% to 10% of the Company's total revenues in fiscal 1997, approximately 7% to 10% in fiscal 1998 and approximately 8% to 10% in fiscal 1999.

     On September 30, 1997, amendments to the federal Fair Credit Reporting Act became effective. The Company believes these changes to the federal law regulating credit reporting have been favorable to the Company and its clients. Among other things, the new law expressly permits the use of credit bureau data to prescreen consumers for offers of credit and insurance and allows affiliated companies to share consumer information with each other subject to certain conditions. There is also a seven-year moratorium on new state legislation on certain issues. However, the states remain free to regulate the use of credit bureau data in connection with insurance underwriting. The Company believes enacted or proposed state regulation of the insurance industry has had a negative impact on its efforts to sell insurance risk scores through credit reporting agencies.

     The Financial Services Modernization Act of 1999 was enacted and signed into law on November 12, 1999. The statute contains several privacy provisions. The legislation also allows banks, securities firms, and insurance companies to affiliate and enter new business activities. The Company believes that this legislation will not have a material impact on its operations or revenues.

     Revenues from the Company's DynaMark business unit increased from $29.8 million in fiscal 1997 to $49.1 million in fiscal 1998 and to $65.3 million in fiscal 1999. These increases in DynaMark's revenues (which exclude intercompany revenues) were due primarily to increased revenues from customers in the financial services industry. Since its acquisition, DynaMark has taken on an increasing share of the mainframe batch processing requirements of the Company's other business units. Such intercompany revenue represented approximately 14% of DynaMark's total revenues in fiscal 1997, approximately 8% of DynaMark's total revenues in fiscal 1998, and approximately 4% of DynaMark's total revenues in fiscal 1999.

     RMT's revenues for fiscal l998 decreased by 26% compared with fiscal l997, and in fiscal 1999 decreased by 57% compared with fiscal 1998, due primarily to the impact of bank consolidations and delay in releases of new products.

     Increases in insurance revenues for fiscal l997 and 1998, compared with the respective prior year, were due to strong growth in both insurance products sold to end-users and in the insurance scoring services offered through consumer reporting agencies. In fiscal 1999, increases in insurance revenues compared with fiscal 1998 were due to growth in insurance scoring services. The Company recorded its first revenues from its Healthcare business unit in fiscal 1997. In the quarter ended December 31, 1998, the Company signed its first revenue-generating contract for its receivables management system for hospitals and healthcare providers (introduced in December 1997) and derived revenues from this new product in fiscal 1999. In October 1999 the Company announced its intent to exit the healthcare receivables management business to devote more resources to other opportunities. The Company is currently exploring its exit options and cannot now forecast the impact of its decision to exit this business. It is possible that the exit from this business may have an adverse effect on revenues, gross profit and results of operations in the period during which the exit is completed.

     The Company's revenues derived from clients outside the United States increased from $33.9 million in fiscal l997 to $42.9 million in fiscal 1998 and decreased to $41.5 million in fiscal 1999. RMT contributed $4.6 million, $3.7 million and $1.2 million to the Company's non-U.S. revenues for fiscal years 1997, l998 and l999, respectively. DynaMark has not had significant non-U.S. revenues. Sales of software products, including TRIAD and CreditDesk, increased usage of credit bureau scores in Canada, and an increase in the number of accounts using the Company's account management services at credit card processors in Europe and Latin America accounted for most of the increase in international revenues in fiscal 1997 and 1998. The decreases in international revenues in fiscal 1999 were principally the result of a decline in revenues from sales by RMT in the Asian market. Gains or losses due to fluctuations in currency exchange rates have not been significant to date but may become more important if, as expected, the proportion of the Company's revenues denominated in foreign currencies increases in the future.

     Revenues from software maintenance and consulting services each accounted for less than 10% of revenues in each of the three years in the period ended September 30, 1999, and the Company does not expect revenues from either of these sources to exceed 10% of revenues in the foreseeable future.

     During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated most of its revenue growth from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to (a) develop new, high-value products, (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (c) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending, healthcare information management, retail, telecommunications and eBusiness. During fiscal 1998, the Company's backlog of orders for fixed-priced products declined slightly, and in fiscal 1999 this backlog declined an additional $7.3 million. This indicates that revenue growth in fiscal 2000 and later years may depend to a large extent on sales of newly developed products.

     Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. Management believes this constraint will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities that it believes have exceptional long-term potential. This is the basis for the Company's new strategic focus of becoming an eBusiness company and implementing new growth initiatives targeted at the retail and telecommunications markets. A similar longer-range strategic initiative occurred during the period from 1988 through 1990, when the Company devoted significant resources to developing the usage-priced services distributed through credit bureaus and third-party processors.

Expenses

     The  following  table sets forth for the fiscal  periods  indicated (a) the percentage of total revenues  represented by certain line items in the Company's
Consolidated   Statements  of  Income  and  Comprehensive  Income  and  (b)  the
percentage  change in the  amount  of each such line item from the prior  fiscal year.
                                               Percentage of               Period-to-period
                                                  revenue                 percentage changes
                                        ------------------------          -------------------
                                                Years ended               1998           1997
                                               September 30,               to             to
                                        1999       1998      1997         1999           1998
---------------------------------------------------------------------------------------------
Total revenues                           100        100       100          13             23
                                       -----      -----     -----
Costs and expenses:
   Cost of revenues                       38         35        36          24             17
   Sales and marketing                    15         15        15          14             28
   Research and development               11         12         9           2             66
   General and administrative             18         21        20          (2)            28
   Amortization of intangibles             1          1         1          30              9
                                       -----      -----     -----
Total costs and expenses                  83         84        81          12             27
                                       -----      -----     -----
Income from operations                    17         16        19          15              7
Other income (expense)                     1          1        (1)        153             NM*
                                       -----      -----     -----
Income before income taxes                18         17        18          20             18
Provision for income taxes                 7          7         8          16             20
                                       -----      -----     -----
Net income                                11         10        10          23             18
                                       =====      =====     =====

   *Not meaningful

Cost of revenues

     Cost of revenues consists primarily of personnel, travel and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) Service.

     Cost of revenues, as a percentage of revenues, declined slightly in the period from fiscal l997 to fiscal 1998 and increased in the period from fiscal l998 to fiscal 1999. The decrease in fiscal 1998 was due primarily to the reassignment to research and development activities of certain personnel whose primary assignment had been production and delivery. In fiscal 1999 the increase was primarily due to the increasing percentage of revenues coming from DynaMark's products and services which generally have a lower gross margin than the Company's other products and services on average.

Sales and marketing

     Sales and marketing expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses. As a percentage of revenues, sales and marketing expenses have remained essentially unchanged since fiscal 1997.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms and developing software tools that are aimed at improving productivity, profitability and management control. Research and development, as a percentage of revenues, increased sharply from fiscal l997 to fiscal 1998 and declined slightly from fiscal 1998 to fiscal 1999.

     In fiscal 1998 and 1999, the Company continued to emphasize development of new technologies and new products. Research and development expenditures in fiscal 1998 were primarily related to new bankruptcy scoring products for Visa (Integrated Solutions Concepts) and Trans Union, new fraud-detection software products, joint product development projects with Deluxe Financial Services, Inc., healthcare receivables management and Year 2000 compliance work. Research and development expenditures in fiscal 1999 were primarily related to new fraud-detection software products, a new release of TRIAD software, Year 2000 readiness work, development of a new automated strategic application processing system for high-end users, next generation credit bureau risk scores and healthcare receivables management. In the last quarter of fiscal 1999, the Company began work on a number of projects for clients in the eBusiness and telecommunications industries. The decrease in research and development expenses, as a percentage of revenues, in fiscal 1999 was due to a reduction in costs of Year 2000 compliance work and work related to the Deluxe development, and the replacement of relatively expensive consultants with regular employees. The Company expects that research and development expenses will increase in future periods for development of new products targeted for the telecommunications and retail markets and to implement its strategic focus on becoming an eBusiness company.

General and administrative

     General and administrative expenses consist mainly of compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions, such as finance and computer information systems. As a percentage of revenues, general and administrative expenses were essentially unchanged for fiscal l997 and l998 and declined in fiscal 1999, due primarily to emphasis on cost reduction measures resulting in slower personnel growth and to reassignment of personnel and related costs.

Amortization of intangibles

     The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years. During the quarter ended June 30, 1999, the Company made the final additional contingent payment to the former shareholders of CRMA, which was acquired in 1996. The amount of the payment was approximately $2.1 million, resulting in increased amortization expenses in fiscal 1999 and in future periods. See "Capital Resources and Liquidity."

Other income (expense)

     The table in Note 13 to the Consolidated Financial Statements presents the detail of other income and expenses. Interest income is derived from the investment of funds surplus to the Company's immediate operating requirements. At September 30, 1999, the Company had approximately $60.1 million invested in U.S. treasury securities and other interest-bearing instruments. Interest income increased in both fiscal 1998 and 1999 due to higher average cash balances in interest-bearing accounts and instruments.

     The Company's share of operating losses in certain early-stage development companies that are accounted for using the equity method is charged to other expense. In the fiscal year ended September 30, 1998, the Company liquidated its share of a non-marketable security, which had been written off in fiscal 1997 as a loss in the amount of $2 million. This liquidation resulted in a gain of $165,000. The Company has no further financial commitments in connection with this investment. Note 4 to the Consolidated Financial Statements describes the Company's investment in such non-marketable securities. In fiscal 1998, the difference between the increase in operating income (7%) and the increase in net income (18%) was primarily due to the interest income derived from investments in U.S. treasury securities and other interest-bearing instruments, and the absence of losses from investments in start-ups.

     In fiscal 1999, the Company realized a one-time gain in the amount of $720,000 due to curtailment of the Company's pension plan, as described in Note 8 to the Consolidated Financial Statements. The Company also realized a gain of $483,000 from the sale of marketable securities.

Provision for income taxes

     The Company's effective tax rate was 41.8%, 42.2% and 40.8% in fiscal l997, 1998 and l999, respectively. The decrease to 40.8% in fiscal 1999 was due primarily to a decrease in the Company's effective state tax rate for fiscal 1999.

Capital Resources and Liquidity

     Working capital increased from $47,727,000 at September 30, l997, to $54,852,000 at September 30, 1998 and to $55,885,000 at September 30, 1999. The
increase in fiscal 1998 was due primarily to increases in short-term investments, unbilled work in progress and accounts receivable, which more than offset the increase in accounts payable and other accrued liabilities and accrued compensation and employee benefits.

     The increase in fiscal 1999 was due primarily to increases in cash, cash equivalents, unbilled work in progress and decreases in other accrued liabilities, which more than offset the decreases in short-term investments, and accounts receivable and increases in accrued compensation and employee benefits.

         The Company's exposure to collection risks is comprised of the sum of accounts receivable plus unbilled work in progress, less billings in excess of earned revenues. Changes in contract terms and product mix, along with variations in timing, may cause fluctuations in any or all of these items. During fiscal 1998, the increase in accounts receivable was proportionally much less than the increase in revenues due to improved collection efforts by the Company, and the increases in unbilled work in progress and billings in excess of earned revenues were proportional to the increase in revenues. During fiscal 1999, accounts receivable decreased compared with fiscal 1998 due to improved collection efforts. The increases in billings in excess of earned revenues were proportional to the increase in revenues. The increase in unbilled work in progress was due primarily to the timing of credit bureau revenues.

     The Company capitalized $263,000 as goodwill relating to amounts due to the former stockholders of CRMA under the CRMA purchase agreement, based upon its financial results in fiscal 1998. A final additional payment made in June 1999 to the former stockholders of CRMA in the approximate amount of $2.1 million was capitalized in the third quarter of fiscal 1999. See Note 2 of Notes to the Consolidated Financial Statements.

     In fiscal 1998, cash provided by operations resulted primarily from net income before depreciation and amortization, and increases in accounts payable and other accrued liabilities and accrued compensation and employee benefits, partially offset by the increases in accounts receivable, other assets and unbilled work in progress. Cash was used in investing activities primarily for additions to property and equipment, and purchases of marketable securities, partially offset by the maturities of marketable securities. Cash was provided by financing activities primarily from the exercise of stock options, partially offset by cash used for the payment of dividends and the reduction of capital lease obligations.

     In fiscal 1999, cash provided by operations resulted primarily from net income before depreciation and amortization, decreases in accounts receivable and increases in accrued compensation and employee benefits, partially offset by the increases in unbilled work in progress and prepaid expenses and other assets and decreases in other accrued liabilities and accounts payable. Cash was used in investing activities primarily for additions to property and equipment and purchases of marketable securities, partially offset by proceeds from the sale of marketable securities and maturities of marketable securities. Cash was provided by financing activities primarily from the exercise of stock options, which was more than offset by cash used for the repurchases of Company stock, payment of dividends and the reduction of capital lease obligations.

     Future cash flows will continue to be affected by operating results, contractual billing terms and collections, investment decisions and dividend payments, if any. At September 30, 1999, the Company had no significant capital commitments other than those obligations described in Notes 5 and 11 of the Consolidated Financial Statements.

     In May 1998, the Company entered into a synthetic lease arrangement to construct an office complex intended to accommodate future growth, which will materially increase the Company's future operating lease expenses. Rental payments will commence upon completion of construction, which is expected to occur in fiscal 2001. With this external financing, the Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

     In March 1999, the Company initiated a stock repurchase program under which the Company was authorized to purchase up to one million shares of its common stock, to be funded by cash on hand. Through September 30, 1999, the Company had repurchased 360,004 shares at a cost of approximately $12.2 million.

Year 2000 Readiness

     The Company has completed its Year 2000 remediation work and readiness testing on its software products marketed to customers. New products and updated versions of its software products currently being shipped to customers are Year 2000 compliant. Year 2000 remediation work, including readiness testing, for most earlier versions of the Company's software installed at customer sites is performed as part of the Company's normal upgrade and maintenance process. Prior to the end of calendar 1999, the Company will discontinue support for some software products that have been replaced by other products, and Year 2000 upgrades for these products will not be available. Revenues from such products are not significant. There can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions which may result in material costs to the Company.

     In addition, the Company believes that Year 2000 issues have caused customers to slow down computer software purchases as they devote more time to preparing and testing their systems for Year 2000 readiness. Purchasing patterns of customers are expected to be impacted by Year 2000 issues through January 1, 2000, and beyond. The Company is also aware of a growing number of lawsuits against other software vendors arising out of Year 2000 readiness issues. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. Based on its ongoing assessment of the impact of Year 2000 issues, the Company currently does not expect significant disruption of its revenues or operations from the Year 2000 issues associated with its products. This assessment process is continuing and the Company has developed contingency plans to address Year 2000 issues. As part of the implementation of its contingency plans the Company has put in place processes to address expected increases in requests by customers for greater customer support in late 1999 and early 2000 and has notified customers of this customer support availability.

     The Company has determined that all of its business-critical internal information technology ("IT") systems have been thoroughly tested and are Year
2000 ready. For all IT applications supplied to the Company by third parties, appropriate available "patches" have been applied and the Company believes the applications are Year 2000 ready. For both IT and non-IT systems, readiness testing is ongoing and will continue through December 1999, with priority given to business-critical non-IT systems and applications. The most reasonably likely worst-case scenarios would include: (a) corruption of data contained in the Company's internal information systems, and (b) hardware/operating system failure. The Company has completed its contingency plans for business-critical IT and non-IT internal systems as an extension of its existing disaster recovery plan.

     Through September 30, 1999, costs expended for Year 2000 remediation (including readiness testing) of products and internal systems and contingency planning are approximately $4.8 million, and the Company currently does not expect such aggregate costs to exceed $5 million. These costs principally consist of both internal staff costs and expenses for external consultants, software and hardware, which have been or will be expensed by the Company during the period they are incurred. Expected costs for the Year 2000 remediation work (including readiness testing) and projected completion dates are based on management's estimates and assumptions and actual results may vary materially from those anticipated.

     The Company is working directly with parties on which it is dependent for essential services and for the distribution of its significant services to address any remaining Year 2000 issues, including in some cases, jointly developing contingency plans. Information received to date indicates that these parties are in the process of implementing and/or testing remediation strategies to ensure Year 2000 readiness of systems, services and/or products. However, the lack of resolution of Year 2000 issues by these parties--especially the credit bureaus and credit card processors through which the Company distributes credit scoring and account management services--could have a material adverse impact on the Company's future business operations, financial condition and results of operations.

     The Company anticipates that the most reasonably likely worst-case scenarios involving third-party Year 2000 issues would include: (a) failure of infrastructure services provided by government agencies and third parties (e.g., transportation, electricity, telephone, Internet services, etc.) and (b) failure of one or more of the credit bureaus or credit card processors through which the Company distributes its credit scoring and account management services to achieve timely and successful Year 2000 readiness. Contingency plans to address these most reasonably likely worst-case scenarios have been completed. At this time the Company cannot quantify the potential impact of third-party Year 2000 issues.

     The Company believes it is taking reasonable steps consistent with standard industry practices to prevent major interruptions in business due to Year 2000 issues. Its Year 2000 program is monitored by the Audit Committee of the Board of Directors.

     The foregoing information and statements regarding the Company's Year 2000 capabilities and readiness are "Year 2000 Information and Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 enacted on October 19, 1998.

European Economic and Monetary Union (EMU)

     Under the European Union's plan for Economic and Monetary Union (EMU), the euro becomes the sole accounting currency of EMU countries on January 1, 2002. Its initial phase went into effect on January 1, 1999, in 11 participating countries: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. In this initial phase the EMU mandated that key financial systems be able to triangulate conversion rates so that any amount booked will be logged and processed simultaneously in both the local currency and euros. The Company believes that its computer systems and programs are euro-compliant. Costs associated with compliance were not material and were expensed by the Company as they were incurred. The Company also believes the conversion to the euro will not have a material impact on the Company's consolidated financial results.

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

     Quarterly results may be affected by fluctuations in revenue associated with credit card solicitations, by the timing of orders for and deliveries of certain software systems and by the seasonality of ScoreNet purchases. With the exception of the cost of ScoreNet data purchased by the Company, most of its operating expenses are not affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may have a significant impact on operating results. However, in recent years these fluctuations were generally offset by the strong growth in revenues from services delivered through credit bureaus and third-party bankcard processors.

     During the quarter ended September 30, 1999, the Company elected to adopt AICPA statement of Position No. 98-9 (SOP 98-9) though adoption by the Company was not required for periods prior to October 1, 1999. As a result of the early adoption of SOP 98-9, software revenues of approximately $4.7 million were deferred in fiscal 1999. The one-time gain due to curtailment of the Company's pension plan, described under "Other income (expense)," was recognized in the fourth quarter of fiscal 1999.

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

The following table presents the principal amounts and related weighted-average yields for the Company's fixed rate investment portfolio:


                                                   Carrying           Average
                                                   Amounts             Yield

Cash and cash equivalents:
      Commercial paper                          $ 2,377,500            5.4%
      U.S. government obligations                 9,565,597            5.3%
      Money market funds                          3,189,523            4.5%
                                                -----------
                                                 15,132,620            5.2%
                                                -----------

Short-term investments:
      U.S. government obligations
                                                  5,216,158            5.1%

Long-term investments:
      U.S. government obligations                38,774,721            5.4%
                                                -----------

      Total                                     $59,123,499
                                                ===========

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Fair, Isaac and Company, Incorporated:

     We have audited the accompanying consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition for certain products in 1999.


                                                                    /s/ KPMG LLP

San Francisco, California
October 26, 1999

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                      (dollars in thousands, except per share data)
Years ended September 30,                                              1999                  1998                 1997
-----------------------------------------------------------------------------------------------------------------------

Revenues                                                       $    276,931          $    245,545         $    199,009

Costs and expenses:
   Cost of revenues                                                 105,454                84,980               72,566
   Sales and marketing                                               42,549                37,470               29,162
   Research and development                                          29,720                29,136               17,572
   General and administrative                                        51,020                52,132               40,679
   Amortization of intangibles                                        1,813                 1,395                1,274
                                                               ------------          ------------         ------------
       Total costs and expenses                                     230,556               205,113              161,253
                                                               ------------          ------------         ------------
Income from operations                                               46,375                40,432               37,756
Other income (expense), net                                           4,225                 1,673               (2,210)
                                                               ------------          ------------         ------------
Income before income taxes                                           50,600                42,105               35,546
Provision for income taxes                                           20,620                17,778               14,860
                                                               ------------          ------------         ------------
Net income                                                     $     29,980          $     24,327         $     20,686
                                                               ============          ============         ============

Net income                                                     $     29,980          $     24,327         $     20,686
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on investments:
       Unrealized holding gains (losses)
           arising during period                                       (293)                  383                  220
       Less: reclassification adjustment                               (281)                 --                   --
                                                               ------------          ------------         ------------
           Net unrealized gains (losses)                               (574)                  383                  220
   Foreign currency translation adjustments                            (127)                  138                 (163)
                                                               ------------          ------------         ------------
Other comprehensive income (loss)                                      (701)                  521                   57
                                                               ------------          ------------         ------------
Comprehensive income                                           $     29,279          $     24,848         $     20,743
                                                               ============          ============         ============


Earnings per share:
  Diluted                                                      $       2.09          $       1.68         $       1.46
                                                               ============          ============         ============
  Basic                                                        $       2.13          $       1.77         $       1.55
                                                               ============          ============         ============

Shares used in computing earnings per share:
  Diluted                                                        14,364,000            14,463,000           14,202,000
                                                               ============          ============         ============
  Basic                                                          14,073,000            13,763,000           13,386,000
                                                               ============          ============         ============

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                             (dollars in thousands)
September 30,                                                                                 1999               1998
---------------------------------------------------------------------------------------------------------------------
Assets
  Current assets:
      Cash and cash equivalents                                                          $  20,715          $  14,242
      Short-term investments                                                                 5,216             18,283
      Accounts receivable, net of allowance (1999: $1,274; 1998: $1,163)                    36,007             39,028
      Unbilled work in progress                                                             26,859             22,004
      Prepaid expenses and other current assets                                              6,509              4,040
      Deferred income taxes                                                                  6,021              5,016
                                                                                         ---------          ---------
         Total current assets                                                              101,327            102,613
  Investments                                                                               43,934             24,368
  Property and equipment, net                                                               39,353             36,893
  Intangibles, net                                                                          10,730             10,458
  Deferred income taxes                                                                      5,932              6,398
  Other assets                                                                               9,077              8,884
                                                                                         ---------          ---------
                                                                                         $ 210,353          $ 189,614
                                                                                         =========          =========

Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                                                     $   3,340          $   3,481
    Accrued compensation and employee benefits                                              23,436             22,065
    Other accrued liabilities                                                                9,339             13,937
    Billings in excess of earned revenues                                                    8,898              7,862
    Capital lease obligations                                                                  429                416
                                                                                         ---------          ---------
        Total current liabilities                                                           45,442             47,761
Long-term liabilities:
    Accrued compensation and employee benefits                                               6,104              6,044
    Other liabilities                                                                        1,944              1,569
    Capital lease obligations                                                                  364                789
                                                                                         ---------          ---------
                                                                                             8,412              8,402
                                                                                         ---------          ---------
        Total liabilities                                                                   53,854             56,163
                                                                                         ---------          ---------
Stockholders' equity:
    Preferred stock ($0.01 par value; 1,000,000 authorized;
     none issued or outstanding)                                                              --                 --
    Common stock ($0.01 par value; 35,000,000 shares authorized; 14,313,616 and
     13,992,126 shares issued, and 13,980,425 and 13,982,339 outstanding at
     September 30, 1999 and 1998, respectively)                                                143                140
    Paid in capital in excess of par value                                                  38,287             32,454
    Retained earnings                                                                      129,530            100,678
    Less treasury stock                                                                    (11,290)              (351)
    Accumulated other comprehensive income (loss)                                             (171)               530
                                                                                         ---------          ---------
       Total stockholders' equity                                                          156,499            133,451
                                                                                         ---------          ---------
                                                                                         $ 210,353          $ 189,614
                                                                                         =========          =========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended September 30, 1997, 1998 and 1999                                                         (in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                  Common stock      Paid in                                 other
                                        ----------------------   capital in                         comprehensive           Total
                                                           Par    excess of    Retained    Treasury        income   stockholders'
                                         Shares          value    par value    earnings       stock        (loss)          equity
                                        ---------    ---------    ---------   ---------    --------     ---------       ---------

Balances at September 30, 1996             13,270    $     133   $  21,628    $  58,009    $     (68)   $     (48)     $  79,654
Issuance of common stock                       47         --         1,044         --           --           --            1,044
Vesting of restricted stock                  --           --           289         --           --           --              289
Exercise of stock options                     141            2       1,018         --           --           --            1,020
Tax benefit of exercised
    stock options                            --           --         1,474         --           --           --            1,474
Contribution/sale to ESOP                      41         --           504         --            105         --              609
Deferred compensation                        --           --            68         --           --           --               68
Repurchase of company stock                   (37)        --          --           --           (470)        --             (470)
Net income                                   --           --          --         20,686         --           --           20,686
Dividends declared                           --           --          --         (1,028)        --           --           (1,028)
Charge to reflect change in RMT's
    fiscal year                              --           --          --           (214)        --           --             (214)
Unrealized gains on investments              --           --          --           --           --            220            220
Cumulative translation adjustments           --           --          --           --           --           (163)          (163)
                                        ---------    ---------   ---------    ---------    ---------    ---------      ---------


Balances at September 30, 1997             13,462          135      26,025       77,453         (433)           9        103,189
Issuance of common stock                       33         --         1,468         --           --           --            1,468
Vesting of restricted stock                  --           --           185         --           --           --              185
Exercise of stock options                     487            5       2,726         --           --           --            2,731
Tax benefit of exercised
     stock options                           --           --         1,660         --           --           --            1,660
Deferred compensation                        --           --           472         --           --           --              472
Repurchase of company stock                    (3)        --           (82)        --            (28)        --             (110)
Issuance of treasury stock                      3         --          --           --            110         --              110
Net income                                   --           --          --         24,327         --           --           24,327
Dividends declared                           --           --          --         (1,102)        --           --           (1,102)
Unrealized gains on investments              --           --          --           --           --            383            383
Cumulative translation adjustments           --           --          --           --           --            138            138
                                        ---------    ---------   ---------    ---------    ---------    ---------      ---------


Balances at September 30, 1998             13,982          140      32,454      100,678         (351)         530        133,451
Issuance of common stock                       44         --         1,455         --           --           --            1,455
Vesting of restricted stock                  --           --            17         --           --           --               17
Exercise of stock options                     277            3       3,203         --           --           --            3,206
Tax benefit of exercised
     stock options                           --           --         1,285         --           --           --            1,285
Deferred compensation                        --           --           255         --           --           --              255
Repurchase of company stock                  (361)        --          --           --        (12,232)        --          (12,232)
Issuance of treasury stock                     38         --          (382)        --          1,293         --              911
Net income                                   --           --          --         29,980         --           --           29,980
Dividends declared                           --           --          --         (1,128)        --           --           (1,128)
Unrealized losses on investments             --           --          --           --           --           (574)          (574)
Cumulative translation adjustments           --           --          --           --           --           (127)          (127)
                                        ---------    ---------   ---------    ---------    ---------    ---------      ---------


Balances at September 30, 1999             13,980    $     143   $  38,287    $ 129,530    $ (11,290)   $    (171)     $ 156,499
                                        =========    =========   =========    =========    =========    =========      =========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   (dollars in thousands)
Years ended September 30,                                                              1999           1998           1997
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                         $ 29,980       $ 24,327       $ 20,686
Adjustments to reconcile net income to cash provided by
      operating activities:
    Depreciation and amortization                                                    17,431         14,948         11,753
    Deferred compensation                                                               255            472             68
    Gain on sale of investments                                                        (483)          --             --
    Deferred income taxes                                                              (134)        (3,809)        (2,824)
    Loss in equity investment                                                          --             --            2,082
    Investment write-off                                                               --             --              773
    Charge to reflect change in RMT's fiscal year                                      --             --             (214)
    Other                                                                               223           --             --
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                     3,024         (2,743)        (8,104)
       (Increase) in unbilled work in progress                                       (4,855)        (3,828)        (7,611)
       Decrease (increase) in prepaid expenses and other assets                      (2,213)           473          2,945
       Decrease (increase) in other assets                                             (194)        (4,963)           515
       Increase (decrease) in accounts payable                                       (1,598)         1,070           (419)
       Increase in accrued compensation and employee benefits                         3,140          4,497          4,578
       Increase (decrease) in other accrued liabilities                              (1,862)         9,156            748
       Increase in billings in excess of earned revenues                              1,036          1,516          1,406
       Increase (decrease) in other liabilities                                      (1,266)           152           (323)
                                                                                   --------       --------       --------
        Net cash provided by operating activities                                    42,484         41,268         26,059
                                                                                   --------       --------       --------

Cash flows from investing activities
Purchases of property and equipment                                                 (16,799)       (15,669)       (21,313)
Payments for acquisition of subsidiaries                                             (1,454)        (3,347)           (78)
Purchases of investments                                                            (80,319)       (33,491)        (9,658)
Proceeds from sale of investments                                                    46,647           --             --
Proceeds from maturities of investments                                              26,437         11,030          7,568
                                                                                   --------       --------       --------
        Net cash used in investing activities                                       (25,488)       (41,477)       (23,481)
                                                                                   --------       --------       --------

Cash flows from financing activities
Principal payments of capital lease obligations                                        (413)          (387)          (378)
Proceeds from the exercise of stock options and issuance of treasury stock            3,250          2,841          1,020
Dividends paid                                                                       (1,128)        (1,102)        (1,028)
Repurchase of company stock                                                         (12,232)          (110)          (470)
                                                                                   --------       --------       --------
        Net cash provided by (used in) financing activities                         (10,523)         1,242           (856)
                                                                                   --------       --------       --------
Increase in cash and cash equivalents                                                 6,473          1,033          1,722
Cash and cash equivalents, beginning of year                                         14,242         13,209         11,487
                                                                                   --------       --------       --------
Cash and cash equivalents, end of year                                             $ 20,715       $ 14,242       $ 13,209
                                                                                   ========       ========       ========

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

     Fair, Isaac and Company, Incorporated (the "Company"), is incorporated under the laws of the State of Delaware. The Company offers a variety of technological tools to enable users to make better decisions through data analysis. The Company is a world leader in developing predictive and risk assessment models for the financial services industry, including credit and insurance scoring algorithms. The Company also offers direct marketing and database management services, and enterprise-wide risk management and performance measurement solutions to major financial institutions through its wholly owned subsidiaries, DynaMark, Inc. (DynaMark) and Risk Management Technologies (RMT), respectively. Effective October 1, 1999, DynaMark merged into the Company, so it no longer exists as a separate entity.

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

Fair value of financial instruments

     The fair values of cash and cash equivalents, accounts receivable and accounts payable are approximately equal to their carrying amounts because of the short-term maturity of these instruments. The fair values of the Company's investments are disclosed in Note 4. The carrying amount of capital lease obligations approximates fair value at September 30, 1999.

Investments

     Investments in U.S. government obligations and marketable equity securities are classified as "available-for-sale" and are carried at market value. Other investments are carried at the lower of cost or net realizable method. Investments classified with remaining maturities over one year are classified as long-term investments due to the Company's current intent.

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

Depreciation and amortization

     Depreciation and amortization on property and equipment including leasehold improvements and capitalized leases are provided using the straight-line method over estimated useful lives ranging from three to seven years or the term of the respective leases

Intangibles

     The intangible assets consisting of goodwill and non-compete agreements arose principally from business acquisitions and are amortized on a straight-line basis over the period of expected benefit, which ranges from 4 to 15 years. The Company assesses the recoverability of goodwill by evaluating the undiscounted projected results of operations over the remaining amortization period.

Revenue recognition

     Revenues from contracts for the development of custom scoring systems and software are recognized using the percentage-of-completion method of accounting based upon milestones that are defined using management's estimates of costs incurred at various stages of the project as compared to total estimated project costs. Revenues determined by the percentage-of-completion method in excess of contract billings are recorded as unbilled work in progress. Such amounts are generally billable upon reaching certain performance milestones that are defined by the individual contracts. Deposits billed and received in advance of performance under contracts are recorded as billings in excess of earned revenues.

     Revenues from usage-priced products and services are recognized on receipt of usage reports from the third parties through which such products and services are delivered. Amounts due under such arrangements are recorded as unbilled work in progress until collected. Revenues from non-customized software licenses and shrink-wrapped products are recognized ratably over the contract period.
Revenues from products and services sold on time-based pricing, including maintenance of computer and software systems, are recognized ratably over the contract period.

     During the first quarter of fiscal year 1999, the Company adopted Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by Statement of Position No. 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 97-2 provides guidance for software revenue recognition. The adoption of SOP 97-2 did not have a significant impact on the Company's financial position or results of operations.

     In December 1998, the AICPA issued Statement of Position No. 98-9 (SOP 98-9), "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP 97-2. SOP 98-9 also extends the deferral of the application of SOP 97-2 to certain other multiple-element software arrangements to the Company's fiscal year ending September 30, 2000. The Company elected to implement SOP 98-9 in its fourth quarter effective July 1, 1999. Implementation of SOP 98-9 resulted in the Company deferring $4.7 million in revenue from the fourth quarter of 1999 into fiscal year 2000.

Software costs

     The Company follows one of two paths to develop software. One involves a detailed program design, which is used when introducing new technology; the other involves the creation of a working model for modification to existing technologies which has been supported by adequate testing. All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved, technological feasibility is achieved and subsequent costs such as coding, debugging and testing are capitalized.

     When developing software using existing technology, the costs incurred prior to the completion of a working model are expensed. Once the product design is met, this typically concludes the software development process and is usually the point at which technological feasibility is established. Subsequent expenses, including coding and testing, if any, are capitalized. For the three-year period ending September 30, 1999, technological feasibility coincided with the completion process; thus, all design and development costs were expensed as research and development costs.

     Purchased software costs are amortized over three to five years. For the years ended September 30, 1999, 1998 and 1997, amortization of capitalized software was $416,000, $528,000 and $808,000, respectively. At September 30, 1999 and 1998, unamortized purchased computer software costs were $6,382,000 and $6,508,000, respectively.

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

Earnings per share

     Diluted earnings per share are based on the weighted-average number of common shares outstanding and common stock equivalent shares. Common stock equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. Basic earnings per share are computed on the basis of the weighted average number of common stock shares outstanding.

New accounting pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No.133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because the Company currently holds no derivative instruments and does not engage in hedging activities, management expects that the adoption of SFAS No. 133 will have no material impact on our financial position, results of operations or cash flows. Management intends to conform its consolidated statements to this pronouncement beginning July 1, 2000.

2. Mergers and Acquisitions

     In July 1997, the Company issued 1,252,665 shares of its common stock (including 544,218 shares underlying options assumed by the Company) in connection with the merger with RMT. The acquisition has been accounted for under the pooling-of-interests method.

     For the pre-merger period indicated, revenues and net income of the Company and RMT are as follows:

                                                               Nine-months ended
                                                                   June 30, 1997
(dollars in thousands)                                               (unaudited)
--------------------------------------------------------------------------------

Revenues

  Fair, Isaac and Company, Incorporated                                 $137,031
  Risk Management Technologies                                             5,746
                                                                        --------
                                                                        $142,777
                                                                        ========
Net Income

  Fair, Isaac and Company, Incorporated                                 $ 13,732
  Risk Management Technologies                                               630
                                                                        --------
                                                                        $ 14,362
                                                                        ========


     RMT previously used the fiscal year ended December 31 for its financial reporting. The statement of income's comparative 1997 results reflect the operations of the Company and RMT for the year ended September 30, 1997. Accordingly, the duplication of RMT's net income, for the three months ended December 31, 1996, has been adjusted by a $214,000 charge to retained earnings in fiscal 1997.

     In 1996, the Company acquired 100% of the stock of Credit & Risk Management Associates, Inc. (CRMA), a privately held consulting services company, which was accounted for as a purchase. The CRMA purchase agreement provides for additional contingent cash and Company stock payments to the former CRMA shareholders not to exceed $5,499,000 based on specified financial performance of CRMA through September 1999. For the years ended September 30, 1999, 1998 and 1997, an additional $2,085,000, $265,000 and $45,000, respectively, were capitalized as goodwill relating to the additional contingent cash and Company stock payments. The capitalized goodwill is being amortized on a straight-line basis through September 2003.

3. Cash Flow Statement

     Supplemental disclosure of cash flow information:

                                                       Years ended September 30,
(dollars in thousands)                                  1999      1998      1997
--------------------------------------------------------------------------------

Income tax payments                                  $24,457   $17,174   $14,278
Interest paid                                        $   184   $   803   $   336

Non-cash investing and financing activities:
    Assets acquired through financing                $ 1,641   $  --     $  --
    Issuance of common stock to ESOP                 $ 1,455   $ 1,323   $   969
    Tax benefit of exercised stock options           $ 1,285   $ 1,660   $ 1,474
    Purchase of CRMA with common/treasury stock      $   631   $   145   $  --
    Contributions of treasury stock to ESOP          $   236   $  --     $   609
    Vesting of restricted stock                      $    17   $   185   $   289

4.  Investments

     The following is a summary of available-for-sale securities and other investments at September 30, 1999 and 1998:

                                                            1999                                        1998
                                         -------------------------------------------   -------------------------------------
                                                      Gross       Gross                            Gross     Gross
                                         Amortized unrealized  unrealized     Fair     Amortized unrealized unrealized Fair
(dollars in thousands)                     cost      gains       losses       value      cost      gains     losses   value
----------------------------------------------------------------------------------------------------------------------------

Short-term investments:
  U.S. government obligations            $  5,228   $   --      $    (12)   $  5,216   $ 18,049   $    234   $--    $ 18,283
                                         ========   ========    ========    ========   ========   ========   ====   ========

Long-term investments:
  U.S. government obligations            $ 39,462   $     21    $   (709)   $ 38,774   $ 20,051   $    676   $--    $ 20,727
  Marketable equity securities              3,751        913        --         4,664      2,978        281    --       3,259
  Other                                       496       --          --           496        382       --      --         382
                                         --------   --------    --------    --------   --------   --------   ----   --------
                                         $ 43,709   $    934    $   (709)   $ 43,934   $ 23,411   $    957   $--    $ 24,368
                                         ========   ========    ========    ========   ========   ========   ====   ========


     The long-term U.S. government obligations mature in one to five years.

     For the year ended September 30, 1997, a non-marketable investment with an equity basis of $773,000 in an overseas start-up venture, principally an Italian credit reporting agency, was written off due to the potential negative impact on the agency's operations from a new Italian privacy law. During the year ended September 30, 1998, the Company liquidated its share of this non-marketable security for a gain of $165,000. The Company does not have any further financial commitments with respect to this investment. The Company also recognized its equity share of losses from this Italian venture of $2,082,000 for the year ended September 30, 1997.

5.  Property and Equipment

     Property and equipment at September 30, 1999 and 1998, valued at cost, consist of the following:

(dollars in thousands)                                       1999          1998
-------------------------------------------------------------------------------

Data processing equipment                                $ 51,530      $ 42,995
Office furniture, vehicles and equipment                   18,747        16,156
Leasehold improvements                                     16,660        13,777
Capitalized leases                                          2,841         2,841
Less accumulated depreciation and amortization            (50,425)      (38,876)
                                                         --------      --------
Net property and equipment                               $ 39,353      $ 36,893
                                                         ========      ========


     Depreciation and amortization charged to operations were $15,618,000, $13,553,000 and $10,479,000 for the years ended September 30, 1999, 1998 and
1997, respectively.

     Capitalized leases consist primarily of one lease bearing an interest rate of 7% that matures in the year 2001. The following is a schedule, by years, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments, at September 30, 1999:

Years ended September 30,                                (dollars in thousands)
-------------------------------------------------------------------------------
2000                                                                      $ 467
2001                                                                        375
                                                                          -----
                                                                            842
Less: Amount representing interest                                          (49)
                                                                          -----
Present value of net minimum lease payments                               $ 793
                                                                          =====

6. Intangibles

     Intangibles at September 30, 1999 and 1998, consist of the following:

(dollars in thousands)                                   1999              1998
-------------------------------------------------------------------------------

Goodwill                                             $ 15,515          $ 13,430
Other                                                   2,470             2,470
Less accumulated amortization                          (7,255)           (5,442)
                                                     --------          --------
                                                     $ 10,730          $ 10,458
                                                     ========          ========


     Amortization   charged  to  operations  was   $1,813,000,   $1,395,000  and
$1,274,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

7.  Income Taxes

      The provision for income taxes consists of the following:

                                                      Years ended September 30,
(dollars in thousands)                 1999              1998              1997
-------------------------------------------------------------------------------

Current:
Federal                            $ 16,832          $ 17,380          $ 14,685
State                                 3,695             3,967             2,863
Foreign                                 227               240               136
                                   --------          --------          --------
                                     20,754            21,587            17,684
                                   --------          --------          --------
Deferred:
Federal                                (112)           (3,152)           (2,400)
State                                   (22)             (657)             (424)
                                   --------          --------          --------
                                       (134)           (3,809)           (2,824)
                                   --------          --------          --------
                                   $ 20,620          $ 17,778          $ 14,860
                                   ========          ========          ========


     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

     The tax effects of significant temporary differences resulting in deferred tax assets and liability at September 30, 1999 and 1998 are as follows:

(dollars in thousands)                                                 1999        1998
---------------------------------------------------------------------------------------
Deferred tax assets:
    Employee benefit plans                                         $  2,183    $  1,594
    Customer advances                                                 1,819       2,198
    Depreciation and amortization                                     1,708       2,350
    Compensated absences                                              1,659       1,455
    Deferred compensation                                             1,617       1,489
    State taxes                                                       1,313       1,388
    Capital loss carryforward                                         1,009       1,245
    Bad debt provision                                                  504         464
    Capital lease obligations                                           180         197
    Warranty reserves                                                   129         140
    Other                                                               928         630
                                                                   --------    --------
                                                                     13,049      13,150
Less valuation allowance                                             (1,009)     (1,245)
                                                                   --------    --------
                                                                     12,040      11,905
                                                                   --------    --------
Deferred tax liabilities:
    Tax on net unrealized gains on available-for-sale securities        (87)       (491)
                                                                   --------    --------
Deferred tax assets, net                                           $ 11,953    $ 11,414
                                                                   ========    ========


     The valuation allowance for deferred tax assets at September 30, 1999 and 1998, was $1,009,000 and $1,245,000, respectively. The valuation allowance was needed to reduce the deferred tax assets since the Company does not meet the more-likely-than-not requirements for utilization of the capital loss carryforward.

     Reconciliation between the federal statutory income tax rate and the Company's effective tax rate is shown below:

                                                                               Years ended September 30,
(dollars in thousands)                                                       1999        1998       1997
--------------------------------------------------------------------------------------------------------
Income tax provision at federal statutory rates in 1999, 1998 and 1997   $ 17,710    $ 14,737   $ 12,441
State income taxes, net of federal benefit                                  2,387       2,152      1,586
Increase (decrease) in valuation allowance                                   (236)        162        480
Other                                                                         759         727        353
                                                                         --------    --------   --------
                                                                         $ 20,620    $ 17,778   $ 14,860
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

     In September 1999, the Company curtailed the pension plan so that no new participants are eligible for the plan, and no additional benefits will accrue to participants after October 1, 1999. The curtailment resulted in a gain of $720,000. The pension plan is expected to be settled in the Company's fiscal year 2000 subject to governmental approval.

     The following table sets forth the plan's funding status at September 30, 1999 and 1998:

(dollars in thousands)                                         1999        1998
-------------------------------------------------------------------------------

Vested benefit obligation                                  $ 14,140    $  9,524
Nonvested benefit obligation                                   --         1,457
Effect of projected future earnings                            --         5,877
                                                           --------    --------
Projected benefit obligation                                 14,140      16,858
Fair value of plan assets                                   (11,885)    (10,413)
                                                           --------    --------
Projected benefit obligation in excess of plan assets         2,255       6,445
Unrecognized prior service cost                                --            59
Unrecognized net loss                                          --        (5,895)
Unrecognized net obligation remaining to be amortized          --          (138)
Additional minimum liability                                   --            97
                                                           --------    --------
Accrued pension cost                                       $  2,255    $    568
                                                           ========    ========


     The plan assets consist primarily of cash equivalents.

     The projected benefit obligation includes an accumulated benefit obligation of $14,140,000 and $10,981,000 at September 30, 1999 and 1998, respectively. The projected benefit obligation exceeded the fair value of the pension plan assets for the years ended September 30, 1999 and 1998, respectively.

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% at September 30, 1999. A rate of increase in future compensation levels for determining the actuarial present value of the projected benefit obligation is not applicable at September 30, 1999, due to the curtailment of the plan. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.5% and 4.0%, respectively, at September 1998. The expected long-term rate of return on assets was 8.5% at September 30, 1999 and 1998.

     The net pension cost for the fiscal years ended September 30, 1999 and 1998, included the following components:

(dollars in thousands)                                        1999         1998
-------------------------------------------------------------------------------

Service costs                                              $ 2,134      $ 1,516
Interest cost on projected benefit obligation                1,048          943
Actual return on plan assets                                (2,363)        (840)
Net amortization and deferral                                1,682          132
                                                           -------      -------
Net periodic pension plan cost                             $ 2,501      $ 1,751
                                                           =======      =======

Employee stock ownership plan

     The Company has an Employee Stock Ownership Plan (ESOP) that covers eligible full-time employees. Contributions to the ESOP are determined annually by the Company's Board of Directors. Effective October 1, 1999, the Company no longer accepts new participants, and will no longer make provisions for contributions to the ESOP. In addition, the ESOP may purchase stock from the Company or its stockholders. Provisions for contributions to the ESOP were $1,585,000, $1,803,000 and $1,534,000 for the years ended September 30, 1999,
1998 and 1997, respectively.

     At September 30, 1999 and 1998, the ESOP held 808,000 and 836,000 shares of Company stock, respectively. The amounts of dividends on ESOP shares were $67,000, $75,000 and $81,000 for the years ended September 30, 1999, 1998 and
1997, respectively.

     Company stock held and paid for by the ESOP is allocated annually to participants based on employee compensation levels. While employed by the Company, participants vest in the allocated shares at rates ranging from 0% to 30% over a period of 1 to 7 years until fully vested, depending on the plan.

Defined contribution plans

     The Company offers 401(k) plans for eligible employees. Eligible employees may contribute up to 15% of compensation. The Company also provides a matching contribution. The Company contributions to 401(k) plans were $1,357,000, $790,000 and $673,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Effective October 1, 1999 the 401(k) plan does not require a minimum service period, and all Company matching contributions will vest 100% immediately. Also, all Company contributions made prior to October 1, 1999, vested 100% at October 1, 1999.

     The Company maintains a supplemental retirement and savings plan for certain officers and senior management employees. Company contributions to that plan were $298,000, $247,000 and $132,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Effective October 1, 1999, the Company will no longer make matching contributions to the supplemental retirement and savings plan.

Profit sharing plan

     On October 1, 1999, the Company has established a profit sharing plan that covers eligible employees after six months of continuous employment.
Contributions to the plan are determined annually by the company's Board of Directors based on company performance. Participants vest at varying rates over a five-year period until fully vested.

Officers' incentive plan

     The Company has an executive compensation plan for the benefit of officers. Benefits are payable based on the achievement of financial and performance objectives, which are set annually by the Board of Directors, and the market value of the Company's stock. Total expenses under the plan were $1,391,000, $3,273,000 and $3,842,000 for the years ended September 30, 1999, 1998 and 1997, respectively. The incentive earned each year is paid 50% currently, and the balance is payable over a four-year period, subject to certain adjustments, as defined in the plan, based on employment status and the market value of the Company's common stock. At September 30, 1999 and 1998, the long-term officers' incentive plan payable was $2,353,000 and $3,066,000, respectively.

Employee incentive plans

     The Company has incentive plans for eligible employees not covered under the executive compensation plan. Awards under these plans are paid annually and are based on the achievement of certain financial and performance objectives. Total expenses under these plans were $8,263,000, $6,962,000 and $6,490,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

9. Stock

Common

     A total of 35,000,000 shares of common stock, $.01 par value, are authorized, of which 14,313,616 shares (including 333,191 shares of treasury stock) were issued September 30, 1999, and 13,992,126 shares (including 9,787 shares of treasury stock) were issued September 30, 1998.

Preferred

     A total of 1,000,000 shares of preferred stock, $.01 par value, are authorized; no preferred stock has been issued.

10. Stock Option Plans

     The Company has two stock option plans, one of which is for the granting of stock options, stock appreciation rights, restricted stock and common stock that reserve shares of common stock for issuance to officers, key employees and non-employee directors. The Company has elected to continue to apply the provisions of APB No. 25, and provide the pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation." Granted awards generally have a maximum term of ten years and vest over one to five years. Under this plan approved by the stockholders, a number of shares equal to 4% of the number of shares of the Company's common stock outstanding on the last day of the preceding fiscal year is added to the shares available under the plan each fiscal year, provided that the number of shares suitable for grants of incentive stock options for the remaining term of the plan shall not exceed 1,500,000 shares. The other plan is limited to the former employees of RMT, who, as of the merger date, held unexpired and unexercised stock option grants under the RMT stock option plans. Granted awards have a maximum term of ten years and vest over three years. The total number of issuable shares under the plan is 650,800.

     The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30:

                                         1999             1998            1997
--------------------------------------------------------------------------------

Expected life (years)                      5                 5               5
Interest rate                           5.3%              5.5%            6.5%
Volatility                               42%               43%             45%
Dividend yield                            0%                0%              0%


The  following  information  regarding  these  option  plans for the years ended
September 30 is as follows:

                                                    1999                        1998                        1997
                                         -------------------------    -------------------------    -------------------------
                                                         Weighted-                   Weighted-                     Weighted-
                                                          average                     average                       average
                                                          exercise                    exercise                      exercise
                                          Options          price       Options         price        Options          price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         1,796,000       $   29.11    1,843,000       $   20.63    1,388,000       $   12.21
Granted                                  1,009,000       $   35.38      526,000       $   38.02      613,000       $   36.82
Exercised                                 (277,000)      $   11.53     (487,000)      $    5.61     (141,000)      $    7.19
Forfeited                                 (158,000)      $   38.66      (86,000)      $   34.43      (17,000)      $   28.96
                                        ----------                   ----------                   ----------
Outstanding at end of year               2,370,000       $   33.21    1,796,000       $   29.11    1,843,000       $   20.63
                                        ==========                   ==========                   ==========

Options exercisable at year end            614,000       $   23.63      541,000       $   11.80      782,000       $    5.33
                                        ==========                   ==========                   ==========


     The weighted-average fair value of options granted for the years ended September 30, 1999, 1998 and 1997, was $15.74, $17.30 and $17.47, respectively.

The following table summarizes information about significant fixed-price stock option groups outstanding September 30, 1999:

                                                  Options outstanding                        Options exercisable
                                                  -------------------                        -------------------
                                                           Weighted-
                                                   average remaining        Weighted-                       Weighted-
                                          Number         contractual          average         Number          average
Range of exercise prices             outstanding                life   exercise price    outstanding   exercise price
----------------------------------------------------------------------------------------------------------------------
$  .92 to $30.06                       282,000            2.94            $ 10.26           266,000         $  9.73
$30.63 to $34.75                       687,000            8.09            $ 32.23           245,000         $ 31.57
$35.06 to $40.00                     1,277,000            7.30            $ 37.66            61,000         $ 38.17
$40.56 to $49.44                       124,000            7.32            $ 45.06            42,000         $ 44.61
                                     ---------                                              -------
$  .92 to $49.44                     2,370,000            7.01            $ 33.21           614,000         $ 23.63
                                     =========                                              =======


     Stock-based compensation under SFAS No. 123 would have had the following pro forma effects for the years ended September 30:

(in thousands, except per share data)           1999         1998           1997
--------------------------------------------------------------------------------

Net income, as reported                     $ 29,980     $ 24,327     $   20,686
                                            ========     ========     ==========
Pro forma net income                        $ 25,440     $ 20,655     $   18,091
                                            ========     ========     ==========
Earnings per share, as reported:
  Diluted                                   $   2.09     $   1.68     $     1.46
                                            ========     ========     ==========
  Basic                                     $   2.13     $   1.77     $     1.55
                                            ========     ========     ==========
Pro forma earnings per share:
  Diluted                                   $   1.77     $   1.43     $     1.27
                                            ========     ========     ==========
  Basic                                     $   1.81     $   1.50     $     1.35
                                            ========     ========     ==========


     The pro forma effect on net income for each of the years ended September 30, 1999, 1998 and 1997, may not be representative of the effects on reported net income in future years.

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

     The Company had an option (the "Option") to purchase the undeveloped land in December 1997, and the Option was assigned to the lessor in connection with the synthetic lease transaction. The lessor under the synthetic lease has committed to spend up to $55 million for the purchase of the land and construction of this first phase of the facility, and the Company will act as construction agent for the lessor. At September 30, 1999, the lessor's total accumulated cost for land and construction of the facility was $22.1 million. The lease term began in May 1998 and continues thereafter for five years for the land and, when they are constructed, will incorporate the buildings and other improvements that will comprise the first phase of the facility. Rental payments will commence on completion of construction, and at that time the rental payments will be based on the total construction costs for the facility and the one month LIBOR rate plus 0.75% or 1.00%. The completion of construction is expected to occur in November 2001.

     With the approval of lessor, the Company may extend the lease term for up to three one-year periods or one three-year period. The Company has the option to: purchase the entire facility at a purchase price approximating lessor's then-accumulated total costs; to purchase only certain portions of the facility, at a pre-set price, at any time during the term; or, at the expiration of the lease term, to cause the facility to be sold to a third party.

     The synthetic lease requires the Company to maintain specified financial covenants, all of which the Company was in compliance with at September 30, 1999. Future minimum lease payments under the synthetic lease are not included in the schedule below.

      Minimum future rental commitments under operating leases are as follows:

Year ending September 30,                                (dollars in thousands)
-------------------------------------------------------------------------------

2000                                                                   $ 11,179
2001                                                                     10,697
2002                                                                      8,867
2003                                                                      5,907
2004                                                                      4,342
Thereafter                                                               43,161
                                                                       --------
                                                                       $ 84,153
                                                                       ========

     Rent expense under operating leases, including month-to-month leases, was $9,161,000, $8,298,000 and $6,413,000 for the years ended September 30, 1999,
1998 and 1997, respectively.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

12. Segment Information

     The Company adopted Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the annual consolidated financial statements for the year ended September 30, 1999. This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     The Company's Chief Executive and Operating Officers evaluate financial performance based on measures of business segment revenues and operating profit or loss. Intercompany revenues between business segments are accounted for on a cost basis. Unallocated corporate expenses consist mainly of cost associated with marketing, computer information systems, human resources, legal and finance. Unallocated other income (expense) consists mainly of interest revenues and an equity loss in an investment. The Company does not evaluate the financial performance of each segment based on its assets or capital expenditures.

     The Company has identified two reportable operating segments based on the criteria of SFAS No. 131, which include the Credit and DynaMark strategic business units. The Credit business segment provides a wide variety of products and services to lending and payment system institutions, worldwide, to help them make more profitable decisions regarding prospects, customers and portfolios. The DynaMark business segment processes, develops and manages marketing databases for industries engaged in direct marketing.

                                                                                          Year ended September 30, 1999
(dollars in thousands)                                  Credit           DynaMark              Other              Total
-----------------------------------------------------------------------------------------------------------------------
Revenues:
  External                                           $ 196,442          $  68,194          $  15,150          $ 279,786
  Intercompany eliminations                               --               (2,855)              --               (2,855)
                                                     ---------          ---------          ---------          ---------
                                                     $ 196,442          $  65,339          $  15,150          $ 276,931
                                                     =========          =========          =========          =========

Segment income (loss) from operations:
  External                                           $  94,173          $  10,210          $  (3,131)         $ 101,252
  Intercompany eliminations                              2,855             (2,855)              --                 --
                                                     ---------          ---------          ---------          ---------
                                                     $  97,028          $   7,355          $  (3,131)           101,252
                                                     =========          =========          =========
Unallocated corporate expenses                                                                                  (54,877)
                                                                                                              ---------
                                                                                                                 46,375
Unallocated other income, net                                                                                     4,225
                                                                                                              ---------
                                                                                                              $  50,600
                                                                                                              =========

                                                                                          Year ended September 30, 1998
(dollars in thousands)                                  Credit           DynaMark              Other              Total
-----------------------------------------------------------------------------------------------------------------------
Revenues:
  External                                           $ 179,857          $  53,237          $  16,564          $ 249,658
  Intercompany eliminations                               --               (4,113)              --               (4,113)
                                                     ---------          ---------          ---------          ---------
                                                     $ 179,857          $  49,124          $  16,564          $ 245,545
                                                     =========          =========          =========          =========

Segment income (loss) from operations:
  External                                           $  84,140          $   6,792          $  (2,997)         $  87,935
  Intercompany eliminations                              4,113             (4,113)              --                 --
                                                     ---------          ---------          ---------          ---------
                                                     $  88,253          $   2,679          $  (2,997)            87,935
                                                     =========          =========          =========
Unallocated corporate expenses                                                                                  (47,503)
                                                                                                              ---------
                                                                                                                 40,432
Unallocated other income, net                                                                                     1,673
                                                                                                              ---------
                                                                                                              $  42,105
                                                                                                              =========

                                                                                          Year ended September 30, 1997
(dollars in thousands)                                  Credit           DynaMark              Other              Total
-----------------------------------------------------------------------------------------------------------------------
Revenues:
  External                                           $ 153,734          $  34,589          $  15,442          $ 203,765
  Intercompany eliminations                               --               (4,756)              --               (4,756)
                                                     ---------          ---------          ---------          ---------
                                                     $ 153,734          $  29,833          $  15,442          $ 199,009
                                                     =========          =========          =========          =========

Segment (loss) from operations:
  External                                           $  74,630          $   7,146          $  (1,253)         $  80,523
  Intercompany eliminations                              4,756             (4,756)              --                 --
                                                     ---------          ---------          ---------          ---------
                                                     $  79,386          $   2,390          $  (1,253)            80,523
                                                     =========          =========          =========
Unallocated corporate expenses                                                                                  (42,767)
                                                                                                              ---------
                                                                                                                 37,756
Unallocated other expense, net                                                                                   (2,210)
                                                                                                              ---------
                                                                                                              $  35,546
                                                                                                              =========

     The  Company's  international  operations  consist  primarily  of providing products and services principally to the financial services industry. International revenues are principally derived from sales through subsidiaries in the United Kingdom and Canada for the year ended September 30, 1999, and through subsidiaries in the United Kingdom, Canada and Japan for the years ended September 30, 1998 and 1997. The Company's revenues from customers outside the United States were $41,526,000, $42,894,000 and $33,879,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

13. Other Income (Expense)

     Other income (expense) consists of the following:

                                                      Years ended September 30,
(dollars in thousands)                         1999          1998          1997
-------------------------------------------------------------------------------
Interest income                             $ 3,145       $ 2,403       $ 2,040
Pension curtailment gain                        720          --            --
Gain on sale of investments                     483          --            --
Interest expense                               (184)         (803)         (336)
Foreign currency loss                          (183)         (278)         (677)
Equity loss in investment                      --            --          (2,082)
Investment write-off                           --            --            (773)
Acquisition expenses                           --            --            (558)
Other                                           244           351           176
                                            -------       -------       -------
                                            $ 4,225       $ 1,673       $(2,210)
                                            =======       =======       =======


14. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
(Loss) Balance

     In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires classification of other comprehensive income
(loss) in a financial statement and display of accumulated other comprehensive income (loss) separately from retained earnings and additional paid-in capital. Other comprehensive income (loss) includes unrealized gains (losses) on investments and foreign currency translation adjustments.

     Supplemental disclosure of other comprehensive income (loss) information:

                                                  Year ended September 30, 1999
                                               Before-tax       Tax  Net-of-tax
(dollars in thousands)                             amount    amount      amount
-------------------------------------------------------------------------------

Unrealized losses on investments:
    Unrealized holding losses
       arising during period                      $  (494)   $  (201)   $  (293)
      Less: reclassification adjustment              (474)      (193)      (281)
                                                  -------    -------    -------
         Net unrealized loss                         (968)      (394)      (574)
  Foreign currency translation adjustments           (214)       (87)      (127)
                                                  -------    -------    -------
  Other comprehensive loss                        $(1,182)   $  (481)   $  (701)
                                                  =======    =======    =======


                                                  Year ended September 30, 1998
                                               Before-tax       Tax  Net-of-tax
(dollars in thousands)                             amount    amount      amount
-------------------------------------------------------------------------------
Unrealized gains on investments:
     Unrealized holding gains
       arising during period                      $   663    $   280    $   383
  Foreign currency translation adjustments            238        100        138
                                                  -------    -------    -------
  Other comprehensive income                      $   901    $   380    $   521
                                                  =======    =======    =======

                                                  Year ended September 30, 1997
                                               Before-tax       Tax  Net-of-tax
(dollars in thousands)                             amount    amount      amount
-------------------------------------------------------------------------------

Unrealized gains on investments:
     Unrealized holding gains
       arising during period                      $   378    $   158    $   220
  Foreign currency translation adjustments           (280)      (117)      (163)
                                                  -------    -------    -------
  Other comprehensive income                      $    98    $    41    $    57
                                                  =======    =======    =======


     Supplemental disclosure of accumulated comprehensive income (loss) balance:

Period from September 30, 1997, to September 30, 1999                    (dollars in thousands)
-----------------------------------------------------------------------------------------------

                                                                  Foreign         Accumulated
                                                Unrealized        currency           other
                                           gains (losses) on     translation      comprehensive
                                               investments       adjustments      income (loss)
                                               -----------       -----------      -------------
Balances at September 30, 1997                    $ 317            $(308)           $   9
Current period change                               383              138              521
                                                  -----            -----            -----
Balances at September 30, 1998                      700             (170)             530
Current period change                              (574)            (127)            (701)
                                                  -----            -----            -----
Balances at September 30, 1999                    $ 126            $(297)           $(171)
                                                  =====            =====            =====


15. Earnings Per Share

     The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                    Years ended September 30,
(dollars in thousands, except per share data)                    1999        1998        1997
---------------------------------------------------------------------------------------------
Numerator - Net income                                       $ 29,980    $ 24,327    $ 20,686
                                                             ========    ========    ========

Denominator - Shares:
    Diluted weighted-average shares and assumed
conversions of stock options                                   14,364      14,463      14,202
    Effect of dilutive securities - employee stock options       (291)       (700)       (816)
                                                             --------    --------    --------
    Basic weighted-average shares                              14,073      13,763      13,386
                                                             ========    ========    ========

Earnings per share:
    Diluted                                                  $   2.09    $   1.68    $   1.46
                                                             ========    ========    ========
    Basic                                                    $   2.13    $   1.77    $   1.55
                                                             ========    ========    ========

     The computation of diluted EPS for the years ended September 30, 1999, 1998 and 1997, respectively, excludes stock options to purchase 813,000, 930,000 and 474,000 shares of common stock. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

16. Supplementary Financial Data (Unaudited)

     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September
30, 1999. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments
(consisting of only normal recurring adjustments) necessary for a fair statement of the consolidated financial information for the period presented.

(dollars in thousands, except per share data)           Dec. 31, 1998     Mar. 31, 1999     June 30, 1999    Sept. 30, 1999
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                  $    67,977       $    68,874       $    67,241       $    72,839
Cost of revenues                                               25,071            26,941            25,196            28,246
                                                          -----------       -----------       -----------       -----------
Gross profit                                              $    42,906       $    41,933       $    42,045       $    44,593
                                                          ===========       ===========       ===========       ===========
Net income                                                $     7,048       $     7,464       $     6,973       $     8,495
                                                          ===========       ===========       ===========       ===========
Earnings per share:
  Diluted                                                 $       .49       $       .51       $       .49       $       .60
                                                          ===========       ===========       ===========       ===========
  Basic                                                   $       .50       $       .53       $       .50       $       .61
                                                          ===========       ===========       ===========       ===========
Shares used in computing earnings per share:
  Diluted                                                  14,354,000        14,578,000        14,301,000        14,212,000
                                                          ===========       ===========       ===========       ===========
  Basic                                                    14,014,000        14,177,000        14,081,000        14,020,000
                                                          ===========       ===========       ===========       ===========


(dollars in thousands, except per share data)           Dec. 31, 1997     Mar. 31, 1998     June 30, 1998    Sept. 30, 1998
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                  $    53,511       $    59,655       $    64,642       $    67,737
Cost of revenues                                               19,865            21,206            21,946            21,963
                                                          -----------       -----------       -----------       -----------
Gross profit                                              $    33,646       $    38,449       $    42,696       $    45,774
                                                          ===========       ===========       ===========       ===========
Net income                                                $     3,967       $     5,488       $     6,399       $     8,473
                                                          ===========       ===========       ===========       ===========
Earnings per share:
  Diluted                                                 $       .28       $       .38       $       .45       $       .59
                                                          ===========       ===========       ===========       ===========
  Basic                                                   $       .29       $       .40       $       .46       $       .61
                                                          ===========       ===========       ===========       ===========
Shares used in computing earnings per share:
  Diluted                                                  14,346,000        14,304,000        14,359,000        14,449,000
                                                          ===========       ===========       ===========       ===========
  Basic                                                    13,489,000        13,707,000        13,894,000        13,964,000
                                                          ===========       ===========       ===========       ===========


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information regarding Directors of the registrant is incorporated by reference from the information under the caption "Election of Directors - Nominees" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2000.

     The required information regarding Executive Officers of the registrant is contained in Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Compensation of Directors and Executive Officers," "Compensation Committee Interlocks and Insider Participation," and "Director Consulting Arrangements" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Director Consulting Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                  Reference Page
                                                                    Form 10-K
(a)  1.    Consolidated financial statements:

           Report of Independent Auditors.........................     27

           Consolidated statements of income and comprehensive
                income for each of the years in the three-year
                period ended September 30, 1999...................     28

           Consolidated balance sheets at September 30, 1999 and
                September 30, 1998................................     29

           Consolidated statements of stockholders' equity for
                each of the years in the three-year period ended
                September 30, 1999................................     30

           Consolidated statements of cash flows for each of the
                years in the three-year period ended
                September 30, 1999................................     31

           Notes to consolidated financial statements.............     32

2.  Financial statement schedule:

     Independent Auditor's Report on Financial Statement
          Schedule................................................     56

     II  Valuation and qualifying accounts at September 30, 1998,
          1997 and 1996...........................................     57

3.   Exhibits:

         2.1 Lease dated December 2, 1998, by and between DynaMark, Inc., and CSM Corporation filed as Exhibit 2.1 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

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

         2.3 First Amendment to Agreement and Plan of Merger and Reorganization effective as of May 17, 1999, by and among Fair, Isaac and Company, Incorporated; Credit & Risk Management Associates, Inc.; and Donald J.
                  Sanders, Paul A. Makowski, and Lawrence E. Dukes.

         2.4 Amendment To Lease, dated December 2, 1998, by and between CSM Corporation (assignee) and DynaMark, Inc. amending lease dated May 1,1995 between DynaMark, Inc. and Control Data Systems Inc. filed as Exhibit 2.4 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         3.1      Restated Certificate of Incorporation of the Company, filed as
                  Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         3.2 Restated By-laws of the Company(as amended effective November 19, 1999).

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

        10.1      Certificate of Resolution  Changing Officers'  Incentive Plan,
                  Exempt   Employees   Bonus   Plan  and  other   Company   Plan
                  Parameters.*

        10.2      Fair,  Isaac and Company,  Inc. 1999 Employee  Stock  Purchase
                  Plan.*

        10.3 Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc. filed as Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

        10.4 Fair, Isaac and Company, Inc. Officers' Incentive Plan (effective October 1, 1992), originally filed as Exhibit 10.4 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994.*

        10.5 Lease, dated October 30, 1983, between S.R.P. Limited Partnership and the Company, as amended, originally filed as
                  Exhibit 10.7 to the  Registration  Statement  filed as Exhibit
                  10.5 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

        10.6 Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.8 to the Company's report on Form 10-K for the fiscal year ended September 30, 1988, filed as Exhibit 10.6 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.*

        10.7 Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First through Fifth Addenda thereto filed as Exhibit 10.7 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

        10.8 Amendment No. 3 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 19, 1999).*

        10.9 First Amendment to the Company's Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989, filed as Exhibit 10.9 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.*

        10.10 Amendment No.1 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995), filed as Exhibit 10.10 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.*

        10.11 Addendum Number Seven to lease between S.R.P. Limited Partnership and the Company, originally filed as Exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended September 30, 1990 filed as Exhibit 10.11 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

        10.12 Addenda Numbers Eight and Nine to lease between SRP Limited Partnership and the Company filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

        10.13 Lease, dated September 5, 1991, between 111 Partners, a California general partnership, and the Company originally filed as Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991 filed as Exhibit
                  10.13 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

        10.14 Construction Loan Agreement, dated September 5, 1991, between 111 Partners and the Company originally filed as Exhibit 10.21 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991 filed as Exhibit 10.14 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

        10.15 Amendment No.2 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995) filed as
                  Exhibit 10.15 to the Company's report on Form 10K for the fiscal year ended September 30, 1997 and incorporated herein by reference.*

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

        10.19 First Amendment to Participation Agreement dated April 5, 1999 by and between Company, Lease Plan North America, Inc., ABN Amro Bank N.V. and other participants named therein.

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

        10.23 Second Amendment to Lease dated December 2, 1998, between CSM Corporation and DynaMark, Inc. amending lease between the parties dated March 11, 1997 filed as Exhibit 10.23 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

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

        10.38 Participation Agreement, dated May 15, 1998, between Company, Lease Plan North America, Inc., ABN Amro Bank N.V. and other participants named therein filed as Exhibit 10.38 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

        10.39 Lease Agreement, Construction Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated May 15, 1998, between Company and Lease Plan North America, Inc. filed as Exhibit 10.39 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

        10.40 Purchase Agreement dated May 15, 1998, between Company and Lease Plan North America, Inc. filed as Exhibit 10.40 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

        10.41 Third Amendment to Lease Dated December 2, 1998, by and between CSM Corporation and DynaMark, Inc. amending lease between the parties dated April 28, 1995 filed as Exhibit
                  10.41 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

        10.42 Employment Agreement entered into effective as of August 23, 1999, by and between Fair, Isaac and Company, Inc. and Thomas
                  G. Grudnowski.*

        10.43 First Amendment to Employment Agreement entered into effective as of December 3, 1999, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski.*

        21.1      Subsidiaries of the Company.

        23.1      Consent of KPMG, LLP (see page 58 of this Form 10-K).

        24.1      Power of Attorney (see page 54 of this Form 10-K).

        27        Financial Data Schedule.

                 * Management Contract or Compensatory Plan or Arrangement

(b)        Reports on Form 8-K:

     One report on Form 8-K was filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FAIR, ISAAC AND COMPANY, INCORPORATED

DATE: December 21, 1999
                                        By /S/PETER L. MCCORKELL
                                           -------------------------------------
                                                    Peter L. McCorkell
                                             Executive Vice President, Secretary
                                                    and General Counsel


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

/S/  THOMAS G. GRUDNOWSKI                   President, Chief Executive Officer               December 21, 1999
----------------------------------------    (Principal Executive Officer) and Director
         Thomas G. Grudnowski


/S/   HENK J. EVENHUIS                      Executive Vice President and                     December 21, 1999
----------------------------------------    Chief Financial Officer
Henk J. Evenhuis


/S/ A. GEORGE BATTLE                        Director                                         December 21, 1999
----------------------------------------
         A. George Battle


/S/ H. ROBERT HELLER                        Director                                         December 21,1999
----------------------------------------
         H. Robert Heller


/S/  GUY R. HENSHAW                         Director                                         December 21, 1999
----------------------------------------
         Guy R. Henshaw


/S/ DAVID S. P. HOPKINS                     Director                                         December 21, 1999
----------------------------------------
         David S. P. Hopkins


/S/  ROBERT M. OLIVER                       Director                                         December 21, 1999
----------------------------------------
         Robert M. Oliver


/S/ ROBERT D. SANDERSON                     Director                                         December 21, 1999
----------------------------------------
         Robert D. Sanderson


/S/ JOHN D. WOLDRICH                        Director                                         December 21, 1999
----------------------------------------
         John D. Woldrich




                                     FAIR, ISAAC AND COMPANY, INCORPORATED

                               Form 10K for fiscal year ended September 30, 1999


                                  SIGNATURES AND POWER OF ATTORNEY continued



/S/ TONY J. CHRISTIANSON                    Director                                         December 21, 1999
----------------------------------------
         Tony J. Christianson


/S/ MARGARET L. TAYLOR                      Director                                         December 21, 1999
----------------------------------------
         Margaret L. Taylor

The Board of Directors
Fair, Isaac and Company, Incorporated:

         Under date of October 26, 1999, we reported on the consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999, which are included in the 1999 annual report on form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the 1999 annual report on form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition for certain products in 1999.

                                                                    /s/ KPMG LLP

San Francisco, California
October 26, 1999

                                                        Schedule II

                                           Fair, Isaac and Company, Incorporated
                                             VALUATION AND QUALIFYING ACCOUNTS
                                             September 30, 1999, 1998 and 1997

                                            Balance at                                                          Balance at
                                            Beginning          Charged         Charged                            End of
             Description                    of Period        to Expense      to Revenues       Write-offs         Period
             -----------                    ---------        ----------      -----------       ----------         ------
September 30, 1999:

Allowance for Doubtful Accounts             $1,163,000       $  123,000       $  441,000       $ (453,000)       $1,274,000

September 30, 1998:

Allowance for Doubtful Accounts             $  758,000       $  677,000       $  271,000       $ (543,000)       $1,163,000

September 30, 1997:

Allowance for Doubtful Accounts             $  485,000       $  438,000             --         $ (165,000)       $  758,000

Consent of Independent Auditors


The Board of Directors
Fair, Isaac and Company, Incorporated:

         We consent to incorporation by reference in the registration statements (Nos. 33-20349, 33-26659, 33-63428, 333-02121, 333-32309, 333-65179 and
333-83905) on Form S-8 and the registration statements (Nos. 333-20537 and 333-42475) on Form S-3 of Fair, Isaac and Company, Incorporated and subsidiaries of our reports dated October 26, 1999, relating to the consolidated balance sheets of Fair, Isaac and Company, Incorporated and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended September 30, 1999, which reports appear in the September 30, 1999 annual report on Form 10-K of Fair, Isaac and Company, Incorporated, and subsidiaries. Our reports dated October 26, 1999 contain an explanatory paragraph that states that the Company changed its method of revenue recognition for certain products in 1999.

                                                                    /s/ KPMG LLP

San Francisco, California
December 22, 1999

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
        REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

Exhibit No.      Exhibit
-----------      -------
     2.3 First Amendment to Agreement and Plan of Merger and Reorganization effective as of May 17, 1999, by and among Fair, Isaac and Company, Incorporated, a Delaware corporation; Credit & Risk Management Associates, Inc.; and Donald J. Sanders, Paul A. Makowski, and Lawrence E. Dukes.

     3.2       Restated  By-laws of the Company (as amended  effective  November
               19, 1999).

    10.1 Certificate of Resolution Changing Officers' Incentive Plan, Exempt Employees Bonus Plan and other Company Plan Parameters.

    10.2       Fair, Isaac and Company, Inc. 1999 Employee Stock Purchase Plan.

    10.8 Amendment No. 3 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 19, 1999).

    10.19 First Amendment to Participation Agreement dated April 5, 1999 by and between Company, Lease Plan North America, Inc., ABN Amro Bank N.V. and other participants named therein.

    10.42 Employment Agreement entered into effective as of August 23, 1999, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski.

    10.43 First Amendment to Employment Agreement entered into effective as of December 3, 1999, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski.

    21.1       Subsidiaries of the Company.

    23.1       Consent of KPMG, LLP.

    24.1       Power of Attorney.

    27         Financial Data Schedule.