Form 10-Q
period 1999-12-31
FAIR ISAAC & COMPANY INC
filed 2000-02-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares of Common Stock, $0.01 par value per share, outstanding on February 7, 2000, was 14,152,947.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements..............................................   3

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  10

ITEM 3.   Qualitative and Quantitative Disclosures About Market Risk........  17

PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders...............  18

ITEM 6.   Exhibits and Reports on Form 8-K..................................  18

SIGNATURES..................................................................  19

Exhibit Index...............................................................  20

PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and September 30, 1999

                             (dollars in thousands)

                                   (Unaudited)

                                                      December 31   September 30
                                                       ---------     ---------
Assets
Current assets:
   Cash and cash equivalents                           $  11,630     $  20,715
   Short-term investments                                 18,677         5,216
   Accounts receivable, net                               36,547        36,007
   Unbilled work in progress                              24,956        26,859
   Prepaid expenses and other current assets               4,411         6,509
   Deferred income taxes                                   6,125         6,021
                                                       ---------     ---------
     Total current assets                                102,346       101,327
Investments                                               39,763        43,934
Property and equipment, net                               41,857        39,353
Intangibles, net                                          10,205        10,730
Deferred income taxes                                      5,932         5,932
Other assets                                               9,098         9,077
                                                       ---------     ---------
                                                       $ 209,201     $ 210,353
                                                       =========     =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                    $   1,912     $   3,340
   Accrued compensation and employee benefits             15,764        23,436
   Other accrued liabilities                               8,159         9,339
   Billings in excess of earned revenues                  10,809         8,898
   Capital lease obligations                                 431           429
                                                       ---------     ---------
     Total current liabilities                            37,075        45,442
Long-term liabilities:
   Accrued compensation and employee benefits              3,894         6,104
   Other liabilities                                       1,645         1,944
   Capital lease obligations                                 253           364
                                                       ---------     ---------
                                                           5,792         8,412
                                                       ---------     ---------
     Total liabilities                                    42,867        53,854
                                                       ---------     ---------
Stockholders' equity:
   Preferred stock                                            --            --
   Common stock                                              144           143
   Paid in capital in excess of par value                 41,968        38,287
   Retained earnings                                     134,183       129,530
   Less treasury stock                                    (9,573)      (11,290)
   Accumulated other comprehensive loss                     (388)         (171)
                                                       ---------     ---------
     Total stockholders' equity                          166,334       156,499
                                                       ---------     ---------
                                                       $ 209,201     $ 210,353
                                                       =========     =========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the three months ended December 31, 1999 and 1998
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                            December 31
                                                    ----------------------------
                                                       1999            1998
                                                    ------------    ------------
Revenues                                            $     70,094    $     67,977

Costs and expenses:
   Cost of revenues                                       29,117          25,071
   Research and development                               10,609           7,744
   Sales general and administrative                       20,629          23,276
   Amortization of intangibles                               525             421
   Restructuring charge                                    1,674              --
                                                    ------------    ------------
     Total costs and expenses                             62,554          56,512
                                                    ------------    ------------
Income from operations                                     7,540          11,465
Other income, net                                            866             686
                                                    ------------    ------------
Income before income taxes                                 8,406          12,151
Provision for income taxes                                 3,472           5,103
                                                    ------------    ------------
Net income                                          $      4,934    $      7,048
                                                    ============    ============
Net Income                                          $      4,934    $      7,048
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on investments                 (150)            115
   Foreign currency translation adjustments                  (67)             21
                                                    ------------    ------------
Other comprehensive income (loss)                           (217)            136
                                                    ------------    ------------
Comprehensive income                                $      4,717    $      7,184
                                                    ============    ============
Earnings per share:
   Diluted                                          $        .34    $        .49
                                                    ============    ============
   Basic                                            $        .35    $        .50
                                                    ============    ============
Shares used in computing earnings per share:
   Diluted                                            14,392,000      14,354,000
                                                    ============    ============
   Basic                                              14,028,000      14,014,000
                                                    ============    ============

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 1999 and 1998
                             (dollars in thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          December 31
                                                                     --------------------
                                                                       1999        1998
                                                                     --------    --------
Cash flows from operating activities

   Net income                                                        $  4,934    $  7,048
   Adjustments to reconcile net income to cash provided by
     operating activities:
       Depreciation and amortization                                    4,624       4,150
       Deferred compensation                                              122          61
       Deferred income taxes                                               --          99
       Other                                                              135         100
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                     (565)      4,021
          Decrease (increase) in unbilled work in progress              1,903        (761)
          Decrease (increase) in prepaid expenses and other assets      2,097        (319)
          Increase in other assets                                        (19)         (7)
          Decrease in accounts payable                                   (784)     (1,448)
          Decrease in accrued compensation and employee benefits       (8,173)     (4,204)
          Increase (decrease) in other accrued liabilities             (1,182)      2,074
          Increase in billings in excess of earned revenues             1,911         766
          Decrease in other liabilities                                (1,393)     (1,839)
                                                                     --------    --------
            Net cash provided by operating activities                   3,610       9,741
                                                                     --------    --------

Cash flows from investing activities

   Purchases of property and equipment                                 (5,591)     (3,053)
   Purchases of investments                                           (12,240)    (18,002)
   Proceeds from sale of investments                                       --         502
   Proceeds from maturities of investments                              2,606      14,015
                                                                     --------    --------
            Net cash used in investing activities                     (15,225)     (6,538)
                                                                     --------    --------

Cash flows from financing activities

   Principal payments of capital lease obligations                       (108)       (100)
   Proceeds from the exercise of stock options and
    issuance of treasury stock                                          2,919         666
   Dividends paid                                                        (281)       (281)
   Repurchase of company stock                                             --         (43)
                                                                     --------    --------
            Net cash provided by financing activities                   2,530         242
                                                                     --------    --------

   Increase (decrease) in cash and cash equivalents                    (9,085)      3,445
   Cash and cash equivalents, beginning of period                      20,715      14,242
                                                                     --------    --------
   Cash and cash equivalents, end of period                          $ 11,630    $ 17,687
                                                                     ========    ========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   Notes to Consolidated Financial Statements

Note 1 General

     In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac & Company, Incorporated (the "Company") for the three months ended December 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited, however, the September 30 balance sheet has been derived from audited financial statements. This report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Footnotes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 1999, contained in the 1999 Form 10-K have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 2000.

Note 2 Earnings Per Share

     The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                            Three months ended
                                                               December 31,
                                                           --------------------
(in thousands, except per share data)                        1999        1998
-------------------------------------                      --------    --------
Numerator - Net income                                     $  4,934    $  7,048
                                                           ========    ========
Denominator - Shares:
   Diluted weighted-average shares and assumed
   conversions of stock options                              14,392      14,354
   Effect of dilutive securities - employee stock options      (364)       (340)
                                                           --------    --------
   Basic weighted-average shares                             14,028      14,014
                                                           ========    ========
Earnings per share:
   Diluted                                                 $    .34    $    .49
                                                           ========    ========
   Basic                                                   $    .35    $    .50
                                                           ========    ========

     The computation of diluted EPS at December 31, 1999 and 1998 respectively, excludes stock options to purchase 139,000 and 170,000 shares of common stock. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

Note 3 Cash Flow Statement

Supplemental disclosure of cash flow information:

                                                             Three months ended
                                                                December 31,
                                                             -------------------
(dollars in thousands)                                        1999         1998
----------------------                                       ------       ------
Income tax payments                                          $6,748       $4,752

Interest paid                                                $   14       $   28
Non-cash investing and financing activities:
   Tax benefit of exercised stock options                    $  648       $  388
   Issuance of treasury stock to ESOP                        $   --       $1,455

Note 4 New Accounting Pronouncements

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

Note 5 Employee Stock Purchase Plan

     In November 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by the Company's shareholders on February 1, 2000. Under the Purchase Plan employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must be equal to at least 85% of the market value on the date offered or the date purchased. A maximum of 1,500,000 shares of common stock can be sold under the Purchase Plan. As of December 31, 1999 no shares had been issued under the Purchase Plan.

Note 6 Segment information

     Effective October 1, 1999, the Company reorganized the operating structure of the business segments. As a result, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations. Significant changes included moving end-user software for clients in the U. S. and Canada from the former Credit and other segments and combining this business with the former DynaMark business to form the Netsourced Services segment, and establishing two new segments named North American Financial
Services and Other International, which are comprised primarily of business formerly included in the Credit segment. The segment information for the three months ended December 31, 1998 has been restated to conform with the fiscal year 2000 presentation.

     The Company's Chief Executive and Operating Officers evaluate financial performance based on measures of business segment revenues and operating profit or loss. Unallocated other income consists mainly of interest revenues and an equity loss in an investment. The Company does not evaluate the financial performance of each segment based on its assets or capital expenditures.

                                             Three months ended December 31, 1999
                                        ------------------------------------------------
                                         North
                                        American
                                       Financial      Other        Netsourced
(dollars in thousands)                  Services   International    Services     Total
----------------------------------------------------------------------------------------
Revenues:
  Segment                               $ 35,980      $  7,984      $ 26,070    $ 70,034
  Healthcare receivables management           --            --            60          60
                                        --------      --------      --------    --------
                                        $ 35,980      $  7,984      $ 26,130    $ 70,094
                                        ========      ========      ========    ========

Segment income (loss) from operations   $ 14,876      $   (265)     $ (7,071)   $  7,540
                                        ========      ========      ========
Unallocated other income, net                                                        866
                                                                                --------
                                                                                $  8,406

                                             Three months ended December 31, 1998
                                        ------------------------------------------------
                                         North
                                        American
                                       Financial      Other        Netsourced
(dollars in thousands)                  Services   International    Services     Total
----------------------------------------------------------------------------------------
Revenues:
  Segment                               $ 33,992      $  8,191      $ 24,707    $ 66,890

  Healthcare receivables management           --            --         1,087       1,087
                                        --------      --------      --------    --------
                                        $ 33,992      $  8,191      $ 25,794    $ 67,977
                                        ========      ========      ========    ========

Segment income (loss) for operations    $ 14,694      $   (146)     $ (3,083)   $ 11,465
                                        ========      ========      ========
Unallocated other income, net                                                        686
                                                                                --------
                                                                                $ 12,151

Note 7 Restructuring Charge

     In October 1999, the Company announced a restructuring plan to discontinue its Healthcare Receivables Management System ("HRMS") product line beginning December 1999. The restructuring plan was necessitated by disappointing market acceptance and the prospect of continuing losses in fiscal 2000, and the Company's adoption of a new strategic direction. These actions resulted in a net charge during the current quarter of $1,674,000. The restructuring actions consist of terminating approximately 30 full-time employees who were terminated before the end of January 2000; canceling certain facility leases and other operating leases supporting the HRMS product line; and writing down computer hardware and leasehold improvements due to the abandonment of the HRMS facility. Restructuring actions are expected to be completed under the plan by June 30, 2000 which could potentially result in additional charges for payments on canceled contracts to HRMS product line customers. The restructuring actions under the plan have resulted in cash expenditures of $267,000 and non-cash write-downs or accruals of $1,407,000 during the first quarter of 2000.

The following table depicts the restructuring activity:

                                  Three months ended December 31, 1999
                        --------------------------------------------------------
                         Payments to
                          Employees     Write-Down of    Payments on
                        Involuntarily  Operating Assets    Canceled
(dollars in thousands)  Terminated (A)  To Be Sold (B)   Contracts (A)   Total
--------------------------------------------------------------------------------
Net Additions               $   823         $   263         $   588     $ 1,674
Expenditures                   (217)             --             (50)       (267)
                            -------         -------         -------     -------
Ending Balance              $   606         $   263         $   538     $ 1,407
                            =======         =======         =======     =======

(A): Cash; (B): Noncash

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Fair, Isaac and Company, Incorporated, provides products and services designed to help a variety of businesses use data to make faster, more profitable decisions on their marketing, customers, operations and portfolios. Widely recognized for its pioneering work in predictive technology, the Company provides advanced decision-making solutions to the financial services, retail, telecommunications, healthcare, eBusiness and other industries.

     The Company's products include statistically derived, rule-based analytical tools; software that automates strategy design and implementation; and consulting services to help clients use and track the performance of those tools. The Company also provides a range of credit scoring and credit account management services in conjunction with credit bureaus and credit card processing agencies, and data processing and database management services to businesses engaged in direct marketing activities, many of which are in the financial services and insurance industries.

     In October 1999 the Company formally adopted new organizational structure and business models to focus on growth opportunities in the retail and telecommunications markets and to implement its new initiatives. These initiatives include focusing on becoming a Web-based "analytic application service provider" or "ASP" and the business-to-business e-credit marketplace. The Company already delivers certain of its capabilities through secure Web sites and it will adopt this delivery mode whenever feasible in the future. Although not Web-based, certain other services-such as credit scores delivered through credit reporting agencies and account management services delivered through credit card processors-fall within the broader definition of an ASP. The Company is actively looking for more opportunities to deliver its Web-based capabilities in service bureau mode rather than as discrete component deliverables.

     The Company's Risk Management Technologies ("RMT") subsidiary marketed enterprise-wide risk management and performance measurement solutions to major financial institutions. In January 2000 the Company announced that RMT will no longer sell its RADAR RiskManager products. The RADAR RiskManager products comprise almost all of RMT's existing products. RMT will continue to support the current version of its RADAR RiskManager software products for the approximately 20 remaining clients until these clients migrate to different vendors.

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

RESULTS OF OPERATIONS

Revenues

     Effective October 1, 1999, the Company reorganized the operating structure of the business segments. As a result, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations. The new segments are North American Financial Services, NetSourced Services and Other International business units. Additional information about these segments appears in Note 6 to the Consolidated Financial Statements.

     The majority of the Company's revenues are derived from its North American Financial Services unit. This unit primarily markets Alliance Products and Services and Analytics Products and Services in the United States and Canadian markets. The majority of these products generate usage revenues through third-party alliances with credit bureaus and third-party credit card processors. The NetSourced Services unit principally markets Targeting and Prospecting products, together with Origination and Underwriting, Account and Customer Management products and Standalone Consulting services in the North American market. The Other International business unit covers all of the Company's operations outside of the United States and Canadian markets.

     The following table displays (a) the percentage of total revenue by products and (b) the percentage change in revenues within each products category from the corresponding period in the prior fiscal year.

                                                               Period-to-Period
                                        Percentage of         Percentage Changes
                                           Revenue              Quarter Ended
                                        Quarter Ended              12/31/99
                                         December 31,            Compared to
                                     1999           1998           12/31/98
--------------------------------------------------------------------------------
Alliance Products and Services         49%            47%              9%
Targeting and Prospecting              26%            21%             29%
Analytic Products & Services            7%             9%            (22%)
Origination and Underwriting            6%             9%            (29%)
Account & Customer
   Management                           5%             6%             (9%)
Standalone Consulting                   3%             4%             (7%)
Adaptive Control Processor              2%             2%             17%
All Other                               2%             2%            (60%)
                                    -----          -----
Total revenues                        100%           100%              3%
                                    =====          =====

     The revenues of Alliance Products and Services are generated primarily by usage-priced credit scoring services distributed through major credit bureaus and credit account management services distributed through third-party bankcard processors in the United States and Canada. Alliance Products and Services also include the Company's ScoreNet(R) and PreScore(R) services, insurance bureau scores, and other related products. In the current quarter the growth in Alliance Products and Services revenues was primarily due to a strong demand for risk scoring services at the credit bureaus, and to a lesser extent from increased revenues generated by the Company's insurance bureau scores at the credit bureaus. These increases were partially offset by decreased revenues derived from the ScoreNet(R) and PreScore(R) services, and services provided through bankcard processors. The declines in ScoreNet(R) and PreScore(R) services revenues reflect shifts in the purchasing patterns of customers from these products to credit scoring services at the credit bureaus. Revenues from services provided through bankcard processors declined due to a decrease in sales volumes during the quarter.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for much of the Company's revenue growth in the last three years. Revenues from credit bureau-related services increased 14% in fiscal 1999 compared with fiscal 1998, and accounted for approximately 35% and 36% of revenues in fiscal 1998 and 1999, respectively. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

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

     Targeting and Prospecting Services, formerly the DynaMark business unit, include a variety of data processing and database management services to companies and organizations in direct marketing. Revenues from Targeting and Prospecting products are generated from a combination of fixed fee and usage-based pricing. The increases in Targeting and Prospecting products' revenues in the quarter compared with the same period in the prior fiscal year were due primarily to increased demand for services from customers in the financial services industry.

     Analytic Products and Services include all revenues from the Company's custom models, custom software and related consulting projects used in screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. The decrease in revenues in the quarter ending December 31, 1999 reflects the impact of bank consolidations and external marketing forces related to Year 2000.

     Origination and Underwriting products automate the processing of credit applications and are primarily comprised of products which were formerly referred to as ASAP products. Revenues from Origination and Underwriting products decreased in the quarter, compared to the same period in the prior fiscal year, primarily due to reduced sales of PC-based Origination and Underwriting products (CreditDesk) and sales of StrategyWare(R) decision engine systems, and the impact of adoption of SOP 98-9. Under SOP 98-9, Origination and Underwriting revenues in the amount of $2.9 million were deferred in the current quarter, offset by $1.3 million of reported Origination and Underwriting revenues from the quarter ended September 30, 1999.

     Account and Customer Management products include the Company's revenues from sales of credit account management systems (TRIAD) sold to end-users, and its fraud control systems products. The decrease in revenues, compared to the same period in the prior fiscal year, was due primarily to customers' deferral of software purchases due to external marketing forces related to year 2000 and the pending release of the new version of TRIAD (6.0). With respect to TRIAD, the Company's high degree of success in penetrating the U.S. bankcard industry with these products has limited, and may continue to limit, the revenue growth in that market. However, the Company has added functionality for the existing base of TRIAD users and is actively marketing TRIAD for other types of credit products and in overseas markets.

     Standalone Consulting Services, comprised principally of the services offered by the Company's former Credit and Risk Management Associates subsidiary, consist of credit risk management consulting services. Compared to the same period in fiscal 1999, revenues declined slightly in the current quarter due to diversion of personnel to implement the reorganization.

     Adaptive Control Processor products are part of the Other International unit of the Company. The Company's revenues for Adaptive Control Processor products are derived from clients outside the United States and Canada. Total revenues derived from outside of the United States represented approximately 16 percent of total revenues in the quarters ended December 31, 1998 and December 31, 1999. Gains or losses due to fluctuations in currency exchange rates have not been significant to date but may become more important if, as expected, the proportion of the Company's revenues denominated in foreign currencies increases in the future.

     All Other Products include the Company's smaller, discrete product lines and revenues of RMT and the discontinued Healthcare Receivables Management ("HRMS") business. The revenues of RMT and the discontinued HRMS business were down significantly in the quarter compared with the same period in the prior fiscal year. The decline in RMT's revenues were due principally to the impact of bank consolidations and the delays in releases of new products.

     Revenues from software maintenance and consulting services each accounted for less than 10% of revenues in each of the three years in the period ended September 30, 1999, and the Company does not expect revenues from either of these sources to exceed 10% of revenues in the foreseeable future.

     During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated most of its revenue growth from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to (a) develop new, high-value products, (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (c) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending, healthcare information management, retail, telecommunications and eBusiness. During fiscal 1998, the Company's backlog of orders for fixed-priced products declined slightly, and in fiscal 1999 this backlog declined an additional $7.3 million. During the quarters ended September 30, 1999, and December 31, 1999 this backlog increased by $2.0 million and $2.7 million, respectively. The increase in backlog for the current quarter represents a 1% increase compared with the same period in the prior fiscal year. Management believes that revenue growth in fiscal 2000 and later years will depend to a large extent on sales of newly developed products.

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

                                                               Period-to-Period
                                       Percentage of Revenue  Percentage Changes
                                       ---------------------  ------------------
                                                                 Quarter Ended
                                                                   12/31/99
                                           Quarter Ended           Compared
                                            December 31,       to Quarter Ended
                                         1999         1998         12/31/98
                                         ----         ----         --------
Revenues                                  100%         100%            3
Costs and expenses:
   Cost of revenues                        42           37            16
   Research and development                15           11            37
   Sales, general and administrative       29           34           (11)
   Amortization of intangibles              1            1            25
   Restructuring charge                     2            0            NM
                                         ----         ----
   Total costs and expenses                89           83            11
                                         ----         ----
Income from operations                     11           17           (34)
Other income, net                           1            1            26
                                         ----         ----
Income before income taxes                 12           18           (31)
Provision for income taxes                  5            8           (32)
                                         ----         ----
Net income                                  7%          10%          (30)
                                         ====         ====

NM = Not Meaningful

Cost of revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. As compared with the same quarter a year earlier, the cost of revenues, as a percentage of revenues, increased in the quarter ended December 31, 1999. The increase was primarily due to costs related to the HRMS line of business and the increasing percentage of revenues coming from Targeting and Prospecting's products and services, all of which generally have a lower gross margin than the Company's other products and services.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms and developing software tools that are aimed at improving productivity, profitability and management control.

     Research and development expenses increased significantly in the quarter over the corresponding three-month period of fiscal 1999, as the Company continued to emphasize development of new technologies and new products. Research and development expenditures in the three month period ending December 31, l999 were primarily related to charges for a software development license and new products. The Company expects that research and development expenses will continue to constitute a significant percentage of revenue in future periods for development of new products targeted for the telecommunications and retail markets and to implement its strategic focus on becoming an eBusiness company.

Sales, general and administrative

     Sales, general and administrative expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses, compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions, such as finance and computer information systems. As a percentage of revenues, these expenses for the three-month period ended December 31, 1999, were lower than in the corresponding period of fiscal 1999, due primarily to reduction of $1.1 million in sales incentive expenses, decreases in reorganization expenses and reduction in expenses resulting from the discontinuance of the HRMS line of business. These decreases more than offset the $1.3 million price adjustment for phantom stock units for officers recorded to reflect changes in the market price of the Company's stock. Due to the early payoff of phantom stock units, if the market price of the Company's stock increases above $48.78, such early payoff will have the effect of avoiding future expenses related to phantom stock units.

Amortization of intangibles

     The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years.

Restructuring Charge

     In October 1999, the Company announced discontinuance of its (HRMS) line. As a result of exiting the HRMS line of business, the Company recorded restructuring charges totaling $1,674,000 in the quarter ended December 31, 1999. See Note 7 to the Consolidated Financial Statements for additional information.

Other income and expense

     Other income and expense consist mainly of interest income from investments, interest expense, exchange rate gains/losses from holding foreign currencies in bank accounts, and other non-operating items. Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, was steady in the three-months ended December 31, 1999, compared with the corresponding period a year earlier. In the corresponding period in the prior year the Company recorded higher offsetting losses than in the current quarter.

Provision for income taxes

     The Company's effective tax rate decreased from 42% to 41.3% for the three months ended December 31, 1999 compared to December 31, 1998. The decrease was due primarily to the use of a higher estimated state tax rate in the three-months ended December 31, 1998 than used in the current quarter.

Financial Condition

     Working capital increased from $55,885,000 at September 30, 1999 to $65,271,000 at December 31, 1999. Cash and marketable investments increased slightly from $69,865,000 at September 30, 1999, to $70,070,000 at December 31, 1999. The Company's long-term obligations are mainly due to lease and employee incentive and benefit obligations.

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

     In March 1999, the Company initiated a stock repurchase program under which the Company was authorized to purchase up to one million shares of its common stock, to be funded by cash on hand. Through December 31, 1999, the Company had repurchased 360,004 shares at a cost of approximately $12.2 million. In the current quarter the decrease of treasury stock was largely due to the Company's contribution of treasury shares to the Employee's Stock Ownership Plan.

Year 2000 Readiness

     Year 2000 issues caused customers to slow down computer software purchases in the current quarter, as they devoted more time to preparing and testing their systems for Year 2000 readiness. The Company experienced no other significant disruption of its revenues or operations from year 2000 issues. Purchasing patterns of customers are expected to be impacted by Year 2000 issues through the first quarter of calendar 2000.

     The Company's assessment of year 2000 issues is continuing and the Company has in place contingency plans to address Year 2000 issues. As part of the implementation of its contingency plans the Company has established processes to address expected increases in requests by customers for greater customer support in late 1999 and early 2000 and has notified customers of this customer support availability.

     Cumulative costs expended for Year 2000 remediation (including readiness testing) of products and internal systems and contingency planning were approximately $4.9 million at December 31, 1999, and the Company currently does not expect such aggregate costs to exceed $5 million. These costs principally consist of both internal staff costs and expenses for external consultants, software and hardware, which have been or will be expensed by the Company during the period they are incurred.

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

     The   following   table   presents  the   principal   amounts  and  related
weighted-average yields for the Company's fixed rate investment portfolio at December 31, 1999:

                                                           Carrying      Average
                                                            Amounts       Yield
                                                            -------       -----
Cash and cash equivalents:
      Commercial paper                                    $ 3,021,000      5.5%
      Money market funds                                    2,034,000      5.1%
                                                          -----------
                                                            5,055,000      5.4%
                                                          -----------
Short-term investments:
      U.S. government obligations                          18,677,000      5.4%

Long-term investments:
      U.S. government obligations                          35,401,000      5.5%
                                                          -----------

      Total                                               $59,133,000
                                                          ===========

                           PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders of the Company held on February 1, 2000, the Company's stockholders voted in favor of: (i) the election of ten directors to the Company's Board of Directors, (ii) the adoption of the Employee Stock Purchase Plan, (iii) the adoption of the amendments to the Company's 1992 Long Term Incentive Plan, and (iv) the ratification of KPMG LLP as the Company's independent auditors for the current fiscal year. The number of votes for, withheld and against, as well as the number of abstentions and broker non-votes as to each matter approved at the Annual Meeting of Stockholders were as follows:

                                                                        Broker
Matter                       For      Withheld     Against   Abstain   Non-votes
------                       ---      --------     -------   -------   ---------
Election of Directors
A. George Battle          12,126,785   287,976         N/A       N/A       0
H. Robert Heller          11,972,099   442,662         N/A       N/A       0
Guy R. Henshaw            12,180,004   234,757         N/A       N/A       0
David S.P. Hopkins        12,163,934   250,827         N/A       N/A       0
Robert M. Oliver          12,109,162   305,599         N/A       N/A       0
Robert D. Sanderson       12,156,871   257,890         N/A       N/A       0
Tony J. Christianson      12,116,906   297,855         N/A       N/A       0
Margaret L. Taylor        12,122,892   291,869         N/A       N/A       0
Thomas G. Grudnowski      12,061,857   352,904         N/A       N/A       0
John D. Woldrich          12,178,470   236,291         N/A       N/A       0

Adoption of Employee Stock Purchase Plan

                           9,081,234       N/A   1,220,780   440,183   1,672,636

Adoption of Amendments to Company's 1992 Long Term Incentive Plan

                           8,174,245       N/A   2,116,670   451,209   1,672,637

Ratification of Auditors
                          12,276,258       N/A     104,530    33,974       0

ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     24.1 Power of Attorney (see page 19 of this Form 10-Q).

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     One report on Form 8-K was filed during the quarter ended December 31, 1999. The report on Form 8-K was filed November 1, 1999 that the Company was discontinuing its Healthcare Receivables Management System ("HRMS") business line.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FAIR, ISAAC AND COMPANY, INCORPORATED

DATE: February 14, 2000

                                       By /s/ Peter L. McCorkell
                                          --------------------------------------
                                          Peter L. McCorkell
                                          Executive Vice President and Secretary


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


DATE: February 14, 2000

                                       By /s/ HENK J. EVENHUIS
                                          --------------------------------------
                                          Henk J. Evenhuis
                                          Executive Vice President, Finance and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999


Exhibit No.      Exhibit
-----------      -------
24.1             Power of Attorney
27               Financial Data Schedule