Form 10-Q/A
period 1999-12-31
FAIR ISAAC & COMPANY INC
filed 2000-02-16
CIK 814547

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

                For the transition period from________ to________

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

                                 AMENDMENT NO. 1

PART II - OTHER INFORMATION

             ITEM 6   Exhibits and Reports on this Form 10-Q

Fair, Isaac and Company, Incorporated hereby amends its report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000 by substituting the following Exhibit, Financial Data Schedule, for the one that appears in the original filing. The purpose of this Amendment No. 1 is to correct a typographical error in the EPS Basic amount for the three months ended December 31, 1999 in the Financial Data Schedule.

Unless otherwise stated, information in the originally filed 10-Q is presented as of the original filing date and has not been updated in this amended filing.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

24.1     Power of Attorney (see page 4 of this Form 10-Q/A)

         27     Amended Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FAIR, ISAAC AND COMPANY, INCORPORATED

DATE: February 16, 2000

                                       By          PETER L. MCCORKELL
                                          --------------------------------------
                                                   Peter L. McCorkell
                                          Executive Vice President and Secretary


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


DATE: February 16, 2000

                                       By            HENK J. EVENHUIS
                                          --------------------------------------
                                                     Henk J. Evenhuis
                                           Executive Vice President, Finance
                                           and Chief Financial Officer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
          REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED DECEMBER 31, 1999

Exhibit No.           Exhibit


24.1                  Power of Attorney


27                    Amended Financial Data Schedule