Form 10-Q
period 2000-03-31
FAIR ISAAC & COMPANY INC
filed 2000-05-15
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                              ----------------------

                                    FORM 10-Q

  (Mark One)

       [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

       [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

Yes __x__   No ____.

     The number of shares of Common Stock, $0.01 par value per share, outstanding on May 8, 2000, was 14,341,654.



                                                       TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1.      Consolidated Financial Statements.................................................               3

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations..................................................................              11

ITEM 3.      Qualitative and Quantitative Disclosures About Market Risk........................              18




PART II.  OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K..................................................              19


SIGNATURES   ..................................................................................              20

Exhibit Index..................................................................................              21


PART I - FINANCIAL INFORMATION

                                                    ITEM 1. Financial Statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                                March 31, 2000 and September 30, 1999
                                                       (dollars in thousands)

                                                             (Unaudited)

                                                                                                    March 31,          September 30,
                                                                                                      2000                   1999
                                                                                                   ---------              ---------
Assets
Current assets:
     Cash and cash equivalents                                                                     $  15,447              $  20,715
     Short-term investments                                                                           22,277                  5,216
     Accounts receivable, net                                                                         42,552                 36,007
     Unbilled work in progress                                                                        20,972                 26,859
     Prepaid expenses and other current assets                                                        10,059                  6,509
     Deferred income taxes                                                                             6,314                  6,021
                                                                                                   ---------              ---------
       Total current assets                                                                          117,621                101,327
Investments                                                                                           36,241                 43,934
Property and equipment, net                                                                           41,695                 39,353
Intangibles, net                                                                                       9,680                 10,730
Deferred income taxes                                                                                  5,932                  5,932
Other assets                                                                                           9,205                  9,077
                                                                                                   ---------              ---------
                                                                                                   $ 220,374              $ 210,353
                                                                                                   =========              =========

Liabilities and stockholders' equity
Current liabilities:

     Accounts payable                                                                              $   2,498              $   3,340
     Accrued compensation and employee benefits                                                       14,170                 23,436
     Other accrued liabilities                                                                         8,206                  9,339
     Billings in excess of earned revenues                                                            14,316                  8,898
     Capital lease obligations                                                                           439                    429
                                                                                                   ---------              ---------
       Total current liabilities                                                                      39,629                 45,442
Long-term liabilities:
     Accrued compensation and employee benefits                                                        4,290                  6,104
     Other liabilities                                                                                 1,638                  1,944
     Capital lease obligations                                                                           163                    364
                                                                                                   ---------              ---------
                                                                                                       6,091                  8,412
                                                                                                   ---------              ---------
       Total liabilities                                                                              45,720                 53,854
                                                                                                   ---------              ---------

Stockholders' equity:

     Preferred stock                                                                                    --                     --
     Common stock                                                                                        146                    143
     Paid in capital in excess of par value                                                           43,782                 38,287
     Retained earnings                                                                               141,046                129,530
     Less treasury stock                                                                              (9,586)               (11,290)
     Accumulated other comprehensive loss                                                               (734)                  (171)
                                                                                                   ---------              ---------
       Total stockholders' equity                                                                    174,654                156,499
                                                                                                   ---------              ---------
                                                                                                   $ 220,374              $ 210,353
                                                                                                   =========              =========

See accompanying notes to the consolidated financial statements.



                                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                               For the six month and three month periods ended March 31, 2000 and 1999
                                                (in thousands, except per share data)
                                                             (Unaudited)

                                                                 Six Months Ended March 31,           Three Months Ended March 31,
                                                              -------------------------------       -------------------------------
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------

Revenues                                                      $    143,394       $    136,851       $     73,300       $     68,874

Costs and expenses:

    Cost of revenues                                                60,068             52,012             30,288             26,941
    Research and development                                        16,930             15,560              7,318              7,816
    Sales general and administrative                                43,820             45,379             22,857             22,103
    Amortization of intangibles                                      1,050                842                525                421
    Restructuring charge                                             2,662                  0                988                  0
                                                              ------------       ------------       ------------       ------------
       Total costs and expenses                                    124,530            113,793             61,976             57,281
                                                              ------------       ------------       ------------       ------------
Income from operations                                              18,864             23,058             11,324             11,593
Other income, net                                                    1,716              1,962                850              1,276
                                                              ------------       ------------       ------------       ------------
Income before income taxes                                          20,580             25,020             12,174             12,869
Provision for income taxes                                           8,499             10,508              5,027              5,405
                                                              ------------       ------------       ------------       ------------
Net income                                                    $     12,081       $     14,512       $      7,147       $      7,464
                                                              ============       ============       ============       ============


Net income                                                    $     12,081       $     14,512       $      7,147       $      7,464
 Other comprehensive loss, net of tax:
    Unrealized losses on investments                                  (420)              (266)              (270)              (381)
    Foreign currency translation adjustments                          (143)              (221)               (76)              (242)
                                                              ------------       ------------       ------------       ------------
Other comprehensive loss                                              (563)              (487)              (346)              (623)
                                                              ------------       ------------       ------------       ------------
Comprehensive income                                          $     11,518       $     14,025       $      6,801       $      6,841
                                                              ============       ============       ============       ============


Earnings per share:

    Diluted                                                   $        .83       $       1.00       $        .49       $        .51
                                                              ============       ============       ============       ============
    Basic                                                     $        .86       $       1.03       $        .50       $        .53
                                                              ============       ============       ============       ============

Shares used in computing earnings per share:

    Diluted                                                     14,530,000         14,515,000         14,680,000         14,578,000
                                                              ============       ============       ============       ============
    Basic                                                       14,111,000         14,109,000         14,214,000         14,177,000
                                                              ============       ============       ============       ============

Due to minor  reclassifications  the expenses for the six months ended March 31, 2000 are slightly different than the combination of the first two quarters.

   See accompanying notes to the consolidated financial statements.


                                                FAIR, ISAAC AND COMPANY, INCORPORATED

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the six months ended March 31, 2000 and 1999
                                                       (dollars in thousands)
                                                             (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                 March 31
                                                                                                       -----------------------------
                                                                                                         2000                1999
                                                                                                       --------            --------
Cash flows from operating activities

     Net income                                                                                        $ 12,081            $ 14,512
     Adjustments to reconcile net income to cash provided by
       operating activities:

         Depreciation and amortization                                                                    9,716               8,385
         Deferred compensation                                                                              372                 131
         Gain on sale of investments                                                                       --                  (474)
         Equity (gain) loss in investments                                                                    7                 (47)
         Other                                                                                              133                  86
         Changes in operating assets and liabilities:

            Increase in accounts receivable                                                              (6,610)               (612)
            Decrease (increase) in unbilled work in progress                                              5,886              (2,576)
            Increase in prepaid expenses and other assets                                                (3,548)             (2,376)
            Decrease (increase) in other assets                                                            (127)                 19
            Increase (decrease) in accounts payable                                                         119                (581)
            Decrease in accrued compensation and employee benefits                                       (9,373)               (671)
            Increase (decrease) in other accrued liabilities                                             (1,098)              2,031
            Increase (decrease) in billings in excess of earned revenues                                  5,419                (483)
            Decrease in other liabilities                                                                (1,497)             (1,440)
                                                                                                       --------            --------
              Net cash provided by operating activities                                                  11,480              15,904
                                                                                                       --------            --------

Cash flows from investing activities

     Purchases of property and equipment                                                                (10,005)             (6,083)
     Purchases of investments                                                                           (12,836)            (61,006)
     Proceeds from sale of investments                                                                     --                35,634
     Proceeds from maturities of investments                                                              2,606              14,015
                                                                                                       --------            --------
              Net cash used in investing activities                                                     (20,235)            (17,440)
                                                                                                       --------            --------

Cash flows from financing activities

     Principal payments of capital lease obligations                                                       (191)               (203)
     Proceeds from the exercise of stock options and
      issuance of treasury stock                                                                          4,281               1,900
     Dividends paid                                                                                        (565)               (565)
     Repurchase of company stock                                                                            (38)             (2,319)
                                                                                                       --------            --------
              Net cash provided by financing activities                                                   3,487              (1,187)
                                                                                                       --------            --------

     Increase (decrease) in cash and cash equivalents                                                    (5,268)             (2,723)
     Cash and cash equivalents, beginning of period                                                      20,715              14,242
                                                                                                       --------            --------
     Cash and cash equivalents, end of period                                                          $ 15,447            $ 11,519
                                                                                                       ========            ========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   Notes to Consolidated Financial Statements

Note 1        General

     In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac & Company, Incorporated (the "Company") for the six months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying consolidated financial statements do not contain all of the information and notes required by generally accepted accounting principles for complete financial statements. All such consolidated financial statements presented herein are unaudited, however, the September 30 balance sheet has been derived from audited consolidated financial statements. This report and the accompanying consolidated financial statements should be read in connection with the Company's audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Notes that would substantially duplicate the disclosures in the Company's audited consolidated financial statements for the fiscal year ended September 30, 1999, contained in the 1999 Form 10-K have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 2000.

Note 2        Earnings Per Share

     The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                                Six months ended               Three months ended
                                                                                    March 31                        March 31
(in thousands, except per share data)                                        2000             1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Numerator - Net income                                                     $ 12,081        $ 14,512        $  7,147        $  7,464
                                                                           ========        ========        ========        ========

Denominator - Shares:

     Diluted weighted-average shares and assumed
     conversions of stock options                                            14,530          14,515          14,680          14,578
     Effect of dilutive securities - employee stock options                    (419)           (406)           (466)           (401)
                                                                           --------        --------        --------        --------
     Basic weighted-average shares                                           14,111          14,109          14,214          14,177
                                                                           ========        ========        ========        ========

Earnings per share:
     Diluted                                                               $    .83        $   1.00        $    .49        $    .51
                                                                           ========        ========        ========        ========
     Basic                                                                 $    .86        $   1.03        $    .50        $    .53
                                                                           ========        ========        ========        ========


     The computation of diluted EPS at March 31, 2000 and 1999 respectively, excludes stock options to purchase 57,000 and 131,000 shares of common stock. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

Note 3        Cash Flow Statement

   Supplemental disclosure of cash flow information:

                                                      Six months ended March 31,
(dollars in thousands)                                        2000        1999
--------------------------------------------------------------------------------
Income tax payments                                         $ 8,067      $14,786
Interest paid                                               $    40      $    80

Non-cash investing and financing activities:

     Tax benefit of exercised stock options                 $   881      $ 1,080
     Issuance of treasury stock to ESOP                     $  --        $ 1,455
     Capital Lease Obligations                              $  --        $ 1,641



Note 4        New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No.133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because the Company currently holds no derivative instruments and its hedging activities are immaterial, management expects that the adoption of SFAS No. 133 will have no material impact on the Company's financial position, results of operations or cash flows. Management intends to conform its consolidated statements to this pronouncement beginning July 1, 2000.

     In  March  2000,   the   Financial   Accounting   Standards   Board  issued
Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management has not determined the impact that adoption of FIN No. 44 will have on the Company's financial position or results of operations.

Note 5        Employee Stock Purchase Plan

      In November 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by the Company's shareholders on February 1, 2000. Under the Purchase Plan employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must be equal to at least 85% of the market value on the date offered or the date purchased. A maximum of 1,500,000 shares of common stock can be sold under the Purchase Plan. As of March 31, 2000 no shares had been issued under the Purchase Plan.

Note 6        Segment information

     Effective October 1, 1999, the Company reorganized the operating structure of the business segments. As a result, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations. Significant changes included moving end-user software for clients in the U. S. and Canada from the former Credit and other segments and combining this business with the former DynaMark business to form the Netsourced Services segment, and establishing two new segments named North American Financial Services and Other International, which are comprised primarily of businesses formerly included in the Credit segment. The segment information for the three and six months ended March 31, 1999 has been restated to conform with the fiscal year 2000 presentation.


     The Company's Chief Executive and Operating Officers evaluate financial performance based on measures of business segment revenues and operating profit or loss. Unallocated other income consists mainly of interest revenues and an equity loss in an investment. The Company does not evaluate the financial performance of each segment based on its assets or capital expenditures.

                                                                                      Six months ended March 31, 2000
                                                                   -----------------------------------------------------------------
                                                                   North
                                                                   American
                                                                   Financial        Other              Netsourced
(dollars in thousands)                                             Services         International      Services           Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Segment                                                          $ 76,035           $ 17,140           $ 50,146        $143,321
  Healthcare receivables management                                    --                 --                   73              73
                                                                   --------           --------           --------        --------
                                                                   $ 76,035           $ 17,140           $ 50,219        $143,394
                                                                   ========           ========           ========        ========
Segment income from operations                                     $ 15,040           $  1,787           $  2,037        $ 18,864
                                                                   ========           ========           ========
Unallocated other income, net                                                                                               1,716
                                                                                                                         --------
                                                                                                                         $ 20,580
                                                                                                                         ========

                                                                                       Six months ended March 31, 1999
                                                                   -----------------------------------------------------------------
                                                                   North
                                                                   American
                                                                   Financial        Other              Netsourced
(dollars in thousands)                                             Services         International      Services           Total
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Segment                                                          $ 67,904           $ 14,109           $ 53,647        $135,660
  Healthcare receivables management                                    --                 --                1,191           1,191
                                                                   --------           --------           --------        --------
                                                                   $ 67,904           $ 14,109           $ 54,838        $136,851
                                                                   ========           ========           ========        ========
Segment income for operations                                      $ 15,393           $  1,437           $  6,228        $ 23,058
                                                                   ========           ========           ========
Unallocated other income, net                                                                                               1,962
                                                                                                                         --------
                                                                                                                         $ 25,020
                                                                                                                         ========



                                                                                      Three months ended March 31, 2000
                                                                   -----------------------------------------------------------------
                                                                   North
                                                                   American
                                                                   Financial        Other              Netsourced
(dollars in thousands)                                             Services         International      Services           Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Segment                                                          $39,958            $ 9,302            $24,027         $73,287
  Healthcare receivables management                                   --                 --                   13              13
                                                                   -------            -------            -------         -------
                                                                   $39,958            $ 9,302            $24,040         $73,300
                                                                   =======            =======            =======         =======

Segment income from operations                                     $ 9,775            $ 1,210            $   339         $11,324
                                                                   =======            =======            =======
Unallocated other income, net                                                                                                850
                                                                                                                         -------
                                                                                                                         $12,174
                                                                                                                         =======

                                                                                      Three months ended March 31, 1999
                                                                   -----------------------------------------------------------------
                                                                   North
                                                                   American
                                                                   Financial        Other              Netsourced
(dollars in thousands)                                             Services         International      Services           Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues:

  Segment                                                          $34,134            $ 7,184           $27,452          $68,770
  Healthcare receivables management                                   --                 --                 104              104
                                                                   -------            -------           -------          -------
                                                                   $34,134            $ 7,184           $27,556          $68,874
                                                                   =======            =======           =======          =======
Segment income  for operations                                     $ 7,592            $   695           $ 3,306          $11,593
                                                                   =======            =======           =======
Unallocated other income, net                                                                                              1,276
                                                                                                                         -------
                                                                                                                         $12,869
                                                                                                                         =======

Due to minor reclassifications the revenues and income for the six months ended March 31, 2000 are slightly different than the combination of the first two quarters.

Note 7        Restructuring Charge

     In October 1999, the Company announced a restructuring plan to discontinue its Healthcare Receivables Management System ("HRMS") product line beginning December 1999. The restructuring plan was necessitated by disappointing market acceptance and the prospect of continuing losses in fiscal 2000, and the Company's adoption of a new strategic direction. These actions resulted in a net charge during the most recent quarter of $1,674,000. The restructuring actions consist of terminating approximately 30 full-time employees who were terminated before the end of January 2000; canceling certain facility leases and other operating leases supporting the HRMS product line; and writing down computer hardware and leasehold improvements due to the abandonment of the HRMS facility. Restructuring actions are expected to be completed under the plan by June 30, 2000, which could potentially result in additional charges for payments on canceled contracts to HRMS product line customers.

     During the second quarter the Company announced and began to implement supplemental restructuring actions aimed at reducing costs. The Company recognized a $988,000 charge for the estimated costs of those actions. The restructuring action consisted of terminating approximately 40 full-time employees, of whom approximately 25 were terminated during the second quarter.

     The combined restructuring actions have resulted in cash expenditures of $1,615,000 and noncash asset write-down of $36,000 through March 31, 2000.


The following table depicts the restructuring activity through March 31, 2000.

                              Payments to
                              Employees            Write-Down of           Payments on
                              Involuntarily        Operating Assets        Canceled
(dollars in thousands)        Terminated (A)       To Be Sold (B)          Contracts (A)          Total
-------------------------------------------------------------------------------------------------------
Net Additions                      $823                  $ 263                 $ 588              $1,674
Expenditures                       (217)                    --                   (50)               (267)
                                 ------                  -----                 -----             -------
Balance as of December 31,1999      606                    263                   538               1,407
                                 ------                  -----                 -----             -------


Net Additions                       962                     --                    26                 988
Expenditures and decreases       (1,145)                   (36)                 (203)             (1,384)
                                 ------                  -----                 -----             -------
Balance as of March 31, 2000     $  423                  $ 227                 $ 361             $ 1,011
                                 ======                  =====                 =====             =======

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

     The Company is implementing its initiatives targeting growth opportunities in the retail and telecommunications markets, becoming a Web-based "analytic application service provider" or "ASP" and the business-to-business e-credit marketplace. The Company already delivers certain of its capabilities through secure Web sites and it will adopt this delivery mode whenever feasible in the future. Although not Web-based, certain other services-such as credit scores delivered through credit reporting agencies and account management services delivered through credit card processors-fall within the broader definition of an ASP. The Company is actively looking for more opportunities to deliver its Web-based capabilities in service bureau mode rather than as discrete component deliverables.

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

RESULTS OF OPERATIONS

Revenues

     The business segments of the Company are North American Financial Services, NetSourced Services and Other International business units. Additional information about these segments appears in Note 6 to the Consolidated Financial Statements.

     The majority of the Company's revenues are derived from its North American Financial Services unit. This unit primarily markets Alliance Products and Services and Analytic Products and Services in the United States and Canadian markets. The majority of these products generate usage revenues through third-party alliances with credit bureaus and third-party credit card processors. The NetSourced Services unit principally markets Targeting and Prospecting products, together with Origination and Underwriting, Account and Customer Management products and Standalone Consulting services in the North American market. The Other International business unit covers all of the Company's operations outside of the United States and Canadian markets.


     The  following  table  displays  (a) the  percentage  of total  revenue  by products and (b) the percentage change in revenues within each products category from the corresponding period in the prior fiscal year.
                                       Percentage of                              Percentage of
                                          Revenue                                    Revenue
                                     Three Months Ended       Percentage         Six Months Ended        Percentage
                                         March 31,              Change              March 31,              Change
                                         ---------              ------              ---------              ------
                                      2000       1999                            2000       1999
                                      ----       ----                            ----       ----

Alliance Products and Services        53%         48%             19%            52%        48%             14%
Targeting and Prospecting             24%         23%             10%            25%        22%             19%
Analytic Products & Services           8%          8%              0%             7%         8%            (11%)
Origination and Underwriting           7%          9%            (17%)            7%         9%            (23%)
Account & Customer
   Management                          5%          6%             (6%)            5%         6%             (7%)
Standalone Consulting                  2%          4%            (41%)            3%         4%            (24%)
Other                                  1%          2%            (61%)            1%         3%            (65%)
                                   ------      ------                           -----     -------
Total revenues                       100%        100%              6%             100%      100%             5%
                                   ======      ======                           ======    ======


     The revenues of Alliance Products and Services are generated primarily by usage-priced credit scoring services distributed through major credit bureaus and credit account management services distributed through third-party bankcard processors in the United States and Canada. Alliance Products and Services also include the Company's ScoreNet(R) and PreScore(R) services, insurance bureau scores, and other related products. In the most recent quarter and the six-months ended March 31, 2000, the growth in Alliance Products and Services revenues was primarily due to a strong demand for risk scoring services at the credit bureaus and increased revenues from services provided through bankcard processors and from the Company's insurance bureau scores at the credit bureaus. These increases were partially offset by decreased revenues derived from the ScoreNet(R) services. The Company believes that the decline in ScoreNet(R) services revenues primarily reflects a shift in the purchasing patterns of customers from these products to credit scoring services at the credit bureaus.

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

     While the Company has been very successful in extending or renewing its agreements with credit bureaus and credit card processors in the past, and believes it will generally be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on revenues and operating margin. Revenues generated through the Company's alliances with Equifax, Inc.; Experian Information Solutions, Inc. (formerly TRW Information Systems & Services); and Trans Union Corporation each accounted for approximately 8% to 10% of the Company's total revenues in fiscal 1997, approximately 7% to 10% in fiscal 1998 and approximately 8% to 10% in fiscal 1999.

     Targeting and Prospecting Services, formerly the DynaMark business unit, include a variety of data processing and database management services provided to companies and organizations involved in direct marketing. Revenues from Targeting and Prospecting products are generated from a combination of fixed fee and usage-based pricing. The increases in Targeting and Prospecting products' revenues in the three and six months ended March 31, 2000 compared with the same periods in the prior fiscal year, were due primarily to increased demand for services from customers in the financial services industry.

     Analytic Products and Services include all revenues from the Company's custom models, custom software and related consulting projects used for screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. Revenues were steady in the most recent quarter compared with the same period in fiscal 1999. The decrease in revenues in the six months ended March 31, 2000 primarily reflects the impact of bank consolidations and external marketing forces related to the Year 2000 issue.

     Origination and Underwriting products automate the processing of credit applications and are primarily comprised of products which were formerly referred to as ASAP products. Revenues from Origination and Underwriting products decreased in the quarter and six months ended March 31, 2000, compared to the same periods in the prior fiscal year, primarily due to reduced sales of CreditDesk and sales of StrategyWare(R) decision engine systems, and the impact of adoption of SOP 98-9. In May 2000 the Company plans to release a new line of products, LiquidCredit(TM), which provides internet real-time credit decisioning. Management intends that the LiquidCredit line of products will, over time, replace its CreditDesk product offerings.

     Account and Customer Management products include the Company's revenues from sales of credit account management systems (TRIAD) sold to end-users, and its fraud control systems products. The decrease in revenues in the three- and six-month periods ending March 31, 2000, compared to the same periods in the prior fiscal year, was primarily due to customers' deferral of software purchases due to external marketing forces related to the Year 2000 issue and the pending release of the new version of TRIAD (6.0). With respect to TRIAD, the Company's high degree of success in penetrating the U.S. bankcard industry with these products has limited, and may continue to limit, the revenue growth in that market. However, the Company has added functionality for the existing base of TRIAD users and is actively marketing TRIAD for other types of credit products and in overseas markets.

     Standalone Consulting Services, comprised principally of the services offered by the Company's former Credit and Risk Management Associates subsidiary, consist of credit risk management consulting services. Compared to the same periods in fiscal 1999, revenues declined in the three- and six-month period ended March 31, 2000 due to diversion of personnel to implement the reorganization plan adopted October 1999.

     Total revenues derived from outside of the United States represented approximately 15% and 20% of total revenues in the quarters ended March 31,1999 and March 31, 2000, respectively. Gains or losses due to fluctuations in currency exchange rates have not been significant to date but may become more important if, as expected, the proportion of the Company's revenues denominated in foreign currencies increases in the future.

     Other products include the Company's smaller, discrete product lines and revenues of RMT. The revenues of RMT were down significantly in the quarter and six months ended March 31, 2000 compared with the same periods in the prior fiscal year. The decline in RMT's revenues were due principally to the impact of bank consolidations and the delays in releases of new products.

     Revenues from software maintenance and consulting services each accounted for less than 10% of revenues in each of the three years in the period ended September 30, 1999, and the Company does not expect revenues from either of these sources to exceed 10% of revenues in the foreseeable future.

     During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated most of its revenue growth from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to (a) develop new, high-value products, (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (c) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending, healthcare information management, retail, telecommunications and eBusiness. During fiscal 1998, the Company's backlog of orders for fixed-priced products declined slightly, and in fiscal 1999 this backlog declined an additional $7.3 million. Most usage based revenues do not appear as part of the backlog. During the quarters ended December 31, 1999 and March 31, 2000, this backlog increased by $2.7 million and $17.5, respectively. In the most recent quarter the backlog was $76.2 million which represents a 35% increase compared with the same period in the prior fiscal year. This improvement was across all business areas with particular strength in Alliance Products and Services and Account and Customer Management products. Backlog orders may be cancelled or delayed. There is no assurance that backlog will result in revenues. Management believes that increased revenue growth in fiscal 2000 and later years will depend to a large extent on sales of newly developed products.

     Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. Management believes this constraint will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities that it believes have exceptional long-term potential. This is the basis for the Company's new strategic focus of becoming an eBusiness company and implementing new growth initiatives targeted at the retail and telecommunications markets. A similar longer-range strategic initiative occurred during the period from 1988 through 1990, when the Company devoted significant resources to developing the usage-priced services that it distributes through credit bureaus and third-party processors.

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

                                            Six Months                           Three Months
                                               Ended            Percentage           Ended           Percentage
                                             March 31,            Change            March 31,          Change
                                          -----------             ------          ------------         ------
                                          2000   1999                             2000    1999
                                          ----   ----                             ----    ----
Revenues                                 100%     100%           5%               100%      100%          6%
Costs and expenses:
   Cost of revenues                       42       38           15%                41        39          12%
   Research and development               12       11            9%                10        11          (6%)
   Sales, general and administrative      30       33           (3%)               32        32           3%
   Amortization of intangibles             1        1           25%                 1         1          25%
   Restructuring Charge                    2       --           NM                  1        --          NM
                                        ----     ----                            ----     -----

     Total costs and expenses             87       83            9%                85        83           8%
                                        ----     ----                            ----     -----
Income from operations                    13       17          (18%)               15        17          (2%)
   Other income and expense                1        1          (13%)                2         2         (33%)
                                        ----     ----                            ----     -----
   Income before income taxes             14       18          (18%)               17        19          (5%)

   Provision for income taxes              6        7          (19%)                7         8          (7%)
                                        ----     ----                            ----     -----
Net income                                 8%      11%         (17%)               10%       11%         (4%)
                                        ====     ====                            ====     =====

         NM = Not meaningful

Cost of revenues

     Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of revenues, increased in the six-months ended March 31, 2000 compared with the corresponding period in fiscal 1999. The increase was primarily due to costs related to the HRMS line of business and the increasing percentage of revenues coming from Targeting and Prospecting products and services, all of which generally have a lower gross margin than the Company's other products and services. As compared with the same quarter of fiscal 1999, the cost of revenues, as a percentage of revenues, increased in the quarter ended March 31, 2000 principally due to the increasing percentage of revenues coming from Targeting and Prospecting products and an increase in personnel costs because of a change in accounting for accrued vacation and sick leave.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms and developing software tools that are aimed at improving productivity, profitability and management control.

     Research and development expenses increased slightly in the six-months ended March 31, 2000 over the corresponding six month period of fiscal 1999, as the Company continued to emphasize development of new technologies and new products. Research and development expenditures in the six-month period ending March 31, 2000 were primarily related to charges for a software development license and new products, and in the three-month period ended March 31, 2000, primarily related to new products and product extensions. Though down slightly in the quarter ended March 31, 2000 as compared with the corresponding period of fiscal 1999, the Company expects that research and development expenses will continue to constitute a significant percentage of revenue in future periods for development of new products targeted for the telecommunications and retail markets and to implement its strategic focus on becoming an eBusiness company.

Sales, general and administrative

     Sales, general and administrative expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses, compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions, such as finance and computer information systems. As a percentage of revenues, these expenses for the six-month period ended March 31, 2000, were lower than in the corresponding period of fiscal 1999, due primarily to a reduction in media advertising. Expenses for the three-month period ended March 31, 2000, as a percentage of revenues, were essentially unchanged as compared with the same period of fiscal 1999.

Amortization of intangibles

     The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years.

Restructuring Charge

     In the quarter ended December 31, 1999, the Company announced discontinuance of its HRMS line and recorded restructuring charges totaling $1,674,000. During the most recent quarter the Company announced and began to implement supplemental restructuring actions aimed at reducing costs. The Company recognized a $988,000 charge for the estimated costs of those actions. The restructuring action consisted of terminating approximately 40 full-time employees, of whom approximately 25 were terminated during the most recent quarter. The combined restructuring actions have resulted in cash expenditures of $1,615,000 and a noncash asset write-down of $36,000 through March 31, 2000. See Note 7 to the Consolidated Financial Statements for additional information.

Other income and expense

     Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, increased in the six- and three-month periods ended March 31, 2000, compared with the corresponding periods a year earlier due to higher balances invested in interest bearing instruments. In the corresponding periods in the prior fiscal year, the Company recorded a one-time gain of approximately $484,000 on the sale of investment securities.

Provision for income taxes

     The Company's effective tax rate decreased from 42% to 41.3 % in the six- and three-month periods ended March 31, 2000, compared to March 31, 1999. The decrease was due primarily to the use of a higher estimated state tax rate in fiscal 1999 than used in the current fiscal year.

Financial Condition

     Working capital increased from $55,885,000 at September 30, 1999 to $77,992,000 at March 31, 2000. Cash and marketable investments increased from $69,865,000 at September 30, 1999, to $73,966,000 at March 31, 2000. The
Company's long-term obligations are mainly due to lease and employee incentive and benefit obligations. The Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

     In fiscal 1998, the Company entered into a synthetic lease arrangement to construct an office complex intended to accommodate future growth. The Company intends to sell the office complex project to a developer in the third quarter of fiscal 2000 and has decided not to occupy any part of the project. The Company estimates that the transaction will result in a loss but the actual amount will depend on the price at which it actually sells the property and the amount of the selling expenses.

     In fiscal 1999, the Company initiated a stock repurchase program under which the Company was authorized to purchase up to one million shares of its common stock, to be funded by cash on hand.

Through March 31, 2000, the Company had repurchased 360,004 shares at a cost of approximately $12.2 million.

Year 2000

     The most recent quarter was impacted by the effects of purchasing patterns of customers in prior periods when they slowed down computer software purchases to devote more time to preparing and testing their systems for Year 2000 readiness. The Company experienced no other significant disruption of its revenues or operations from Year 2000 issues. Cumulative costs expended for Year 2000 remediation (including readiness testing) of products and internal systems and contingency planning to date are approximately $4.9 million and the Company expects to incur no additional significant costs. These costs principally consist of both internal staff costs and expenses for external consultants, software and hardware, which are expensed by the Company during the period they are incurred.

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

     The   following   table   presents  the   principal   amounts  and  related
weighted-average yields for the Company's fixed rate investment portfolio at March 31,2000:

                                                          Carrying       Average
                                                          Amounts         Yield

Cash and cash equivalents:

      Commercial paper                                      $ 317,000      6.2%
      U.S. government obligations                           2,989,000      5.8%
      Money market funds                                    6,870,000      5.6%
                                                          -----------
                                                           10,176,000      5.7%
                                                          -----------

Short-term investments:
      U.S. government obligations                          19,288,000      6.5%

Long-term investments:
      U.S. government obligations                          30,793,000      6.9%
                                                          -----------
      Total                                               $60,257,000
                                                          ===========

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         24.1 Power of Attorney (see page 20 of this Form 10-Q).

         27    Financial Data Schedule

(b)      Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FAIR, ISAAC AND COMPANY, INCORPORATED

DATE: May 12, 2000

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

DATE: May 12, 2000

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

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

Exhibit No.           Exhibit
-----------           -------

24.1                  Power of Attorney

27                    Financial Data Schedule