Form 10-Q
period 2000-06-30
FAIR ISAAC & COMPANY INC
filed 2000-08-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               -----------------

                                    FORM 10-Q

         (Mark One)

           [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _x_   No ___.

         The number of shares of Common Stock, $0.01 par value per share, outstanding on August 9, 2000, was 14,435,343.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited) ............  3

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................ 11

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk ......... 18


PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K ................................... 19


SIGNATURES ................................................................. 20

Exhibit Index .............................................................. 21

PART I - FINANCIAL INFORMATION

                                                    ITEM 1. Financial Statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                June 30, 2000 and September 30, 1999
                                                       (dollars in thousands)

                                                             (Unaudited)

                                                                                                   June 30,            September 30,
                                                                                                     2000                    1999
                                                                                                   ---------              ---------
Assets
Current assets:
     Cash and cash equivalents                                                                     $  21,938              $  20,715
     Short-term investments                                                                           20,301                  5,216
     Accounts receivable, net                                                                         37,666                 36,007
     Unbilled work in progress                                                                        26,659                 26,859
     Prepaid expenses and other current assets                                                        10,856                  6,509
     Deferred income taxes                                                                             6,312                  6,021
                                                                                                   ---------              ---------
       Total current assets                                                                          123,732                101,327
Investments                                                                                           35,419                 43,934
Property and equipment, net                                                                           42,496                 39,353
Intangibles, net                                                                                       9,169                 10,730
Deferred income taxes                                                                                  5,932                  5,932
Other assets                                                                                           9,200                  9,077
                                                                                                   ---------              ---------
                                                                                                   $ 225,948              $ 210,353
                                                                                                   =========              =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                                              $   1,978              $   3,340
     Accrued compensation and employee benefits                                                       14,464                 23,436
     Other accrued liabilities                                                                         6,427                  9,339
     Billings in excess of earned revenues                                                            11,864                  8,898
     Capital lease obligations                                                                           447                    429
                                                                                                   ---------              ---------
       Total current liabilities                                                                      35,180                 45,442
Long-term liabilities:
     Accrued compensation and employee benefits                                                        4,553                  6,104
     Other liabilities                                                                                 1,634                  1,944
     Capital lease obligations                                                                            26                    364
                                                                                                   ---------              ---------
                                                                                                       6,213                  8,412
                                                                                                   ---------              ---------
       Total liabilities                                                                              41,393                 53,854
                                                                                                   ---------              ---------

Stockholders' equity:
     Preferred stock                                                                                    --                     --
     Common stock                                                                                        147                    143
     Paid in capital in excess of par value                                                           46,359                 38,287
     Retained earnings                                                                               148,472                129,530
     Less treasury stock                                                                              (9,573)               (11,290)
     Accumulated other comprehensive loss                                                               (850)                  (171)
                                                                                                   ---------              ---------
       Total stockholders' equity                                                                    184,555                156,499
                                                                                                   ---------              ---------
                                                                                                   $ 225,948              $ 210,353
                                                                                                   =========              =========


See accompanying notes to the condensed consolidated financial statements.

                                                                 3

                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                  For the nine months and three months ended June 30, 2000 and 1999
                                               (in thousands, except per share data)
                                                             (Unaudited)

                                                                 Nine Months Ended June 30,           Three Months Ended June 30,
                                                              -------------------------------       -------------------------------
                                                                  2000               1999               2000                1999
                                                              ------------       ------------       ------------       ------------
Revenues                                                      $    219,297       $    204,092       $     75,903       $     67,241

Costs and expenses:
    Cost of revenues                                                93,935             77,208             33,867             25,196
    Research and development                                        23,273             22,961              6,343              7,401
    Sales, general and administrative                               66,601             68,467             22,781             23,088
    Amortization of intangibles                                      1,560              1,287                510                445
    Restructuring charge                                             2,878               --                  216               --
                                                              ------------       ------------       ------------       ------------
       Total costs and expenses                                    188,247            169,923             63,717             56,130
                                                              ------------       ------------       ------------       ------------
Income from operations                                              31,050             34,169             12,186             11,111
Other income, net                                                    2,669              2,557                953                595
                                                              ------------       ------------       ------------       ------------
Income before income taxes                                          33,719             36,726             13,139             11,706
Provision for income taxes                                          13,926             15,241              5,427              4,733
                                                              ------------       ------------       ------------       ------------
Net income                                                    $     19,793       $     21,485       $      7,712       $      6,973
                                                              ============       ============       ============       ============


Net income                                                    $     19,793       $     21,485       $      7,712       $      6,973
 Other comprehensive loss, net of tax:
    Unrealized loss (gain) on investments                             (418)              (550)                 3               (284)
    Foreign currency translation adjustments                          (261)              (286)              (118)               (65)
                                                              ------------       ------------       ------------       ------------
Other comprehensive loss                                              (679)              (836)              (115)              (349)
                                                              ------------       ------------       ------------       ------------
Comprehensive income                                          $     19,114       $     20,649       $      7,597       $      6,624
                                                              ============       ============       ============       ============


Earnings per share:
    Diluted                                                   $       1.36       $       1.49       $        .53       $        .49
                                                              ============       ============       ============       ============

    Basic                                                     $       1.40       $       1.52       $        .54       $        .50
                                                              ============       ============       ============       ============

Shares used in computing earnings per share:

    Diluted                                                     14,543,000         14,423,000         14,601,000         14,301,000
                                                              ============       ============       ============       ============

    Basic                                                       14,172,000         14,090,000         14,338,000         14,081,000
                                                              ============       ============       ============       ============


See accompanying notes to the condensed consolidated financial statements.

                                                                 4

                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the nine months ended June 30, 2000 and 1999
                                                       (dollars in thousands)
                                                             (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                                 June 30
                                                                                                      -----------------------------
                                                                                                        2000                 1999
                                                                                                      --------             --------
Cash flows from operating activities
     Net income                                                                                       $ 19,793             $ 21,485
     Adjustments to reconcile net income to cash provided by
       Operating activities:
         Depreciation and amortization                                                                  14,971               12,637
         Deferred compensation                                                                             621                  200
         Tax benefit from employee stock plans                                                           1,003                1,306
         Gain on sale of investments                                                                      --                   (483)
         Equity loss in investments                                                                         13                 --
         Other                                                                                             208                  162
         Changes in operating assets and liabilities:
           Accounts receivable                                                                          (1,797)              (1,285)
           Unbilled work in progress                                                                       200               (4,012)
           Prepaid expenses and other assets                                                            (4,345)              (5,642)
           Other assets                                                                                   (121)                  19
           Accounts payable                                                                             (1,289)              (2,215)
           Accrued compensation and employee benefits                                                   (8,815)                 246
           Other accrued liabilities                                                                    (2,832)              (1,166)
           Billings in excess of earned revenues                                                         2,966                 (141)
           Other liabilities                                                                            (1,263)              (1,563)
                                                                                                      --------             --------
              Net cash provided by operating activities                                                 19,313               19,548
                                                                                                      --------             --------

Cash flows from investing activities

     Purchases of property and equipment                                                               (15,887)              (9,428)
     Payment for acquisition of subsidiary                                                                --                 (1,455)
     Purchases of investments                                                                          (13,099)             (69,472)
     Proceeds from sale of investments                                                                    --                 46,647
     Proceeds from maturities of investments                                                             5,606               21,710
                                                                                                      --------             --------
              Net cash used in investing activities                                                    (23,380)             (11,998)
                                                                                                      --------             --------

Cash flows from financing activities

     Principal payments of capital lease obligations                                                      (320)                (306)
     Proceeds from the exercise of stock options and
      issuance of treasury stock                                                                         6,500                2,475
     Dividends paid                                                                                       (851)                (847)
     Repurchase of company stock                                                                           (39)             (10,289)
                                                                                                      --------             --------
              Net cash provided by (used in) financing activities                                        5,290               (8,967)
                                                                                                      --------             --------

     Increase (decrease) in cash and cash equivalents                                                    1,223               (1,417)
     Cash and cash equivalents, beginning of period                                                     20,715               14,242
                                                                                                      --------             --------
     Cash and cash equivalents, end of period                                                         $ 21,938             $ 12,825
                                                                                                      ========             ========


See accompanying notes to the condensed consolidated financial statements.

                                                                 5

                      FAIR, ISAAC AND COMPANY, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Note 1 General

         In management's opinion, the accompanying unaudited condensed consolidated financial statements for Fair, Isaac & Company, Incorporated (the "Company") for the nine months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying condensed consolidated financial statements do not contain all of the information and notes required by generally accepted accounting principles for complete financial statements. This report and the accompanying condensed consolidated financial statements should be read in connection with the Company's audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Notes that would substantially duplicate the disclosures in the Company's audited consolidated financial statements for the fiscal year ended September 30, 1999, contained in the 1999 Form 10-K have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 2000.

Note 2 Reclassification

         Certain amounts in the accompanying condensed consolidated financial statements have been reclassified in order to conform the presentation.

Note 3 Earnings Per Share

         The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                              Nine months ended              Three months ended
                                                                                    June 30                        June 30
(in thousands, except per share data)                                        2000            1999            2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Numerator - Net income                                                     $ 19,793        $ 21,485        $  7,712        $  6,973
                                                                           ========        ========        ========        ========

Denominator - Shares:
     Diluted weighted-average shares and assumed
     conversions of stock options                                            14,543          14,423          14,601          14,301
     Effect of dilutive securities - employee stock options                    (371)           (333)           (263)           (220)
                                                                           --------        --------        --------        --------

     Basic weighted-average shares                                           14,172          14,090          14,338          14,081
                                                                           ========        ========        ========        ========

Earnings per share:
     Diluted                                                               $   1.36        $   1.49        $    .53        $    .49
                                                                           ========        ========        ========        ========
     Basic                                                                 $   1.40        $   1.52        $    .54        $    .50
                                                                           ========        ========        ========        ========


         The computation of diluted EPS for the nine months ended June 30, 2000 and 1999, excludes stock options to purchase 173,000 and 177,000 shares of common stock, respectively. The computation of diluted EPS for the three-months ended June 30, 2000 and 1999 excludes stock options to purchase 296,000 and 1,462,000 shares of common stock, respectively. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

Note 4 Cash Flow Statement

         Supplemental disclosure of cash flow information:

                                                      Nine months ended June 30,
(dollars in thousands)                                     2000      1999
--------------------------------------------------------------------------------

Income tax payments                                      $19,884    $20,781
Interest paid                                            $    54    $    98

Non-cash investing and financing activities:

     Issuance of treasury stock to ESOP                  $ 1,706    $ 1,455
     Assets acquired through capital lease financing     $   953    $ 1,641
     Purchase of CRMA with Common Stock                  $  --      $   654
     Cancellation of restricted stock                    $   353    $  --


Note 5 New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No.133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because the Company currently holds no derivative instruments and its hedging activities are immaterial, management expects that the adoption of SFAS No. 133 will have no material impact on the Company's financial position, results of operations or cash flows. Management intends to conform its consolidated financial statements to this pronouncement beginning July 1, 2000.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. Interpretative guidance for the SAB is expected to be issued soon. Management has not determined the impact that adoption of SAB No. 101 will have on the Company's financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management believes that FIN No. 44 will not have any material impact on the Company's financial position, results of operations or cash flows.

Note 6 Employee Stock Purchase Plan

         In November 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by the Company's shareholders on February 1, 2000. Under the Purchase Plan employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must be equal to at least 85% of the market value on the date offered or the date purchased. A maximum of 1,500,000 shares of common stock can be sold under the Purchase Plan. As of June 30, 2000, a total of 22,283 shares had been issued under the Purchase Plan.

Note 7 Segment Information

         Effective October 1, 1999, the Company reorganized the operating structure of the business segments. As a result, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations. Significant changes included moving end-user software for clients in the U. S. and Canada from the former Credit and other segments and combining this business with the former DynaMark business to form the Netsourced Services segment, and establishing two new segments named North American Financial Services and Other International, which are comprised primarily of businesses formerly included in the Credit segment. The segment information for the three and nine months ended June 30, 1999 has been restated to conform to the fiscal year 2000 presentation.

         The Company's Chief Executive and Operating Officers evaluate financial performance based on measures of business segment revenues and operating profit or loss. Unallocated other income consists mainly of interest income and an equity loss in an investment. The Company does not evaluate the financial performance of each segment based on its assets or capital expenditures.

                                                                                      Nine months ended June 30, 2000
                                                                --------------------------------------------------------------------
                                                                North
                                                                American
                                                                Financial          Other              Netsourced
(dollars in thousands)                                          Services           International      Services            Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Segment                                                       $ 117,237          $  28,533          $  74,076           $ 219,846
  Healthcare receivables management                                  --                 --                 (549)               (549)
                                                                ---------          ---------          ---------           ---------
                                                                $ 117,237          $  28,533          $  73,527           $ 219,297
                                                                =========          =========          =========           =========

Segment income from operations                                  $  27,825          $   3,485          $     (10)          $  31,300
                                                                =========          =========          =========
Unallocated other income, net                                                                                                 2,669
                                                                                                                          ---------
Income before Income Taxes                                                                                                $  33,969
                                                                                                                          =========


                                                                                      Nine months ended June 30, 1999
                                                                --------------------------------------------------------------------
                                                                North
                                                                American
                                                                Financial          Other              Netsourced
(dollars in thousands)                                          Services           International      Services            Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Segment                                                       $ 117,237          $  28,533          $  74,076           $ 219,846

Revenues:
  Segment                                                       $ 101,001          $  21,841          $  79,947           $ 202,789
  Healthcare receivables management                                  --                 --                1,303               1,303
                                                                ---------          ---------          ---------           ---------
                                                                $ 101,001          $  21,841          $  81,250           $ 204,092
                                                                =========          =========          =========           =========

Segment income for operations                                   $  32,159          $   2,106          $     (96)          $  34,169
                                                                =========          =========          =========

Unallocated other income, net                                                                                                 2,557
                                                                                                                          ---------
Income before Income Taxes                                                                                                $  36,726
                                                                                                                          =========




                                                                                 Three months ended June 30, 2000
                                                                --------------------------------------------------------------------
                                                                North
                                                                American
                                                                Financial          Other              Netsourced
(dollars in thousands)                                          Services           International      Services            Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Segment                                                       $  41,202          $  11,394          $  23,929           $  76,525
  Healthcare receivables management                                  --                 --                 (622)               (622)
                                                                ---------          ---------          ---------           ---------
                                                                $  41,202          $  11,394          $  23,307           $  75,903
                                                                =========          =========          =========           =========

Segment income from operations                                  $  10,283          $   1,882          $     271           $  12,436
                                                                =========          =========          =========
Unallocated other income, net                                                                                                   953
                                                                                                                          ---------
Income before Income Taxes                                                                                                $  13,389
                                                                                                                          =========


                                                                                 Three months ended June 30, 1999
                                                                --------------------------------------------------------------------
                                                                North
                                                                American
                                                                Financial          Other              Netsourced
(dollars in thousands)                                          Services           International      Services            Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Segment                                                       $  33,097          $   7,731          $  26,301           $  67,129
  Healthcare receivables management                                  --                 --                  112                 112
                                                                ---------          ---------          ---------           ---------
                                                                $  33,097          $   7,731          $  26,413           $  67,241
                                                                =========          =========          =========           =========

Segment income for operations                                   $  10,742          $     789          $    (420)          $  11,111
                                                                =========          =========          =========
Unallocated other income, net                                                                                                   595
                                                                                                                          ---------
Income before Income Taxes                                                                                                $  11,706
                                                                                                                          =========


Due to minor reclassifications, the revenues and income for the nine months ended June 30, 2000 are slightly different than the combination of the first three quarters.

Note 8 Restructuring Charge

         In October 1999, the Company announced a restructuring plan to discontinue its Healthcare Receivables Management System ("HRMS") product line beginning December 1999. The restructuring plan was necessitated by disappointing market acceptance and the prospect of continuing losses in fiscal 2000, and the Company's adoption of a new strategic direction. These actions resulted in a net charge during the first quarter of $1,674,000. The restructuring actions consist of terminating approximately 30 full-time employees who were terminated before the end of January 2000; canceling certain facility leases and other operating leases supporting the HRMS product line; and writing down computer hardware and leasehold improvements due to the abandonment of the HRMS facility. Restructuring actions were completed under the plan by June 30, 2000. An additional charge of $174,000 for payments on canceled contracts related to the HRMS product line was recorded in the three months ended June 30, 2000.

         During the second quarter the Company announced and began to implement supplemental restructuring actions aimed at reducing costs. The Company recognized a $988,000 charge for the estimated costs of those actions. The restructuring action consisted of terminating approximately 40 full-time employees, of whom approximately 25 were terminated during the second quarter. Restructuring actions were completed under the plan by June 30, 2000. Additional charges of $42,000 for payments to terminated employees was recorded in the three months ended June 30, 2000.

         The combined restructuring actions have resulted in cash expenditures of $2,167,000 and a non-cash asset write-down of $70,000 through June 30, 2000.

         The following table depicts the restructuring activity through June 30, 2000.

                                                             Payments to
                                                             Employees          Write-Down of      Payments on
                                                             Involuntarily      Operating Assets   Canceled
(dollars in thousands)                                       Terminated (A)     To Be Sold (B)     Contracts (A)              Total
-----------------------------------------------------------------------------------------------------------------------------------
Net Additions                                                      $   823            $   263            $   588            $ 1,674
Expenditures                                                          (217)              --                  (50)              (267)
                                                                   -------            -------            -------            -------
Balance as of December 31,1999                                         606                263                538              1,407
                                                                   -------            -------            -------            -------


Net Additions                                                          962               --                   26                988
Expenditures and decreases                                          (1,145)               (36)              (203)            (1,384)
                                                                   -------            -------            -------            -------
Balance as of March 31, 2000                                           423                227                361              1,011
                                                                   =======            =======            =======            =======

Net Additions                                                           42               --                  174                216
Expenditures and decreases                                            (308)               (34)              (244)              (586)
                                                                   -------            -------            -------            -------
Balance as of June 30, 2000                                        $   157            $   193            $   291            $   641
                                                                   =======            =======            =======            =======

(A): Cash;  (B): Noncash


Note 9 Commitments and Contingencies

         In fiscal 1998, the Company entered into a synthetic lease arrangement to construct an office complex intended to accommodate future growth. On May 15, 2000 the Company announced its intention to sell the office complex project to a real estate development firm and has decided not to occupy any part of the project. The Company expects that the sale will close in the fourth quarter of fiscal 2000 and estimates that it will result in a loss of approximately $2 million.

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

         The Company is implementing its initiatives targeting growth opportunities in the retail and telecommunications markets, becoming a Web-based "analytic application service provider" or "ASP" and the business-to-business e-credit marketplace. The Company already delivers certain of its capabilities through secure Web sites and it will adopt this delivery mode whenever feasible in the future. Although not Web-based, certain other services--such as credit scores delivered through credit reporting agencies and account management services delivered through credit card processors--fall within the broader definition of an ASP. The Company is actively looking for more opportunities to deliver its Web-based capabilities in service bureau mode rather than as discrete component deliverables.

         This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes which was previously filed with the Securities Exchange Commission. In addition to historical information, this report includes certain forward-looking statements regarding events and trends that may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis.

RESULTS OF OPERATIONS

Revenues

         The business segments of the Company are North American Financial Services, Other International and NetSourced Services business units. Additional information about these segments appears in Note 6 to the Condensed Consolidated Financial Statements.

         The majority of the Company's revenues are derived from its North American Financial Services business unit. This unit primarily markets Alliance Products and Services and Analytic Products and Services in the United States and Canadian markets. The majority of these products generate usage revenues through third-party alliances with credit bureaus and third-party credit card processors. The NetSourced Services business unit principally markets Targeting and Prospecting products, together with Origination and Underwriting, Account and Customer Management products and Standalone Consulting services in the North American market.

         The following table displays (a) the percentage of total revenue by products and (b) the percentage change in revenues within each category of products from the corresponding period in the prior fiscal year.

                                       Percentage of                              Percentage of
                                          Revenue                                    Revenue
                                     Three Months Ended       Percentage        Nine Months Ended        Percentage
                                          June 30,              Change               June 30,              Change
                                          --------              ------               --------              ------
                                       2000       1999                            2000       1999
                                       ----       ----                            ----       ----
Alliance Products and Services        48%         48%             11%            51%        48%             13%
Targeting and Prospecting             24%         26%              6%            25%        23%             14%
Analytic Products & Services           8%          8%              4%             7%         8%             (6%)
Origination and Underwriting          10%          8%             48%             8%         9%             (2%)
Account & Customer
   Management                          8%          5%             90%             6%         5%             19%
Standalone Consulting                  2%          3%            (19%)            2%         4%            (23%)
Other                                  --          2%            (80%)            1%         3%            (69%)
                                   ------      ------                         ------    ------
Total revenues                       100%        100%             13%           100%       100%             7%
                                   ======      ======                         ======    ======


         The revenues of Alliance Products and Services are generated primarily by usage-priced credit scoring services distributed through major credit bureaus and credit account management services distributed through third-party bankcard processors in the United States and Canada. Alliance Products and Services also include the Company's ScoreNet(R) and PreScore(R) services, insurance bureau scores, and other related products. In the most recent quarter and the nine-months ended June 30, 2000, the growth in Alliance Products and Services revenues was primarily due to a strong demand for scoring services at the credit bureaus and increased revenues from services provided through bankcard processors and from the Company's insurance bureau scores at the credit bureaus. These increases were partially offset by decreased revenues derived from the ScoreNet(R) services. The Company believes that the decline in ScoreNet(R) services revenues primarily reflects a shift in the purchasing patterns of customers from these products to credit scoring services obtained directly from the credit bureaus.

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

         Targeting and Prospecting Services, formerly the DynaMark business unit, include a variety of data processing and database management services provided to companies and organizations involved in direct marketing. Revenues from Targeting and Prospecting products are generated from a combination of fixed fee and usage-based pricing. The increases in revenues from Targeting and Prospecting products in the three and nine months ended June 30, 2000, compared with the same periods in the prior fiscal year, were due primarily to increased demand for services from customers in the financial services industry.

         Analytic Products and Services include all revenues from the Company's custom models, custom software and related consulting projects used for screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. Revenues increased slightly in the most recent quarter compared with the same period in fiscal 1999. The Company believes that this increase in purchases by customers was due to a shift in focus away from Year 2000 issues. The decrease in revenues in the nine months ended June 30, 2000 primarily reflects the impact of bank consolidations and customers' focus on the Year 2000 issue in the first half of fiscal 2000.

         Origination and Underwriting products automate the processing of credit applications and are primarily comprised of products which were formerly referred to as ASAP (Automated Strategic Application Processing) products. Revenues from Origination and Underwriting products increased in the quarter due primarily to increased sales of CreditDesk and sales of StrategyWare(R) decision engine systems resulting from increases in purchases by customers due to a shift in focus away from Year 2000 issues, compared to the same period in the prior fiscal year. Revenues decreased slightly in the nine months ended June 30, 2000, compared to the same period in the prior fiscal year, primarily due to reduced sales of CreditDesk and StrategyWare(R) decision engine systems, and the impact of adoption of SOP 98-9. In May 2000, the Company released a new line of products, LiquidCredit(TM), which provides real-time credit decisions over the Internet. Management intends that the LiquidCredit line of products will, over time, replace its CreditDesk product offerings.

         Account and Customer Management products include the Company's revenues from sales of credit account management systems (TRIAD) sold to end-users, and its fraud control systems products. The increase in revenues in the three- and nine-month periods ended June 30, 2000, compared to the same periods in the prior fiscal year, was primarily due to the release of the new version of TRIAD (6.0). With respect to TRIAD, the Company's high degree of success in penetrating the U.S. bankcard industry with these products has limited, and may continue to limit, the revenue growth in that market. However, the Company has added functionality for the existing base of TRIAD users and is actively marketing TRIAD for other types of credit products and in overseas markets.

         Standalone Consulting Services, comprised principally of the services offered by the Company's former Credit and Risk Management Associates subsidiary, consist of credit risk management consulting services. Compared to the same periods in fiscal 1999, revenues declined in the three- and nine-month periods ended June 30, 2000 due to redeployment of personnel to implement the Company's new focus and initiatives.

         Other products include the Company's smaller, discrete product lines, the discontinued HRMS division and revenues of Risk Management Technologies, Inc. (RMT). The revenues of RMT were down significantly in the quarter and nine months ended June 30, 2000, compared with the same periods in the prior fiscal year. The decline in RMT's revenues was due principally to the cessation of sales of RADAR RiskManager products announced in January, 2000. In the current quarter RMT revenues were primarily derived from maintenance fees for existing installations of such RMT products.

         Revenues from software maintenance and consulting services each accounted for less than 10% of revenues in each of the three years in the period ended September 30, 1999, and the Company does not expect revenues from either of these sources to exceed 10% of revenues in the foreseeable future.

         The Other International business unit covers all of the Company's operations outside of the United States and Canadian markets. Total revenues derived from outside of the United States including Canada represented approximately 15% and 20% of total revenues in the quarters ended June 30, 1999 and June 30, 2000, respectively. Gains or losses due to fluctuations in currency exchange rates have not been significant to date, but may become more important if, as expected, the proportion of the Company's revenues denominated in foreign currencies increases in the future.

         During the period since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of the Company's largest institutional clients have merged and consolidated, the Company has generated most of its revenue growth from its bankcard-related scoring and account management business by deepening its penetration of large banks and other credit issuers. The Company believes much of its future growth prospects will rest on its ability to (a) develop new, high-value products, (b) increase its penetration of established or emerging credit markets outside the U.S. and Canada and (c) expand--either directly or through further acquisitions--into relatively undeveloped or underdeveloped markets for its products and services, such as direct marketing, insurance, small business lending, retail, telecommunications and eBusiness. During fiscal 1998, the Company's backlog of orders for fixed-priced products declined slightly, and in fiscal 1999 this backlog declined an additional $7.3 million. Most usage based revenues do not appear as part of the backlog. During the quarters ended December 31, 1999, March 31, 2000 and June 30, 2000, this backlog increased by $2.7 million, $17.5 million and $2.6 million, respectively. At June 30, 2000, the backlog was $78.8 million which represents a 37% increase compared with the same period in the prior fiscal year. Backlog orders may be cancelled or delayed. There is no assurance that backlog will result in revenues. Management believes that increased revenue growth in fiscal 2000 and later years will depend to a large extent on sales of newly developed products. The Company's efforts to develop new products is expected to result in increased expenses. There can be no assurance that the Company will be successful in developing new products or that any new products will generate additional revenue necessary to justify the additional expenses the Company will incur.

         Over the long term, in addition to the factors discussed above, the Company's rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which it can recruit and absorb additional professional staff. Management believes this constraint will continue to exist indefinitely. On the other hand, despite the high penetration the Company has already achieved in certain markets, the opportunities for application of its core competencies are much greater than it can pursue. Thus, the Company believes it can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times management may forego short-term revenue growth in order to devote limited resources to opportunities that it believes have exceptional long-term potential. This is the basis for the Company's new strategic focus on becoming an eBusiness company and implementing new growth initiatives targeted at the retail and telecommunications markets. A similar longer-range strategic initiative occurred during the period from 1988 through 1990, when the Company devoted significant resources to developing the usage-priced services that it distributes through credit bureaus and third-party processors.

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

                                            Nine Months                           Three Months
                                               Ended          Percentage              Ended            Percentage
                                             June 30,           Change              June 30,             Change
                                             --------           ------              --------             ------
                                         2000    1999                             2000     1999
                                         ----    ----                             ----     ----
Revenues                                 100%     100%           7%               100%      100%         13%
Costs and expenses:
   Cost of revenues                       43       38           22%                45        37          34%
   Research and development               11       11            1%                 8        11         (14%)
   Sales, general and administrative      30       33            3%                30        34          (1%)
   Amortization of intangibles             1        1           21%                 1         1          15%
   Restructuring Charge                    1       --           NM                 --        --          NM
                                        ----     ----                            ----     -----
     Total costs and expenses             86       83           11%                84        83          14%
                                        ----     ----                            ----     -----
Income from operations                    14       17           (9%)               16        17          10%
   Other income and expense                1        1            4%                 1        --          60%
                                        ----     ----                            ----     -----
   Income before income taxes             15       18           (8%)               17        17          12%
   Provision for income taxes              6        7           (9%)                7         7          15%
                                        ----     ----                            ----     -----
Net income                                 9%      11%          (8%)               10%       10%         11%
                                        ====     ====                            ====     =====

         NM = Not meaningful


Cost of revenues

         Cost of revenues consists primarily of personnel, travel, and related overhead costs; costs of computer service bureaus; and the amounts paid by the Company to credit bureaus for scores and related information in connection with the ScoreNet(R) service. The cost of revenues, as a percentage of revenues, increased in the nine-and three-months ended June 30, 2000, compared with the corresponding periods in fiscal 1999, primarily due to increases in personnel and computing costs related to building ASP delivery capacity for new products.

Research and development

         Research and development expenses include the personnel and related overhead costs incurred in product development, researching mathematical and statistical algorithms and developing software tools that are aimed at improving productivity, profitability and management control.

         Research and development expenses as a percentage of revenues were essentially unchanged in the nine-months ended June 30, 2000 over the corresponding nine month period of fiscal 1999. Research and development expenditures in the three-month period ending June 30, 2000, as a percentage of revenues, were down as compared with the corresponding period of fiscal 1999, due primarily to redeployment of personnel to focus on increasing ASP delivery capacity for new products. The Company is continuing to emphasize development of new technologies and new products and expects that research and development expenses will increase as a percentage of revenues in future periods for development of new products targeted for the telecommunications and retail markets and to implement its strategic focus on becoming an eBusiness company.

Sales, general and administrative

         Sales, general and administrative expenses consist principally of personnel, travel, overhead, advertising and other promotional expenses, compensation expenses for certain senior management, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities and the costs of operating administrative functions, such as finance and computer information systems. As a percentage of revenues, these expenses for the nine-month and three-month periods ended June 30, 2000, were lower than in the corresponding period of fiscal 1999, due primarily to a reduction in consulting expenses. In the nine-month and three-month periods in the prior fiscal year, the Company incurred consulting fees related to its reorganization and changes in its employee benefit plans, and incurred significantly less such fees in the corresponding periods of the current fiscal year.

Amortization of intangibles

         The Company is amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years.

Restructuring charge

         In the quarter ended December 31, 1999, the Company announced discontinuance of its HRMS line and recorded restructuring charges totaling $1,674,000. During the second quarter the Company announced and began to implement supplemental restructuring actions aimed at reducing costs. The Company recognized a $988,000 charge for the estimated costs of those actions. The restructuring action consisted of terminating approximately 40 full-time employees, of whom approximately 25 were terminated during the second quarter. Restructuring actions were completed under the plan by June 30, 2000. Additional charges of $42,000 for payments to terminated employees and $174,000 for payments on canceled contracts related to the HRMS product line were recorded in the three months ended June 30, 2000. The combined restructuring actions have resulted in cash expenditures of $2,167,000 and a non-cash asset write-down of $70,000 through June 30, 2000.

Other income and expense

         Interest income, derived from the investment of funds surplus to the Company's immediate operating requirements, increased in the nine- and three-months periods ended June 30, 2000, compared with the corresponding periods a year earlier due to higher balances invested in interest bearing instruments and improved interest rates. In the second quarter of the prior fiscal year, the Company recorded a one-time gain of approximately $484,000 on the sale of investment securities.

Provision for income taxes

         The Company's effective tax rate decreased from 41.5% to 41.3% in the nine- and three- month periods ended June 30, 2000, compared to June 30, 1999. The decrease was due primarily to the use of a higher estimated state tax rate in fiscal 1999 than used in the current fiscal year.

Financial Condition

         Working capital increased from $55,885,000 at September 30, 1999 to $88,552,000 at June 30, 2000. Cash and marketable investments increased from $69,865,000 at September 30, 1999, to $77,658,000 at June 30, 2000. The
Company's long-term obligations are mainly due to employee incentive and benefit obligations. The Company believes that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet its capital and liquidity needs for both the current year and the foreseeable future.

         In fiscal 1998, the Company entered into a synthetic lease arrangement to construct an office complex intended to accommodate future growth. On May 15, 2000, the Company announced its intention to sell the office complex project to a real estate development firm and has decided not to occupy any part of the project. The Company expects that the sale will close in the fourth quarter of fiscal 2000 and estimates that it will result in a loss in the approximate amount of $2 million.

         In fiscal 1999, the Company initiated a stock repurchase program under which the Company was authorized to purchase up to one million shares of its common stock, to be funded by cash on hand. Through June 30, 2000, the Company had repurchased 360,004 shares at a cost of approximately $12.2 million.

Year 2000

         In the current quarter the Company has experienced no significant disruption of its revenues or operations from Year 2000 issues. Cumulative costs expended to date for Year 2000 remediation (including readiness testing) of products and internal systems and contingency planning to date remain at approximately $4.9 million and the Company expects to incur no additional significant costs. These costs were expensed by the Company during the period they were incurred.

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

Interim Periods

         Quarterly results may be affected by fluctuations in revenues associated with credit card solicitations, by the timing of orders for and deliveries of certain Origination and Underwriting products and TRIAD systems, and by the seasonality of ScoreNet purchases. With the exception of the cost of ScoreNet data purchased by the Company, most of its operating expenses are not affected by short-term fluctuations in revenues; thus short-term fluctuations in revenues may have a significant impact on operating results. However, in recent years, these fluctuations were generally offset by the strong growth in revenues from services delivered through credit bureaus and third-party bankcard processors. Management believes that neither the quarterly variation in revenues and net income, nor the results of operations for any particular quarter, are necessarily indicative of results of operations for full fiscal years. Accordingly, management believes that the Company's results should be evaluated on an annual basis.

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

         The  following  table  presents  the  principal   amounts  and  related
weighted-average yields for the Company's fixed rate investment portfolio at June 30, 2000:

                                                          Carrying       Average
                                                          Amounts         Yield

Cash and cash equivalents:
      Commercial paper                                    $17,336,000      6.8%
      Money market funds                                    3,120,000      6.2%
                                                          -----------
                                                           20,456,000      6.7%
                                                          -----------


Short-term investments:
      U.S. government obligations                          20,301,000      6.6%

Long-term investments:
      U.S. government obligations                          30,430,000      7.2%
                                                          -----------

      Total                                               $71,187,000
                                                          ===========

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         27    Financial Data Schedule

(b)      Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FAIR, ISAAC AND COMPANY, INCORPORATED


DATE: August 11, 2000

                                         By          /s/ Henk J. Evenhuis
                                            ------------------------------------
                                                       Henk J. Evenhuis
                                                  Executive Vice President,
                                            Finance and Chief Financial Officer

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED

             REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


Exhibit No.           Exhibit
-----------           -------
27                    Financial Data Schedule