Form 10-K
period 2000-09-30
FAIR ISAAC & COMPANY INC
filed 2000-12-29
CIK 814547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------
                                    FORM 10-K

(Mark One)

   [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2000

   [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________ to ________

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

                             -----------------------

           Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share            New York Stock Exchange, Inc.
         (Title of Class)                           (Name of each exchange on
                                                         which registered)

           Securities registered pursuant to Section 12(g)of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 8, 2000 the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was $367,616,043 based on the last transaction price as reported on the New York Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of common stock outstanding on December 8, 2000 was 14,550,510 (excluding 258,724 shares held by the Company as treasury stock).

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2001.

                                              TABLE OF CONTENTS
PART I

ITEM 1.      Business..........................................................................                3

ITEM 2.      Properties........................................................................               14

ITEM 3.      Legal Proceedings.................................................................               14

ITEM 4.      Submission of Matters to a Vote of the Security Holders...........................               14

EXECUTIVE OFFICERS OF THE REGISTRANT...........................................................               15


PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.............               16

ITEM 6.      Selected Financial Data...........................................................               17

ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..............................................................               18

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk........................               30

ITEM 8.      Financial Statements and Supplementary Data.......................................               31

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.......................................................               50

PART III

ITEM 10.     Directors and Executive Officers of the Registrant................................               51

ITEM 11.     Executive Compensation............................................................               51

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management....................               51

ITEM 13.     Certain Relationships and Related Transactions ...................................               51

PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................               52

SIGNATURES   ..................................................................................               57

Supplemental Information.......................................................................               59

                           Forward-Looking Statements

     In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations-Risk Factors" as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

                                     PART I

ITEM 1. BUSINESS

Development Of The Business

     Fair, Isaac and Company, Incorporated, (NYSE: FIC) ("Fair, Isaac" or the "Company" or "we") is a global provider of decision-making solutions. We serve clients primarily in the Financial Services industry, and to a lesser extent, the Insurance, Retail and Telecommunications industries. We employ various tools, such as database enhancement software, predictive modeling, adaptive control and systems automation to help businesses use data to make faster, more profitable decisions on their marketing, customer acquisition campaigns, operations and portfolio management. Founded in 1956, we pioneered the credit risk scoring technologies now employed by most major United States consumer credit grantors. We are headquartered in San Rafael, California.

     Our rule-based decision management systems, originally developed to screen consumer credit applicants, are now routinely employed in all phases of the credit account cycle: direct mail solicitation, application processing, card reissuance, online credit authorization, and collection. Among our signature products are the leading North American credit bureau scores, FICO(R) credit bureau risk scores, used throughout the credit card, mortgage, auto lending and other industries; the world's leading credit account management system, TRIAD(TM); and the leading scoring systems for granting small business credit.

     In recent years, using our deep expertise in predictive technology, database management, profitability management, decision-support software, and consulting and systems integration, we expanded our product and service offerings to automobile and home insurance underwriting, small business and mortgage lending, telecommunications, retail, and e-business. Our work has made a positive impact on many industries, helping businesses increase revenues, reduce costs, streamline their operations and give their customers better service.

     Our regular clients include hundreds of the world's leading credit card and travel card issuers, personal lines insurers, retailers, telecommunications service providers and consumer and commercial lenders. We have enjoyed continuous client relationships with some of these companies for nearly 31 years. Through alliances with all three major United States credit bureaus, we also serve a large and growing number of middle-market credit grantors, primarily by providing direct mail solicitation screening, application scoring and account management services on a usage-fee basis. In addition, some of our end-user products, such as our application risk models and our LiquidCredit(TM) line of products, are designed to meet the needs of relatively small users as well as large users.

     The impact of our technology is demonstrated by the following:

     o More than 12 billion decisions were made in fiscal 2000 using our credit bureau scores and credit account management systems.

     o More than 75% of credit cards issued in United States and 90% of those issued in the United Kingdom/Ireland are managed with our account management systems.

     o More than 75% of all mortgage applications in the United States are evaluated using our credit bureau risk scores.

     o 90% of the top lenders to small businesses in the United States use our Small Business Scoring Service sm to speed loan decisions.

     o 15 of the 20 largest US insurance companies use our decision-making solutions.

     o Our products and services are used by companies in more than 60 countries.

     Approximately 19% of our fiscal 2000 revenues came from sales outside the United States. With our long-standing presence in Western Europe and Canada, and operating bases in Brazil, United Kingdom, France, Germany, Italy, Japan, Mexico, South Africa and Spain, we believe we are well positioned to benefit from the expected growth in global credit card issuance and usage and use of the Internet in business to business e-credit.

     During the period since 1990, while the rate of account growth in the U S bankcard industry has been slowing and many of our largest institutional clients have merged and consolidated, we generated growth in revenues--even after adjusting for the effect of acquisitions--from our bankcard-related scoring and account management businesses by cross-selling our products and services within large banks and other credit issuers. We believe much of our future growth prospects will rest on our ability to: (1) develop new, high value-added products, (2) increase our market share in established or emerging credit markets outside the US and Canada and (3) expand, either directly or through further acquisitions, into relatively undeveloped or underdeveloped markets for our products and services, such as direct marketing, insurance, small business lending, retail, telecommunications and e-business.

     In fiscal 2000, we declared our intent to expand our delivery channel capabilities by becoming an application service provider or "ASP." An application service provider is a company that offers individuals or businesses netsource access (over the Internet to software programs and related services that would otherwise have to be located in their own personal and enterprise computers). We have already delivered many of our capabilities through secure Web sites and will adopt this delivery mode whenever possible in the future. Although not Web-based, certain other services, such as credit scores delivered through credit reporting agencies and account management services delivered through credit card processors, fall within the broader definition of an ASP.

     During fiscal 2000 we made significant progress on our initiative to increase our netsource ASP capabilities and on initiatives to target growth opportunities in the retail and telecommunications markets, and in the business-to-business e-credit marketplace. We can provide our technology directly from our site, or we can become the decisioning technology "inside" our client's Web site. The overall focus of our netsource ASP-delivered products is to quickly and simply deliver to our clients the most effective customer decisioning available in today's complex business environment. We launched four major new netsource ASP-delivered products in fiscal 2000 to support a broad range of client needs:

     o   LiquidCredit service for Web credit origination

     o Fair, Isaac MarketSmart Decision System(TM)for multi-channel customer relationship management

     o   ClickPremium(TM)service for insurance underwriting

     o TelAdaptive(TM)service, our TRIAD-based adaptive control offering for the telecommunications industry

     We also made other changes to support these initiatives that we believe will further our growth. The following are a few of the steps we have taken to reach our goals:

     o Distribution channels for our TRIAD decisioning technology were expanded to include additional global card processors, such as Electronic Data Systems Corp. (EDS) and Equifax, Inc., in new countries.

     o Our NexGen(TM) credit bureau risk scores were released at two of the three leading U S credit bureaus and are expected to be available at all three in 2001.

     o We increased our emphasis on developing partnerships to supplement our direct sales organization.

     o We bolstered our management team with new management in finance, sales and technology and centralized our technology group.

     o We reorganized the sales organization and implemented a new sales commission program to focus on obtaining new business.

     o Principal products were upgraded and less profitable products were discontinued.

Products and Services

     Our principal products are statistically derived, rule-based analytic tools designed to help businesses make more profitable decisions on their customers and prospective customers; software systems and components to implement these analytic tools and databases; and data management services that organize, enhance and make accessible information on an organizations' prospects and customers. In addition to sales of these products directly to end-users, we also make these products available in service mode, either directly or through arrangements with partners such as credit bureaus and third-party credit card processors.

     Products and services sold to the consumer credit industry have traditionally accounted for most of our revenues and we expect this to continue. However, we are actively promoting our products and services to other segments of the credit industry, including mortgage and small business lending; and to non-credit industries, particularly personal lines insurance, telecommunications and retail. Sales to customers in the direct marketing business, including the marketing arms of financial service businesses, (i.e., financial services related products) accounted for 20% to 24% of revenues in each of the three years in the period ended September 30, 2000.

     The business segments of the Company for fiscal 2000 are North American Financial Services, NetSourced Services and Other International business units. Additional information about these segments appears in Note 12 to the Consolidated Financial Statements. Products and services marketed by each of our business segments are described below.

                       North American Financial Services

     The majority of our revenues are derived from our North American Financial Services business segment, which primarily markets Analytic Products and Services and Alliance Products and Services in the United States and Canadian markets.

Analytic Products and Services

     We apply a wide array of well-established and cutting-edge data mining and modeling techniques to support critical business decisions. Our primary Analytic Products are scoring models (also called "algorithms" or "scorecards") which include our custom models, custom software and related consulting projects. Our analytic models support a wide spectrum of business decisions that are based on modeling customer behavior--assessing the likelihood of a behavior of interest, understanding customer profiles, and optimizing strategies for taking subsequent actions. To develop our models, we analyze and aggregate a variety of data sources, including historical behavior data, customer data, and third party (e.g., credit reporting agency) data. Models are developed by correlating information available at the time a particular decision is made with known performance at a later date and they can be developed either for a particular user ("custom" models) or for many users in a particular industry ("pooled data" models). A wide variety of business decisions leverage our analytic services and products. Some examples of the decisions are screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts.

Some examples of our products and services are:

     Application Scoring Models. Credit application scoring models permit credit grantors to calculate the risk of lending to individual applicants. A significant proportion of revenues from credit application scoring risk models is derived from sales of new or replacement models to existing users.

     Behavior Scoring Models. Behavior scoring models permit businesses to define rules for the treatment of existing customers on an ongoing basis. To use a credit card portfolio example, scores produced by behavior scoring models can be used to select the appropriate treatment of an existing customer such as increases in credit limits, authorizing individual credit card transactions, taking various actions on delinquent accounts and offering other products or product features. Behavior scoring models are also components of the adaptive control systems described under "Account and Customer Management" below.

     Other Scoring Models. We have developed scoring models for other users, which include retailers that want to know the likelihood that a consumer will buy a particular product, public utilities that require deposits from selected applicants before starting service, tax authorities that select returns to be audited, and mortgage lenders.

     Analytic Consulting. We have provided analytic services to clients in incorporating data, models and strategies in their decision making process. For example, we provide solutions that leverage historical customer behavior data to determine the best customer treatments. Another example is a service that analyzes portfolio-level profitability dynamics to determine the optimal operating point based on the trade-offs among risk, volume of business and profitability goals.

Alliance Products and Services

     Our Alliance Product and Services offerings are composed of our products and services that are delivered through alliances with credit bureaus and credit card processors in North America. The majority of these products generate usage revenues. Approximately 50% of our revenues in fiscal 2000 were derived from usage-priced products and services marketed through alliances with major credit bureaus and third-party credit card processors.

     Credit Bureau Scoring Services. We provide scoring models to each of the three major credit bureaus in the United States--Trans Union Corporation, Experian Information Solutions, Inc. (formerly known as TRW Information Systems & Services) and Equifax Inc.--for calculating credit bureau scores. Our scores are recognized as the "gold standard" by North American lenders managing credit cards, installment loans, mortgage loans and other products. Customers of the credit bureau can use the scores derived from these models to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. Using Fair, Isaac credit bureau scores, credit grantors improve profitability throughout the credit life cycle by targeting the right actions to the right prospects, applicants and customers.

     Our credit bureau scores include risk scores, industry-specific risk scores, bankruptcy scores, revenue scores, and attrition scores. Credit grantors using these services pay the credit bureau based on usage and the credit bureau share these usage revenues with us. Our PreScore(R) Service offered through credit bureaus combines a license to use such models for prescreening solicitation candidates along with tracking and our consulting services, and is priced on a time or usage basis.

     Our ScoreNet(R) Service allows North American credit grantors to obtain our credit bureau scores and related data on a regular basis and in a format convenient for use in their account management system or service at a credit card processor. We obtain the data from the credit bureaus selected by each subscriber and deliver it to the subscriber in a format compatible with the subscriber's account management system.

     In fiscal 2000 we introduced our new US credit bureau product, NextGen credit bureau risk scores. The NextGen risk scores are credit bureau risk assessment tools designed to rank-order consumer applicants, prospects and customers according to the likelihood of future default on credit obligations. These next generation of credit bureau risk scores will provide a more refined risk assessment than other credit bureau risk scores, including our FICO scores. The NextGen models use a new design blueprint to take advantage of constantly changing credit reporting agency data and our deep analytic expertise and predictive technology innovations. The NextGen risk scores will be offered as an alternative to classic credit bureau risk scores, which we will continue to support and redevelop. By using the NextGen risk scores instead of other credit bureau risk scores, credit grantors in many industries will be able to more accurately and confidently design strategies for prospects, applicants, and customers across the entire risk spectrum.

     The NextGen scores are called PinnacleSM scores at Equifax. Pinnacle scores are generally available in batch mode and online at Equifax. The scores are called PRECISIONSM scores at Trans Union and are available in pilot program. Experian is working with us on a NextGen product. We expect that NextGen scores, when fully implemented, will be available from the credit bureaus in online, prescreen and account review mode, like the FICO scores. They will also be available through our PreScore Service for comprehensive prescreening support and through the ScoreNet Service used for managing existing customers.

     We believe that consumers have a right to understand their credit rating, and what behaviors affect their FICO credit bureau risk score. In October 2000, we made publicly available the clearest, most comprehensive explanations of FICO risk scores on the market. To lenders and brokers, we offer a Web-based FICO Guide(TM) service that provides a personalized explanation of the factors considered in a given consumer's FICO score, and suggestions on how to improve the score over time. It can be accessed at www.ficoguide.com. This Web site is not incorporated into this 10K annual report

     Credit Bureau Insurance Scoring Services. We have also developed scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as our "gold standard" credit bureau risk scores but are designed to predict claim frequency or applicant profitability for automobile or homeowners' coverage. With Trans Union we offer ASSIST. We have a similar score with Experian named the Experian/Fair, Isaac Insurance Score. We offer Property Loss Score (PLS) and Casualty Loss Score (CLS) with ChoicePoint. We have also introduced a score for homeowners' and automobile insurance called InfoScore with Equifax. ASSIST, CLS/PLS, the Experian/Fair, Isaac Insurance Score and InfoScore rely on data from Trans Union, ChoicePoint, Experian and Equifax along with Fair, Isaac's unparalleled knowledge and understanding of the predictive capabilities of that data. We are actively marketing our products and services to the insurance industry.

     Account Management Services at Credit Card Processors. We also provide account management products and services through First Data Resources, Inc.
(FDR) and Total System Services, Inc. (TSYS), the two largest third-party credit card processors in the United States. FDR and TSYS provide processing and related services to financial institutions issuing credit cards and debit cards and to issuers of private label cards. Our Adaptive Control System (known as ACS at FDR and TRIAD at TSYS) is recognized as the "industry standard" by North American lenders in managing their credit card accounts. Customers of the credit card processors can use the ACS/TRIAD product and services to reduce losses, increase profitability, and improve customer service on their existing accounts. The ACS/TRIAD product offering includes behavior scoring, automated decision strategy software, and a consulting service to help customers get the most value from the use of this product. Customers using this product pay the processors based on usage, and the processors and we share these usage revenues.

                              NetSourced Services

     The NetSourced Services business segment principally markets Targeting and Prospecting and Origination and Underwriting products, together with Account and Customer Management products and Standalone Consulting services in the North American market.

Targeting and Prospecting Products

     Our Targeting and Prospecting products are principally data processing and database management services for companies and organizations involved in direct marketing. We offer several proprietary tools in connection with such services. Our newest and most sophisticated Targeting and Prospecting product is our Fair, Isaac MarketSmart Decision System. The Fair, Isaac MarketSmart Decision System is a multi-channel, Web-enabled marketing solution with campaign management, data warehousing, analytic and other capabilities. It is a full-service, multi-channel marketing solution that helps financial institutions, retailers and telecommunications companies determine where, when and how to interact with their prospects and customers to build stronger relationships.

     Other Targeting and Prospecting products include DynaLink(R) (database access system) and DynaMatch(R) (merge/purge service). The DynaLink product gives financial institutions and other users remote computer access to their "warehoused" customer account files or marketing databases. It allows them to perform online analyses ranging from profiling the history of a single customer purchase or credit usage to calling up print-outs of all files having certain defined characteristics in common. The DynaMatch product uses a unique scoring system to identify matching or duplicate records that most standard "merge/purge" systems would overlook. Credit managers and direct marketers can use it to identify household relationships (accounts registered in different names, but sharing a common address and surname) and to eliminate costly duplicate mailings. Credit card issuers can use it to spot potentially fraudulent or overlimit credit card charges by individuals using two or more cards issued under slightly different names or addresses.

Origination and Underwriting

     Our Origination and Underwriting products automate the processing of credit applications, including the implementation of our credit application scoring models. The tasks performed by these systems may include: (i) checking for the completeness of the data initially given and printing an inquiry letter in the case of insufficient information; (ii) checking whether an applicant is a known perpetrator of fraud; (iii) electronically requesting, receiving, and interpreting a credit report when it is economical to do so; (iv) assigning a credit limit to the account, if acceptable, and printing a denial letter if not; and (v) forwarding the data necessary to originate billing records for accepted applicants.

     Our traditional Origination and Underwriting systems are mainframe systems consisting of software for IBM and IBM-compatible mainframe computers or personal computer-based systems for smaller credit grantors, principally our CreditDesk(R) product. Our new LiquidCredit line of products is the next evolution in credit origination. We intend to concentrate the majority of our future enhancement efforts on this new platform. Our ClickPremium product is Web-based decisioning product in an ASP model directed to the Insurance industry.

     Our new and traditional Origination and Underwriting systems are:

--------------------------- ----------------------------------------------------
LiquidCredit                A Web-based credit decisioning solution that enables
                            click-and-mortar  financial  institutions,  Internet
                            financing  marketplaces  and Web-based  retailers to
                            turn  browsers  into  buyers by  offering  immediate
                            credit  to  consumers  and small  businesses  at the
                            point of contact.  LiquidCredit has three solutions:
                            LiquidCredit  app engine  which  allows  traditional
                            Web-enabled  credit  grantors to make instant credit
                            decisions by providing  complete credit  application
                            processing   capabilities  for  consumer  and  small
                            business  credit  products;   LiquidCredit  decision
                            engine which  provides  e-tailers,  click-and-mortar
                            financial   institutions   and  retailers  with  the
                            ability to determine  the right  product or products
                            for  a  credit   applicant   based  on  that  credit
                            grantor's product matching and decisioning  criteria
                            so the  applicant  receives a tailored  selection of
                            credit   offers   from  the  credit   grantor;   and
                            LiquidCredit   broker   engine  which   delivers  to
                            Internet brokers and e-marketmakers a tool that sits
                            behind  their  own  Web  site,  and  matches  scored
                            applicants to credit grantors' criteria,  to present
                            applicants  with a variety of credit  options within
                            minutes.  Applicants receive a list of credit offers
                            with multiple  terms,  while  participating  lenders
                            receive exposure to potential quality borrowers.
--------------------------- ----------------------------------------------------
ClickPremium                A powerful decision engine and application generator
                            that supports the definition,  testing and automated
                            execution  of  insurance  decision  strategies.  The
                            software   can  be  used  to   establish   automated
                            strategies at any level of  complexity  for multiple
                            insurance   decision  areas,   including   insurance
                            underwriting,   retention,   cross-selling,   claims
                            handling, prospect targeting and collections.

--------------------------- ----------------------------------------------------
CreditDesk                  Software   designed   for  use  on  stand  alone  or
                            networked  personal   computers.   CreditDesk  is  a
                            bundled scoring and automated application processing
                            solution  which  performs  data  collection,  credit
                            bureau  report  acquisition  and  analysis,   credit
                            scoring,    decision    recommendation    based   on
                            user-defined  parameters,  online review resolution,
                            letter generation and reporting.
--------------------------------------------------------------------------------
ScoreWare(R)                Software  that  provides  for easy  installation  of
                            credit  application  models and computes scores from
                            such  models as part of the  application  processing
                            sequence
--------------------------- ----------------------------------------------------
StrategyWare(R)             A  comprehensive   and  flexible  decision  strategy
                            management  software system that processes  decision
                            requests   by   applying   user   defined   decision
                            strategies   and   generates    decision   responses
                            including   decisions  and  actions,   for  example,
                            processing an application.
--------------------------- ----------------------------------------------------
SEARCH(TM)                  Software that acquires and interprets  credit bureau
                            reports as a separate package.
--------------------------- ----------------------------------------------------
CreditCenter(TM)            Product for  application  processing that integrates
                            components from mainframe ASAP(TM), StrategyWare and
                            SEARCH with a web-enabled user interface.
--------------------------- ----------------------------------------------------

     Our mainframe Origination and Underwriting systems are currently being used in the United States and Canada by banks, retailers, and other financial institutions. We do not expect significant new sales of mid-range Origination and Underwriting systems, but still derive maintenance and enhancement revenues from existing systems. It is our intention to migrate our current CreditDesk clients to the new LiquidCredit products as quickly as possible, to allow them to begin taking advantage of Web-based decisioning in an ASP model.

Account and Customer Management

     One of our most sophisticated products is an adaptive control system for account and customer management, generally marketed under the tradename TRIAD. TRIAD is a complex system composed of behavior scoring models, software, and account management strategies which addresses one or more aspects of the management of a consumer credit or similar portfolio. TRIAD is used by industries of various kinds: credit card, debit card, revolving credit, installment lending, mail order, retail, and others.

     A principal feature of an adaptive control system is software for testing and evaluation of alternative management strategies, designated the champion and challenger strategy software. The champion strategy applied to any aspect of controlling a portfolio of accounts (such as determining collection messages or setting credit limits) is that set of rules considered by management to be the most effective at the time. A challenger strategy is a different set of rules which is considered a viable candidate to outperform the champion strategy. TRIAD allows testing of innovative challenger strategies on a small group of customers and comparison of the results to existing champion strategies. The new winning strategies can then be applied to larger segments of the portfolio. TRIAD allows a number of challengers to be in place at any one time.

     Contracts for TRIAD for end-users generally include multi-year software maintenance, strategy design and evaluation, and consulting components. Our Origination and Underwriting product, StrategyWare, is an adaptive control system designed to apply champion/challenger principles to the processing of new credit accounts, rather than the management of existing accounts. Our new netsource ASP product, TelAdaptive, has TRIAD as its core and is a comprehensive Web-delivered account management solution for the telecommunications industry. It focuses on four key areas of account management: delinquent collections, usage limit, authorizations management and marketing communications. It also includes a sophisticated data warehouse that facilitates the use of scoring and decisioning modules, and provides easy access to critical business data.

Standalone Consulting

   Our Standalone Consulting products generate revenues from analytics, custom applications, data warehousing, integration, and risk management consulting services in North America. These services were provided by our former subsidiary, Credit & Risk Management Associates, Inc. (CRMA), which was merged into us in fiscal 1999. We undertake consulting engagements primarily with credit grantors who are users of our analytics, software and ASP solutions, and with credit grantors deemed to be attractive prospective clients for those solutions. We advise clients on how to develop and implement sound analytic solutions, provide expert view of model development and assist with successful implementation or repositioning of predictive modeling within the business for greater effectiveness.

                              Other International

     The Other International business unit covers all of our operations outside of the United States and Canadian markets. We have offices throughout the world to deliver products and services which cover our core competencies in analytics, software and consulting. European and South African markets represent a little over half of our international business, followed by Latin America and Asia. Currently the principal products marketed internationally are TRIAD, CreditDesk, scoring models for account origination and account management (including those marketed under the name CrediTable(R)), fraud systems, StrategyWare and ScoreWare. We also market to insurance companies, retailers and telecommunications firms, with the primary offerings being scoring models and adaptive control systems. As noted above, we establish and maintain alliance relationships through which our products-chiefly scores and credit account management services-are sold. These include third-party credit card processors and credit bureaus. We provide credit account management services in the United Kingdom through First Data Resources, Ltd and Bank of Scotland; in Buenos Aires, through Argencard S.A.; and in Frankfurt, through B+S Card Service Gmbh.

Customer Service and Support

     We provide service and support to our customers in a variety of ways. These include: (i) consulting and training services; (ii) delivery of special studies which are related to the use of our products and services; (iii) conducting annual conferences for clients in which user experiences are shared and new products are introduced; (iv) education of liaison teams appointed by buyers of scoring models and software; (v) maintenance of an answering service that responds to inquiries on minor technical questions; (vi) proactive follow-up with purchasers of our products and services; and (vii) conducting seminars several times a year both in the United States and in other countries.

     We provide tracking services and software products that measure the continuing performance of scoring models used by our customers. The effectiveness of scoring models can diminish over time as the population of applicants or customers changes. Such changes take place for a variety of reasons, many of which are unknown or poorly understood, but some are a result of marketing strategy changes or shifts in the national or the local economy. It is to the user's advantage, therefore, to monitor the performance of its models so that they can be replaced when it is economical to do so.

Technology

     We are focusing our technological development in the following areas: 1) enhancing our current offerings for our existing clients who look to us to provide products and services that add value to their businesses, and 2) developing and applying analytic and software technologies to create real-time decision-making solutions for the Internet. At present we are concentrating our efforts on both new versions and next generations of our decision engines, innovative analytic solutions for Web-based decisioning, and groundbreaking work on decision strategy optimization.

     Our personnel are experienced in several disciplines: operations research, mathematical statistics, computer-based systems design, programming and data processing.

     Operations research is focused on developing mathematical models to assist managers in making decisions that maximize the utility of available information. Our analytic products are examples of this research reduced to practice. The focus is on decision making using the best mathematical and computational techniques available.

     The goal of mathematical statistics is to provide a method for deriving the maximum amount of useful information from raw statistical data. The objective of the design of computer-based systems is to provide a mechanism for efficiently accepting input data from a source, storing the data in a cost-effective medium, utilizing the data with reliable models and decision rules and reporting results in a readily comprehensible format.

     Our analytic products' distinguishing characteristic is that they make management by rule possible where the only alternative is reliance on a group of people whose actions can never be entirely consistent. Rules for selecting actions require the computation of probabilities of results. However, computing the probability of a particular result using traditional methods, that is, by counting the number of occurrences of each possible result in all possible combinations of circumstances, breaks down as the number of combinations becomes large. When as few as a few thousand results are available, more subtle mathematical methods must be used. We have been actively developing and using techniques of this kind for 44 years, as indicated by the development and continual enhancement of our proprietary suite of models and computer programs used to develop scoring models.

     Our products must also interface successfully with our clients' existing systems. For example, our products must accept data in various formats and media, such as handwritten applications, display terminal input, and telecommunications messages from credit bureaus. Our products must also provide output in diverse formats and media, such as magnetic and electronic media. In response to this interface requirement we have recruited and trained a staff that has expertise in both logical design of information systems and the various computer languages used for coding.

Markets and Customers

     Our products for consumer credit are marketed to banks, retailers, e-tailers, finance companies, oil companies, credit unions and credit card companies. We have more than 600 end-users of our products who purchase directly from us. These include about 75 of the 100 largest banks in the United States; several of the largest banks in Canada; approximately 40 banks in the United Kingdom; more than 70 retailers (and e-tailers); seven oil companies; major travel and entertainment card companies; and more than 40 finance companies. Custom models and systems have generally been sold to larger credit grantors. The scoring, application processing and account management services offered through credit bureaus and third-party processors are intended, in part, to extend usage of our technology to smaller credit issuers and we believe that users of our products and services distributed through third-parties number in the thousands. As noted above, we also sell our products to telecommunications service providers, insurance companies, and utilities.

     We market our services to a wide variety of businesses engaged in direct marketing. These include banks and insurance companies, catalog merchandisers, fund-raisers among others. Most of our Targeting and Prospecting product revenues come from direct sales to the end user of our services, but in some cases we act as a subcontractor to advertising agencies or others managing a particular project for the end user.

     In fiscal 2000, Trans Union Corporation accounted for approximately 12% of our revenues; Equifax, Inc., approximately 10%; and Experian Information Solutions, Inc., less than 10%. Revenues generated through our alliances with Equifax, Experian and Trans Union each accounted for approximately 8% to 10% in fiscal 1999 and 7% to 10% of our revenues in fiscal 1998.

     The percentage of revenues derived from clients outside the United States was approximately 19% in fiscal 2000 and 15% in fiscal 1999 and approximately 17% in fiscal 1998. The United Kingdom and Canada are our largest market segments outside the United States. Mexico, South Africa, a number of countries in South America and almost all of the Western European countries are represented in our user base. We have delivered products to users in approximately 60 countries. The information set forth under the caption "Segment Information" in Note 12 to the Consolidated Financial Statements is incorporated herein by reference. Our foreign offices are primarily sales and customer service offices acting as agents on behalf of the U S production operations. Net identifiable assets, capital expenditures and depreciation associated with foreign offices are not material.

     We enjoy good relations with the majority of our clients and a substantial portion of our revenue is derived from repeat customers. As noted above, we are actively pursuing new users, particularly in the marketing, insurance, telecommunications and retail industries, as well as potential users in the consumer credit area not currently using our products.

Contracts and Backlog

     Our practice is to enter into contracts with several different kinds of payment terms. Scoring models are sold through one-time, fixed-price contracts and through longer term contractual arrangements for our largest clients, who receive multiple models. CreditDesk customers have the option to enter into contracts that provide for a one-time license fee or volume-sensitive monthly lease payments, with a provision requiring monthly maintenance payments. We derive revenues from LiquidCredit products under usage-based contracts that are subject to a minimum quarterly and annual fee. Contracts for mainframe
Origination and Underwriting systems include a one-time fee for the basic software license, plus monthly fees for maintenance and enhancement services. We also realize maintenance and enhancement revenues from users of our line of mid-range Origination and Underwriting systems. PreScore contracts call for usage or periodic license fees and there is generally a minimum charge.
Contracts for the delivery of complete Account and Customer Management Systems typically contain both fixed and variable elements because they extend over multiple years and must be negotiated in light of substantial uncertainties. As noted above, we are also providing scoring models and application processing on a service basis through credit bureaus, and credit account management services through third-party bankcard processors. Subscribers pay for these services and for the ScoreNet service based on usage. Targeting and Prospecting products, including our new Fair, Isaac MarketSmart products, are priced using a combination of fixed fee and volume or usage-based pricing.

     As of September 30, 2000, our backlog, which consisted of firm contracts, was approximately $64.1 million, as compared with approximately $55.9 million as of September 30, 1999. Most usage-based revenues do not appear as part of the backlog. Most contracts for our Targeting and Prospecting products include unit or usage charges, the total amount of which cannot be determined until the work is completed. Backlog for our Targeting and Prospecting and Standalone Consulting services are not significant in amount, are not considered a significant indicator of future revenues, and are not included in the foregoing figures. Our backlog is subject to significant fluctuations and is not necessarily indicative of our future revenues.

Competition

     As credit scoring, rule-based decision systems, and behavioral scoring models, all of which we pioneer, have become standard tools for credit providers, competition has emerged from five sectors: scoring model builders, providers of automated application processing services, data vendors, neural network developers and artificial intelligence system builders. It is likely that a number of new entrants will be attracted to the market, including both large and small companies. Many of our present and potential competitors have substantially greater financial, managerial, marketing, and technological resources than we do. We believe that none of our competitors offer the same mix of products as we do. However certain competitors may have larger shares of particular geographic or product markets. In-house analytic and systems developers are also a significant source of competition for our products and services.

     We believe that the principal factors affecting competition for scoring models are product performance and reliability; expertise and knowledge of the credit industry; the ability to deliver models in a timely manner; customer support, training and documentation; ongoing enhancement of products; and comprehensiveness of product applications. We compete with both outside suppliers and in-house computer systems departments for this business. Major competitor among outside suppliers of scoring models include Experian and Trans Union. Scores sold by credit bureaus in conjunction with credit reports, including scores computed by models developed by us, provide potential customers with the alternative of purchasing scores on a usage-priced basis.

     We believe that the principal factors affecting competition in the market for automated application processing systems (such as CreditDesk and LiquidCredit) are the same as those affecting scoring models, together with experience in developing computer software products. Competitors in this area include outside computer service providers and in-house computer systems departments. We believe that a major competitor in this area is American Management Systems, Incorporated ("AMS"). AMS also offers credit scoring models.

     We compete with data vendors in the market for our credit bureau scoring services, including PreScore and ScoreNet. In the past several years, data vendors have expanded their services to include evaluation of the raw data they provide. All of the major credit bureaus offer competing prescreening and credit bureau scoring services developed, in some cases, in conjunction with our primary scoring model competitor, Experian.

     Both AMS and Experian offer products intended to perform some of the same functions as our adaptive control systems, TRIAD and StrategyWare. We believe that customers using our adaptive control systems, in both custom end-user form and through third-party processors, significantly outnumber users of the competing AMS and Experian products.

     Another source of emerging competition comes from companies developing artificial intelligence systems including those known as "expert systems" and "neural networks." An expert system is computer software that replicates the decision-making process of the best available human "experts" in solving a particular class of problem, such as credit approval, charge card authorization, or insurance underwriting. Scoring technology differs from expert systems in that scoring technology is based upon a large database of results, from which rules and models are developed, as compared to expert systems, which are typically based primarily on the "expert's" judgment and less so upon a significant database. We believe our technology is superior to expert system technology where sufficient performance data are available. Neural networks, on the other hand, are an alternative method of developing scoring models from a database but using mathematical techniques quite different from those used by us. For example, HNC Software, Inc., has developed systems using neural network technology which compete with some of our products and services. We believe that analytical skill and knowledge of the business environment in which a model will be used are generally more important than the choice of techniques used to develop the model; and, further, that we have an advantage in these areas with respect to our primary markets as compared with neural network developers.

     There is a large number of companies providing data processing and database management services in competition with our Targeting and Prospecting products, some of which are considerably larger than us. We believe the market for such services will continue to expand rapidly for the foreseeable future. Competition in this area is based on price, service, and, in some cases, the ability of the processor to perform specialized tasks. We have concentrated on providing specialized types of data processing and database management services using proprietary tools which, we believe, give us an edge over our competition in these areas.

     We also have developed a new model for our Targeting and Prospecting solutions, most of which are now marketed under the Fair, Isaac MarketSmart Decision System brand, in which we have formed alliances with several companies which are judged to provide the "best of breed" for their particular service. Clients who contract with us may access services we have developed (e.g., analytics, consulting) integrated with services developed by our partners (e.g., campaign management service provided by Prime Response). We believe the range and quality of the services we provide in this model further enhances our competitive position, by broadening the type of value we can bring to clients without requiring us to develop expertise in all the services provided for database marketing.

     There are regional risk management, marketing, systems integration, and data warehousing competitors that have recently emerged for consulting services comparable to ours, but we believe that few offer the comprehensive business and technical expertise found within our consulting unit. Most often we compete against HNC, AMS and The Dun & Bradstreet Corporation.

Product Protection

     We rely upon the laws protecting trade secrets and upon contractual non-disclosure safeguards, including our employee non-disclosure agreements and restrictions on transferability that are incorporated into our client agreements, to protect our software and proprietary interests in our product methodology and know-how. We currently have seven patent applications pending but do not otherwise have patent protection for any of our proprietary software. We instead rely principally upon such factors as the knowledge, ability, and experience of our personnel, new products, frequent product enhancements, and name recognition for our success and growth. We retain title to and protect the suite of models and software used to develop scoring models as a trade secret.

     Despite these precautions, it may be possible for competitors or users to copy or reproduce aspects of our software or to obtain information that we regard as trade secrets. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United
States. Due to recent changes in the case law and Patent and Trademark Office Guidelines with respect to the patentability of software, models and "methods of doing business," we are currently pursuing efforts to obtain patent protection for additional aspects of our technology.

Research and Development

     We devote, and intend to continue to devote, significant funds to research and development to develop both new products and enhancements to our existing products. We believe that our future performance will in large part depend on our ability to enhance our current products and to develop new products on a timely and cost-effective basis that will keep pace with technological developments and address the increasingly sophisticated needs of our clients. In addition, we have ongoing projects for improving our fundamental knowledge in the area of algorithm design for both predictive and decision technology, our ability to develop and execute real-time, dynamic decisioning, our capabilities to produce models efficiently, and our ability to specify and code algorithm executing software. We anticipate that certain new products and services will be developed internally but we have and may, based on timing and cost considerations, acquire or license technology or license software from third parties when appropriate. The information set forth in the line entitled "Research and development" in the Consolidated Statement of Income and the information set forth under the caption "Software costs" in Note 1 to the Consolidated Financial Statements is incorporated herein by reference.

Personnel

     As of September 30, 2000, we employed 1,534 persons. None of our employees is covered by a collective bargaining agreement and no work stoppages have been experienced.

ITEM 2. PROPERTIES

     Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal office is located in San Rafael, California, approximately 15 miles north of San Francisco. We lease approximately 270,000 square feet of office space in four buildings at that location under leases expiring in 2001 or later. We also lease approximately 6,800 square feet of warehouse space in San Rafael for hardware operations and for storage under month-to-month leases and have a 2,400 square foot telecommute center in Petaluma, California.

     Our leased properties also include

     o Approximately 168,000 square feet of office and data processing space in four buildings in Arden Hills, Minnesota, under leases expiring in 2005 or later.

     o Approximately 138,000 square feet of office space in Baltimore, Maryland; Berkeley, California; Wilmington, Delaware; New York City, New York; Atlanta, Georgia; Chicago, Illinois; Brookings and Madison, South Dakota; Shoreview, Minnesota; Toronto, Ontario; Birmingham, England; Tokyo, Japan; Paris, France; Mexico City, Mexico; Sao Paulo, Brazil; Milan, Italy; Johannesburg, South Africa; Madrid, Spain; Vienna, Austria; Kuala Lumpur, Malaysia; and Wiesbaden, Germany.

     See Notes 4 and 11 in the Consolidated Financial Statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                        Positions Held                           Age

Thomas G. Grudnowski      President and Chief Executive Officer               50
                          since joining the Company in
                          December 1999. Became a Director of
                          the Company in December 1999. Partner
                          at Andersen Consulting from 1983-1999.
                          Joined Andersen Consulting in 1972.

Larry E. Rosenberger      Executive Vice President since December             54
                          1999. President and Chief Executive Officer from March 1991 to December 1999,
                          Executive Vice President 1985-1991,
                          Senior Vice President 1983-1985, Vice
                          President 1977-1983. A Director from
                          1983-1999. Joined the Company in 1974.

John D. Woldrich          Executive Vice President since 1985,                57
                          Senior Vice President 1983-1985, Vice
                          President 1977-1983. Chief Operating Officer
                          August 1995 to November 1999. A Director from 1983 to November 1999. Joined the
                          Company  in 1972.  Will retire from the
                          Company effective January 5, 2001.

H. Robert Heller          Executive Vice President since September            60
                          1996 and a Director since February 1994.
                          President of International Payments Institute from December 1994 to September 1996;
                          President and Chief Executive Officer of
                          Visa U.S.A., Inc. 1991-1993, Executive Vice
                          President of Visa International 1989-1991.

Henk J. Evenhius          Executive Vice President and Chief                  57
                          Financial  Officer since joining the
                          Company in October  1999.  Executive
                          Vice  President and Chief  Financial
                          Officer of Lam Research  Corporation
                          1987-1998.

Sue A. Simon              Executive Vice President since December 1999;       44
                          Vice President 1997-1999. Joined the
                          Company in 1996. Partner of The Spectrum
                          Group from 1993-1996.

Kenneth M. Rapp           Executive Vice President since October 1999;        54
                          Senior Vice President since August 1994, and President and Chief Operating Officer of DynaMark, Inc. (acquired by the Company as of December 1992) since it was founded in 1985. Resigned effective September 30, 2000.

Eric J. Educate           Executive Vice President since July, 2000.          48
                          Vice  President  of Global Sales for
                          Imation Corporation,  1999-2000; key
                          sales executive at EMC  Corporation,
                          1997-1999;     Silicon     Graphics,
                          1987-1997.

Mark P. Pautsch           Executive Vice President since August, 2000.        44
                          Managing Partner for the CIO Technology
                          Services Organization of Anderson Consulting.
                          Mr. Pautsch spent 21 years at Anderson
                          Consulting.

The term of office for all officers is at the pleasure of the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of May 6, 1996, our common stock began trading on the New York Stock Exchange under the symbol: FIC. Prior to that date, it was traded over-the-counter on the NASDAQ Stock Market under the symbol: FICI. At December 8, 2000, Fair, Isaac had 460 shareholders of record of our common stock. The following table lists the high and low sales prices for the period shown, as reported by the New York Stock Exchange.

Stock Prices                           High              Low
------------------------------------------------------------
October 1 - December 31, 1998         461/2         289/16
January 1 - March 31, 1999            549/16        311/2
April 1 - June 30, 1998               371/16        321/2
July 1 - September 30, 1999           449/16        261/4
October 1 - December 31, 1999         5510/16       28
January 1 - March 31, 2000            556/16        38
April 1 - June 30, 2000               461/8         369/16
July 1 - September 30, 2000           511/8         3913/16

Dividends

     We paid quarterly dividends of 2 cents per share or 8 cents per year during the 1998, 1999 and 2000 fiscal years. There are no current plans to change the amount of the cash dividend.

ITEM 6.  SELECTED FINANCIAL DATA
                                                                             (in thousands, except per share data)
Fiscal years ended September 30,                           2000         1999          1998         1997         1996
-------------------------------------- ------------------------- ------------ ------------- ------------ ------------
Revenues                                               $297,985     $276,931      $245,545     $199,009     $155,913
Income from operations                                   44,614       46,375        40,432       37,756       29,518
Income before income taxes                               47,070       50,600        42,105       35,546       28,704
Net income                                               27,631       29,980        24,327       20,686       17,423
Earnings per share:
     Diluted                                              $1.89        $2.09         $1.68        $1.46        $1.25
     Basic                                                $1.94        $2.13         $1.77        $1.55        $1.32
Dividends per share                                        $.08        $ .08         $ .08        $ .08       $  .08


At September 30,                                           2000         1999          1998         1997         1996
-------------------------------------- ------------------------- ------------ ------------- ------------ ------------

Working capital                                        $100,694     $ 55,885      $ 54,852     $ 47,727     $ 34,699
Total assets                                            241,288      210,353       189,614      145,228      118,023
Long-term capital lease obligations                          --          364           789        1,183        1,552
Stockholders' equity                                    199,001      156,499       133,451      103,189       79,654

     The financial data for the fiscal year ended September 30, 1996 has been restated to reflect the merger, effective July 1997, between Fair, Isaac and Company, Incorporated, and Risk Management Technologies, which has been accounted for under the pooling-of-interests method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We are a global provider of analytics and decision technology. We provide products and services designed to help a variety of businesses use data to make faster, more profitable decisions on their marketing, customers, operations and portfolios. In fiscal 2000 we powered more than 12 billion decisions. Widely recognized for our pioneering work in predictive technology, we develop, produce, market and distribute advanced decision-making solutions to the financial services, retail, telecommunications, e-business, insurance and other industries.

     Our products include statistically derived, rule-based analytical tools; software that automates strategy design and implementation; and consulting services to help clients use and track the performance of those tools. We also provide a range of credit scoring and credit account management services for credit bureaus and credit card processing agencies, and data processing and database management services to businesses engaged in direct marketing
activities,   many  of  which  are  in  the  financial  services  and  insurance industries.

     During fiscal 2000 we made significant progress on our initiatives announced in fiscal 1999 that included targeting growth opportunities in the retail and telecommunications markets and becoming a Web-based ASP or netsourced service provider. We launched four major new products that use our netsource ASP model designed to service a broad range of our clients' needs. These products include LiquidCredit(TM) for e-business credit decision making; Fair, Isaac MarketSmart Decision System(TM) for netsourced customer relationship management; ClickPremium for insurance underwriting; and TelAdaptive(TM), our TRIAD(TM) adaptive control offering for the telecommunications industry. We released our NexGen bureau scores currently available at two of the three credit bureaus in the United States and expect to roll out to the third in early 2001. We put a new management team in place. We changed our sales commission structure to provide greater incentive to acquire new business, and upgraded a number of current products and retired unprofitable products. We also expanded our distribution channels for our TRIAD decisioning technology with additional global card processors, such as EDS and Equifax into new countries and plan to focus our efforts on developing partnerships to supplement our direct sales organization. We also recently announced our Decision Technology Venture Program designed to identify, pursue and transact strategic equity investments. We believe that these changes will further the corporate vision to become the premier provider of decision technology on the Internet as well as promote growth in other areas.

     This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes. In addition to historical information, this report includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. Such factors include, but are not limited to, those described in the "Risk Factors" section of this discussion and analysis.

RESULTS OF OPERATIONS

Revenues

     Our business segments are:

     o North American Financial Services. The majority of our revenues are derived from our North American Financial Services unit, which primarily markets our Alliance Products and Services and Analytic Products and Services in the United States and Canadian markets.

     o NetSourced Services. The NetSourced Services unit principally markets Targeting and Prospecting products, together with Origination and Underwriting, Account and Customer Management products and Standalone Consulting services in the North American market.

     o Other International. The Other International business unit covers all of our operations outside of the United States and Canadian markets.

     Comparative segment revenues, profits and related financial information for 2000, 1999 and 1998 are set forth in Note 12 to the Consolidated Financial Statements.

     Sales to the consumer credit industry continue to account for the majority of our revenues. Credit scoring and credit account management services sold through credit bureaus and third-party credit card processors are generally priced based on usage. Products developed specifically for a single user in this market are generally sold on a fixed-price basis. Such products include application and behavior scoring models (also known as "Analytic Products," "scorecards" or "models"), credit application processing systems (CreditDesk and CreditCenter) and custom credit account management systems, including those marketed under the name TRIAD. Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk systems have also been sold under time or volume-based price arrangements. Products sold to the insurance industry are generally priced based on the number of policies in force, subject to contractual minimums. Targeting and Prospecting products are sold under a combination of fixed-fee and usage-based pricing.

     The  following  table  displays (a) the  percentage  of revenues by product category and (b) the percentage  change in revenues within each product category from the prior fiscal year.
                                           Percentage of                    Period-to-period
                                             revenues                      percentage changes
                                      -----------------------------        ------------------
                                           Years ended                     1999          1998
                                           September 30,                     to           to
                                      2000     1999     1998               2000          1999
---------------------------------------------------------------------------------------------
Alliance Products and Services          50       49       49                 10            13
Targeting and Prospecting               24       24       20                 11            33
Analytic Products and Services           8        9        9                 (8)           13
Origination and Underwriting             7        7       11                 15           (22)
Account and Customer Management          7        5        5                 43            10
Standalone Consulting                    3        4        3                (23)           45
Other                                    1        2        3                (59)          (20)
                                     -----     ----   ------
Total Revenues                         100      100      100                  8            13
                                     =====     ====   ======

     Alliance Products and Services revenues are generated primarily by usage-priced credit scoring services distributed through major credit bureaus and credit account management services distributed through third-party bankcard processors in the United States and Canada. Alliance Products and Services also include our ScoreNet and PreScore services, insurance bureau scores, and other related products. The growth in Alliance Products and Services revenues in fiscal 2000 and fiscal 1999 compared to the respective prior fiscal periods were primarily due to a strong demand for risk scoring services at the credit bureaus, and increased revenues from services provided through bankcard processors and from our insurance bureau scores at the credit bureaus. In fiscal 2000, these increases were partially offset by decreased revenues derived from the ScoreNet services and in fiscal 1999, were partially offset by decreased revenues derived from the ScoreNet and PreScore service. We believe that the decline in ScoreNet service revenues primarily reflects a shift in the purchasing patterns of our customers from these products to credit scoring service at the credit bureaus.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for most of our revenue growth in the last three years. Revenues from services produced through credit bureaus increased 13% in fiscal 2000 compared with fiscal 1999 and 14% in fiscal 1999 compared with fiscal 1998, and accounted for approximately 37% of revenues in fiscal 2000 and 36% in fiscal 1999. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

     While we have been successful in extending or renewing our agreements with credit bureaus and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on revenues and operating margin. In fiscal 2000, Trans Union Corporation accounted for approximately 12% of our revenues; Equifax, Inc., approximately 10%; and Experian Information Solutions, Inc., less than 10%. Revenues generated through our alliances with Equifax, Experian and Trans Union each accounted for approximately 8% to 10% in fiscal 1999 and 7% to 10% of our revenues in fiscal 1998.

     Targeting and Prospecting Services, comprised principally of the former DynaMark business unit, include a variety of data processing, database management and Internet delivery services provided to companies and organizations involved in direct marketing. Revenues from Targeting and Prospecting products are generated from a combination of fixed fee and usage-based pricing arrangements. The increases in Targeting and Prospecting products revenues in fiscal 2000 and fiscal 1999 were due primarily to increased demand for services from customers in the financial services industry.

     Analytic Products and Services include all revenues from our custom models, custom software and related consulting projects used for screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. The decrease in revenues in fiscal 2000 primarily reflects the impact of bank consolidations and external marketing forces related to the Year 2000 issue. The increase in fiscal 1999 was due primarily to our sales of new products and increased sales of small business loan scoring products.

     Origination and Underwriting products automate the processing of credit applications and are primarily comprised of products that were formerly referred to as ASAP(TM) products. Revenues from Origination and Underwriting products increased in fiscal 2000 compared with fiscal 1999 due primarily to increased sales of CreditDesk and sales of StrategyWare(R) decision engine systems. In May 2000 we released a new line of products, LiquidCredit, which provides real-time credit decisioning over the Internet. We believe that the LiquidCredit line of products will, over time, replace our CreditDesk product offerings. During the quarter ended September 30, 1999, we elected to adopt AICPA Statement of Position No. 98-9 (SOP 98-9) though adoption by us was not required for periods prior to October 1, 1999. Origination and Underwriting revenues decreased by 22% in fiscal 1999 compared with fiscal 1998, due primarily to the deferral of revenues resulting from the adoption of SOP 98-9. If SOP 98-9 had not been adopted, Origination and Underwriting revenues would have decreased by 2% in fiscal 1999. As a result of the early adoption of SOP 98-9, software revenues of approximately $4.7 million were deferred to fiscal 1999. If we had implemented SOP 98-9 as of October 1, 1998, there would have been approximately $7.4 million less in Origination and Underwriting revenue for the year ended September 30, 1999, which would have been deferred to future periods.

     Account and Customer Management products include our revenues from sales of credit account management systems (TRIAD) sold to end-users, and our fraud control systems products. The increases in revenues from fiscal 1999 to fiscal 2000 were primarily due to the release of TRIAD 6.0 in fiscal 2000 and increases from fiscal 1998 to fiscal 1999 were due primarily to continuing sales of TRIAD
5.0. With respect to TRIAD, our high degree of success in penetrating the US bankcard industry with these products has limited, and may continue to limit, the revenue growth in that market. However, we have added functionality for the existing base of TRIAD users and are actively marketing TRIAD for other types of credit products and in overseas markets.

     Standalone Consulting Services, composed principally of the services offered by our former Credit and Risk Management Associates subsidiary. Revenues declined in fiscal 2000 compared to fiscal 1999 due to redeployment of personnel to implement the Company's new focus and initiatives after having increased in fiscal 1999, compared to 1998, due to increased sales of consulting services.

     Our revenues derived from clients outside the United States increased to $57.1 million in fiscal 2000, compared to $41.5 million in fiscal 1999 and $42.9 million in fiscal 1998. Increases in international revenues in fiscal 2000 were due primarily to sales of software products, including TRIAD and CreditDesk, increased usage of credit bureau scores and the number of accounts using our account management services at credit card processors in Europe. The decrease in international revenues in fiscal 1999 was principally the result of a decline in revenues from sales by our subsidiary, Risk Management Technologies ("RMT'), in the Asian market. Fluctuations in currency exchange rates have not had a significant effect on revenues to date, but may become more important if, as expected, the proportion of our revenues denominated in foreign currencies increases in the future.

     Other products include our smaller, discrete product lines and revenues of RMT. The revenues of RMT were down significantly in fiscal 1999 from fiscal 1998 due primarily to bank consolidations and delay in releases of new products and in fiscal 2000 from fiscal 1999 were due principally to our decision to cease marketing RMT's RADAR(TM) product line.

     Revenues from software maintenance and consulting services each accounted for less than 10% of revenues in each of the three years in the period ended September 30, 2000, and we do not expect revenues from either of these sources to exceed 10% of revenues in the foreseeable future.

     Over the long term, in addition to the factors discussed above, our rate of revenue growth--excluding growth due to acquisitions--is limited by the rate at which we can recruit and absorb additional professional staff. We believe this constraint will continue to exist indefinitely. On the other hand, despite the high penetration we have already achieved in certain markets, the opportunities for application of our core competencies are much greater than we can pursue. Thus, we believe we can continue to grow revenues, within the personnel constraint, for the foreseeable future. At times we may forego short-term revenue growth in order to devote limited resources to opportunities that we believe have exceptional long-term potential. This is the basis for our new strategic focus on becoming an e-business company and implementing new growth initiatives targeted at the retail and telecommunications markets.

Expenses

     The  following  table sets forth for the fiscal  periods  indicated (a) the percentage  of revenues  represented  by certain line items in our  Consolidated
Statements of Income and  Comprehensive  Income and (b) the percentage change in the amount of each such line item from the prior fiscal year.
                                               Percentage of               Period-to-period
                                                 revenue                  percentage changes
                                        -----------------------------------------------------
                                                Years ended               1999           1998
                                               September 30,               to             to
                                        2000       1999      1998         2000           1999
---------------------------------------------------------------------------------------------
Total revenues                           100        100       100            8             13
                                       -----      -----     -----
Costs and expenses:
   Cost of revenues                       43         38        35           22             24
   Research and development               10         11        12           <1              2
   Sales, general and administrative      30         33        36           (4)             4
   Amortization of intangibles             1          1         1           16             30
   Restructuring Charge                    1        ---       ---          ---            ---
Total costs and expenses                  85         83        84           10             12
                                       -----      -----     -----
Income from operations                    15         17        16           (4)            15
Other income (expense)                     1          1         1          (42)           153
                                       -----      -----     -----
Income before income taxes                16         18        17           (7)            20
Provision for income taxes                 7          7         7           (6)            16
                                       -----      -----     -----
Net income                                 9         11        10           (8)            23
                                       =====      =====     =====

Cost of revenues

     Cost of revenues consists primarily of personnel directly involved in creating revenue, travel and related overhead costs; costs of computer service bureaus; and the amounts paid by us to credit bureaus for scores and related information in connection with the ScoreNet Service.

     Cost of revenues, as a percentage of revenues, increased in fiscal 2000 and fiscal 1999 over the prior year. In fiscal 2000 the increase was primarily due to costs related to the discontinued Healthcare Receivables Management System
(HRMS) line of business, the increasing revenues coming from Targeting and Prospecting products and services, all of which generally have a lower gross margin than our other products and services, and an increase in personnel costs because of a change in policy for accrued vacation and sick leave. In fiscal 1999, the increase was primarily due to the increasing percentage of revenues coming from Targeting and Prospecting products and services, which generally have a lower gross margin than our other products and services on average.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in new and existing product development, researching mathematical and statistical models and developing software tools that are aimed at improving productivity, profitability and management control.

     Research and development expenses decreased in fiscal 2000 as a percentage of revenues compared to the prior period, due primarily to redeployment of personnel to focus on increasing ASP delivery capacity for new products. Research and development expenditures in fiscal 2000 were primarily related to new products, product extensions and charges for a software development license.

     Research and development expenditures in fiscal 1999 were primarily related to new fraud detection software products, the release of a new version of TRIAD software, Year 2000 compliance work, development of a new automated strategic application processing system for high-end users, next generation credit bureau risk scores and healthcare receivables management. In the last quarter of fiscal 1999, we began work on a number of projects for clients in the e-business and telecommunications industries. The decrease in research and development expenses, as a percentage of revenues, in fiscal 1999 was due to a reduction in costs of Year 2000 compliance work and work related to product development for eFunds (formerly Deluxe Financial Services, Inc.), and the replacement of relatively expensive consultants with salaried employees.

     Though individual offerings accounted for a decreasing percentage of revenues in fiscal 2000 and 1999, we continue to invest in innovations in the context of current offerings for existing clients and developing and applying analytic and software technologies to create real time decision-making solutions for Internet applications. We expect that research and development expenses will continue to be a significant expense in future periods as new products targeted at the telecommunications and retail markets are developed and we continue to implement our strategy to become an e-business company.

Sales, general and administrative

     Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, expenses associated with the exploration of new business opportunities, the costs of operating administrative functions, such as finance and computer information systems and compensation expenses for certain senior management. Sales, general and administrative expenses for fiscal 2000, as a percentage of revenues, were lower as compared with fiscal 1999, due primarily to a reduction in consulting expenses. In the prior fiscal year, we incurred consulting fees related to our Northstar reorganization and incurred no such fees in the current fiscal year. As a percentage of revenues, sales, general and administrative expenses for fiscal 1999 were lower than in fiscal 1998, due primarily to emphasis on cost reduction measures resulting in slower personnel growth and reassignment of personnel and related costs.

Amortization of intangibles

     We are amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years. Also see Note 1 and 5 of Notes to the Consolidated Financial Statements.

Restructuring charge

     In the first quarter of fiscal 2000, we announced the discontinuance of our HRMS line and recorded restructuring charges totaling $1,935,000. During the second quarter we announced and began to implement supplemental restructuring actions aimed at reducing costs and recognized a $988,000 charge for the estimated costs of those actions. The restructuring action consisted of terminating approximately 40 full-time employees. The combined restructuring actions have resulted in cash expenditures of $2,439,000 and a non-cash asset write-down of $99,000 through September 30, 2000. See Note 7 to the Consolidated Financial Statements for additional information.

Other income (expense)

     The table in Note 13 to the Consolidated Financial Statements presents the detail of other income and expenses. Interest income is derived from the investment of funds surplus to our immediate operating requirements. At September 30, 2000, we had approximately $83.0 million invested in U S treasury securities and other interest-bearing instruments. Interest income increased in both fiscal 2000 and 1999 due to higher average cash balances in interest-bearing accounts and instruments.

     In fiscal 1998, we entered into a synthetic lease arrangement to construct an office complex intended to accommodate future growth. On September 27, 2000, we sold our office complex project (the "Lindaro project") to a real estate development firm and have decided not to occupy any part of the project. The transaction closed in the fourth quarter of fiscal 2000 and resulted in a loss of approximately $1.4 million as detailed in Note 13 to the Consolidated Financial Statements.

     In fiscal 1999, we realized a one-time gain of $720,000 due to curtailment of our pension plan, as described in Note 8 and 13 to the Consolidated Financial Statements, and realized a gain of $483,000 from the sale of marketable securities. In fiscal 1998, the difference between the increase in operating income of 7% and the increase in net income of 18% was primarily due to the interest income derived from investments in US treasury securities and other interest-bearing instruments, and the absence of losses from equity investments in start-ups.

Provision for income taxes

     Our effective tax rate was 41.3%, 40.8% and 42.2%, in fiscal 2000, 1999 and 1998, respectively. The increase to 41.3% in fiscal 2000 compared to fiscal 1999 was due primarily to the increased goodwill amortization in the current year resulting from the earnout paid to former stockholders of CRMA under the 1996 CRMA purchase agreement.

Capital Resources and Liquidity

     Working capital increased to $100,694,000 at September 30, 2000 from $55,885,000 at September 30, 1999 and $54,852,000 at September 30, 1998. The
increase in fiscal 2000 was due primarily to increases in cash, cash equivalents, a higher proportion of investments in short-term investments, a lower accrual for compensation and employee benefits expenses, and increases in accounts receivable and billings in excess of earned revenues. The increase in fiscal 1999 was due primarily to increases in cash, cash equivalents, unbilled work in progress and decreases in other accrued liabilities, which more than offset the decreases in short-term investments and accounts receivable and increases in accrued compensation and employee benefits.

     Our exposure to collection risks is comprised of the sum of accounts receivable plus unbilled work in progress, less billings in excess of earned revenues. Changes in contract terms and product offerings, along with variations in timing, may cause fluctuations in any or all of these items. During fiscal 1999, accounts receivable decreased compared with fiscal 1998 due to improved collection efforts. The increases in billings in excess of earned revenues were proportional to the increase in revenues. The increase in unbilled work in progress was due primarily to the implementation of Statement of Position (SOP) 97-2, "Software Revenue Recognition" as amended by SOP 98-4 and SOP 98-9 during fiscal year ended 1999. Compared with fiscal 1999, during fiscal 2000, increases in accounts receivables (15%) and increases in billings in excess of earned revenues (14%) were proportional, with minimal change in unbilled work in progress.

     Our primary method for funding operations and growth has been cash flows generated from operations and occasional lease financing. Cash flows from operating activities were $36,652,000 in fiscal 2000 compared to $42,484,000 in fiscal 1999 and $41,268,000 in 1998. Net operating cash flows in fiscal 2000 decreased $5,832,000 compared to fiscal 1999, primarily due to a decrease in net income, non-cash adjustment for deferred income tax, and net working capital changes, partially offset by increase in a non-cash adjustments for depreciation. Net operating cash flows in fiscal 1999 increased $1,216,000 compared to fiscal 1998, primarily due to an increase in net income and a non-cash adjustment for depreciation, partially offset by a non-cash adjustment for deferred income tax charge and net working capital increases.

     Investing activities consumed $27,580,000 in cash in fiscal 2000, compared to $25,488,000 in fiscal 1999 and $41,477,000 in fiscal 1998. We primarily use cash for purchases of property and equipment and investment in marketable securities. Increase in spending during fiscal 2000 compared to 1999 was primarily due to the purchase of property and equipment. The decrease in spending during fiscal 1999 compared to fiscal 1998 was primarily due to a decrease in net investments in marketable securities, and a non-recurring payment for acquisition of subsidiaries during 1998.

     Financing activities provided $9,719,000 in cash in fiscal 2000, compared to using cash of $10,523,000 in fiscal 1999, and providing cash of $1,242,000 in fiscal 1998. Our financing activities primarily consist of proceeds from the exercise of stock options and the issuance of treasury stock, principal payments for capital lease obligations, and for dividends and repurchases of our stock. Net cash provided by financing activities in fiscal 2000 and 1998 was primarily due to proceeds received from the exercise of stock options and the issuance of treasury stock. Net cash used in financing during fiscal 1999 was primarily made for repurchases of our stock.

     The Lindaro project was closed out in the fourth quarter of fiscal 2000 and resulted in a loss of approximately $1.4 million. Future cash flows will continue to be affected by operating results, contractual billing terms and collections, investment decisions and dividend payments, if any. At September 30, 2000, we had no significant capital commitments other than those obligations described in Notes 4 and 11 of the Consolidated Financial Statements.

     In fiscal 1999, the Company initiated a stock repurchase program under which the Company was authorized to purchase up to one million shares of its common stock, to be funded by cash on hand. Through September 30, 2000, the Company had repurchased 360,004 shares at a cost of approximately $12.2 million.

     We believe that the cash and marketable securities on hand, along with cash expected to be generated by operations, will be adequate to meet our capital and liquidity needs for both the current fiscal year and the foreseeable future.

European Economic and Monetary Union (EMU)

     Under the European Union's plan for Economic and Monetary Union (EMU), the euro becomes the sole accounting currency of EMU countries on January 1, 2002. Its initial phase went into effect on January 1, 1999, in 11 participating countries: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. In this initial phase the EMU mandated that key financial systems be able to triangulate conversion rates so that any amount booked will be logged and processed simultaneously in both the local currency and euros. We believe that our computer systems and programs are euro-compliant. Costs associated with compliance were not material and were expensed by us as they were incurred. We also believe the conversion to the euro will not have a material impact on our consolidated financial results.

Risk Factors

Our revenues are dependent, to a great extent, upon general economic conditions and more particularly, upon conditions in the consumer credit and the financial services industries.

     The majority of our revenues are derived from sales to the consumer credit industry. In addition, during fiscal 2000, 24 % of our revenues were derived from financial services related products. A downturn in the consumer credit industry
                                                                              24
or the financial services industry caused by increases in interest rates or a tightening of credit, among other factors could harm our results of operations. The revenue growth and profitability of our business depends on the overall demand for our existing and new products, particularly in the product segments in which we compete. Because our sales are primarily to major corporations, our business also depends on general economic and business conditions. A softening of demand for our decisioning solutions caused by a weakening of the economy may result in decreased revenues or lower growth rates. In particular, one of the challenges we face in promoting future growth in revenues is the successful refocusing of our marketing and sales efforts to our new initiatives. There can be no assurances that we will be able to effectively promote future revenue growth in our business. Since 1990, while the rate of account growth in the U S bankcard industry has been slowing and many of our largest institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management business by cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth.

Quarterly operating results have varied significantly in the past and this unpredictability will likely continue in the future.

     Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue for the foreseeable future. Consequently, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors, and in this event the market price of our common stock would likely fall. Factors that affect our revenues and operating results include the following:

     o         Decrease in recurring revenues

     o         The lengthy sales cycle of many of our products

     o Failure of our target markets and customers to accept our new products

     o Our ability to successfully and timely develop, introduce and market new products and product enhancements

     o The timing of our new product announcements and introductions in comparison with our competitors

     o         Changes in the level of our operating expenses

     o         Competitive conditions in the consumer credit industry

     o         Competitive conditions in the financial services industry

     o         Domestic and international economic conditions

     o         Changes in prevailing technologies

     o         Acquisition-related expenses and charges

     o         Timing of orders for and deliveries of certain software systems

     o Increased operating expenses related to the development of products for the Internet and

     o         Other factors unique to our product lines

     With the exception of the cost of ScoreNet data purchased by us, most of our operating expenses are not affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may have a significant impact on operating results.

Our ability to increase our revenues is highly dependent upon the introduction of new products and services and if our products and services are not accepted by the marketplace, our business may be harmed.

     We have a significant share of the available market for our traditional products and services, such as our Alliance Products and Services. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to expand into newer markets for our products and services, such as direct marketing, insurance, small business lending, retail and telecommunications. If our current or potential customers are not willing to switch to or adopt our electronic commerce solution, our growth and revenues will be limited. The failure to generate a large customer base for our new products would harm our ability to grow and increase revenues. This failure could occur for several reasons. Some of our business-to-business electronic commerce competitors charge their customers large fees upon the execution of customer agreements. Businesses that have made substantial up-front payments to our competitors for electronic commerce solutions may be reluctant to replace their current solution and adopt our solution. As a result, our efforts to create a larger customer base may be more difficult than expected even if we are deemed to offer products and services superior to those of our competitors. Further, because the business-to-business electronic commerce market is new and underdeveloped, potential customers in this market may be confused or uncertain about the relative merits of each electronic commerce solution or which electronic commerce solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit current or potential customers from adopting our solution, which could harm our business, operating results and financial condition.

There are significant risks associated with the introduction of new products.

     Significant undetected errors or delays in new products or new versions of a product, especially in the area of customer relationship management, or may affect market acceptance of our products and could harm our business, results of operations or financial position. If we were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products, or if customers were dissatisfied with product functionality or performance, our business, results of operations or financial position could be harmed.

     There can be no assurance that our new products will achieve significant market acceptance or will generate significant revenue. Additional products that we plan to directly or indirectly market in the future are in various stages of development. We are expanding our technology into a number of new business areas to foster long-term growth, including exchanges for a number of business procurement needs, Internet/electronic commerce, online business services and Internet computing. These areas are relatively new to our product development and sales and marketing personnel. There is no assurance that we will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, our current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is relatively new to the computer industry. The successful introduction of Internet computing to the market will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture, (ii) the ease of use and administration relative to client/server architecture, and (iii) the means by which hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for us.

Failure to obtain data from our clients to update and re-develop or to create new models could harm our business.

     Updates of models and development of new and enhanced models depend to a significant extent on availability of statistically relevant data. Such data is usually obtained under agreements with our clients. Refusals by clients to provide such data or to obtain permission of their customers to provide such data, and privacy and data protection restrictions, could result in loss of access to required data.

Our business and the business of our clients is subject to government regulation and changes in regulation.

     Our current and prospective clients, which primarily consist of credit bureaus, credit card processors, state and federally chartered banks, savings and loan associations, credit unions, consumer finance companies and other consumer lenders, as well as customers in the industries that we may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While we may not be directly subject to such regulations, our products and services must be designed to work within the extensive and evolving regulatory constraints in which our clients operate and to meet our client expectations with respect to handling data in conformity with applicable data protection laws. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act and the Financial Services Modernization Act of 1999.

     Amendments to the federal Fair Credit Reporting Act (which became law in September 1997) expressly permits the use of credit bureau data to prescreen consumers for offers of credit and insurance and allows affiliated companies to share consumer information with each other subject to certain conditions. These amendments impose a seven-year moratorium on new state legislation on certain issues; however score disclosure regulation by states is not pre-empted under this legislation and the states remain free to regulate the use of credit bureau data in connection with insurance underwriting.

     On September 30, 2000, the Score Disclosure Statute was signed into law in California and is the first legislation to require the disclosure of credit risk scores. The Score Disclosure Statute becomes effective July 1, 2001, and imposes significant new requirements on credit reporting agencies and residential creditors and brokers to disclose credit risk scores. In addition there are several pending federal score disclosure bills and other states may follow California's lead and pass score disclosure legislation. In September 2000 we initiated the FICO Guide service which delivers to lenders and brokers a personalized explanation of the factors considered in a given consumer's FICO score, and suggestions on how to improve the score over time.

     We believe enacted or proposed state regulation of the insurance industry has had some detrimental impact on our efforts to sell insurance risk scores through credit reporting, but state regulation has not prevented growth of such sales. Examples of recent legislation include legislation pending in Missouri that would prohibit sole use of credit information in the issuance, renewal, and cancellation of policies covering private passenger automobiles and a Connecticut law that will not allow use of credit inquiries in a model used in insurance underwriting.

     Providing an individual with control over what personal information a business collects and uses is a growing, global trend. The recent Financial
Services Modernization Act of 1999 (Gramm-Leach-Bliley Act) includes several privacy provisions and introduces new controls over the transfer and use of individual data by financial institutions. Additional federal legislation is proposed. In addition over 400 state privacy bills are pending. On the International front, in the European Union (EU), the Data Protection Directive became effective October 1998 and places strict controls on the collection, use and transfer of personal data. We have registered under the US Safe Harbor provisions in the UK, pledging to meet the EU level of adequate protection for personal data, have another registration pending in Spain and are evaluating the desirability of registering in other counties. We expect increased costs of compliance with these regulations but such costs are not expected to have a material impact on our results of operation or financial condition.

     Furthermore, some consumer groups have expressed concern regarding the privacy and security of automated credit processing, the use of automated credit scoring tools in credit underwriting and whether electronic lending is a desirable technological development in light of the current level of consumer debt.

     The failure of our products and services to support customers' compliance with current regulations and to address changes in customers' regulatory environment, or our failure to comply with current regulations or adapt to changes in regulatory environment, in an efficient and cost-effective manner, could harm our business, results of operations and financial condition.

Our operations outside the United States subject us to unique risks that may harm our results of operations.

     A growing portion of our revenues is derived from international sales. During the last fiscal year, we received approximately 19% of our revenues from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control. These factors include:

     o      The general economic conditions in each country
     o      Incongruent tax structures
     o      Difficulty in managing an organization spread over various countries
     o      Compliance with a variety of foreign laws and regulations
     o      Import and export licensing requirements
     o      Trade restrictions and tariffs o Longer payment cycles and
     o      Volatile exchange rates for foreign currencies

     There can be no assurances that we will be able to successfully address each of these challenges in the near term. Although some of our business is conducted in currencies other than the US dollar, foreign currency translation gains and losses are not currently material to our position, results of operations or cash flows. However, an increase in our foreign revenues could subject us to foreign currency translation risks in the future. We have found it to be impractical to hedge all foreign currencies in which we conduct business. As a result, we have experienced non-material foreign currency gains and losses and may continue to do so.

If we do not recruit and retain qualified personnel, our business could be harmed.

     Our continued growth and success depend to a significant extent on the continued service of our senior management and other key research, development, sales and marketing personnel and the hiring of new qualified personnel. Competition for highly skilled business, product development, technical and other personnel is becoming more intense due to lower overall unemployment rates, the dramatic increase in information technology spending and private companies that can offer equity incentives that provide the potential for greater compensation in connection with an initial public offering. Accordingly, we expect to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that we will be successful in continually recruiting new personnel and in retaining existing personnel. In general, we do not have long-term employment or non-competition agreements with our employees. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could harm our continued growth.

     Over the long term, our rate of revenue growth is likely to be limited by the rate at which we can recruit and absorb additional professional staff. We believe this constraint will continue to exist indefinitely. At times we may forego short-term revenue growth in order to devote limited resources to opportunities that we believe have exceptional long-term potential. This is the basis for our strategic focus of becoming an e-business company and implementing new growth initiatives targeted at the retail and telecommunications markets.

We rely upon our proprietary technology rights and if we are unable to protect them, our business could be harmed.

     Because the protection of our proprietary technology is limited, our proprietary technology could be used by others without our consent. Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have only seven patent applications and no issued patents to date. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

We may be subject to possible infringement claims that could harm our business.

     With recent developments in the law that permit patentability of business methods, we expect that products in the industry segments in which we compete will increasingly be subject to such claims as the number of products and competitors in our industry segments grow and the functionality of products overlaps. In addition, we expect to receive more patent infringement claims as companies increasingly seek to patent their software, also in light of recent developments in the law that extend the ability to patent software. Regardless of the merits, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be harmed.

Security is important to our business, and breaches of security, or the perception that e-commerce is not secure could harm our business.

     Internet-based, business-to-business electronic commerce requires the secure transmission of confidential information over public networks. Security breaches of networks on which netsourced products are used or well publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the models we use to protect content and transactions on the networks on which the netsourced products or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by such breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information

We are dependent upon major contracts with credit bureaus.

     A substantial portion of our revenues is derived from contracts with the three major credit bureaus with usual terms of five years or less. In the last fiscal year, these contracts accounted for approximately 30% of our revenues. If we are unable to renew any of these contracts on the same or similar terms with one or more of these credit bureaus, our revenues and results of operations may be harmed.

We may incur risks related to acquisitions or significant investment in businesses.

     As part of our business strategy, we have made in the past and may make in the future acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Although we do not currently have plans to do so, any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that we will pay much more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential product liability associated with the sale of the acquired company's products, the potential disruption of our ongoing business, the distraction of management from our business, the inability of management to maximize the financial and our strategic position, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could harm our business, results of operations or financial position, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

Backlog orders may be cancelled or delayed.

     There is no assurance that backlog will result in revenues. We believe that increased revenue growth in fiscal 2001 and later years will depend to a significant extent on sales of newly developed products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Market Risk Disclosures

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. We do not use derivative financial instruments for speculative or hedging purposes.

     Interest Rate Sensitivity

     We maintain an investment portfolio consisting mainly of income securities with an average maturity of less than five years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold its fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We believe that our foreign currency and equity risk is not material.

     The   following   table   presents  the   principal   amounts  and  related
weighted-average yields for our fixed rate investment portfolio at September 30, 2000:

                                                          Carrying       Average
                                                          Amounts         Yield

Cash equivalents:
      Commercial paper                                   $35,587,000       6.7%
      Money market funds                                     172,000       6.3%
                                                         -----------
                                                          35,759,000       6.7%
                                                         -----------

Short-term investments:
      Commercial paper                                     19,109,000      6.5%

Long-term investments:
       US government obligations                          27,600,000       6.4%
                                                         -----------


      Total                                              $82,468,000
                                                         ===========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Auditors

The Board of Directors and Stockholders
Fair, Isaac and Company, Incorporated:

      We have audited the accompanying consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



San Francisco, California
October 27, 2000

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                            (in thousands, except per share data and number of shares)
Years ended September 30,                                                     2000             1999              1998
----------------------------------------------------- ----------------------------- ---------------- -----------------
Revenues                                                                  $297,985         $276,931          $245,545

Costs and expenses:
   Cost of revenues                                                        128,316          105,454            84,980
   Research and development                                                 29,817           29,720            29,136
   Sales, general and administrative                                        90,215           93,569            89,602
   Amortization of intangibles                                               2,100            1,813             1,395
   Restructuring charge                                                      2,923               --                --
                                                                        ----------       ----------        ----------
       Total costs and expenses                                            253,371          230,556           205,113
                                                                        ----------       ----------        ----------
Income from operations                                                      44,614           46,375            40,432
Other income, net                                                            2,456            4,225             1,673
                                                                        ----------       ----------        ----------
Income before income taxes                                                  47,070           50,600            42,105
Provision for income taxes                                                  19,439           20,620            17,778
                                                                        ----------       ----------        ----------
Net income                                                                 $27,631          $29,980           $24,327
                                                                           =======          =======           =======

Net income                                                                 $27,631          $29,980           $24,327
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments:
       Unrealized holding gains (losses)
           arising during period                                               (84)            (293)              383
       Less: reclassification adjustment                                        --             (281)               --
                                                                        ----------       ----------        ----------
           Net unrealized gains (losses)                                       (84)            (574)              383
       Foreign currency translation adjustments                               (389)            (127)              138
                                                                        ----------       ----------        ----------
Other comprehensive income (loss)                                             (473)            (701)              521
                                                                        ----------       ----------        ----------
Comprehensive income                                                       $27,158          $29,279           $24,848
                                                                        ==========       ==========        ==========


Earnings per share:
  Diluted                                                                    $1.89            $2.09             $1.68
                                                                             =====            =====             =====
  Basic                                                                      $1.94            $2.13             $1.77
                                                                             =====            =====             =====

Shares used in computing earnings per share:

  Diluted                                                               14,635,000       14,364,000        14,463,000
                                                                        ==========       ==========        ==========
  Basic                                                                 14,260,000       14,073,000        13,763,000
                                                                        ==========       ==========        ==========

See accompanying notes to the consolidated financial statements.

                                                                                                                   32

CONSOLIDATED BALANCE SHEETS
                                                                                                    (in thousands)
September 30,                                                                                  2000              1999
---------------------------------------------------------------------------------------------------------------------
Assets
  Current assets:
      Cash and cash equivalents                                                            $ 39,506          $ 20,715
      Short-term investments                                                                 19,109             5,216
      Accounts receivable, net of allowance ($1,130 and  $1,274)                             41,625            36,007
      Unbilled work in progress                                                              26,484            26,859
      Prepaid expenses and other current assets                                               4,769             6,509
      Deferred income taxes                                                                   5,719             6,021
                                                                                           --------          --------
         Total current assets                                                               137,212           101,327
  Investments                                                                                34,502            43,934
  Property and equipment, net                                                                48,565            44,715
  Intangibles, net                                                                            8,630            10,730
  Deferred income taxes                                                                       8,778             5,932
  Other assets                                                                                3,601             3,715
                                                                                           --------          --------
                                                                                           $241,288          $210,353
                                                                                           ========          ========

Liabilities and stockholders' equity Current liabilities:

    Accounts payable                                                                         $1,606          $  3,340
    Accrued compensation and employee benefits                                               15,581            23,436
    Other accrued liabilities                                                                 8,863             9,339
    Billings in excess of earned revenues                                                    10,104             8,898
    Capital lease obligations                                                                   364               429
                                                                                           --------          --------
        Total current liabilities                                                            36,518            45,442
Long-term liabilities:
    Accrued compensation and employee benefits                                                4,886             6,104
    Other liabilities                                                                           883             1,944
    Capital lease obligations                                                                    --               364
                                                                                           --------          --------

        Total liabilities                                                                    42,287            53,854
                                                                                           --------          --------
Stockholders' equity:
    Preferred stock ($0.01 par value; 1,000,000 authorized;
     none issued or outstanding)                                                                 --               --
    Common stock ($0.01 par value; 35,000,000 shares authorized; 14,797,844 and
     14,313,616 shares issued, and 14,539,059 and 13,980,425 outstanding at
     September 30, 2000 and 1999, respectively)                                                 148               143
    Paid in capital in excess of par value                                                   52,269            38,287
    Retained earnings                                                                       156,021           129,530
    Less treasury stock, at cost                                                             (8,793)          (11,290)
    Accumulated other comprehensive loss                                                       (644)             (171)
                                                                                           --------          --------
       Total stockholders' equity                                                           199,001           156,499
                                                                                           --------          --------
                                                                                           $241,288          $210,353
                                                                                           ========          ========

See accompanying notes to the consolidated financial statements.

                                                                                                                   33

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended September 30, 1998, 1999 and 2000                                          (in thousands)
-------------------------------------------------------------------------------------------------------------


                                                    Paid in                          Accumulated
                                      Common stock  capital in                           Other             Total
                                               Par  excess of   Retained  Treasurt   comprehensive stockholders'
                                 Shares      value  par value   earnings     stock   income (loss)        equity
                                 -----------------  ----------  --------  --------   -------------        ------

Balances at September 30, 1997    13,462      $135    $26,025    $77,453    $(433)          $ 9         $103,189
Issuance of common stock              33        --      1,468         --       --            --            1,468
Vesting of restricted stock           --        --        185         --       --            --              185
Exercise of stock options            487         5      2,726         --       --            --            2,731
Tax benefit of exercised
     stock options                    --        --      1,660         --       --            --            1,660
Deferred compensation                 --        --        472         --       --            --              472
Repurchase of company stock           (3)       --        (82)        --      (28)           --             (110)
Issuance of treasury stock             3        --         --         --      110            --              110
Net income                            --        --         --     24,327       --            --           24,327
Dividends paid                        --        --         --     (1,102)      --            --           (1,102)
Unrealized gains on investments       --        --         --         --       --           383              383
Cumulative translation adjustments    --        --         --         --       --           138              138
                                  ------      ----    -------   --------  --------        ------        --------


Balances at September 30, 1998    13,982       140     32,454    100,678     (351)          530          133,451
Issuance of common stock              44        --      1,455         --       --            --            1,455
Vesting of restricted stock           --        --         17         --       --            --               17
Exercise of stock options            277         3      3,203         --       --            --            3,206
Tax benefit of exercised
     stock options                    --        --      1,285         --       --            --            1,285
Deferred compensation                 --        --        255         --       --            --              255
Repurchase of company stock         (361)       --         --         --  (12,232)           --          (12,232)
Issuance of treasury stock            38        --       (382)        --    1,293            --              911
Net income                            --        --         --     29,980       --            --           29,980
Dividends paid                        --        --         --     (1,128)      --            --           (1,128)
Unrealized losses on investments      --        --         --         --       --          (574)            (574)
Cumulative translation adjustments    --        --         --         --       --          (127)            (127)
                                  ------      ----    -------   --------  --------        ------        --------


Balances at September 30, 1999    13,980       143     38,287    129,530  (11,290)         (171)         156,499
Exercise of stock options            484         5     11,229         --       --            --           11,234
Tax benefit of exercised
     stock options                    --        --      1,786         --       --            --            1,786
Deferred compensation                 --        --        870         --       --            --              870
Repurchase of company stock           --        --         --         --      (41)           --              (41)
Issuance of treasury stock            75        --         97         --    2,538            --            2,635
Net income                            --        --         --     27,631       --            --           27,631
Dividends paid                        --        --         --     (1,140)      --            --           (1,140)
Unrealized losses on investments      --        --         --         --       --           (84)             (84)
Cumulative translation adjustments    --                   --         --       --          (389)            (389)
                                  ------      ----    -------   --------  --------        ------        --------


Balances at September 30, 2000    14,539      $148    $52,269   $156,021  $(8,793)        $(644)        $199,001
                                  ======      ====    =======   ========  ========        ======        ========

See accompanying notes to the consolidated financial statements.
                                                                                                              34

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     (in thousands)
Years ended September 30,                                                              2000          1999        1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                          $27,631       $29,980      $24,327
Adjustments to reconcile net income to cash provided by
         operating activities:
    Depreciation and amortization                                                    21,461        17,431       14,948
    Restructuring charge                                                              2,923            --           --
    Deferred compensation                                                               870           255          472
    Gain on sale of investments                                                          --          (483)          --
    Deferred income taxes                                                            (2,487)         (134)      (3,809)
     Tax Benefit from exercise of stock options                                       1,786         1,285        1,660
    Other                                                                               376           223           --
    Changes in operating assets and liabilities:
       Accounts receivable                                                           (5,805)        3,024       (2,743)
       Unbilled work in progress                                                        375        (4,855)      (3,828)
       Prepaid expenses and other current assets                                      1,740        (2,213)         473
       Other assets                                                                     117          (194)      (4,963)
       Accounts payable                                                              (1,707)       (2,883)        (590)
       Accrued compensation and employee benefits                                    (6,531)        3,140        4,497
       Other accrued liabilities                                                     (3,289)       (1,862)       9,156
       Billings in excess of earned revenues                                          1,206         1,036        1,516
       Other liabilities                                                             (2,014)       (1,266)         152
                                                                                    -------       -------      -------
                  Net cash provided by operating activities                          36,652        42,484       41,268
                                                                                    -------       -------      -------
Cash flows from investing activities
Purchases of property and equipment                                                 (22,595)      (16,799)     (15,669)
Payments for acquisition of subsidiaries                                                 --        (1,454)      (3,347)
Purchases of investments                                                            (14,432)      (80,319)     (33,491)
Proceeds from sale of investments                                                        --        46,647           --
Proceeds from maturities of investments                                               9,447        26,437       11,030
                                                                                    -------       -------      -------
                  Net cash used in investing activities                             (27,580)      (25,488)     (41,477)
                                                                                    -------       -------      -------
Cash flows from financing activities
Principal payments of capital lease obligations                                        (429)         (413)        (387)
Proceeds from the exercise of stock options and issuance of treasury stock           11,329         3,250        2,841
Dividends paid                                                                       (1,140)       (1,128)      (1,102)
Repurchase of company stock                                                             (41)      (12,232)        (110)
                                                                                    -------       -------      -------
                  Net cash provided by (used in) financing activities                 9,719       (10,523)       1,242
                                                                                    -------       -------      -------
Increase in cash and cash equivalents                                                18,791         6,473        1,033
Cash and cash equivalents, beginning of year                                         20,715        14,242       13,209
                                                                                    -------       -------      -------
Cash and cash equivalents, end of year                                              $39,506       $20,715      $14,242
                                                                                    =======       =======      =======

See accompanying notes to the consolidated financial statements.

                                                                                                                    35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

Nature of business

     Fair, Isaac and Company, Incorporated (the "Company"), is incorporated under the laws of the State of Delaware. The Company offers a variety of products and services designed to help businesses use data to make better decisions about their customers. Products include analytical tools, software designed to implement those analytical tools and consulting services to help clients track the performance of those tools. The Company is a market leader in developing predictive and risk assessment models for the financial services industry, including credit and insurance scoring models. The Company also offers direct marketing and database management services, and enterprise-wide risk management and performance measurement solutions to major financial institutions.

Basis of consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Use of estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

      Certain amounts in the financial statements and notes thereto have been reclassified to conform to 2000 classifications.

Cash and cash equivalents

      Cash and cash equivalents consist of cash in banks and investments with an original maturity of 90 days or less at time of purchase.

Fair value of financial instruments

      The fair values of cash and cash equivalents, accounts receivable and accounts payable are approximately equal to their carrying amounts because of the short-term maturity of these instruments. The fair values of the Company's investments are disclosed in Note 3. The carrying amount of capital lease obligations approximates fair value at September 30, 2000.

Investments

      Investments in US government obligations and marketable equity securities are classified as "available-for-sale" and are carried at market value. Other investments are carried at the lower of cost or net realizable value method. Investments with remaining maturities over one year are classified as long-term investments due to the Company's current intent. Realized gains and losses are included in Other Income, net. The cost of investments sold is based on the specific identification method.

Credit and market risk

      The Company invests a portion of its excess cash in US government obligations and has established guidelines relative to diversification and maturities for maintaining safety and liquidity. In addition, an allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses for accounts receivable.

Depreciation and amortization

      Depreciation and amortization on property and equipment including leasehold improvements and capitalized leases are provided using the straight-line method over estimated useful lives ranging from three to seven years or the term of the respective leases.

Intangibles

      The intangible assets consisting of goodwill and non-compete agreements arose principally from business acquisitions and are amortized on a straight-line basis over the periods of expected benefit, which range from 4 to 15 years.

Revenue recognition

      The Company has adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition" as amended by SOP 98-4 and SOP 98-9 during fiscal year ended 1999. SOP 97-2 as amended generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

      Revenues from contracts for the development of custom scoring systems and software which require significant consulting for customization are recognized using the percentage-of-completion method of accounting based upon milestones that are defined using management's estimates of costs incurred at various stages of the project as compared to total estimated project costs. Revenues determined by the percentage-of-completion method in excess of contract billings are recorded as unbilled work in progress. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Deposits billed and received in advance of performance under contracts are recorded as billings in excess of earned revenues.

      Revenues from credit-bureau usage-priced products and services are recognized based on usage reports received from the third parties through which such products and services are delivered. Amounts due under such arrangements are recorded as unbilled work in progress until collected. Revenues from non-customized software licenses and shrink-wrapped products are recognized ratably over the contract period or upon delivery to customers depending on whether certain revenue recognition criteria are met. Revenues from products and services sold on time-based pricing, including maintenance of computer and software systems, are recognized ratably over the contract period.

Software costs

      The Company follows one of two paths to establish technological feasibility of a computer software product. One involves a detailed program design, which is used when introducing new technology; the other involves the creation of a working model for modification to existing technologies which has been supported by adequate testing. All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent costs such as coding, debugging and testing are capitalized.

      When developing software using existing technology, the costs incurred prior to the completion of a working model are expensed. Once the product design is met, this typically concludes the software development process and is usually the point at which technological feasibility is established. Subsequent expenses, including coding and testing, if any, are capitalized. For fiscal year 2000, the Company capitalized approximately $2,775,000 software costs to be amortized over a two-year period, and recorded total amortization charges of approximately $319,000 for fiscal year 2000. There were no software costs capitalized for fiscal year 1999 or 1998.

Income taxes

      Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Foreign currency

      The Company has determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in foreign currencies are translated into US dollars at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity.

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

New accounting pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company will adopt SFAS No. 133 for the fiscal year beginning October 1, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. SAB 101 is required to be implemented no later than the fourth quarter of fiscal year 2001. Management believes that the adoption of SAB No. 101 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 is effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's consolidated financial statements conform to FIN No. 44 beginning July 1, 2000. The adoption of FIN No. 44 did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

    In March 2000, the Emerging Issues Task Force (EITF), published their consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". EITF Issue No. 00-2 is effective for all quarters of fiscal years beginning after June 30, 2000. The Company's consolidated statements conformed to EITF Issue No. 00-2 beginning June 1, 2000. The adoption of EITF Issue No. 00-2 resulted in the capitalization of approximately $2,775,000 in software costs for fiscal year 2000.

2.   Cash Flow Statement

      Supplemental disclosure of cash flow information:
                                                                                 Years ended September 30,
                                                                     ---------------------------------------------------
(in thousands)                                                                    2000             1999            1998
-------------------------------------------------------------------- ------------------ ---------------- ---------------
Income tax payments                                                            $17,518          $24,457         $17,174
Interest paid                                                                       75              184             803

Non-cash activities:
    Reclassification of other assets to property and equipment                 $ 5,362               --              --
    Assets acquired through financing                                              953            1,641              --
    Issuance of common stock to ESOP                                                --            1,455           1,323
    Purchase of CRMA with common/treasury stock                                     --              631             145
    Contributions of treasury stock to ESOP and ESP                              2,820              236              --
    Vesting of restricted stock                                                     --               17             185

3  Investments

      The  following  is a summary of  available-for-sale  securities  and other investments at September 30, 2000 and 1999:
                                                 2000                                             1999
                            ----------------------------------------------------------------------------------------------
                                             Gross      Gross                                Gross        Gross
                               Amortized   unrealized  unrealized     Fair       Amortized  unrealized  unrealized   Fair
(in thousands)                    cost       gains      losses        value        cost       gains       losses     value
--------------------------------------------------------------------------------------------------------------------------
Short-term investments:
   U.S. government obligations    $19,168    $ --       $ (59)        $19,109     $ 5,228      $ --       $ (12)   $ 5,216
                                  =======    ====       =====         =======     =======      ====       ======   =======


Long-term investments:
   U.S. government obligations    $28,159    $ --       $(559)        $27,600     $39,462      $ 21       $(709)   $38,774
   Marketable equity securities     5,219     691          --           5,910       3,751       913          --      4,664
   Other                              992      --          --             992         496        --          --        496
                                  -------    ----       -----         -------     -------      ----       -----    -------

                                  $34,370    $691       $(559)        $34,502     $43,709      $934       $(709)   $43,934
                                  =======    ====       =====         =======     =======      ====       ======   =======

      The long-term US government obligations mature in one to five years.

      On June 1, 2000, the Company entered into a joint venture with MarketSwitch Corporation (MKSW) to form a new limited liability company, ("the LLC"). The Company and MKSW, being Class A Members, each holds a 50% voting interest in the LLC and agrees to fund capital calls by the LLC in an amount not to exceed $4,000,000. The Company and MKSW each contributed $1,000,000 during fiscal year 2000. The LLC adopts the calendar year as its fiscal year. The Company accounts for the investment on an equity basis, and recorded its equity share of the operating loss of the LLC at approximately $70,000 for the period ended September 30, 2000. At September 30, 2000 the investment is valued at $930,000.

      During the year ended September 30, 1998, the Company disposed its non-marketable investment in a start-up Italian credit reporting agency at a gain of $165,000. The investment had an equity basis of $773,000 which was written off in 1997 due to the potential negative impact on the agency's operations resulting from a new privacy law. The Company does not have any further financial commitments with respect to this investment.

4.  Property and Equipment

      Property and  equipment at  September  30, 2000 and 1999,  valued at cost, consist of the following:
(in thousands)                                                                        2000                       1999
---------------------------------------------------------------------------------------------------------------------
Data processing equipment                                                          $70,978                    $56,892
Office furniture, vehicles and equipment                                            20,812                     18,747
Leasehold improvements                                                              18,032                     16,660
Capitalized leases                                                                   2,841                      2,841
Less accumulated depreciation and amortization                                     (64,098)                   (50,425)
                                                                                   -------                    -------
Net property and equipment                                                         $48,565                    $44,715
                                                                                   =======                    =======

      Depreciation and amortization charged to operations were $19,361,000, $15,618,000 and $13,553,000 for the years ended September 30, 2000, 1999 and
1998, respectively.

      The Company has one capital lease bearing an interest rate of 7%, maturing in the year 2001. The future minimum lease payments are $375,000, with the present value of the net minimum lease payments of $364,000 at September 30, 2000. Amortization of assets held under capital lease is included with depreciation expense, and amount to $2,604,000 and $2,282,000 in 2000 and 1999 respectively.

5.  Intangibles

      Intangibles at September 30, 2000 and 1999, consist of the following:
(in thousands)                                                                        2000                       1999
---------------------------------------------------------------------------------------------------------------------

Goodwill                                                                           $15,515                    $15,515
Other                                                                                2,470                      2,470
Less accumulated amortization                                                       (9,355)                    (7,255)
                                                                                   -------                   --------
                                                                                    $8,630                    $10,730
                                                                                   =======                   ========

      Amortization   charged  to  operations  was  $2,100,000,   $1,813,000  and
$1,395,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

6.  Income Taxes

      The provision for income taxes consists of the following:
                                                                                            Years ended September 30,
(in thousands)                                                      2000                   1999                   1998
---------------------------------------------------------------------------------------------------------------------
Current:
Federal                                                          $17,755                $16,832               $17,380
State                                                              3,954                  3,695                 3,967
Foreign                                                              217                    227                   240
                                                                 -------                -------               -------
                                                                  21,926                 20,754                21,587
                                                                 -------                -------               -------
Deferred:
Federal                                                           (2,188)                  (112)               (3,152)
State                                                               (299)                   (22)                 (657)
                                                                 -------                -------               -------
                                                                  (2,487)                  (134)               (3,809)
                                                                 -------                -------               -------
                                                                 $19,439                $20,620               $17,778
                                                                 =======                =======               =======

      Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

      The tax effects of significant temporary differences resulting in deferred tax assets and liabilities at September 30, 2000 and 1999 are as follows:
(in thousands)                                                           2000                       1999
---------------------------------------------------------------------------------------------------------
Deferred tax assets:
    Employee benefit plans                                             $ 1,766                    $ 2,183
    Customer advances                                                    1,213                      1,819
    Depreciation and amortization                                        5,515                      1,708
    Compensated absences                                                 2,733                      1,659
    Deferred compensation                                                  527                      1,617
    State taxes                                                          1,284                      1,313
    Bad debt provision                                                     446                        504
    Other                                                                1,257                      1,647
                                                                      --------                    -------
                                                                        14,741                     12,450
Less valuation allowance                                                 (214)                       (410)
                                                                      --------                    -------
                                                                        14,527                     12,040
                                                                      --------                    -------
Deferred tax liabilities:
    Tax on net unrealized gains on available-for-sale securities           (30)                       (87)
                                                                      --------                    -------
Deferred tax assets, net                                               $14,497                    $11,953
                                                                      ========                    =======

      The valuation allowance for deferred tax assets at September 30, 2000 and 1999 was $214,000 and $410,000, respectively. The valuation allowance was needed to reduce the deferred tax assets since the Company does not meet the more-likely-than-not requirements for utilization of a capital loss carryforward. Variances from the amounts previously reported for the fiscal year of 1999 were primarily related to adjustments and/or reclassifications made to conform to the tax returns as filed.

      The  Reconciliation  between the federal  statutory income tax rate of 35%
and the Company's effective tax rate of 41.3% is shown below:
                                                                                         Years ended September 30,
(in thousands)                                                                        2000           1999         1998
-----------------------------------------------------------------------------------------------------------------------
Income tax provision at federal statutory rates in 2000, 1999 and 1998             $16,475           $17,710    $14,737
State income taxes, net of federal benefit                                           2,376             2,387      2,152
Increase (decrease) in valuation allowance                                            (196)             (236)       162
Other                                                                                  784               759        727
                                                                                   -------           -------    -------
                                                                                   $19,439           $20,620    $17,778
                                                                                   =======           =======    =======

7.  Restructuring Charge

     In October 1999, the Company announced a restructuring plan to discontinue its Healthcare Receivables Management System ("HRMS") product line beginning December 1999. The restructuring plan was necessitated by disappointing market acceptance and the prospect of continuing losses in fiscal year 2000, and the Company's adoption of a new strategic direction. The restructuring actions consisted of terminating approximately 30 full-time employees before the end of January 2000; canceling certain facility leases and other operating leases supporting the HRMS product line; and writing down computer hardware and leasehold improvements due to the abandonment of the HRMS facility. Restructuring actions were completed under the plan by June 30, 2000 The Company recognized a net charge of $1,935,000, of which $263,000 was related to write-downs of operating assets.

     During the second quarter of fiscal year 2000, the Company announced and began to implement supplemental restructuring actions aimed at reducing costs. The restructuring action consisted of terminating approximately 40 full-time employees during the second and the third quarters of fiscal year 2000. The restructuring actions were completed by June 30, 2000. The Company recognized a net charge of $988,000 as a result of the supplemental restructuring actions.

     The combined restructuring charges totaled $2,923,000 for fiscal 2000. The Company made cash expenditures of $2,439,000, and wrote off operating assets of $99,000 through September 30, 2000, resulting in a provision of $385,000 for restructuring charges included in its other accrued liabilities at September 30, 2000.

     The following table summarizes the restructuring  activity for fiscal years
2000:
                                    Payments to
                                    Employees      Write-Down of       Payments on
                                    Involuntarily  Operating Assets    Canceled
(in thousands)                      Terminated       To Be Sold        Contracts         Total
-----------------------------------------------------------------------------------------------
Net additions                            $1,827            263             $833          $2,923
Expenditures and decreases               (1,806)           (99)            (633)         (2,538)
                                         ------           ----            -----         -------
Balance as of  September 30, 2000        $   21           $164             $200          $  385
                                         ======           ====            =====         =======

                                                                                             41

8.  Employee Benefit Plans

Pension plan

      The Company had a defined benefit pension plan that covered eligible full-time employees. The benefits were based on years of service and the employee's compensation during employment. Contributions were intended to provide for benefits attributed to service to date plus those expected to be earned in the future.

      In September 1999, the Company curtailed the pension plan so that no new participants would be eligible for the plan, and no additional benefits would accrue to participants after October 1, 1999. The curtailment resulted in a gain of $720,000 in 1999. The pension plan was settled during fiscal year 2000 after receiving governmental approval.

      The following table sets forth the plan's funding status at September 30, 2000 and 1999:

(in thousands)                                       2000               1999
-------------------------------------------------------------------------------

Vested benefit obligation                             $73              $14,140
Fair value of plan assets                             (64)             (11,885)
                                                      ---              -------
Accrued pension cost                                  $ 9              $ 2,255
                                                      ===              =======

      The plan assets consist primarily of cash equivalents.

      All remaining benefits as of September 30, 2000 are assumed to be paid as lump sums using an interest rate of 5.72%. At September 30, 1999, the projected benefit obligation included an accumulated benefit obligation of $14,140,000, which exceeded the fair value of the pension plan assets.

      The net pension cost for the fiscal years ended September 30, 2000 and 1999, included the following components:

(in thousands)                                        2000              1999
--------------------------------------------------------------------------------

Service costs                                         $ --             $ 2,134
Interest cost on projected benefit obligation          666               1,048
Actual return on plan assets                          (257)             (2,363)
Net amortization and deferral                         (305)              1,682
                                                      ----             -------
Net periodic pension plan cost                        $104             $ 2,501
                                                      ====             =======

Employee stock ownership plan

      The Company had an Employee Stock Ownership Plan (ESOP) that covered eligible full-time employees. Contributions to the ESOP were determined annually by the Company's Board of Directors. Effective October 1, 1999, the Company no longer accepted new participants, and made no provisions for contributions to the ESOP in fiscal year 2000. Provisions for contributions to the ESOP were $0, $1,585,000 and $1,803,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

      At September 30, 2000 and 1999, the ESOP held 646,000 and 808,000 shares of Company stock, respectively. The amounts of dividends on ESOP shares were $58,000, $67,000 and $75,000 for the years ended September 30, 2000, 1999 and
1998, respectively.

Defined contribution plans

      The Company offers 401(k) plans for eligible employees. Eligible employees may contribute up to 15% of compensation or the statutory limit. The Company also provides a matching contribution. The Company contributions to 401(k) plans were $3,618,000, $1,357,000 and $790,000 for the years ended September 30, 2000,
1999 and 1998, respectively. Effective October 1, 1999 the 401(k) plan does not require a minimum service period, and all Company matching contributions will vest 100% immediately. Also, all Company contributions made prior to October 1, 1999 vested 100% at October 1, 1999.

      The Company maintained a supplemental retirement and savings plan for certain officers and senior management employees. Effective October 1, 1999, the Company made no matching contributions to the supplemental retirement and savings plan. Company contributions to that plan were $0, $298,000 and $247,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

Profit sharing plan

      On October 1, 1999, the Company established a profit sharing plan that covered eligible employees after six months of continuous employment.
Contributions to the plan are determined annually by the company's Board of Directors based on company performance. Participants vest at varying rates over a five-year period until fully vested. There were no contributions made to this plan during fiscal year 2000.

Officers' incentive plan

      The Company had an executive compensation plan for the benefit of officers. Benefits were payable based on the achievement of financial and performance objectives set annually by the Board of Directors, and the market value of the Company's stock. Total expenses under the plan were $1,348,000, $1,391,000 and $3,273,000 for the years ended September 30, 2000, 1999 and 1998, respectively. The incentive earned each year would be paid 50% currently, and the balance would be payable over a four-year period, subject to certain adjustments, as defined in the plan, based on employment status and the market value of the Company's common stock. The officers' incentive plan was consolidated with the employee incentive plan during fiscal year 2000. At September 30, 2000 and 1999, the long-term officers' incentive plan payables were $0 and $2,353,000, respectively.

Employee incentive plans

      The Company has incentive plans for eligible employees not covered under the executive compensation plan. Awards under these plans are paid annually and are based on the achievement of certain financial and performance objectives. The officers' incentive plan was consolidated with the employee incentive plan during fiscal 2000. Total expenses under the employee incentive plans were $1,661,000, $8,263,000 and $6,962,000 for the years ended September 30, 2000,
1999 and 1998, respectively.

Employee Stock Purchase Plan

      At the Company's Annual Meeting held on February 1, 2000, the shareholders approved the adoption of the Company's 1999 Employee Stock Purchase Plan (the Purchase Plan) which was unanimously adopted by the Board of Directors on November 19, 1999. Under the Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to eligible employees of the Company and its subsidiaries. Eligible employees can enter on the start date of any offering period or on any subsequent semi-annual entry date. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase common stock of the Company. The purchase price of the stock is the lower of 85% of 1) the fair market value of the common stock on the enrollment date (the first day of the next offering period) or 2) the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December. A total of 22,283 shares of common stock with a weighted average fair value of $37.40 per share were issued under the Purchase Plan in fiscal year 2000. At September 30, 2000, 1,477,717 shares remained available for issuance.

9.  Common Stock

Common

      A total of 258,785 and 333,191 shares of treasury stock were included in the number of common shares outstanding at September 30, 2000 and 1999, respectively.

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

      The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30:

                                          2000              1999            1998
--------------------------------------------------------------------------------

Expected life (years)                       5                 5               5
Interest rate                             6.4%              5.3%            5.5%
Volatility                                 41%               42%             43%
Dividend yield                              0%                0%              0%

The  following  information  regarding  these  option  plans for the years ended
September 30 is as follows:
                                                    2000                       1999                       1998
                                         ----------------------------------------------------------------------------------
                                                   Weighted-average            Weighted-average            Weighted-average
                                                       exercise                    exercise                     exercise
                                           Options      price         Options        price        Options        price
---------------------------------------- ------------ ------------ ------------- ------------- ------------- --------------
Outstanding at beginning of year           2,370,000       $33.21    1,796,000        $29.11     1,843,000      $20.63
Granted                                    1,525,000       $38.86    1,009,000        $35.38       526,000      $38.02
Exercised                                   (484,000)      $23.20     (277,000)       $11.53      (487,000)     $ 5.61
Forfeited                                   (479,000)      $37.80     (158,000)       $38.66       (86,000)     $34.43
                                           ---------                 ---------                   ---------
Outstanding at end of year                 2,932,000       $37.06    2,370,000        $33.21     1,796,000      $29.11
                                           =========                 =========                   =========

Options exercisable at year end              557,000       $35.79      614,000        $23.63       541,000      $11.80
                                           =========                 =========                   =========

      The weighted-average fair value of options granted for the years ended September 30, 2000, 1999 and 1998, was $17.73, $15.74 and $17.30, respectively.

The following table summarizes  information about significant  fixed-price stock option groups outstanding at September 30, 2000:
                                                  Options outstanding                        Options exercisable
                                   -----------------------------------------------------------------------------------
                                                       Weighted -
                                                   average remaining       Weighted -                       Weighted -
                                          Number    contractual life          average          Number          average
Range of exercise prices             outstanding                       exercise price     outstanding   exercise price
---------------------------------- -------------- ------------------- ---------------- --------------- ----------------
$ 6.15 to $33.06                         878,000            7.34            $ 31.49           152,000         $ 25.75
$33.13 to $37.06                         978,000            7.38            $ 36.60           101,000         $ 34.98
$38.25 to $43.25                         760,000            7.14            $ 39.59           235,000         $ 39.41
$43.38 to $51.94                         316,000            8.52            $ 47.86            69,000         $ 46.79
                                       ---------                                              -------
$ 6.15 to $51.94                       2,932,000            7.43            $ 37.06           557,000         $ 35.79
                                       =========                                              =======

     Stock-based  compensation  under SFAS No. 123 would have had the  following pro forma effects for the years ended September 30:
(in thousands, except per share data)                                        2000                1999             1998
----------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                   $27,631             $29,980          $24,327
                                                                          =======             =======          =======
Pro forma net income                                                      $19,010             $25,440          $20,655
                                                                          =======             =======          =======
Earnings per share, as reported:
  Diluted                                                                   $1.89               $2.09            $1.68
                                                                          =======             =======          =======
  Basic                                                                     $1.94               $2.13            $1.77
                                                                          =======             =======          =======
Pro forma earnings per share:

  Diluted                                                                   $1.30               $1.77            $1.43
                                                                          =======             =======          =======
  Basic                                                                     $1.33               $1.81            $1.50
                                                                          =======             =======          =======

      The pro forma effect on net income for each of the years ended September 30, 2000, 1999 and 1998, may not be representative of the effects on reported net income in future years.

11.  Commitments and Contingencies

      The Company conducts certain of its operations in facilities occupied under non-cancelable operating leases with lease terms in excess of one year. The leases generally provide for annual increases based upon the Consumer Price Index or fixed increments.

      Minimum future rental commitments under operating leases are as follows:

Years ending September 30,                                        (in thousands)
--------------------------------------------------------------------------------

2001                                                                    $13,872
2002                                                                      7,928
2003                                                                      6,277
2004                                                                      6,062
2005                                                                      5,446
Thereafter                                                               48,767
                                                                         ------
                                                                        $88,352

      Rent expense under operating leases, including month-to-month leases, was $9,135,000, $9,161,000 and $8,298,000 for the years ended September 30, 2000,
1999 and 1998, respectively.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

12.  Segment Information

      Effective October 1, 1999, the Company reorganized the operating structure of the business segments. As a result, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations. Significant changes included moving end-user software for clients in the US and Canada from the former Credit and other segments and combining this business with the former DynaMark business to form the Netsourced Services segment, and establishing two new segments named North American Financial Services and Other International, which are comprised primarily of businesses formerly included in the Credit segment. The segment information for the fiscal years ended September 30, 1999 and 1998 are restated to conform to the fiscal year 2000 presentation.

     Our business segments are:

     o North American Financial Services. The majority of our revenues is derived from our North American Financial Services unit, which primarily markets our Alliance Products and Services and Analytic Products and Services in the United States and Canadian markets.

     o NetSourced Services. The NetSourced Services unit principally markets Targeting and Prospecting products, together with Origination and Underwriting, Account and Customer Management products and Standalone Consulting services in the North American market.

     o Other International. The Other International business unit covers all of our operations outside the United States and Canadian markets.

     The Company's Chief  Executive and Operating  Officers  evaluate  financial performance  based on measures of business segment revenues and operating profit or loss, therefore, information regarding depreciation,  capital expenditure and amortization  by segments are not presented.  Unallocated  other income consists mainly of interest income and net gain on sales of investments. The Company does not evaluate the  financial  performance  of each segment based on its assets or capital expenditures.
                                                                           Year ended September 30, 2000
                                                   -------------------------------------------------------------------
                                                      North
                                                      American
                                                      Financial        Other              Netsourced
(in thousands)                                        Services         International      Services           Total
----------------------------------------------------------------------------------------------------------------------
Revenues:
  Segment                                            $159,610           $40,647             $97,728           $297,985
                                                     =========          =======             ========          ========

Segment income (loss)  from operations               $ 41,643           $ 5,864             $(2,893)          $ 44,614
                                                     =========          =======             ========
Unallocated other income, net                                                                                    2,456
                                                                                                              --------
Income before Income Taxes                                                                                    $ 47,070
                                                                                                              ========


                                                                                                                    46


                                                                       Year ended September 30, 1999
                                                   -------------------------------------------------------------------
                                                      North
                                                      American
                                                      Financial        Other              Netsourced
(in thousands)                                        Services         International      Services           Total
----------------------------------------------------------------------------------------------------------------------
Revenues:
  Segment                                            $141,335           $29,276             $106,320          $276,931
                                                     ========           =======             ========          ========

Segment income (loss) for operations                 $ 45,074           $ 2,216             $   (915)         $ 46,375
                                                     ========           =======             ========
Unallocated other income, net                                                                                    4,225
                                                                                                              --------
Income before Income Taxes                                                                                    $ 50,600
                                                                                                              ========

                                                                      Year ended September 30, 1998
                                                   -------------------------------------------------------------------
                                                      North
                                                      American
                                                      Financial        Other              Netsourced
(in thousands)                                        Services         International      Services           Total
----------------------------------------------------------------------------------------------------------------------

Revenues:
  Segment                                            $124,845           $31,758           $88,942             $245,545
                                                     =========          =======           =======             ========

Segment income from operations                        $37,313           $ 1,366           $  1,753            $40,432
                                                      ========          =======           ========
Unallocated other income, net                                                                                    1,673
                                                                                                             ---------
Income before Income Taxes                                                                                    $ 42,105
                                                                                                              ========



     Due to minor reclassifications, the revenues and income for the year ended September 30, 2000 are slightly different than the combination of the first four quarters.

     Significant customer information is as follows. Amounts not presented were less than 10%.

                                           Percent of Revenues
                                  --------------------------------------
                                          Year ended September 30,
                                     2000          1999         1998
                                  -----------   -----------  -----------

Customer A                               12%           10%        ---
Customer B                               10%           ---        ---


13.  Other Income, Net

      Other income, net consists of the following:
                                                                 Years ended September 30,
                                            -------------------------------------------------------------------------
(in thousands)                                                2000                     1999                    1998
---------------------------------------------------------------------------------------------------------------------
Interest income                                             $4,110                  $3,145                    $2,403
Loss  on   termination   of  the
development    right    of   the
Lindaro property                                            (1,373)                     --                        --
Pension plan curtailment gain                                   --                     720                        --
Gain on sale of investments                                     --                     483                        --
Interest expense                                               (75)                   (184)                     (803)
Foreign currency loss                                         (122)                   (183)                     (278)
Other                                                          (84)                    244                       351
                                                            ------                  ------                    ------
                                                            $2,456                  $4,225                    $1,673
                                                            ======                  ======                    ======


                                                                                                                  47

      In fiscal year 1998, the Company entered into a synthetic lease arrangement to construct an office complex located at Second and Lindaro Streets in downtown San Rafael to accommodate future growth. During fiscal 2000, the Company decided not to build out the site as planned following a five-month study of its options. Under a plan proposed to the San Rafael City Government, the Company would be released from its obligation to occupy buildings on the site, and Wilson Cornerstone, a real estate development firm would continue with the development of the site. As a result of the transaction concluded in the fourth quarter of fiscal year 2000, the Company recorded a loss of approximately $1,373,000 in other income in fiscal year 2000.

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

    Supplemental disclosure of other comprehensive income (loss) information:
                                                                        Year ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                            Before-tax                     Tax
(in thousands)                                                  amount                  amount        Net-of-tax amount
---------------------------------------------- ----------------------- ------------------------ -----------------------
Unrealized losses on investments                                $(143)                    $ 59                 $   (84)

   Foreign currency translation adjustments                      (663)                     274                    (389)
                                                                -----                     ----                 -------
 Other comprehensive loss                                       $(806)                    $333                 $  (473)
                                                                =====                     ====                 =======


                                                                        Year ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                            Before-tax                     Tax
(in thousands)                                                  amount                  amount        Net-of-tax amount
---------------------------------------------- ----------------------- ------------------------ -----------------------
Unrealized losses on investments:
     Unrealized holding losses

        arising during period                                 $  (494)                   $ 201                 $  (293)
       Less: reclassification adjustment                         (474)                     193                    (281)
                                                              -------                    -----                 -------
          Net unrealized loss                                    (968)                     394                    (574)
   Foreign currency translation adjustments                      (214)                      87                    (127)
                                                              -------                    -----                 -------
 Other comprehensive loss                                     $(1,182)                   $ 481                 $  (701)
                                                              =======                    =====                 =======


                                                                        Year ended September 30, 1998
----------------------------------------------------------------------------------------------------------------------
                                                           Before-tax                     Tax
(in thousands)                                                 amount                   amount       Net-of-tax amount
---------------------------------------------- ----------------------- ------------------------ ----------------------

 Unrealized gains on investments:
                                                                $ 663                   $ (280)               $    383


   Foreign currency translation adjustments                       238                     (100)                    138
                                                                -----                   ------                --------
 Other comprehensive income                                     $ 901                   $ (380)               $    521
                                                                =====                   ======                ========

      Supplemental   disclosure  of  accumulated   comprehensive  income  (loss)
balance:

Period from September 30, 1998 to September 30, 2000
                                                                                     Foreign         Accumulated
                                                                   Unrealized       currency            other
                                                               gains (losses) on   translation      comprehensive
(in thousands)                                                    investments      adjustments      income (loss)
----------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998                                             700              (170)            530
Current period change                                                     (574)             (127)           (701)
                                                                       -------          --------           -----
Balances at September 30, 1999                                             126              (297)           (171)
                                                                       -------          --------           -----
Current period change                                                      (84)             (389)           (473)
                                                                       -------          --------           -----
Balances at September 30, 2000                                         $    42          $   (686)          $(644)
                                                                       =======          ========           =====


                                                                                                                    48

15.  Earnings Per Share

      The following  reconciles the numerators and  denominators  of diluted and basic earnings per share (EPS):
                                                                            Years ended September 30,
                                                                 -----------------------------------------------------
(in thousands, except per share data)                                        2000             1999               1998
---------------------------------------------------------------- ----------------- ---------------- ------------------
Numerator - Net income                                                    $27,631          $29,980            $24,327
                                                                          =======          =======            =======

Denominator - Shares:
    Diluted weighted-average shares and assumed
  conversions of stock options                                             14,635           14,364             14,463
  Effect of dilutive securities - employee stock options                    (375)             (291)              (700)
                                                                           ------          -------            -------
         Basic weighted-average shares                                     14,260           14,073             13,763
                                                                           ======          =======            =======

Earnings per share:
         Diluted                                                          $ 1.89           $  2.09            $  1.68
                                                                          ======           =======            =======
         Basic                                                            $ 1.94           $  2.13            $  1.77
                                                                          ======           =======            =======

      The computation of diluted EPS for the years ended September 30, 2000, 1999 and 1998, respectively, excludes stock options to purchase 189,000, 813,000 and 930,000 shares of common stock. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

16.  Supplementary Financial Data (Unaudited)

      The following table presents  selected  unaudited  consolidated  financial results for each of the eight  quarters in the two-year  period ended  September
30, 2000. In the Company's opinion, this unaudited information has been prepared on the same  basis as the  audited  information  and  includes  all  adjustments
(consisting of only normal recurring adjustments) necessary for a fair statement of the consolidated financial information for the period presented.
(in thousands, except per share data and the
number of shares)                                   Dec. 31, 1999      Mar. 31, 2000    June 30, 2000    Sept. 30, 2000
-------------------------------------------------- --------------- ------------------ ---------------- -----------------
Revenues                                                  $70,094            $73,300          $75,903           $78,688
Cost of revenues                                           29,780             30,288           33,867            34,381
                                                          -------            -------          -------           -------
Gross profit                                              $40,977            $43,012          $42,036           $44,307
                                                          =======            =======          =======           =======
Net income                                                 $4,934             $7,147           $7,712            $7,838
                                                          =======            =======          =======           =======
Earnings per share:
  Diluted                                                    $.34               $.49             $.53              $.53
                                                          =======            =======          =======           =======
  Basic                                                      $.35               $.50             $.54              $.54
                                                          =======            =======          =======           =======
Shares used in computing earnings per share:

  Diluted                                              14,392,000         14,680,000       14,601,000        14,851,000
                                                       ==========         ==========       ==========        ==========
  Basic                                                14,028,000         14,214,000       14,338,000        14,460,000
                                                       ==========         ==========       ==========        ==========

(in thousands, except per share data and the
number of shares)                                   Dec. 31, 1998      Mar. 31, 1999     June 30, 1999   Sept. 30, 1999
-------------------------------------------------- --------------- ------------------ ----------------- ----------------

Revenues                                                  $67,977            $68,874           $67,241          $72,839
Cost of revenues                                           25,071             26,941            25,196           28,246
                                                          -------            -------           -------          -------
Gross profit                                              $42,906            $41,933           $42,045          $44,593
                                                          =======            =======           =======          =======
Net income                                                $ 7,048            $ 7,464           $ 6,973          $ 8,495
                                                          =======            =======           =======          =======
Earnings per share:
  Diluted                                                 $   .49            $   .51           $   .49          $   .60
                                                          =======            =======           =======          =======
  Basic                                                   $   .50            $   .53           $   .50          $   .61
                                                          =======            =======           =======          =======
Shares used in computing earnings per share:

  Diluted                                              14,354,000         14,578,000        14,301,000       14,212,000
                                                       ==========         ==========        ==========       ==========
  Basic                                                14,014,000         14,177,000        14,081,000       14,020,000
                                                       ==========         ==========        ==========       ==========

                                                                                                                     49

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information regarding our Directors is incorporated by reference from the information under the caption "Election of Directors -
Nominees" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2001.

     The required  information  regarding our Executive Officers is contained in
Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Compensation of Directors and Executive Officers," "Compensation Committee Interlocks and Insider Participation," and "Director Consulting Arrangements" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated  by reference  from the  information  under the caption "Stock
Ownership" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Director Consulting Arrangements" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                                                  Reference Page
                                                                                                     Form 10-K
(a)  1.    Consolidated financial statements:

           Report of Independent Auditors...............................................                31

           Consolidated statements of income and comprehensive income for each
                  of the years in the three-year period ended September 30, 2000........                32

           Consolidated balance sheets at September 30, 2000 and
                September 30, 1999......................................................                33

           Consolidated statements of stockholders' equity for each of the
                years in the three-year period ended September 30, 2000.................                34

           Consolidated statements of cash flows for each of the
                years in the three-year period ended September 30, 2000.................                35

           Notes to consolidated financial statements...................................                36

2.   Financial statement schedule:

     Independent Auditor's Report on Financial Statement Schedule.......................                59

     II  Valuation and qualifying accounts at September 30, 2000, 1999 and 1998.........                60

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

         2.3 First Amendment to Agreement and Plan of Merger and Reorganization effective as of May 17, 1999, by and among the Company; Credit & Risk Management Associates, Inc.; and Donald
                  J. Sanders,  Paul A. Makowski,  and Lawrence E. Dukes filed as
                  Exhibit 2.3 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference.

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

         3.2 Restated By-laws of the Company (as amended effective November 19, 1999) filed as Exhibit 3.2 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference.

         4.1 Registration Rights Agreement, dated June 23, l997, among the Company, David LaCross and Kathleen O. LaCross, Trustees U/D/T dated April 2, 1997, Jefferson Braswell, Software Alliance LLC, Robert
                                                                              52

                  Ferguson,  James T. Fan and Leland  Prussia,  filed as Exhibit
                  4.1 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.*

         4.2 Registration Rights Agreement, dated September 30, 1996, among the Company, Donald J. Sanders, Paul A. Makowski and Lawrence
                  E. Dukes, filed as Exhibit 4.2 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.1 Certificate of Resolution Changing Officers' Incentive Plan, Exempt Employees Bonus Plan and other Company Plan Parameters filed as Exhibit 10.1 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference. *

         10.2 Fair, Isaac and Company, Inc. 1999 Employee Stock Purchase Plan filed as Exhibit 10.2 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference.*

         10.3 Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc. filed as Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.4 UK Lease dated October, 2000 by and between The Prudential Assurance Company Limited and Fair, Isaac International UK Corporation.

         10.5 Lease, dated October 30, 1983, between S.R.P. Limited Partnership and the Company, as amended, originally filed as
                  Exhibit 10.7 to the Registration  Statement,  filed as Exhibit
                  10.5 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.6 Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.8 to the Company's report on Form 10-K for the fiscal year ended September 30, 1988, filed as Exhibit 10.6 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference. *

         10.7 Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First through Fifth Addenda thereto filed as Exhibit 10.7 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.8 Amendment No. 3 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 19, 1999) filed as
                  Exhibit 10.8 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference. *

         10.9 First Amendment to the Company's Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989 and re-filed as Exhibit 10.9 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference. *

         10.10 Amendment No.1 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995), filed as Exhibit 10.10 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.*

         10.11 Addendum Number Seven to Lease between S.R.P. Limited Partnership and the Company, originally filed as Exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended September 30, 1990 and re-filed as Exhibit 10.11 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.12 Addenda Numbers Eight and Nine to lease between S.R.P Limited Partnership and the Company filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.13 Lease, dated September 5, 1991, between 111 Partners, a California general partnership, and the Company originally filed as Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991and re-filed as
                  Exhibit 10.13 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.14 Construction Loan Agreement, dated September 5, 1991, between 111 Partners and the Company originally filed as Exhibit 10.21 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991 and re-filed as Exhibit 10.14 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.15 Amendment No. 2 to the Company's 1992 Long-Term Incentive Plan (as amended and restated effective November 21, 1995) filed as
                  Exhibit 10.15 to the Company's report on Form 10K for the fiscal year ended September 30, 1997 and incorporated herein by reference. *

         10.16 The Company's 1992 Long-Term Incentive Plan as amended and restated effective November 21, 1995, filed as Exhibit 10.16 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference. *

         10.17 Amendment No. 3 to the Company's Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference. *

         10.18 Lease dated May 1, 1995, between Control Data Corporation and DynaMark, Inc. filed as Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference.

         10.19 First Amendment to Participation Agreement dated April 5, 1999 by and between Company, Lease Plan North America, Inc., ABN Amro Bank N.V. and other participants named therein filed as
                  Exhibit 10.19 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference.

         10.20 Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994, originally filed as
                  Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994. *

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

         10.26 Contract between the Company and Dr. Robert M. Oliver, dated April 2, 1996, filed as Exhibit 10.26 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference. *

         10.27 Letter of Intent dated July 15, 1996, between the Company and Village Properties, and the First Amendment thereto dated July 18, 1996, filed as Exhibit 10.27 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.28 Office Building Lease, dated November 14, 1996, between the Company and Regency Center, filed as Exhibit 10.28 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.29 Sixth and Seventh Addenda to the Lease, dated July 1, 1993, between the Company and the Joseph and Eda Pell Revocable Trust, filed as Exhibit 10.29 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

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

         10.38 Stock Agreement between the Company and Judith W. Isaac dated December 16, 1998.

         10.39    Intentionally omitted.

         10.40    Intentionally omitted.

         10.41 Third Amendment to Lease dated December 2, 1998, by and between CSM Corporation and DynaMark, Inc. amending lease between the parties dated April 28, 1995 filed as Exhibit
                  10.41 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.42 Employment Agreement entered into effective as of August 23, 1999, by and between Fair, Isaac and Company, Inc. and Thomas
                  G. Grudnowski filed as Exhibit 10.42 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference. *

         10.43 First Amendment to Employment Agreement entered into effective as of December 3, 1999, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski filed as Exhibit 10.43 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference. *

         10.44 Purchase Agreement dated June 28, 2000, between the Company and San Rafael Corporate Center Investor, L.L.C.

         10.45 Assignment of Contract dated July 28, 2000, between and San Rafael Corporate Center Investor, L.L.C. and San Rafael Corporate Center, LLC.

         10.46 First Amendment to Purchase Agreement dated July 28, 2000, between the Company and San Rafael Corporate Center, LLC.

         10.47 Amendment to Development Agreement dated September 22, 2000, among the City, the Company and San Rafael Corporate Center, LLC

         10.48 Termination Agreement dated September 27, 2000, between Lease Plan North America, Inc. and the Company.

         21.1     Subsidiaries of the Company.

         23.1     Consent of KPMG, LLP (see page 61 of this Form 10-K).

         24.1     Power of Attorney (see page 57 of this Form 10-K).

         27       Financial Data Schedule.

*Management contract or compensatory plan or arrangement


 (b)       Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  December 27, 2000


                        By             /s/ HENK J. EVENHUIS
                           ----------------------------------------------------
                                           Henk J. Evenhuis
                           Executive Vice President and Chief Financial Officer


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints HENK J. EVENHUIS his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
      /s/ THOMAS G. GRUDNOWSKI              President, Chief Executive Officer               December 27, 2000
----------------------------------------    (Principal Executive Officer) and Director
         Thomas G. Grudnowski


        /s/ HENK J. EVENHUIS                Executive Vice President and                     December 27, 2000
----------------------------------------    Chief Financial Officer
         Henk J. Evenhuis                   (Principal Financial Officer)


        /s/ JONATHAN R. BOND                Senior Vice President of Finance,                December 27, 2000
----------------------------------------    Corporate Controller
          Jonathan R. Bond                  (Principal Accounting Officer)


        /s/ A. GEORGE BATTLE                Director                                         December 27, 2000
----------------------------------------
         A. George Battle


        /s/ H. ROBERT HELLER                Director                                         December 27, 2000
----------------------------------------
         H. Robert Heller


         /s/ GUY R. HENSHAW                 Director                                         December 27, 2000
----------------------------------------
         Guy R. Henshaw


       /s/ DAVID S.P. HOPKINS               Director                                         December 27, 2000
----------------------------------------
         David S. P. Hopkins


        /s/ ROBERT M. OLIVER                Director                                         December 27, 2000
----------------------------------------
         Robert M. Oliver


       /s/ ROBERT D. SANDERSON              Director                                         December 27, 2000
----------------------------------------
         Robert D. Sanderson







                                           FAIR, ISAAC AND COMPANY, INCORPORATED

                                     Form 10K for fiscal year ended September 30, 2000

                   SIGNATURES AND POWER OF ATTORNEY continued

        /s/ PHILIP G. HEASLEY               Director                                         December 27, 2000
----------------------------------------
         Philip G. Heasley


      /s/ TONY J. CHRISTIANSON              Director                                         December 27, 2000
----------------------------------------
         Tony J. Christianson


       /s/ MARGARET L. TAYLOR               Director                                         December 27, 2000
----------------------------------------
         Margaret L. Taylor


                                                                                                            58


The Board of Directors and Stockholders
Fair, Isaac and Company, Incorporated:

       Under date of October 27, 2000, we reported on the consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000, which are included in the 2000 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2000 annual report on form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

       In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Francisco, California
October 27, 2000


                                                    Schedule II

                                       Fair, Isaac and Company, Incorporated

                                         VALUATION AND QUALIFYING ACCOUNTS

                                         September 30, 2000, 1999 and 1998

                                           Balance at                                                   Balance at
                                            Beginning          Charged         Charged                     End of
             Description                    of Period       to Expense     to Revenues      Write-offs     Period
             -----------                    ---------       ----------     -----------      ----------     ------
September 30, 2000:

Allowance for Doubtful Accounts            $1,274,000         $218,000         $86,000       $(448,000)    $1,130,000

September 30, 1999:

Allowance for Doubtful Accounts            $1,163,000         $123,000        $441,000       $(453,000)    $1,274,000

September 30, 1998:

Allowance for Doubtful Accounts              $758,000         $677,000        $271,000       $(543,000)    $1,163,000



Consent of  KPMG LLP

The Board of Directors and Stockholders
Fair, Isaac and Company, Incorporated:


         We consent to incorporation by reference in the registration statements (Nos. 33-20349, 33-26659, 33-63426, 333-02121, 333-32309, 333-65179, 333-83905,
333-95889, 333-32396, and 333-32398) on Form S-8 and the registration statements (Nos. 333-20537 and 333-42473) on Form S-3 of Fair, Isaac and Company, Incorporated, and subsidiaries of our reports dated October 27, 2000, relating to the consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000 and related financial statement schedule, which reports appear in the September 30, 2000 annual report on Form 10-K of Fair, Isaac and Company, Incorporated, and subsidiaries.

San Francisco, California
December 28, 2000

                                                                  /s/ KPMG LLP

                                  EXHIBIT INDEX

         TO FAIR, ISAAC AND COMPANY, INCORPORATED REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

Exhibit No.                Exhibit

    10.4      UK  Lease  dated  October,  2000  by and  between  The  Prudential
              Assurance  Company  Limited  and  Fair,  Isaac   International  UK
              Corporation.

    10.20 Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994, originally filed as Exhibit
              10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994.

    10.38 Stock Agreement between the Company and Judith W. Isaac dated December 16, 1998.

    10.44 Purchase Agreement dated June 28, 2000, between the Company and San Rafael Corporate Center Investor, L.L.C.

    10.45 Assignment of Contract dated July 28, 2000, between San Rafael Corporate Center Investor, L.L.C. and San Rafael Corporate Center, LLC.

    10.46 First Amendment to Purchase Agreement dated July 28, 2000, between the Company and San Rafael Corporate Center, LLC.

    10.47 Amendment to Development Agreement dated September 22, 2000, among the City of San Rafael, the Company and San Rafael Corporate Center, LLC.

    10.48 Termination Agreement dated September 27, 2000, between Lease Plan North America, Inc. and the Company.

    21.1      Subsidiaries of the Company.

    23.1      Consent of KPMG, LLP.

    24.1      Power of Attorney.

    27        Financial Data Schedule.