Form 10-Q
period 2000-12-31
FAIR ISAAC & COMPANY INC
filed 2001-02-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


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

     The number of shares of Common Stock, $0.01 par value per share, outstanding on February 7, 2001, was 14,347,764.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements...............................................    3

ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................    9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.........   19


PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders................   20

ITEM 6. Exhibits and Reports on Form 8-K...................................   20


SIGNATURES ................................................................   21

EXHIBIT INDEX..............................................................   22

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2000 and September 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                    December 31,    September 30,
                                                                        2000           2000
                                                                      ---------      ---------
Assets
Current assets:
  Cash and cash equivalents                                           $  33,550      $  39,506
  Short-term investments                                                 39,740         19,109
  Accounts receivable, net                                               44,743         41,625
  Unbilled work in progress                                              24,946         26,484
  Prepaid expenses and other current assets                               5,078          4,769
  Deferred income taxes                                                   5,752          5,719
                                                                      ---------      ---------
      Total current assets                                              153,809        137,212
Investments                                                              28,924         34,502
Property and equipment, net                                              46,168         48,565
Intangibles, net                                                          8,105          8,630
Deferred income taxes                                                     8,778          8,778
Other assets                                                              4,613          3,601
                                                                      ---------      ---------
                                                                      $ 250,397      $ 241,288
                                                                      =========      =========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                    $   1,470      $   1,606
  Accrued compensation and employee benefits                             15,799         15,581
  Other accrued liabilities                                              14,033          8,863
  Billings in excess of earned revenues                                   9,905         10,104
  Capital lease obligations                                                 253            364
                                                                      ---------      ---------
      Total current liabilities                                          41,460         36,518
                                                                      ---------      ---------
Long-term liabilities:
  Accrued compensation and employee benefits                              4,930          4,886
  Other liabilities                                                         877            883
                                                                      ---------      ---------
      Total long-term liabilities                                         5,807          5,769
                                                                      ---------      ---------

      Total liabilities                                                  47,267         42,287
                                                                      ---------      ---------
Stockholders' equity:
  Preferred stock                                                            --             --
  Common stock                                                              148            148
  Paid in capital in excess of par value                                 54,929         52,269
  Retained earnings                                                     164,547        156,021
  Less treasury stock, at cost                                          (15,926)        (8,793)
  Accumulated other comprehensive loss                                     (568)          (644)
                                                                      ---------      ---------
      Total stockholders' equity                                        203,130        199,001
                                                                      ---------      ---------
                                                                      $ 250,397      $ 241,288
                                                                      =========      =========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the three months ended December 31, 2000 and 1999
                     (in thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenues                                           $     77,090    $     70,094

Costs and expenses:
  Cost of revenues                                       31,884          29,780
  Research and development                                6,899           9,612
  Sales general and administrative                       23,910          20,963
  Amortization of intangibles                               525             525
  Restructuring charge                                       --           1,674
                                                   ------------    ------------
      Total costs and expenses                           63,218          62,554
                                                   ------------    ------------
Income from operations                                   13,872           7,540
Other income, net                                         1,148             866
                                                   ------------    ------------
Income before income taxes                               15,020           8,406
Provision for income taxes                                6,203           3,472
                                                   ------------    ------------
Net income                                                8,817           4,934
                                                   ============    ============

Net Income                                                8,817           4,934
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investments                  (48)           (150)
  Foreign currency translation adjustments                  124             (67)
                                                   ------------    ------------
Other comprehensive income (loss)                            76            (217)
                                                   ------------    ------------
Comprehensive income                               $      8,893    $      4,717
                                                   ============    ============
Earnings per share:
  Diluted                                          $       0.60    $       0.34
                                                   ============    ============
  Basic                                            $       0.61    $       0.35
                                                   ============    ============
Shares used in computing earnings per share:
  Diluted                                            14,778,000      14,392,000
                                                   ============    ============
  Basic                                              14,534,000      14,028,000
                                                   ============    ============

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended December 31, 2000 and 1999
                                 (in thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                December 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities
 Net income                                                $  8,817    $  4,934
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                              5,936       4,624
   Deferred compensation                                        249         122
   Tax benefit from exercise of stock options                   233         648
   Other                                                        169         135
   Changes in operating assets and liabilities:
     Accounts receivable                                     (3,034)       (565)
     Unbilled work in progress                                1,538       1,903
     Prepaid expenses and other assets                       (1,084)      2,078
     Accounts payable                                         5,744      (1,432)
     Accrued compensation and employee benefits               1,294      (8,173)
     Other accrued liabilities and other liabilities           (921)     (2,575)
     Billings in excess of earned revenues                     (199)      1,911
                                                           --------    --------
         Net cash provided by operating activities           18,742       3,610
                                                           --------    --------
Cash flows from investing activities
 Purchases of property and equipment                         (3,039)     (5,591)
 Purchases of investments                                   (26,380)    (12,240)
 Proceeds from maturities of investments                     11,110       2,606
                                                           --------    --------
         Net cash used in investing activities              (18,309)    (15,225)
                                                           --------    --------

Cash flows from financing activities
 Principal payments of capital lease obligations               (111)       (108)
 Proceeds from the exercise of stock options and
  issuance of treasury stock                                  2,205       2,919
 Dividends paid                                                (291)       (281)
 Repurchase of company stock                                 (8,192)         --
                                                           --------    --------
         Net cash provided by financing activities           (6,389)      2,530
                                                           --------    --------

   Decrease in cash and cash equivalents                     (5,956)     (9,085)
   Cash and cash equivalents, beginning of period            39,506      20,715
                                                           --------    --------
   Cash and cash equivalents, end of period                  33,550      11,630
                                                           ========    ========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   Notes to Consolidated Financial Statements

Note 1 General

     In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac & Company, Incorporated (the "Company") for the three months ended December 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals unless otherwise stated) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited, however, the September 30 balance sheet has been derived from audited financial statements. This report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Notes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 2000, contained in the 2000 Form 10-K have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 2001.

Note 2 Earnings Per Share

     The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                        Three months ended December 31,
                                                        -------------------------------
(in thousands, except per share data)                        2000               1999
--------------------------------------------------------------------------------------
Numerator - Net income                                     $  8,817          $  4,934
                                                           ========          ========
Denominator - Shares:
 Diluted weighted-average shares and assumed
  conversion of stock options                                14,778            14,392
 Effect of dilutive securities - employee stock options        (244)             (364)
                                                           --------          --------
 Basic weighted-average shares                               14,534            14,028
                                                           ========          ========
Earnings per share:
 Diluted                                                   $   0.60          $   0.34
                                                           ========          ========
 Basic                                                     $   0.61          $   0.35
                                                           ========          ========

     The computation of diluted EPS at December 31, 2000 and 1999 respectively, excludes stock options to purchase 532,000 and 139,000 shares of common stock. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

Note 3 Cash Flow Statement

Supplemental disclosure of cash flow information:

                                                        Three months ended December 31,
                                                        -------------------------------
(in thousands)                                               2000               1999
--------------------------------------------------------------------------------------

Income tax payments                                         $   99              $ 196
Interest paid                                                  100                 14

Non-cash investing and financing activities:
  Issuance of treasury stock to ESOP and ESPP               $1,032                 --

Note 4 New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 for the fiscal year beginning October 1, 2000. The adoption of SFAS No. 133 did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Note 5 Segment information

     Effective October 1, 2000, the Company reorganized its operating structure. As a result, the Company changed to a global segment reporting structure to align closely with the Company's internal management reporting of its business operations. There are three reportable segments: Global Data Repositories & Processors, Global Financial Services and Other, which include Analytics, Liquid Credit, Retail, and Telecommunications. The segment information for the three months ended December 31, 1999 has been restated to conform with the fiscal year 2001 presentation.

     The Company's Chief Executive Officer evaluates financial performance based on measures of business segment revenues and operating profit or loss. Unallocated other income consists mainly of interest revenues and equity share from investments. The Company does not evaluate the financial performance of each segment based on its assets or capital expenditures.

                                           Global Data      Global
                                           Repositories    Financial
(in thousands)                             & Processors    Services     Other       Total
-----------------------------------------------------------------------------------------
Three months ended December 31, 2000
------------------------------------
  Revenue                                   $37,313        $24,795    $14,982     $77,090
                                            =======        =======    =======     =======

  Operating income                            8,528          3,916      1,428      13,872

  Unallocated other income, net                                                     1,148
                                                                                   ------
  Income before income taxes                                                       15,020
                                                                                   ======
Three months ended December 31, 1999
------------------------------------
  Revenue                                    35,902         23,737     10,455      70,094
                                            =======        =======    =======     =======

  Operating income                          $ 4,415        $ 2,277    $   848     $ 7,540

  Unallocated other income, net                                                       866
                                                                                   ------
  Income before income taxes                                                      $ 8,406
                                                                                   ======

Note 6 Restructuring Charge

     In October 1999, the Company announced discontinuance of its Healthcare Receivables Management System ("HRMS") product line. As a result of exiting the HRMS line of business, the Company recorded restructuring charges totaling $1,674,000 in the first quarter ended December 31, 1999. The Company's restructuring actions were completed under the plan by June 30, 2000. At the fiscal year end of September 30, 2000, the Company had an outstanding provision of $385,000 for restructuring charges included under other accrued liabilities. Through the first quarter ended December 31, 2000, the Company made cash payments of $221,000 and wrote off operating assets of $24,000, resulting in an outstanding provision of $140,000 included under other accrued liabilities at December 31, 2000.

The following table depicts the restructuring activity:

                                    Payments to      Write-down
                                     Employees      of Operating     Payments on
                                   Involuntarily       Assets         Cancelled
(in thousands)                       Terminated      to Be Sold       Contracts     Total
------------------------------------------------------------------------------------------
Fiscal year 2000 provision            $ 1,827          $ 263          $   833       $2,923
Cash payments                          (1,806)                           (633)      (2,439)
Write-down of operating assets                           (99)                          (99)
                                      -------          -----          -------       ------
Balance at September 30, 2000              21            164              200          385
Cash payments                             (21)                           (200)        (221)
Write-down of operating assets                           (24)                          (24)
                                      -------          -----          -------       ------
Balance at December 31, 2000          $    --          $ 140          $    --       $  140
                                      =======          =====          =======       ======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Certain statements contained in this Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties which may cause actual results to differ from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in the "Risk Factors" section of this discussion and analysis. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances.

Business Overview

     Fair, Isaac and Company, Incorporated is a global provider of analytics and decision technology. In this Report, Fair, Isaac and Company, Inc. is referred to as "we," "our," and "the Company". We provide products and services designed to help a variety of businesses use data to make faster, more profitable decisions on their marketing, customers, operations and portfolios. In fiscal 2000 we powered more than 12 billion decisions. Widely recognized for our pioneering work in predictive technology, we develop, produce, market and distribute advanced decision-making solutions to the financial services, retail, telecommunications, e-business, insurance and other industries.

     Our products include statistically derived, rule-based analytical tools; software that automates strategy design and implementation; and consulting services to help clients use and track the performance of those tools. We also provide a range of credit scoring and credit account management services to credit bureaus and credit card processing agencies, as well as data processing and database management services to businesses engaged in direct marketing activities, many of which are in the financial services and insurance industries.

RESULTS OF OPERATIONS

Revenues

     Effective October 1, 2000, we reorganized the operating structure of our business segments. As a result, we changed to a global segment reporting structure to align closely with our internal management reporting of our business operations. There are three reportable segments: Global Data Repositories and Processors, Global Financial Services and Other, which are described below:

     o Global Data Repositories and Processors. This segment consists of our former Alliance Products and Services products, expanded beyond the United States and Canadian markets to include these products worldwide. This segment includes our credit scoring services distributed through major credit bureaus, including the three major credit bureaus in the United States--Trans Union Corporation, Experian Information Solutions, Inc. and Equifax Inc., our credit account management services distributed through third-party bankcard processors worldwide, our ScoreNet and PreScore services, insurance bureau scores, and other related products. The majority of these services generate usage revenues.

     o Global Financial Services. This segment is comprised principally of the former Targeting and Prospecting products (data processing and database management services for companies and organizations involved in direct marketing), on a global basis, together with our Fair, Isaac MarketSmart Decision System(TM), ClickPremium(TM), StrategyWare(R)and TRIAD(TM)products. We are migrating some of our existing database clients to the Fair, Isaac MarketSmart Decision System. Our Fair, Isaac MarketSmart Decision System and ClickPremium products are sold on a usage basis and the TRIAD and StrategyWare products are generally sold to a single user on a fixed-price basis. Other Global Financial Services products are sold under a combination of fixed-fee and usage-based pricing.

     o Other. This segment covers Analytics, LiquidCredit(TM), Retail, and Telecommunications on a worldwide basis. Analytics products include our custom models, custom software and related consulting projects used for screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. Our LiquidCredit products automate the processing of credit applications including the implementation of our credit application scoring models and include both our traditional products such as CreditDesk(R)and one of our new products, LiquidCredit. Retail products include the Fair, Isaac MarketSmart Decision System for the retail market. Products in the Other segment are priced in various ways. Our products developed specifically for a single user such as our application and behavior scoring models (also known as "Analytic Products," "scorecards" or "models") are generally sold on a fixed-price basis. Software systems usually also have a component of ongoing maintenance revenue, and CreditDesk and LiquidCredit systems are sold under time or volume-based price arrangements.

     Comparative segment revenues, operating income and related financial information for this quarter and the corresponding period in fiscal 2000 are set forth in Note 5 to the Consolidated Financial Statements.

     The following table displays (a) the percentage of revenues by segment and
(b) the percentage change in revenues within each segment from the prior fiscal year.

                                                               Period-to-Period
                                            Percentage of     Percentage Changes
                                               Revenue          Quarter Ended
                                            Quarter Ended         12/31/00
                                            December 31,        Compared to
                                           2000       1999        12/31/99
--------------------------------------------------------------------------------
Global Data Repositories and Processors     48%        51%           4%
Global Financial Services                   32%        34%           4%
Other                                       20%        15%           43%
                                           ----       ----
Total Revenues                             100%       100%           10%
                                           ====       ====

     The growth in Global Data Repositories and Processors revenues in the current quarter compared to the same period in the prior fiscal year was primarily due to increased revenues from services provided through bankcard processors and the PreScore service. Revenues from services provided through bankcard processors increased by approximately 26% compared to the same period in the prior fiscal year. We believe this increase in revenues is due to increases in the number of accounts at these processors attributable to increased outsourcing of processing services by banks. These increases were partially offset by decreased revenues derived from risk scoring services at the credit bureaus. The slight decline in revenues for risk scoring services at the credit bureaus primarily reflects the inclusion in the first quarter of the prior fiscal year of certain revenues on a one-time basis that related to past periods.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for most of our revenue growth in the last three years. Revenues from services produced through credit bureaus increased 13% in fiscal 2000 and 14% in fiscal 1999 and accounted for approximately 37% of revenues in fiscal 2000 and 36% in fiscal 1999. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

     While we have been successful in extending or renewing our agreements with credit bureaus and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on revenues and operating margin. In fiscal 2000, Trans Union Corporation accounted for approximately 12% of our revenues and Equifax, Inc., approximately 10%. Revenues generated through our alliances with Equifax, Experian and Trans Union each accounted for approximately 8% to 10% in fiscal 1999.

     The increases in revenues derived from Global Financial Services segment in the current quarter compared with same period in fiscal 2000 were due primarily to increased sales of StrategyWare and TRIAD products and sales of the new ClickPremium product.

     Percentage of revenues by principal product units in the Other segment are as follows: Retail, Analytics, LiquidCredit, and Telecommunications. Increases in revenues for the Other segment in the current quarter compared to the same period in the prior fiscal year are primarily due to increases in sales of the LiquidCredit category of products.

Expenses

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Consolidated Statements of Income and Comprehensive Income and (b) the percentage change in the amount of each such line item from the prior fiscal year.

                                                               Period-to-Period
                                       Percentage of Revenue  Percentage Changes
                                       ---------------------  ------------------
                                                                Quarter Ended
                                          Quarter Ended           12/31/00
                                           December 31,           Compared
                                       ---------------------   to Quarter Ended
                                         2000        1999          12/31/99
                                         ----        ----      -----------------
Revenues                                 100%         100%           10%
Costs and expenses:
  Cost of revenues                        41%          42%            7%
  Research and development                 9%          14%          (28)%
  Sales, general and administrative       31%          30%           14%
  Amortization of intangibles              1%           1%            1%
  Restructuring charge                     0%           2%          100%
                                        ----         ----
  Total costs and expenses                82%          89%            1%
                                        ----         ----
Income from operations                    18%          11%           84%
Other income, net                          1%           1%           33%
                                        ----         ----
Income before income taxes                19%          12%           79%
Provision for income taxes                 8%           5%           79%
                                        ----         ----
Net income                                11%           7%           79%
                                        ====         ====

Cost of revenues

     Cost of revenues consists primarily of personnel directly involved in creating revenue, travel and related overhead costs; costs of computer services and the amounts paid to credit bureaus for scores and related information in connection with the ScoreNet Service. As compared with the same quarter a year earlier, the cost of revenues, as a percentage of revenues, decreased slightly in the current quarter primarily due to elimination of costs relating to our former Healthcare Receivables Management System ("HRMS") product line.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in new and existing product development, researching mathematical and statistical models and developing software aimed at improving productivity, profitability and management control. Research and development expenditures in the current quarter, as a percentage of revenues, were down as compared with the corresponding quarter of fiscal 2000, due primarily to redeployment of research and development personnel to support roles for our new products.

Sales, general and administrative

     Sales, general and administrative expenses consist principally of employee salaries and benefits, sales commissions, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, business development, the costs of operating administrative functions, such as finance and computer information systems and compensation expenses for certain senior management. As a percentage of revenues, these expenses for the current quarter increased compared to the corresponding period of fiscal 2000, due primarily to increases in personnel and software and hardware expenses.

Amortization of intangibles

     We are amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years.

Restructuring charge

     In October 1999, we announced discontinuance of our HRMS product line. As a result of exiting the HRMS line of business, we recorded restructuring charges totaling $1,674,000 in the first quarter ended December 31, 1999. Our restructuring actions were completed under the plan by June 30, 2000. At the fiscal year end of September 30, 2000, we had an outstanding provision of $385,000 for restructuring charges included under other accrued liabilities. Through the first quarter ended December 31, 2000, we made cash payments of $221,000 and wrote off operating assets of $24,000, resulting in an outstanding provision of $140,000 included under other accrued liabilities at December 31, 2000. See Note 6 to the Consolidated Financial Statements for additional information.

Other income and expense

     Other income and expense consists mainly of interest income from investments, interest expense, exchange rate gains/losses from holding foreign currencies in bank accounts, and other non-operating items. Interest income, derived from the investment of funds surplus to our immediate operating requirements, increased significantly in the current quarter compared with the corresponding period a year earlier due to higher balances invested in interest bearing instruments, partially offset by interest expense related to a state tax audit, our share of operating losses in an early stage development company that is accounted for using the equity method and minimal foreign currency losses.

Provision for income taxes

     The Company's effective tax rate was unchanged from 41.3% for the current quarter compared to the same period in fiscal 2000.

Financial Condition

     Working capital increased to $112,349,000 at December 31, 2000 from $100,694,000 at September 30, 2000. Cash and marketable investments increased to $102,214,000 at December 31, 2000 from $93,117,000 at September 30, 2000. The
Company's long-term obligations are mainly related to employee incentive and benefit obligations.

     In fiscal 1999, we initiated a stock repurchase program to purchase up to one million shares of our common stock, to be funded by cash on hand. During fiscal 2001, we repurchased approximately 425,000 shares at a cost of $19.8 million. Since the program was initiated we have purchased a total of 785,000 shares at an aggregate cost of $32.1 million. We intend to continue to evaluate opportunities to repurchase shares under the program.

     We believe that our current cash and cash equivalents, short-term cash investments and cash expected to be generated from operations will be sufficient to meet our working capital, capital expenditure, and investment needs for both the current fiscal year and the foreseeable future.

European Economic and Monetary Union (EMU)

     Under the European Union's plan for Economic and Monetary Union (EMU), the euro becomes the sole accounting currency of EMU countries on January 1, 2002. Its initial phase went into effect on January 1, 1999, in 11 participating countries: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. In this initial phase the EMU mandated that key financial systems be able to triangulate conversion rates so that any amount booked will be logged and processed simultaneously in both the local currency and euros. We believe that our computer systems and programs are euro-compliant and have experienced no material disruptions to date. We also believe the conversion to the euro will not have a material impact on our consolidated financial results.

Risk Factors

Our revenues are dependent, to a great extent, upon general economic conditions and more particularly, upon conditions in the consumer credit and the financial services industries.

     The majority of our revenues are derived from sales to the consumer credit industry. In addition, during fiscal 2000, 24% of our revenues were derived from financial services related products. A downturn in the consumer credit industry or the financial services industry caused by increases in interest rates or a tightening of credit, among other factors could harm our results of operations. The revenue growth and profitability of our business depends on the overall demand for our existing and new products, particularly in the product segments in which we compete. Because our sales are primarily to major corporations, our business also depends on general economic and business conditions. A softening of demand for our decisioning solutions caused by a weakening of the economy may result in decreased revenues or lower growth rates. In particular, one of the challenges we face in promoting future growth in revenues is the successful refocusing of our marketing and sales efforts to our new initiatives. There can be no assurances that we will be able to effectively promote future revenue growth in our business. Since 1990, while the rate of account growth in the U S bankcard industry has been slowing and many of our largest institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management business by cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth.

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

     We have a significant share of the available market for our traditional products and services, such as the products and services included in our Global Data Repositories and Processors segment. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to expand into newer markets for our products and services, such as direct marketing, insurance, small business lending, retail and telecommunications. If our current or potential customers are not willing to switch to or adopt our electronic commerce solution, our growth and revenues will be limited. The failure to generate a large customer base for our new products would harm our ability to grow and increase revenues. This failure could occur for several reasons. Some of our business-to-business electronic commerce competitors charge their customers large fees upon the execution of customer agreements. Businesses that have made substantial up-front payments to our competitors for electronic commerce solutions may be reluctant to replace their current solution and adopt our solution. As a result, our efforts to create a larger customer base may be more difficult than expected even if we are deemed to offer products and services superior to those of our competitors. Further, because the business-to-business electronic commerce market is new and underdeveloped, potential customers in this market may be confused or uncertain about the relative merits of each electronic commerce solution or which electronic commerce solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit current or potential customers from adopting our solution, which could harm our business, operating results and financial condition.

There are significant risks associated with the introduction of new products.

     Significant undetected errors or delays in new products or new versions of a product, especially in the area of customer relationship management, may affect market acceptance of our products and could harm our business, results of operations or financial position. If we were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products, or if customers were dissatisfied with product functionality or performance, our business, results of operations or financial position could be harmed.

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

     Failure to obtain data from our clients to update and redevelop or to create new models could harm our business.

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

     Amendments to the federal Fair Credit Reporting Act (which became law in September 1997) expressly permits the use of credit bureau data to prescreen consumers for offers of credit and insurance and allows affiliated companies to share consumer information with each other subject to certain conditions. These amendments impose a seven-year moratorium on new state legislation on certain issues; however, score disclosure regulation by states is not pre-empted under this legislation and the states remain free to regulate the use of credit bureau data in connection with insurance underwriting.

     On September 30, 2000, the Score Disclosure Statute was signed into law in California and is the first legislation to require the disclosure of credit risk scores. The Score Disclosure Statute becomes effective July 1, 2001, and imposes significant new requirements on credit reporting agencies and residential creditors and brokers to disclose credit risk scores. In addition, there are several pending federal score disclosure bills and other states may follow California's lead and pass score disclosure legislation. In September 2000, we initiated the FICO Guide service which delivers to lenders and brokers a personalized explanation of the factors considered in a given consumer's FICO score, and suggestions on how to improve the score over time.

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

     Providing an individual with control over what personal information a business collects and uses is a growing, global trend. The recent Financial Services Modernization Act of 1999 (Gramm-Leach-Bliley Act) includes several privacy provisions and introduces new controls over the transfer and use of individual data by financial institutions. Additional federal legislation is proposed. In addition over 400 state privacy bills are pending. On the International front, in the European Union (EU), the Data Protection Directive became effective October 1998 and places strict controls on the collection, use and transfer of personal data. We have registered under the US Safe Harbor provisions in the UK, pledging to meet the EU level of adequate protection for personal data, have another registration pending in Spain and are evaluating the desirability of registering in other countries. We expect increased costs of compliance with these regulations but such costs are not expected to have a material impact on our results of operation or financial condition.

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

     Internet-based, business-to-business electronic commerce requires the secure transmission of confidential information over public networks. Security breaches of networks on which netsourced products are used or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the models we use to protect content and transactions on the networks on which the netsourced products or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by such breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

     As part of our business strategy, we have made in the past and may make in the future acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Although we do not currently have plans to do so, any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that we will pay much more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential product liability associated with the sale of the acquired company's products, the potential disruption of our ongoing business, the distraction of management from our business, the inability of management to maximize our financial and strategic position, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could harm our business, results of operations or financial position, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

Backlog orders may be cancelled or delayed.

     There is no assurance that backlog will result in revenues. We believe that increased revenue growth in fiscal 2001 and later years will depend to a significant extent on sales of newly developed products.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. We do not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of income securities with an average maturity of less than five years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. We believe foreign currency and equity risk is not material.

     The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio at December 31, 2000:

                                                       Carrying        Average
                                                        Amounts         Yield
                                                        -------         -----
Cash and cash equivalents:
  Commercial paper                                    $25,024,200        6.34%
  Money market funds                                    2,367,704        6.30%
                                                      -----------
                                                       27,391,904        6.34%
                                                      -----------
Short-term investments:
  US government obligations                            39,739,000        6.06%

Long-term investments:
  US government obligations                            21,773,224        5.53%
                                                      -----------

      Total                                           $88,904,777
                                                      ===========

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on February 6, 2001.

Election of Directors

                                                                        Broker
Matter                       For       Withheld   Against   Abstain    Non-votes
------                       ---       --------   -------   -------    ---------

A. George Battle          12,496,084    822,772     N/A        N/A         0
Tony J. Christianson      12,782,022    536,834     N/A        N/A         0
Thomas G. Grudnowski      12,483,659    835,197     N/A        N/A         0
Philip G. Heasley         12,425,052    893,804     N/A        N/A         0
Guy R. Henshaw            12,808,359    510,497     N/A        N/A         0
David S.P. Hopkins        12,848,906    469,950     N/A        N/A         0
Robert M. Oliver          12,890,831    428,025     N/A        N/A         0
Robert D. Sanderson       12,483,154    835,702     N/A        N/A         0
Margaret L. Taylor        12,819,316    499,540     N/A        N/A         0

Amendment to the Restated Certificate of Incorporation, as amended, to Eliminate Cumulative Voting in the Election of Directors

     The stockholders did not approve the Amendment to the Restated Certificate of Incorporation, as amended, to eliminate cumulative voting in the election of directors (with 5,826,573 affirmative votes, 5,506,426 negative votes, 30,811 votes abstaining, and 1,955,046 broker non-votes). Approval required a vote of the majority of the stockholders.

Ratification of Auditors

     The stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ended December 31,2001 (with 12,586,776 affirmative votes, 723,855 negative votes, and 8,225 votes abstaining).

ITEM 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          3.1 Amended and Restated Bylaws

     (b)  Reports on Form 8-K:

     One report on Form 8-K was filed during the quarter ended December 31, 2000 which stated the date, time and location of the Annual Meeting of Stockholders of the Company in fiscal 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FAIR, ISAAC AND COMPANY, INCORPORATED


DATE: February 14, 2001

                                           By /s/ Henk J. Evenhuis
                                              ----------------------------------
                                              Henk J. Evenhuis
                                              Executive Vice President, Finance
                                              and Chief Financial Officer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000


Exhibit No.           Exhibit
-----------           -------
   3.1                Amended and Restated Bylaws