Form 10-Q
period 2001-03-31
FAIR ISAAC & COMPANY INC
filed 2001-05-15
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

         (Mark One)

         [X]          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

         [ ]         TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                       --------------------    ----------------

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

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No   .
   ---      ---

     The number of shares of Common Stock, $0.01 par value per share, outstanding on May 8, 2001, was 14,765,878.

                                            TABLE OF CONTENTS
                                                                                                          Page
PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements..............................................................               3

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations..................................................................              10

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk........................              20




PART II.  OTHER INFORMATION

ITEM 5.      Other Information.................................................................              21

ITEM 6.      Exhibits and Reports on Form 8-K..................................................              21




SIGNATURES.....................................................................................              22

EXHIBIT INDEX..................................................................................              23


PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                           FAIR, ISAAC AND COMPANY, INCORPORATED
                                                CONSOLIDATED BALANCE SHEETS
                                           March 31, 2001 and September 30, 2000

                                                      (in thousands)

                                                       (Unaudited)
                                                                              March 31, 2001         September 30, 2000
                                                                              --------------         ------------------
Assets
Current assets:
     Cash and cash equivalents                                                  $  29,134                  $  39,506
     Short-term investments                                                        20,600                     19,109
     Accounts receivable, net                                                      44,068                     41,625
     Unbilled work in progress                                                     30,186                     26,484
     Prepaid expenses and other current assets                                     12,607                      4,769
     Deferred income taxes                                                          5,724                      5,719
                                                                                ---------                  ---------
       Total current assets                                                       142,319                    137,212
Investments                                                                        45,746                     34,502
Property and equipment, net                                                        48,214                     48,565
Intangibles, net                                                                    7,580                      8,630
Deferred income taxes                                                               8,778                      8,778
Other assets                                                                        4,449                      3,601
                                                                                ---------                  ---------
                                                                                $ 257,086                  $ 241,288
                                                                                =========                  =========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                           $   2,332                  $   1,606
     Accrued compensation and employee benefits                                    15,075                     15,581
     Other accrued liabilities                                                      8,262                      8,863
     Billings in excess of earned revenues                                          9,013                     10,104
     Capital lease obligations                                                        140                        364
                                                                                ---------                  ---------
       Total current liabilities                                                   34,822                     36,518
                                                                                ---------                  ---------
Long-term liabilities:
     Accrued compensation and employee benefits                                     4,401                      4,886
     Other liabilities                                                                865                        883
                                                                                ---------                  ---------
       Total long-term liabilities                                                  5,266                      5,769
                                                                                ---------                  ---------
       Total liabilities                                                           40,088                     42,287
                                                                                ---------                  ---------

Stockholders' equity:
     Preferred stock                                                                   --                         --
     Common stock                                                                     152                        148
     Paid in capital in excess of par value                                        70,206                     52,269
     Retained earnings                                                            174,919                    156,021
     Less treasury stock, at cost                                                 (27,541)                    (8,793)
     Accumulated other comprehensive loss                                            (738)                      (644)
                                                                                ---------                  ---------
       Total stockholders' equity                                                 216,998                    199,001
                                                                                ---------                  ---------

                                                                                $ 257,086                  $ 241,288
                                                                                =========                  =========

See accompanying notes to the consolidated financial statements.


                                      FAIR, ISAAC AND COMPANY, INCORPORATED

                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                         For the six months and three months ended March 31, 2001 and 2000
                                  (in thousands, except share and per share data)
                                                 (Unaudited)


                                                       Six Months Ended March 31,           Three Months Ended March 31,
                                                          2001           2000                  2001              2000
                                                          ----           ----                  ----              ----
Revenues                                         $     158,162     $     143,394      $      81,072     $        73,300

Costs and expenses:
    Cost of revenues                                    72,431            60,068             37,199              30,288
    Research and development                            14,678            16,930              7,363               7,318
    Sales, general and administrative                   39,059            43,820             18,913              22,857
    Amortization of intangibles                          1,050             1,050                525                 525
    Restructuring charge                                    --             2,662                 --                 988
                                                 -------------     -------------      -------------     ---------------
       Total costs and expenses                        127,218           124,530             64,000              61,976
                                                 -------------     -------------      -------------     ---------------
Income from operations                                  30,944            18,864             17,072              11,324
Other income, net                                        2,236             1,716              1,088                 850
                                                 -------------     -------------      -------------     ---------------
Income before income taxes                              33,180            20,580             18,160              12,174
Provision for income taxes                              13,704             8,499              7,501               5,027
                                                 ---------------   -------------      -------------     ---------------
Net income                                       $      19,476     $      12,081      $      10,659     $         7,147
                                                 ==============    =============      =============     ===============


Net income                                       $      19,476     $      12,081      $      10,659     $         7,147
 Other comprehensive loss, net of tax:
    Unrealized gains (losses) on investments                (7)             (420)                41                (270)
    Foreign currency translation adjustments                87)             (143)              (211)                (76)
                                                 -------------     -------------      -------------     ---------------
Other comprehensive loss                                   (94)             (563)              (170)               (346)
                                                 -------------     -------------      -------------     ---------------
Comprehensive income                             $      19,382     $      11,518      $      10,489     $         6,801
                                                 =============     =============      =============     ===============


Earnings per share:
    Diluted                                      $        1.31     $        0.83      $        0.71     $          0.49
                                                 =============     =============      =============     ===============

    Basic                                        $        1.35     $        0.86      $        0.74     $          0.50
                                                 =============     =============      =============     ===============

Shares used in computing earnings per share:
    Diluted                                         14,890,000        14,530,000         14,963,000          14,680,000
                                                 =============     =============      =============     ===============

    Basic                                           14,449,000        14,111,000         14,363,000          14,214,000
                                                 =============     =============      =============     ===============


See accompanying notes to the consolidated financial statements.

                                           FAIR, ISAAC AND COMPANY, INCORPORATED

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the six months ended March 31, 2001 and 2000
                                                      (in thousands)
                                                        (Unaudited)

                                                                                       Six Months Ended
                                                                                          March 31,
                                                                                 ---------------------------
                                                                                   2001                2000
                                                                                   ----                ----
Cash flows from operating activities
     Net income                                                                  $19,476            $12,081
     Adjustments to reconcile net income to cash provided by
       operating activities:
         Depreciation and amortization                                            11,982              9,716
         Deferred compensation                                                       499                372
         Tax benefit from exercise of stock options                                3,036                881
         Other                                                                       557                140
         Changes in operating assets and liabilities:
           Accounts receivable                                                    (2,496)            (6,610)
           Unbilled work in progress                                              (3,702)             5,886
           Prepaid expenses and other assets                                      (8,448)            (3,675)
           Accounts payable                                                          543               (762)
           Accrued compensation and employee benefits                                 50             (9,373)
           Other accrued liabilities and other liabilities                          (637)            (2,595)
           Billings in excess of earned revenues                                  (1,091)             5,419
                                                                                 -------            -------
              Net cash provided by operating activities                           19,769             11,480
                                                                                 -------            -------

Cash flows from investing activities
     Purchases of property and equipment                                         (10,690)           (10,005)
     Purchases of investments                                                    (51,544)           (12,836)
     Proceeds from maturities of investments                                      38,277              2,606
                                                                                 -------            -------
              Net cash used in investing activities                              (23,957)           (20,235)
                                                                                 -------            -------

Cash flows from financing activities
     Principal payments of capital lease obligations                                (223)              (191)
     Proceeds from the exercise of stock options and
      issuance of treasury stock                                                  14,454              4,281
     Dividends paid                                                                 (578)              (565)
     Repurchase of company stock                                                 (19,837)               (38)
                                                                                 -------            -------
              Net cash (used in) provided by financing activities                 (6,184)             3,487
                                                                                 -------            -------

     Decrease in cash and cash equivalents                                       (10,372)            (5,268)
     Cash and cash equivalents, beginning of period                               39,506             20,715
                                                                                 -------            -------
     Cash and cash equivalents, end of period                                    $29,134            $15,447
                                                                                 =======            =======

See accompanying notes to the consolidated financial statements.

                                                                             -5-

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   Notes to Consolidated Financial Statements


Note 1  General

     In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac & Company, Incorporated (the "Company") for the three months and six months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals unless otherwise stated) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and notes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited, however, the September 30 balance sheet has been derived from audited financial statements. This report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Notes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 2000, contained in the 2000 Form 10-K have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 2001.

     Certain amounts in the financial statements and notes thereto have been reclassified to conform to 2001 classifications. Due to certain reclassifications, the expenses in the consolidated income statement for the six months ended March 31, 2001 are different than the combination of the first two quarters.

Note 2  Earnings Per Share

     The following  reconciles the numerators  and  denominators  of diluted and basic earnings per share (EPS):

                                                                       Six months ended          Three months ended
                                                                          March 31,                  March 31,
(in thousands, except per share data)                                 2001         2000           2001        2000
-----------------------------------------------------------------------------------------------------------------------
Numerator - Net income                                              $19,476      $12,081       $ 10,659      $ 7,147
                                                                    =======      =======       ========      =======

Denominator - Shares:
     Diluted weighted-average shares                                 14,890       14,530          14,963      14,680
     Effect of dilutive securities -
         employee stock options                                        (441)        (419)          (600)        (466)
                                                                    -------      -------       --------      -------
     Basic weighted-average shares                                   14,449       14,111         14,363       14,214
                                                                    =======      =======       ========      =======

Earnings per share:
     Diluted                                                        $  1.31      $  0.83       $    .71      $   .49
                                                                    =======      =======       ========      =======

     Basic                                                          $  1.35      $  0.86       $    .74      $   .50
                                                                    =======      =======       ========      =======


     The computation of diluted EPS for the three months ended March 31, 2001 and 2000, excludes stock options to purchase 70,000 and 57,000 shares of common stock, respectively. The computation of diluted EPS for the six months ended March 31, 2001 and 2000, excludes stock options to purchase 76,000 and 144,000 shares of common stock, respectively. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

Note 3 Cash Flow Statement

   Supplemental disclosure of cash flow information:


                                                      Six months ended March 31,
(in thousands)                                            2001          2000
--------------------------------------------------------------------------------

Income tax payments                                   $  10,846      $  8,932
Interest paid                                               115            40

Non-cash investing and financing activities:
     Issuance of treasury stock to ESOP and ESPP      $   1,040      $     --



Note 4  New Accounting Pronouncements

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


Note 5  Segment Information

         Effective October 1, 2000, the Company reorganized its reportable segments based on a combination of two factors: industry and product. The new reportable segments include Global Data Repositories & Processors (Alliance products and services which previously were included in the North American Financial Services and in Other International segments), Global Financial Services (Bank and Insurance industries excluding Analytic and LiquidCredit products, which were previously included in NetSourced Services and Other
International segments) and Other (an aggregation of Analytic products, LiquidCredit(TM) products, Retail industry and Telecommunications industry, each of which represents less than 10% and in aggregate represents 19% of the Company's total revenue both for the three months and the six months ended March 31, 2001. The first two of the products, included in "Other", were previously included in North American Financial Services and Other International segments and the latter two industries, included in "Other", were previously included in the NetSourced Services and Other International segments). Each of these segments is managed and reported on separately within the organization.

          Significant changes include classifying all related international revenues and expenses within each reportable segment, separating Alliance products from Analytic products and classifying segments by major industries or products. The segment information for the three months and the six months ended March 31, 2000 has been restated to conform to the fiscal year 2001 presentation.

         The Company's Chief Executive and Operating Officers evaluate each segment's financial performance based on segment revenues and operating income. Operating income is calculated as revenue less expenses such as personnel, facilities, consulting and travel. Unallocated other income consists mainly of interest income and net gain on sales of investments. The Company does not evaluate the financial performance of each segment based on its assets or capital expenditures.

                                     Global Data          Global
                                     Repositories        Financial
(in thousands)                       & Processors         Services          Other             Total
------------------------------------------------------------------------------------------------------------
Six months ended March 31, 2001
  Revenue                             $    76,912       $    50,572      $    30,678       $  158,162
                                      ===========       ===========      ===========       ==========

  Operating income                         23,681             5,070            2,193           30,944

  Unallocated other income, net                                                                 2,236
                                                                                           ----------
  Income before income taxes                                                               $   33,180
                                                                                           ==========

Six months ended March 31, 2000
  Revenue                             $    75,091       $    46,753      $    21,550       $  143,394
                                      ===========       ===========      ===========       ==========

  Operating income                    $    13,487       $     3,896      $     1,481       $   18,864

  Unallocated other income, net                                                            $    1,716
                                                                                           ----------
  Income before income taxes                                                               $   20,580
                                                                                           ==========

Three months ended March 31, 2001
  Revenue                             $    39,599       $    25,777      $    15,696       $   81,072
                                      ===========       ===========      ===========       ==========

  Operating income                    $    12,983       $     2,837      $     1,252       $   17,072

  Unallocated other income, net                                                                 1,088
                                                                                           ----------
  Income before income taxes                                                               $   18,160
                                                                                           ==========

Three months ended March 31, 2000
  Revenue                             $    39,189       $    23,016      $    11,095       $   73,300
                                      ===========       ===========      ===========       ==========

  Operating income                    $     8,334       $     1,975      $     1,015       $   11,324

  Unallocated other income, net                                                                   850
                                                                                           ----------
  Income before income taxes                                                               $   12,174
                                                                                           ==========


Due to certain reclassifications, the operating income for the six months ended March 31, for both 2001 and 2000 is different than the combination of the first two quarters.

Note 6  Restructuring Charge

     In October 1999, the Company announced the discontinuance of its Healthcare Receivables Management System ("HRMS") product line, and as a result of exiting this business, recorded a restructuring charge totaling $1,674,000 for the three months ended December 31, 1999. The Company recorded a restructuring charge totaling $988,000 related to a reduction in staff for the three months ended March 31, 2000. The combined restructuring events totaled $2,662,000 for the six months ended March 31, 2000. The Company's restructuring actions were completed under the plan by June 30, 2000. At the fiscal year end of September 30, 2000, the Company had an outstanding provision of $385,000 for restructuring charges included under other accrued liabilities. Through the first six months ended
March 31, 2001, the Company made cash payments of $221,000 and wrote off operating assets of $42,000, resulting in an outstanding provision of $122,000 included under other accrued liabilities at March 31, 2001.

The following table depicts the restructuring activity:

                                        Payments to
                                         Employees         Write-Down of         Payments on
                                        Involuntarily    Operating Assets          Canceled
(in thousands)                           Terminated         To Be Sold             Contracts           Total
-----------------------------------------------------------------------------------------------------------------

Fiscal year 2000 provisions              $     1,827         $      263          $    833         $   2,923
Cash payments                                 (1,806)               ---              (633)           (2,439)
Write-down of operating assets                   ---                (99)              ---               (99)
                                         -----------         ----------          --------         ---------
Balance at September 30, 2000                     21                164               200               385
Cash payments                                    (21)               ---              (200)             (221)
Write-down of operating assets                   ---                (42)              ---               (42)
                                         -----------         ----------          --------         ---------
Balance at March 31, 2001                $       ---         $      122          $    ---         $     122
                                         ===========         ==========          ========         =========


Note 7 Subsequent Event

       On May 2, 2001, the Company announced a three-for-two stock split of its outstanding shares of common stock. As a result of the stock split, shareholders of record at the close of business on May 14, 2001 will receive an additional share of common stock for every two shares owned. Additional shares resulting from the split will be distributed on June 4, 2001, and cash will be paid in lieu of fractional shares. The stock split will increase the number of shares outstanding to approximately 22.2 million from 14.8 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

       Certain statements contained in this Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties which may cause actual results to differ from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in the "Risk Factors" section of this discussion and analysis. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances.

Business Overview

     Fair, Isaac and Company, Incorporated is a global provider of analytics and decision technology. In this Report, Fair, Isaac and Company, Incorporated is referred to as "we," "our," and "the Company". We provide products and services designed to help a variety of businesses use data to make faster, more profitable decisions on their marketing, customers, operations and portfolios. In fiscal 2000, we powered more than 12 billion decisions. Widely recognized for our pioneering work in predictive technology, we develop, produce, market and distribute advanced decision-making solutions to the financial services, retail, telecommunications, e-business, insurance and other industries.

     Our products include statistically derived, rule-based analytical tools; software that automates strategy design and implementation; and consulting services to help clients use and track the performance of those tools. We provide a range of credit scoring and credit account management services to credit bureaus and credit card processing agencies, as well as data processing and database management services to businesses engaged in direct marketing
activities,   many  of  which  are  in  the  financial  services  and  insurance industries.

RESULTS OF OPERATIONS

Revenues

     Effective October 1, 2000, we reorganized the operating structure of our business segments. As a result, we changed to a global segment reporting structure to align closely with our internal management reporting of our business operations. There are three reportable segments: Global Data Repositories and Processors, Global Financial Services and Other, which are described below:

     o Global Data Repositories and Processors. This segment consists of our former Alliance Products and Services products, expanded beyond the United States and Canadian markets to include these products worldwide. This segment includes our credit scoring services distributed through major credit bureaus, including the three major credit bureaus in the United States--Trans Union Corporation, Experian Information Solutions, Inc. and Equifax Inc., our credit account management services which are distributed through third-party bankcard processors worldwide, our ScoreNet(R)services sold directly to credit grantors, our PreScore(R)services and insurance bureau scores sold through credit bureaus, and other related products. The majority of these services generate revenues based on usage.

     o Global Financial Services. This segment is comprised principally of the former Targeting and Prospecting products (data processing, database management services and Internet delivery services provided directly for companies and organizations involved in direct marketing) on a global basis, together with our Fair, Isaac MarketSmart Decision System(TM), ClickPremium(TM), StrategyWare(R) and TRIAD(TM) products. Our Fair, Isaac MarketSmart Decision System and ClickPremium products are sold on a usage basis and the TRIAD and StrategyWare products are generally sold to single users on a fixed-price basis. Other Global Financial Services products are sold under a combination of fixed-fee and usage-based pricing.

     o Other. This segment covers Analytics, LiquidCredit Retail, and Telecommunications on a worldwide basis. Analytics products include our custom models, custom software and related consulting projects which are sold directly to credit grantors and other businesses and are used for screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. Our LiquidCredit products are web-based products sold directly to credit grantors which automate the processing of credit applications including the implementation of our credit application scoring models. Retail products include the Fair, Isaac MarketSmart Decision System provided directly to companies and organizations in the retail market. Products in the Other segment are priced in various ways. Other products developed specifically for a single user such as our application and behavior scoring models (also known as "Analytic Products," "scorecards" or "models") are generally sold on a fixed-price basis. Software systems usually also have a component of ongoing maintenance revenue, and LiquidCredit systems are sold under time or volume-based pricing arrangements.

      Comparative segment revenues, operating income, and related financial information for the first half of fiscal 2001 and this quarter and the corresponding periods in fiscal 2000 are set forth in Note 5 to the Consolidated Financial Statements.

     The following  table displays (a) the percentage of revenues by segment and
(b) the percentage change in revenues from the prior fiscal year for the fiscal periods indicated.

                                       Percentage of                             Percentage of
                                          Revenue                                   Revenue
                                      Six Months Ended        Percentage      Three Months Ended           Percentage
                                         March 31,              Change             March 31,                 Change
                                         ---------              ------             ---------                 ------
                                     2001       2000                            2001      2000
                                     ----       ----                            ----      ----
   Global Data Repositories
       and Processors                 49%         52%              2%            49%        54%                 1%
   Global Financial Services          32%         33%              8%            32%        31%                12%
   Other                              19%         15%             42%            19%        15%                41%
                                   ------      ------                          -----     -----
      Total Revenues                 100%        100%             10%           100%       100%                11%
                                   ======      ======                          =====     =====

     The growth in Global Data Repositories and Processors revenues in the first half of fiscal 2001 and the second quarter, compared to the same periods in the prior fiscal year, was primarily due to increased revenues from services provided through bankcard processors and the PreScore service, partially offset by decreased revenues derived from the ScoreNet services. Revenues from services provided through bankcard processors increased by approximately 15% in the first half of the fiscal year and 7% in the second quarter compared to the same periods in the prior fiscal year. We believe this increase in revenues is due to increases in the number of accounts at these processors attributable to increased outsourcing of processing services by banks. These increases were partially offset by decreased revenues derived from risk scoring services at the credit bureaus. The slight decline in revenues for risk scoring services at the credit bureaus primarily reflects the inclusion in the first quarter of the prior fiscal year of certain revenues on a one-time basis that related to past periods.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for most of our revenue growth in the last three years. For the first half of fiscal 2001, revenues produced through credit bureaus decreased approximately 2% compared to the same period in fiscal 2000 and accounted for approximately 27% of revenues. Revenues from services produced through credit bureaus increased 13% in fiscal 2000 and 14% in fiscal 1999, and accounted for approximately 37% of revenues in fiscal 2000 and 36% in fiscal 1999. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

     While we have been successful in extending or renewing our agreements with credit bureaus and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on revenues and operating margin. For the first half of fiscal 2001, revenues generated from our alliances with Trans Union Corporation, Equifax, Inc. and Experian Information Solutions, Inc. each accounted for approximately 8% to 9% of total revenues. In fiscal 2000, Trans Union Corporation accounted for approximately 12% of our revenues and Equifax, Inc., approximately 10%. Revenues generated through our alliances with Equifax, Experian and Trans Union each accounted for approximately 8% to 10% in fiscal 1999.

     The increases in revenues in the first half of fiscal 2001 and the second quarter derived from the Global Financial Services segment compared with the same periods in fiscal 2000 were due primarily to increased sales of StrategyWare products and sales of the new products, primarily MarketSmart and ClickPremium products and Fair Isaac Decision System products, the decision engine component of MarketSmart and ClickPremium products.

     The Other segment includes Analytics and LiquidCredit products and products sold to the Retail and Telecommunications industries. Increases in revenues for the Other segment in the first half of fiscal 2001 and the second quarter compared to the same periods in the prior fiscal year are primarily due to increases in sales of the LiquidCredit product.

     Total revenues derived from outside of the United States represented approximately 19% of total revenues in the first half of fiscal 2001. Gains or losses due to fluctuations in currency exchange rates have not been significant to date but may become more important if, as expected, the proportion of our revenues denominated in foreign currencies increases in the future.

     Revenues from software maintenance and consulting services each accounted for less than 10% of revenues in the first half of fiscal 2001 and the recent quarter.

Expenses

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Consolidated
Statements of Income and Comprehensive Income and (b) the percentage change in the percentage of revenues for each such line item from the prior fiscal year's.

                                          Six Months                              Three Months
                                             Ended           Percentage               Ended            Percentage
                                           March 31,          Change                March 31,           Change
                                         2001     2000                           2001      2000
                                         ----     ----                           ----      ----
Revenues                                 100%     100%          N/A               100%      100%         N/A
Costs and expenses:
   Cost of revenues                       46       42            9%                46        41          11%
   Research and development                9       12          (21%)                9        10          (9%)
   Sales, general and administrative      24       30          (19%)               23        31         (25%)
   Amortization of intangibles             1        1           (9%)                1         1         (10%)
   Restructuring Charge                   --        2           N/A                --         1          N/A
                                        ----     ----                            ----     -----

     Total costs and expenses             80       87           (7%)               79        84          (7%)
                                        ----     ----                            ----     -----
Income from operations                    20       13           49%                21        16          36%
   Other income and expense                1        1           18%                 1         1          16%
                                        ----     ----                            ----     -----
   Income before income taxes             21       14           46%                22        17          35%
   Provision for income taxes              9        6           46%                 9         7          35%
                                        ----     ----                            ----     -----
Net income                                12%       8%          46%                13%       10%         35%
                                        ====     ====                            ====     =====

Cost of revenues

     Cost of revenues consists primarily of personnel directly involved in creating revenue, travel and related overhead costs; costs of computer services; and the amounts paid to credit bureaus for scores and related information in connection with the ScoreNet Service. As compared with the same periods a year earlier, the cost of revenues, as a percentage of revenues, increased in the first half of fiscal 2001 and the second quarter primarily due to a more complete allocation of costs related to revenue generation that were not separately identified in the prior year.

Research and development

     Research and development expenses include the personnel and related overhead costs incurred in new and existing product development, researching mathematical and statistical models and developing software aimed at improving productivity, profitability and management control. Research and development expenditures in the first half of fiscal 2001 and the second quarter, as a percentage of revenues, were down as compared with the corresponding quarters of fiscal 2000, due primarily to redeployment of research and development personnel to support roles for our new products.

Sales, general and administrative

     Sales, general and administrative expenses consist principally of employee salaries and benefits, sales commissions, travel, overhead, advertising and
other  promotional  expenses,   corporate  facilities  expenses,  the  costs
of administering certain benefit plans, legal expenses, business development, the costs of operating administrative functions, such as finance and computer information systems and compensation expenses for certain senior management. As a percentage of revenues, these expenses for the first half of fiscal 2001 and the current quarter decreased compared to the corresponding periods of fiscal 2000, due primarily to a more complete allocation of costs related to revenue generation that were not separately identified in the prior year.

Amortization of intangibles

     We are amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years.

Restructuring charge


     In October 1999, the Company announced the discontinuance of its Healthcare Receivables Management System ("HRMS") product line, and as a result of exiting this business, recorded a restructuring charge totaling $1,674,000 for the three months ended December 31, 1999. The Company recorded a restructuring charge totaling $988,000 related to a reduction in staff for the three months ended March 31, 2000. The combined restructuring events totaled $2,662,000 for the six months ended March 31, 2000. The Company's restructuring actions were completed under the plan by June 30, 2000. At the fiscal year end of September 30, 2000, the Company had an outstanding provision of $385,000 for restructuring charges included under other accrued liabilities. Through the first six months ended
March 31, 2001, the Company made cash payments of $221,000 and wrote off operating assets of $42,000, resulting in an outstanding provision of $122,000 included under other accrued liabilities at March 31, 2001.

Other income and expense


     Other income and expense consists mainly of interest income from investments, interest expense, exchange rate gains/losses from holding foreign currencies in bank accounts, and other non-operating items. Other income, net increased in the first half of fiscal 2001 and the second quarter compared with the corresponding periods a year earlier, primarily due to an increase in interest income from higher investment balances, partially offset by our share of operating losses in an early stage development company accounted for using the equity method.

Provision for income taxes

     The Company's effective tax rate in the second quarter and the first half of 2001 was 41.3%, unchanged as compared to the same periods in fiscal 2000.

Financial Condition

     Working capital increased to $107,497,000 at March 31, 2001 from $100,694,000 at September 30, 2000. Cash and marketable investments increased to $95,480,000 at March 31, 2001 from $93,117,000 at September 30, 2000. The
Company's long-term obligations are mainly related to employee incentive and benefit obligations.

      In fiscal 1999, we initiated a stock repurchase program to purchase up to one million shares of our common stock, to be funded by cash on hand. During the first half of fiscal 2001, we repurchased approximately 425,000 shares at a cost of $19.8 million. Since the program was initiated we have purchased a total of 785,000 shares at an aggregate cost of $32.1 million. We will continue to evaluate opportunities to repurchase shares under the program.

     We believe that our current cash and cash equivalents, short-term cash investments and cash expected to be generated from operations will be sufficient to meet our working capital, capital expenditure, and investment needs for both the current fiscal year and the foreseeable future.

European Economic and Monetary Union (EMU)

     Under the European Union's plan for Economic and Monetary Union (EMU), the euro becomes the sole accounting currency of EMU countries on January 1, 2002. Its initial phase went into effect on January 1, 1999, in 11 participating countries: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. Greece was added as a participating country on January 1, 2001. In this initial phase the EMU mandated that key financial systems be able to triangulate conversion rates so that any amount booked will be logged and processed simultaneously in both the local currency and euros. We believe that our computer systems and programs are euro-compliant and have experienced no material disruptions to date. We also believe the conversion to the euro will not have a material impact on our consolidated financial results.

Risk Factors

Our revenues are dependent, to a great extent, upon general economic conditions and more particularly, upon conditions in the consumer credit and the financial services industries.

     The majority of our revenues are derived from sales to the consumer credit industry. In addition, during the second quarter, approximately 32% of our revenues were derived from financial services related products. A downturn in the consumer credit industry or the financial services industry caused by increases in interest rates or a tightening of credit, among other factors could harm our results of operations. The revenue growth and profitability of our business depends on the overall demand for our existing and new products. A softening of demand for our decisioning solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. In particular, one of the challenges we face in promoting future growth in revenues is the successful refocusing of our marketing and sales efforts to our new initiatives. There can be no assurance that we will be able to effectively promote future revenue growth in our business. Since 1990, while the rate of account growth in the US bankcard industry has been slowing and many of our largest institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management business by cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth.

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

     Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue for the foreseeable future. Consequently, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors, and in this event the market price of our common stock would likely fall. Factors that affect our revenues and operating results include the following:

     o A decrease in demand from our existing customers, particularly within our Global Data Repositories and Processor segment
     o   The lengthy sales cycle of many of our products
     o   Failure of our target markets and customers to accept our new products
     o Our ability to successfully and timely develop, introduce and market new products and product enhancements
     o The timing of our new product announcements and introductions in comparison with our competitors
     o   Changes in the level of our operating expenses
     o   Competitive conditions in the consumer credit industry
     o   Competitive conditions in the financial services industry
     o   Domestic and international economic conditions
     o   Changes in prevailing technologies
     o   Acquisition-related expenses and charges
     o   Timing of orders for and deliveries of certain software systems

     o Increased operating expenses related to the development of products for the Internet and
     o   Other factors unique to our product lines

     With the exception of the cost of ScoreNet service data purchased by us, most of our operating expenses are not affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may have a significant impact on operating results.

Our ability to increase our revenues is highly dependent upon the introduction of new products and services and if our products and services are not accepted by the marketplace, our business may be harmed.

     We have a significant share of the available market for our traditional products and services, such as the products and services included in our Global Data Repositories and Processors segment. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to expand into newer markets for our products and services, such as direct marketing, insurance, small business lending, retail and telecommunications. If our current or potential customers are not willing to switch to or adopt our electronic commerce solutions, our growth and revenues will be limited. The failure to generate a large customer base for our new products would harm our ability to grow and increase revenues. This failure could occur for several reasons. Some of our business-to-business electronic commerce competitors charge their customers large fees upon the execution of customer agreements. Businesses that have made substantial up-front payments to our competitors for electronic commerce solutions may be reluctant to replace their current solution and adopt our solution. As a result, our efforts to create a larger customer base may be more difficult than expected even if we are deemed to offer products and services superior to those of our competitors. Further, because the business-to-business electronic commerce market is new and underdeveloped, potential customers in this market may be confused or uncertain about the relative merits of each electronic commerce solution or which electronic commerce solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit current or potential customers from adopting our solution, which could harm our business, operating results and financial condition.

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

     There can be no assurance that our new products will achieve significant market acceptance or will generate significant revenue. Additional products that we plan to directly or indirectly market in the future are in various stages of development. We are expanding our technology into a number of new business areas to foster long-term growth, including Internet/electronic commerce, online business services and Internet computing. These areas are relatively new to our product development and sales and marketing personnel. There is no assurance that we will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, our current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is relatively new to the computer industry. The successful introduction of Internet computing to the market will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture, (ii) the ease of use and administration relative to client/server architecture, and (iii) the means by which hardware and software vendors choose to compete in this market. There can be no assurance that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for us.

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

     In September 1997, amendments to the federal Fair Credit Reporting Act became law that expressly permit the use of credit bureau data to prescreen consumers for offers of credit and insurance and allows affiliated companies to share consumer information with each other subject to certain conditions. These amendments impose a seven-year moratorium on new state legislation on certain issues; however, score disclosure regulation by states is not pre-empted under this legislation and the states remain free to regulate the use of credit bureau data in connection with insurance underwriting.

     On September 30, 2000, the Score Disclosure Statute was signed into law in California and is the first legislation to require the disclosure of credit risk scores. The Score Disclosure Statute becomes effective July 1, 2001, and imposes significant new requirements on credit reporting agencies and residential mortgage creditors and brokers to disclose credit risk scores. In addition, there is a federal score disclosure bill pending, and other states may follow California's lead and pass score disclosure legislation. In September 2000, we initiated the FICO Guide(TM) service which delivers to lenders and brokers a personalized explanation of the factors considered in a given consumer's FICO(R) score, and suggestions on how to improve the score over time. In March 2001, we launched, with Equifax, ScorePower(TM), an online score delivery service to consumers that delivers our FICO(TM) credit risk score, with an explanation of the score, how it is derived, and steps consumers can take to actively maintain or improve their score over time.

     We believe enacted or proposed state regulation of the insurance industry has had some detrimental impact on our efforts to sell insurance risk scores through credit reporting agencies. Examples of recent legislation include legislation pending in Missouri that would prohibit sole use of credit information in the issuance, renewal, and cancellation of policies covering private passenger automobiles and a Connecticut law that will not allow use of credit inquiries in a model used in insurance underwriting.

     Providing an individual with control over what personal information a business collects and uses is a growing, global trend. The recent Financial
Services Modernization Act of 1999 (Gramm-Leach-Bliley Act) includes several privacy provisions and introduces new controls over the transfer and use of individual data by financial institutions. Additional federal legislation is proposed. In addition over 400 state privacy bills are pending. On the International front, in the European Union (EU), the Data Protection Directive (the "EU Directive") became effective October 1998 and places strict controls on the collection, use and transfer of personal data. We have registered under the EU Directive in the UK, pledging to meet the EU level of adequate protection for personal data. We have another registration pending in Spain, and we are evaluating the desirability of registering in other countries. We expect increased costs of compliance with these regulations but such costs are not expected to have a material impact on our results of operations or financial condition.

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

     A growing portion of our revenues is derived from international sales. During the last fiscal year and the first half of fiscal 2001, we received approximately 19% of our revenues from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control. These factors include:

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

     There can be no assurance that we will be able to successfully address each of these challenges in the near term. Although some of our business is conducted in currencies other than the US dollar, foreign currency translation gains and losses are not currently material to our financial position, results of operations or cash flows. However, an increase in our foreign revenues could subject us to foreign currency translation risks in the future. We have found it to be impractical to hedge all foreign currencies in which we conduct business. As a result, we have experienced non-material foreign currency gains and losses and may continue to do so.

If we do not recruit and retain qualified personnel, our business could be harmed.

     Our continued growth and success depend to a significant extent on the continued service of our senior management and other key research, development, sales and marketing personnel and the hiring of new qualified personnel. Competition for highly skilled business, product development, technical and other personnel is becoming more intense due to lower overall unemployment rates, the dramatic increase in information technology spending and private companies that can offer equity incentives that provide the potential for greater compensation in connection with an initial public offering. Accordingly, we expect to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurance that we will be successful in continually recruiting new personnel and in retaining existing personnel. In general, we do not have long-term employment or non-competition agreements with our employees. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could harm our continued growth.

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

     Because the protection of our proprietary technology is limited, our proprietary technology could be used by others without our consent. Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have only twelve (12) patent applications filed and no issued patents to date. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

We may be subject to possible infringement claims that could harm our business.

     With recent developments in the law that permit patenting of business methods, we expect that products in the industry segments in which we compete will increasingly be subject to claims of patent infringement as the number of products and competitors in our industry segments grow and the functionality of products overlaps. In addition, we expect to receive more patent infringement claims as companies increasingly seek to patent their software, also in light of recent developments in the law that extend the ability to patent software. Regardless of the merits, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be harmed.

Security  is  important  to our  business,  and   breaches  of  security  or the
perception that e-commerce is not secure could harm our business.

     Internet-based, business-to-business electronic commerce requires the secure transmission of confidential information over public networks. Security breaches of networks on which netsourced products are used or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the technology we use to protect content and transactions on the networks on which the netsourced products and the proprietary information in our databases are accessed. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by such breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

We are dependent upon major contracts with credit bureaus.

     A substantial portion of our revenues is derived from contracts with the three major credit bureaus with usual terms of five years or less. In the first half of fiscal 2001, these contracts accounted for approximately 26% of our revenues and in the first half of fiscal 2000, accounted for 30% of our revenues. If we are unable to renew any of these contracts on the same or similar terms with one or more of these credit bureaus, our revenues and results of operations may be harmed.

We may incur risks related to acquisitions or significant investment in businesses.

     As part of our business strategy, we have made in the past and may make in the future acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Although we do not currently have plans to do so, any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that we will pay much more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential product liability associated with the sale of the acquired company's products, the potential disruption of our ongoing business, the distraction of management from our business, the inability of management to maximize our financial and strategic position, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could harm our business, results of operations or financial position, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any,could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

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

     Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of income securities with an average maturity of less than five years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. We believe foreign currency and equity risks are not material.

     The   following   table   presents  the   principal   amounts  and  related
weighted-average yields for our fixed rate investment portfolio at March 31, 2001:


                                             Cost         Carrying       Average
                                             Basis         Amounts        Yield
Cash and cash equivalents:
      U.S. government obligations           $ 2,500        $ 2,500         6.17%
      Money market funds                     23,279         23,279         5.28%
                                             ------         ------
                                             25,779         25,779         5.37%
                                             ------         ------

Short-term investments:
      US government obligations              20,511         20,600         5.71%

Long-term investments:
      US government obligations              39,558         39,912         5.33%
                                             ------        -------

      Total                                 $85,848        $86,291
                                            =======        =======

                           PART II - OTHER INFORMATION

ITEM 5.  Other Information:

         Effective May 1, 2001 Robert D. Sanderson resigned from our Board of Directors. Mr. Sanderson joined the Board of Directors in March 1977.

         On May 2, 2001, we announced a three-for-two stock split of our outstanding shares of common stock. As a result of the stock split, shareholders of record at the close of business on May 14, 2001 will receive an additional share of our common stock for every two shares owned. Additional shares resulting from the split will be distributed on June 4, 2001 and we will pay cash in lieu of fractional shares. The stock split will increase the number of shares outstanding to approximately 22.2 million from 14.8 million.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

         3.1 Amended and Restated Bylaws


(b)  Reports on Form 8-K:

     No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FAIR, ISAAC AND COMPANY, INCORPORATED


DATE: May 14, 2001

                                         By   /s/ Henk J. Evenhuis
                                           ------------------------------------
Henk J. Evenhuis
                                             Executive Vice President, Finance
                                             and Chief Financial Officer

                                  EXHIBIT INDEX
                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001



Exhibit No.           Exhibit


3.1                   Amendment to By-laws