Form 10-Q
period 2001-06-30
FAIR ISAAC & COMPANY INC
filed 2001-08-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $0.01 par value per share, outstanding on August 8, 2001, was 22,387,270.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.............................................    3

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.......   20


PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds........................   21

ITEM 6.   Exhibits and Reports on Form 8-K.................................   21

SIGNATURES.................................................................   22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND SEPTEMBER 30, 2000

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                               June 30, 2001    September 30, 2000
                                                               -------------    ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $  24,609         $  39,506
  Short-term investments                                             11,987            19,109
  Accounts receivable, net                                           45,054            41,625
  Unbilled work in progress                                          31,746            26,484
  Prepaid expenses and other current assets                          10,374             4,769
  Deferred income taxes                                               5,845             5,719
                                                                  ---------         ---------
       Total current assets                                         129,615           137,212
Investments                                                          89,947            34,502
Property and equipment, net                                          48,987            48,565
Intangibles, net                                                      7,055             8,630
Deferred income taxes                                                 8,778             8,778
Other assets                                                          2,045             3,601
                                                                  ---------         ---------
                                                                  $ 286,427         $ 241,288
                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $     270         $   1,606
  Accrued compensation and employee benefits                         15,274            15,581
  Other accrued liabilities                                           9,466             8,863
  Billings in excess of earned revenues                              10,993            10,104
  Capital lease obligations                                              26               364
                                                                  ---------         ---------
       Total current liabilities                                     36,029            36,518
                                                                  ---------         ---------
Long-term liabilities:
  Accrued compensation and employee benefits                          4,475             4,886
  Other liabilities                                                     853               883
                                                                  ---------         ---------
       Total long-term liabilities                                    5,328             5,769
                                                                  ---------         ---------
       Total liabilities                                             41,357            42,287
                                                                  ---------         ---------
Stockholders' equity:
  Preferred stock                                                        --                --
  Common stock                                                          229               148
  Paid in capital in excess of par value                             85,363            52,269
  Retained earnings                                                 186,901           156,021
  Less treasury stock, at cost                                      (26,424)           (8,793)
  Accumulated other comprehensive loss                                 (999)             (644)
                                                                  ---------         ---------
       Total stockholders' equity                                   245,070           199,001
                                                                  ---------         ---------

                                                                  $ 286,427         $ 241,288
                                                                  =========         =========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


      FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                                    ----------------------------    ----------------------------
                                                        2001            2000            2001            2000
                                                    ------------    ------------    ------------    ------------
Revenues                                            $    242,687    $    219,784    $     84,233    $     76,140

Costs and expenses:
  Cost of revenues                                       110,714          94,422          37,991          34,104
  Research and development                                21,659          23,273           6,981           6,343
  Sales, general and administrative                       58,338          66,601          19,279          22,781
  Amortization of intangibles                              1,575           1,560             525             510
  Restructuring charge                                        --           2,878              --             216
                                                    ------------    ------------    ------------    ------------
       Total costs and expenses                          192,286         188,734          64,776          63,954
                                                    ------------    ------------    ------------    ------------
Income from operations                                    50,401          31,050          19,457          12,186
Other income, net                                          3,362           2,669           1,126             953
                                                    ------------    ------------    ------------    ------------
Income before income taxes                                53,763          33,719          20,583          13,139
Provision for income taxes                                21,935          13,926           8,231           5,427
                                                    ------------    ------------    ------------    ------------
Net income                                          $     31,828    $     19,793    $     12,352    $      7,712
                                                    ============    ============    ============    ============

Net income                                          $     31,828    $     19,793    $     12,352    $      7,712
 Other comprehensive loss, net of tax:
   Unrealized gains (losses) on investments                 (179)           (418)           (172)              3
   Foreign currency translation adjustments                 (176)           (261)            (89)           (118)
                                                                    ------------    ------------    ------------
Other comprehensive loss                                    (355)           (679)           (261)           (115)
                                                                    ------------    ------------    ------------
Comprehensive income                                $     31,473    $     19,114    $     12,091    $      7,597
                                                    ============    ============    ============    ============
Earnings per share:
  Diluted                                           $       1.40    $       0.91    $       0.53    $       0.35
                                                    ============    ============    ============    ============

  Basic                                             $       1.46    $       0.93    $       0.56    $       0.36
                                                    ============    ============    ============    ============
Shares used in computing earnings per share:
  Diluted                                             22,723,000      21,813,000      23,304,000      21,902,000
                                                    ============    ============    ============    ============

  Basic                                               21,824,000      21,258,000      22,128,000      21,507,000
                                                    ============    ============    ============    ============

Due to certain reclassifications, the revenue and expense for the nine months ended June 30, 2001 are different than the combination of the first three quarters.

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                               JUNE 30,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $ 31,828       $ 19,793
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization                                      18,555         14,971
      Deferred compensation                                                 748            621
      Tax benefit from exercise of stock options                          6,673          1,003
      Other                                                                 839            221
      Changes in operating assets and liabilities:
        Accounts receivable                                              (3,537)        (1,797)
        Unbilled work in progress                                        (5,262)           200
        Prepaid expenses and other assets                                (3,812)        (4,466)
        Accounts payable                                                 (1,199)        (1,289)
        Accrued compensation and employee benefits                        1,426         (8,815)
        Other accrued liabilities and other liabilities                     251         (4,095)
        Billings in excess of earned revenues                               888          2,966
                                                                       --------       --------
           Net cash provided by operating activities                     47,398         19,313
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   (17,680)       (15,887)
  Purchases of investments                                              (97,170)       (13,099)
  Proceeds from maturities of investments                                47,862          5,606
                                                                       --------       --------
           Net cash used in investing activities                        (66,988)       (23,380)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of capital lease obligations                         (338)          (320)
   Proceeds from the exercise of stock options and
    issuance of treasury stock                                           25,794          6,500
   Dividends paid                                                          (873)          (851)
   Repurchase of company stock                                          (19,890)           (39)
                                                                       --------       --------
            Net cash provided by financing activities                     4,693          5,290
                                                                       --------       --------

   Increase (decrease) in cash and cash equivalents                     (14,897)         1,223
   Cash and cash equivalents, beginning of period                        39,506         20,715
                                                                       --------       --------
   Cash and cash equivalents, end of period                            $ 24,609       $ 21,938
                                                                       ========       ========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 GENERAL

     In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac and Company, Incorporated (the "Company") for the three months and nine months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals unless otherwise stated) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited, however, the September 30 balance sheet has been derived from audited financial statements. This report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Notes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 2000, contained in the 2000 Form 10-K, have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 2001.

     Certain amounts in the financial statements and notes thereto have been reclassified to conform to the 2001 classifications.

NOTE 2 EARNINGS PER SHARE

     The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                               Nine months ended       Three months ended
                                                    June 30,                June 30,
                                              --------------------    --------------------
(in thousands, except per share data)           2001        2000        2001        2000
                                              --------    --------    --------    --------
Numerator - Net income                        $ 31,828    $ 19,793    $ 12,352    $  7,712
                                              ========    ========    ========    ========
Denominator - Shares:
  Diluted weighted-average shares               22,723      21,813      23,304      21,902
  Effect of dilutive securities -
    employee stock options                        (899)       (555)     (1,176)       (395)
                                              --------    --------    --------    --------
  Basic weighted-average shares                 21,824      21,258      22,128      21,507
                                              ========    ========    ========    ========
Earnings per share:
  Diluted                                     $   1.40    $   0.91    $   0.53    $   0.35
                                              ========    ========    ========    ========

  Basic                                       $   1.46    $   0.93    $   0.56    $   0.36
                                              ========    ========    ========    ========


     The computation of diluted EPS for the three months ended June 30, 2001 and 2000, excludes stock options to purchase 22,000 and 444,000 shares of common stock, respectively. The computation of diluted EPS for the nine months ended June 30, 2001 and 2000, excludes stock options to purchase 276,000 and 260,000 shares of common stock, respectively. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

NOTE 3 CASH FLOW STATEMENT


     Supplemental disclosure of cash flow information:

                                                               Nine months ended
                                                                    June 30,
                                                               -----------------
(in thousands)                                                   2001     2000
                                                               -------   -------
Income tax payments                                            $15,588   $15,115

Interest paid                                                      118        54

Non-cash investing and financing activities:
  Issuance of treasury stock to ESOP and ESPP                  $ 2,145   $ 1,706

  Issuance of common stock                                          74        --

  Assets acquired through capital lease financing                   --       953
  Cancellation of restricted stock                                  --       353

NOTE 4 NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001,  the FASB issued  Statement  of Financial  Account  Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interest method is no longer permitted. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to earnings, but instead be periodically reviewed for impairment. SFAS No. 142 must be adopted starting with fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 141 and SFAS No. 142 has not been determined.

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

NOTE 5 SEGMENT INFORMATION

     Effective October 1, 2000, the Company reorganized its reportable segments based on a combination of two factors: industry and product. The reportable segments include Global Data Repositories & Processors (Alliance products and services which previously were included in the North American Financial Services and in Other International segments), Global Financial Services (bank and insurance industries excluding Analytic and LiquidCredit products, which was previously included in NetSourced Services and Other International segments), and Other (an aggregation of Analytic products, LiquidCredit products, the retail industry and telecommunications industry), each of which represented less than 10% and in aggregate represents 20% and 19%, respectively, of the Company's total revenue for the three months and the nine months ended June 30, 2001. Analytic and LiquidCredit products, now included in the "Other" segment, were previously included in the North American Financial Services, and Other International segments; and the retail industry and telecommunications industry, also now included in "Other", were previously included in the NetSourced Services and Other International segments. Each of these segments are managed and reported on separately within the organization.

     Significant changes include classifying all related international revenues and expenses within each reportable segment, separating Alliance products from Analytic products and classifying segments by major industries or products. The segment information for the three months and the nine months ended June 30, 2000 has been restated to conform to the fiscal year 2001 presentation.

     The Company's Chief Executive and Operating Officers evaluate segment financial performance based on segment revenues and operating income. Operating income is calculated as revenue less expenses such as personnel, facilities, consulting and travel. Unallocated other income consists mainly of interest income and net gain on sales of investments. The Company does not evaluate the financial performance of each segment based on its assets or capital expenditures.

(in thousands)

                                            Global Data        Global
                                            Repositories      Financial
                                            & Processors      Services        Other          Total
                                            ------------      --------        -----          -----
Nine months ended June 30, 2001
-------------------------------
  Revenue                                      $120,155       $ 74,365       $ 48,167       $242,687
                                               ========       ========       ========       ========

  Operating income                             $ 37,634       $  8,065       $  4,702       $ 50,401

  Unallocated other income, net                                                                3,362
                                                                                            --------
  Income before income taxes                                                                $ 53,763
                                                                                            ========


  Depreciation and Amortization                $ 12,131       $  3,034       $  3,390       $ 18,555
                                               ========       ========       ========       ========

Nine months ended June 30, 2000
-------------------------------
  Revenue                                      $111,984       $ 71,973       $ 35,827       $219,784
                                               ========       ========       ========       ========

  Operating income                             $ 23,421       $  5,446       $  2,183       $ 31,050

  Unallocated other income, net                                                                2,669
                                                                                            --------
  Income before income taxes                                                                $ 33,719
                                                                                            ========

  Depreciation and Amortization                $ 10,713       $  2,902       $  1,356       $ 14,971
                                               ========       ========       ========       ========

Three months ended June 30, 2001
--------------------------------
  Revenue                                      $ 43,206       $ 23,622       $ 17,405       $ 84,233
                                               ========       ========       ========       ========

  Operating income                             $ 13,954       $  2,995       $  2,508       $ 19,457

  Unallocated other income, net                                                                1,126
                                                                                            --------
  Income before income taxes                                                                $ 20,583
                                                                                            ========

  Depreciation and Amortization                $  4,197       $  1,010       $  1,366       $  6,573
                                               ========       ========       ========       ========

Three months ended June 30, 2000
--------------------------------
  Revenue                                      $ 36,865       $ 25,125       $ 14,150       $ 76,140
                                               ========       ========       ========       ========

  Operating income                             $  9,934       $  1,550       $    702       $ 12,186

  Unallocated other income, net                                                                  953
                                                                                            --------
  Income before income taxes                                                                $ 13,139
                                                                                            ========

  Depreciation and Amortization                $  4,117       $    754       $    384       $  5,255
                                               ========       ========       ========       ========

Due to certain reclassifications, the revenue for the nine months ended June 30, 2001 is slightly different than the combination of the first three quarters.

     In addition, the Company's revenue and percentage of revenue by significant specific product groups within each segment are as follows:

                                          Nine Months Ended    Nine Months Ended
                                             June 30, 2001       June 30, 2000
                                           ----------------     ---------------
Global Data Repository & Processors
  Scoring Products                         $ 90,561      37%    $ 84,726     39%
  Processor Products                         26,128      11%      23,952     11%
  Other                                       3,466       1%       3,306      1%
                                           --------    ----     --------   ----
                                            120,155      50%     111,984     51%
Global Financial Services
  Marketing Products                         43,231      18%      42,702     20%
  Other                                      31,134      13%      29,271     13%
                                           --------    ----     --------   ----
                                             74,365      31%      71,973     33%

Other
  Marketing Products                         11,125       4%      10,724      5%
  Credit Products                            12,858       5%       4,400      2%
  Other                                      24,184      10%      20,703      9%
                                           --------    ----     --------   ----
                                             48,167      19%      35,827     16%
                                           --------    ----     --------   ----

                                           $242,687     100%    $219,784    100%
                                           ========    ====     ========   ====

                                          Three Months Ended   Nine Months Ended
                                             June 30, 2001       June 30, 2000
                                           ----------------     ---------------
Global Data Repository & Processors
  Scoring Products                         $ 33,382      40%    $ 26,943     35%
  Processor Products                          8,529      10%       8,713     11%
  Other                                       1,295       1%       1,209      2%
                                           --------    ----     --------   ----
                                             43,206      51%      36,865     48%

Global Financial Services
  Marketing Products                         14,943      18%      14,232     19%
  Other                                       8,679      10%      10,893     14%
                                           --------    ----     --------   ----
                                             23,622      28%      25,125     33%
Other
  Marketing Products                          3,408       4%       3,675      5%
  Credit Products                             5,237       6%       3,848      5%
  Other                                       8,760      11%       6,627      9%
                                           --------    ----     --------   ----
                                             17,405      21%      14,150     19%
                                           --------    ----     --------   ----

                                           $ 84,233     100%    $ 76,140    100%
                                           ========    ====     ========   ====

NOTE 6 COMMON STOCK SPLIT

     On May 1, 2001 the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend with cash payment in lieu of fractional shares, payable on June 4, 2001 to holders of common stock of the Company who were of record on May 14, 2001 at the close of business. The par value of the Company's common stock remains unchanged after the stock split. As a result of the stock split, the accompanying consolidated financial statements reflect an increase of 7,408,000 and 328,000 issued shares of common stock to the existing stockholders and the treasury stock, respectively and the transfer of the par value of the additional shares issued to existing stockholders of $74,000 from retained earnings, as well as cash payments totaling $49,517 in lieu of 1,004 fractional shares from the paid-in capital. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties which may cause actual results to differ from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in the "Risk Factors" section of this discussion and analysis. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances.

BUSINESS OVERVIEW

     Fair, Isaac and Company, Incorporated is a global provider of customer analytics and decision technology. In this Report, Fair, Isaac and Company, Incorporated is referred to as "we," "our," and "the Company". We provide products and services designed to help a variety of businesses use data to make faster, more profitable decisions on their marketing, customers, operations and portfolios. In fiscal 2000, we powered more than 12 billion decisions. Widely recognized for our pioneering work in predictive technology, we develop, produce, market and distribute advanced decision-making solutions to the financial services, retail, telecommunications, insurance and other industries.

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

RESULTS OF OPERATIONS

REVENUES

     As of October 1, 2000, we reorganized the operating structure of our business segments into three reportable segments on a worldwide basis: Global Data Repositories and Processors, Global Financial Services and Other, which are described below:

     * Global Data Repositories and Processors. This worldwide segment consists of our credit scoring services and insurance bureau scores distributed through major credit bureaus, including the three major credit bureaus in the United States--Trans Union Corporation, Experian Information Solutions, Inc. and Equifax Inc., our credit account management services which are distributed through third-party bankcard processors worldwide, our ScoreNet(R) services sold directly to credit grantors, our PreScore(R) services and insurance bureau scores sold through credit bureaus, the ScorePower(TM) online FICO(R) score delivery service sold jointly with Equifax directly to consumers, and other related products. The majority of these services generate revenues based on usage.

     *    Global  Financial   Services.   This  segment  is  comprised  of  data
          processing, database management services and Internet delivery services provided directly for companies and organizations involved in direct marketing on a global basis, together with our Fair, Isaac MarketSmart Decision System(TM)("MarketSmart"), ClickPremium(TM), StrategyWare(R), and TRIAD(TM)products. In the third quarter we introduced a new product, our Credit Line Strategy Optimization (CLSO) product, developed for the financial services industry to help credit card issuers improve account profitability through optimal credit line assignments. MarketSmart and ClickPremium are sold on a usage basis and the TRIAD and StrategyWare products are generally sold to single users on a fixed-price basis. CLSO may be sold on a usage or fixed priced basis, or a combination of these. Global Financial Services products are sold under a combination of fixed-fee and usage-based pricing.

     * Other. This segment covers Analytics, LiquidCredit, Retail, and Telecommunications on a worldwide basis. Analytics products include our custom models, custom software and related consulting projects which are sold directly to credit grantors and other businesses and are used for screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts. Our LiquidCredit products are web-based products sold directly to credit grantors which automate the processing of credit applications including the implementation of our credit application scoring models. Retail products include MarketSmart for retail which are provided directly to companies and organizations in the retail market. Our Telecommunication products provided directly to companies in the telecommunications industry include Teleadaptive(TM)and MarketSmart for telecommunications. Products in the Other segment are priced in various ways. Other products developed specifically for a single user such as our application and behavior scoring models (also known as "Analytic Products," "scorecards" or "models") are generally sold on a fixed-price basis. Software systems usually also have a component of ongoing maintenance revenue, and LiquidCredit systems are sold under time or volume-based pricing arrangements.

     Comparative segment revenues, operating income, and related financial information in the three- and nine- months ended June 30, 2001 and the corresponding periods in fiscal 2000 are set forth in Note 5 to the Consolidated Financial Statements.

     The following  table displays (a) the percentage of revenues by segment and
(b) the percentage change in revenues from the prior fiscal year for the fiscal periods indicated.

                               PERCENTAGE OF                    PERCENTAGE OF
                                  REVENUE                         REVENUE
                             NINE MONTHS ENDED  PERCENTAGE   THREE MONTHS ENDED  PERCENTAGE
                                  JUNE 30,        CHANGE         JUNE 30,          CHANGE
                               -------------      ------       -------------       ------
                               2001     2000                   2001     2000
                               ----     ----                   ----     ----
Global Data Repositories
  And Processors                50%      51%        7%          51%      48%         17%
Global Financial Services       31%      33%        3%          28%      33%         (6%)
Other                           19%      16%       34%          21%      19%         23%
                               ---      ---                    ---      ---
       Total Revenues          100%     100%       10%         100%     100%         11%
                               ===      ===                    ===      ===

     The growth in Global Data Repositories and Processors revenues in the nine- and three- month periods ended June 30, 2001, compared to the same periods in the prior fiscal year, was primarily due to increased revenues from the PreScore service and sales of new products, slightly offset by decreased revenues derived from the ScoreNet services.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for most of our revenue growth in the last three years. For the nine-month period ended June 30, 2001, revenues produced through credit bureaus increased approximately 7% compared to the same period in fiscal 2000 and accounted for approximately 37% of revenues. Revenues from services produced through credit bureaus increased 13% in fiscal 2000 and 14% in fiscal 1999, and accounted for approximately 37% of revenues in fiscal 2000 and 36% in fiscal 1999. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

     While we have been successful in extending or renewing our agreements with credit bureaus and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on revenues and operating margin. For the nine- month period ended June 30, 2001, revenues generated from our alliances with TransUnion Corporation, Equifax, Inc. and Experian Information Solutions, Inc. accounted for approximately 9%, 11% and 7%, of revenues, respectively. In fiscal 2000, TransUnion accounted for approximately 12% of our revenues; Equifax, approximately 10%; and Experian, approximately 7%. Revenues generated through our alliances with TransUnion, Equifax, and Experian accounted for approximately 10%, 9% and 7%, respectively in fiscal 1999.

     The increases in revenues in the nine-month period ended June 30, 2001 derived from the Global Financial Services segment compared with the same period in fiscal 2000 were due primarily to increased sales of StrategyWare products and sales of the new products, primarily MarketSmart and ClickPremium products and Fair, Isaac Decision System products. The decrease in revenues in the three-months ended June 30, 2001 compared to the corresponding period in fiscal 2000 primarily reflects a decline in sales of StrategyWare and other software products.

     The increase in Other segment revenues in the nine- and three- month periods ended June 30, 2001 compared to the same periods in the prior fiscal year are primarily due to increases in sales of the LiquidCredit product.

     Total revenues derived from outside the United States represented approximately 19% of total revenues in the first nine-months of fiscal 2001 and in fiscal 2000. Revenues from software maintenance and consulting services each accounted for less than 10% of revenues in the first three quarters of 2001.

EXPENSES

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Consolidated Statements of Income and Comprehensive Income and (b) the percentage change in expenses for each such line item from the prior fiscal year's.

                                            NINE MONTHS                      THREE MONTHS
                                               ENDED        PERCENTAGE           ENDED        PERCENTAGE
                                             JUNE 30,         CHANGE            JUNE 30,        CHANGE
                                         ----------------     ------        ---------------     ------
                                         2001        2000                   2001       2000
                                         ----        ----                   ----       ----
Revenues                                  100%       100%       N/A         100%       100%       N/A
Costs and expenses:
  Cost of revenues                         45         43          6%         45         45          1%
  Research and development                  9         11        (16%)         8          8         (1%)
  Sales, general and administrative        24         30        (21%)        23         30        (24%)
  Amortization of intangibles               1          1         (9%)         1          1         (7%)
  Restructuring Charge                     --          1        N/A          --         --        N/A
                                          ---        ---                    ---        ---
       Total costs and expenses            79         86         (8%)        77         84         (8%)
                                                                ---         ---        ---        ---
Income from operations                     21         14         47%         23         16         44%
  Other income, net                         1          1         14%          1          1          7%
                                                                ---         ---        ---        ---
  Income before income taxes               22         15         44%         24         17         42%
  Provision for income taxes                9          6         43%         10          7         37%
                                          ---        ---                    ---        ---
Net income                                 13%         9%        46%         14%        10%        45%
                                          ===        ===                    ===        ===

COST OF REVENUES

     Cost of revenues consists primarily of personnel directly involved in creating revenue, travel and related overhead costs; costs of computer services; and the amounts paid to credit bureaus for scores and related information in connection with the ScoreNet Service. As compared with the same periods a year earlier, the cost of revenues, as a percentage of revenues, increased in the nine-month period ended June 30, 2001 primarily due to a more complete allocation of costs related to revenue generation that were not separately identified in the prior year. As a percentage of revenues, these expenses for the three-month period ended June 30, 2001, were substantially unchanged compared to the corresponding period of fiscal 2000.

RESEARCH AND DEVELOPMENT

     Research and development expenses include the personnel and related overhead costs incurred in new and existing product development, researching mathematical and statistical models and developing software aimed at improving productivity, profitability and management control. Research and development expenditures in the nine- and three- month periods ended June 30, 2001, as a percentage of revenues, were down as compared with the corresponding quarters of fiscal 2000, due primarily to redeployment of research and development personnel to support roles for our new products.

SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses consist principally of employee salaries and benefits, sales commissions, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, business development, the costs of operating administrative functions, such as finance and computer information systems and compensation expenses for certain senior management. As a percentage of revenues, these expenses for the nine- and three- month periods ended June 30, 2001 decreased compared to the corresponding periods of fiscal 2000, due primarily to reductions in personnel costs, consulting costs, and travel expenses as a result of the Company's cost containment efforts.

AMORTIZATION OF INTANGIBLES

     We are amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years.

OTHER INCOME, NET

     Other income, net consists mainly of interest income from investments, interest expense, exchange rate gains/losses from holding foreign currencies in bank accounts, and other non-operating items. Other income, net increased in the nine- and three- month periods ended June 30, 2001, compared with the corresponding periods a year earlier, primarily due to an increase in interest income from higher investment balances, partially offset by our share of operating losses in an early stage development company accounted for using the equity method.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate decreased from 41.3% to 40.8% in the nine-month period ended June 30, 2001, and from 41.3% to 40.0% in the three-month period ended June 30, 2001, compared to the same periods in fiscal 2000. The decrease was due primarily to revision of state tax rates to reflect increased activities in states with lower tax rates than anticipated.

FINANCIAL CONDITION

     Working capital decreased to $93,586,000 at June 30, 2001 from $100,694,000 at September 30, 2000 due principally to the purchase of long-term investments and increase in cash provided by operating activities. Cash and marketable investments (short-term and long-term) increased to $126,543,000 at June 30, 2001 from $93,117,000 at September 30, 2000 as a result of stock option exercises and associated tax benefits. The Company's long-term obligations are mainly related to employee incentive and benefit obligations.

      We initiated a stock repurchase program to purchase up to one million shares of our common stock, to be funded by cash on hand in fiscal 1999. During the first half of fiscal 2001, we repurchased approximately 425,000 shares at a cost of $19.8 million. No shares were purchased in the third quarter of fiscal 200l. Since the program was initiated we have purchased a total of 785,000 shares at an aggregate cost of $32.1 million. We will continue to evaluate opportunities to repurchase shares under the program.

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

     The majority of our revenues are derived from sales to the consumer credit industry. In addition, during the third quarter, approximately 31% of our revenues were derived from products in our financial services segment. A downturn in the consumer credit industry or the financial services industry caused by increases in interest rates or a tightening of credit, among other factors could harm our results of operations. The revenue growth and profitability of our business depends on the overall demand for our existing and new products. A softening of demand for our decisioning solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. In particular, one of the challenges we face in promoting future growth in revenues is the successful refocusing of our marketing and sales efforts to our new initiatives. There can be no assurance that we will be able to effectively promote future revenue growth in our business. Since 1990, while the rate of account growth in the US bankcard industry has been slowing and many of our largest institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management business by cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth.

QUARTERLY OPERATING RESULTS HAVE VARIED SIGNIFICANTLY IN THE PAST AND THIS UNPREDICTABILITY WILL LIKELY CONTINUE IN THE FUTURE.

     Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue for the foreseeable future. Consequently, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors, and in this event the market price of our common stock would likely fall. Factors that affect our revenues and operating results include the following:

     * A decrease in demand from our existing customers, particularly within our Global Data Repositories and Processor segment
     *    The lengthy sales cycle of many of our products
     *    Failure of our target markets and customers to accept our new products
     * Our ability to successfully and timely develop, introduce and market new products and product enhancements
     * The timing of our new product announcements and introductions in comparison with our competitors
     *    Changes in the level of our operating expenses
     *    Competitive conditions in the consumer credit industry
     *    Competitive conditions in the financial services industry
     *    Domestic and international economic conditions
     *    Changes in prevailing technologies
     *    Acquisition-related expenses and charges
     *    Timing of orders for and deliveries of certain software systems
     * Increased operating expenses related to the development of products for the Internet and
     *    Other factors unique to our product lines

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

OUR BUSINESS AND THE BUSINESS OF OUR CLIENTS IS SUBJECT TO GOVERNMENT REGULATION AND CHANGES IN REGULATION.

     Our current and prospective clients, which primarily consist of credit bureaus, credit card processors, state and federally chartered banks, savings and loan associations, credit unions, consumer finance companies, other consumer lenders and insurers, as well as customers in the industries that we may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While we may not be directly subject to such regulations, our products and services must be designed to work within the extensive and evolving regulatory constraints in which our clients operate and to meet our client expectations with respect to handling data in conformity with applicable data protection laws. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act and the Financial Services Modernization Act of 1999.

     In September 1997, amendments to the federal Fair Credit Reporting Act became law that expressly permits the use of credit bureau data to prescreen consumers for offers of credit and insurance and allows affiliated companies to share consumer information with each other subject to certain conditions. These amendments impose a seven-year moratorium on new state legislation on certain issues; however, score disclosure regulation by states is not pre-empted under this legislation and the states remain free to regulate the use of credit bureau data in connection with insurance underwriting.

     On September 30, 2000, the Score Disclosure Statute was signed into law in California and is the first legislation to require the disclosure of credit risk scores. The Score Disclosure Statute became effective July 1, 2001, and imposes significant new requirements on credit reporting agencies and residential mortgage creditors and brokers to disclose credit risk scores. In addition, there is a federal score disclosure bill pending, and other states may follow California's lead and pass score disclosure legislation. In March 2001, we launched, with Equifax, ScorePower(TM), an online score delivery service to consumers that delivers our FICO(R) credit risk score, with an explanation of the score, how it is derived, and steps consumers can take to actively maintain or improve their score over time.

     We believe enacted or proposed state regulation of the insurance industry has had some detrimental impact on our efforts to sell insurance risk scores through credit reporting agencies. For example, in California there is a draft of proposed regulation which would, if adopted, prohibit use of any credit information in the issuance, renewal, and cancellation of policies covering private passenger automobiles. An example of proposed legislation includes a Connecticut bill that will not allow use of bankruptcies, foreclosures, and liens in a model used in insurance underwriting.

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

OUR OPERATIONS OUTSIDE THE UNITED STATES SUBJECT US TO UNIQUE RISKS THAT MAY HARM OUR RESULTS OF OPERATIONS.

     A growing portion of our revenues is derived from international sales. During the last fiscal year and the first nine months of fiscal 2001, we received approximately 19% of our revenues from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control. These factors include:

     *    The general economic conditions in each country
     *    Incongruent tax structures
     *    Difficulty in managing an organization spread over various countries
     *    Compliance with a variety of foreign laws and regulations
     *    Import and export licensing requirements
     *    Trade restrictions and tariffs
     *    Longer payment cycles and
     *    Volatile exchange rates for foreign currencies

     There can be no assurance that we will be able to successfully address each of these challenges in the near term. Some of our business is conducted in currencies other than the US dollar. Foreign currency translation gains and losses are not currently material to our financial position, results of operations or cash flows. An increase in our foreign revenues could subject us to increased foreign currency translation risks in the future. We have found it to be impractical to hedge all foreign currencies in which we conduct business.

IF WE DO NOT RECRUIT  AND RETAIN  QUALIFIED  PERSONNEL,  OUR  BUSINESS  COULD BE
HARMED.

     Our continued growth and success depend, to a significant extent, on the continued service of our senior management and other highly qualified key research, development, sales and marketing personnel and the hiring of new qualified personnel. Competition for highly skilled business, product development, technical and other personnel is intense. There can be no assurance that we will be successful in continually recruiting new personnel and in retaining existing personnel. In general, we do not have long-term employment or non-competition agreements with our employees. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could harm our continued growth.

WE RELY UPON OUR PROPRIETARY TECHNOLOGY RIGHTS AND IF WE ARE UNABLE TO PROTECT THEM, OUR BUSINESS COULD BE HARMED.

     Because the protection of our proprietary technology is limited, our proprietary technology could be used by others without our consent. Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have approximately eighteen (18) patent applications filed and no issued patents to date. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

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

SECURITY IS IMPORTANT TO OUR BUSINESS, AND BREACHES OF SECURITY, OR THE PERCEPTION THAT E-COMMERCE IS NOT SECURE COULD HARM OUR BUSINESS.

     Internet-based, business-to-business electronic commerce requires the secure transmission of confidential information over public networks. Security breaches of networks on which netsourced products are used or well- publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the technology we use to protect content and transactions on the networks on which the netsourced products and the proprietary information in our databases are accessed. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by such breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

WE ARE DEPENDENT UPON MAJOR CONTRACTS WITH CREDIT BUREAUS.

     A substantial portion of our revenues is derived from contracts with the three major credit bureaus with usual terms of five years or less. In the first nine months of fiscal 2001, these contracts accounted for approximately 37% of our revenues and in the first nine months of fiscal 2000, accounted for approximately 38% of our revenues. If we are unable to renew any of these contracts on the same or similar terms with one or more of these credit bureaus, our revenues and results of operations may be harmed.

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

BOOKINGS INCLUDE REVENUES EXPECTED TO BE DERIVED OVER THE LIFE OF THE CONTRACTS IN EXCESS OF CONTRACTUAL MINIMUMS.

     In our press release dated July 26, 2001 announcing financial results for the third fiscal quarter ended June 30, 2001, bookings of $132.0 million were reported by the Company. We define bookings as revenue recorded in the current quarter which has not been recognized as a booking in a previous period, plus the aggregate amount of future revenues expected to be derived by the Company over the life of contracts entered into during the reported quarter. Bookings are not limited to contractual minimums.

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

     The   following   table   presents  the   principal   amounts  and  related
weighted-average yields for our fixed rate investment portfolio at June 30, 2001:

                                               Cost         Carrying     Average
                                               Basis        Amounts       Yield
                                              --------      --------      ----
Cash and cash equivalents:
  Money market funds                          $  9,494      $  9,494      4.20%

Short-term investments:
  US government obligations                     11,925        11,987      4.10%

Long-term investments:
  US government obligations                     84,025        84,032      5.18%
                                              --------      --------      ----

      Total                                   $105,444      $105,513
                                              ========      ========

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 7, 2001, the Company's Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of August 21, 2001. Each Right, when exercisable, will entitle the holder to purchase from the Company one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $240.00 (the "Purchase Price"), subject to antidilution adjustments.

     In general, if a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, then each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of Common Stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the Purchase Price. In addition, if following the announcement of the existence of an Acquiring Person the Company is involved in a business combination or sale of 50% or more of its assets or earning power, each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the Purchase Price. When the foregoing rights arise, any Rights owned by an Acquiring Person will immediately become void. The Board of Directors will also have the right, after there is an Acquiring Person, to cause each Right (except those that have become void) to be exchanged for Common Stock or substitute consideration.

     The Company may redeem the Rights at a price of $0.001 per Right before the existence of an Acquiring Person is announced. The Rights expire on August 9, 2011.

     This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as an exhibit to the Company's Registration Statement on Form 8-A filed on August 10, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

     Not Applicable.

(b)  REPORTS ON FORM 8-K:

     A Form 8-K was filed during the quarter ended June 30, 2001. The report on Form 8-K was filed to report receipt of a letter dated April 23, 2001 from Robert D. Sanderson, one of the Company's directors, in which he resigned from the Company's Board of Directors effective April 23, 2001 and stated his disagreement with a proposal that the Company's Board of Directors grant Thomas G. Grudnowski, the Company's Chief Executive Officer, the option to purchase 50,000 shares of Company's common stock outside of Company's 1992 Long-term Incentive Plan.

     A second report on Form 8-K was filed after the quarter ended June 30, 2001 to report that the Company's Board of Directors has adopted a Stockholder Rights Plan as a means to guard against abusive takeover tactics. Under the Rights Plan, rights will be distributed as a dividend at the rate of one right for each share of Fair, Isaac common stock, held by stockholders of record as of the close of business on August 21, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FAIR, ISAAC AND COMPANY, INCORPORATED

DATE: August 13, 2001

                                        By /s/ Henk J. Evenhuis
                                           -------------------------------------
                                           Henk J. Evenhuis
                                           Vice President, Finance and Chief
                                           Financial Officer