Form 10-K
period 2001-09-30
FAIR ISAAC & COMPANY INC
filed 2001-12-28
CIK 814547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-K

         (Mark One)

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the fiscal year ended September 30, 2001

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

Common Stock, $0.01 par value per share         New York Stock Exchange, Inc.
Preferred Stock Purchase Rights                 New York Stock Exchange, Inc.
         (Title of Class)                       (Name of each exchange on which
                                                         registered)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of November 30, 2001 the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was $829,492,495 based on the last transaction price as reported on the New York Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of common stock outstanding on November 30, 2001 was 22,809,408 (excluding 942,512 shares held by the Company as treasury stock).

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 5, 2002.

                                TABLE OF CONTENTS

PART I

ITEM 1.      Business..........................................................................                3

ITEM 2.      Properties........................................................................               10

ITEM 3.      Legal Proceedings.................................................................               10

ITEM 4.      Submission of Matters to a Vote of the Security Holders...........................               10

EXECUTIVE OFFICERS OF THE REGISTRANT...........................................................               11

PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.............               13

ITEM 6.      Selected Financial Data...........................................................               14

ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..............................................................               15

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk........................               23

ITEM 8.      Financial Statements and Supplementary Data.......................................               24

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.......................................................               46

PART III

ITEM 10.     Directors and Executive Officers of the Registrant................................               47

ITEM 11.     Executive Compensation............................................................               47

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management....................               47

ITEM 13.     Certain Relationships and Related Transactions ...................................               47

PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................               48

SIGNATURES   ..................................................................................               52

Supplemental Information.......................................................................               53

                                       2

                           Forward Looking Statements

     Certain statements contained in this Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the risk factors described in this and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.


                                     PART I

                                ITEM 1. BUSINESS

                                    GENERAL

     Fair, Isaac and Company, Incorporated (NYSE: FIC) (the "Company", which may be referred to as we, us or our) is the preeminent provider of creative analytics that unlock value for people, businesses and industries. Our predictive modeling, decision analysis, intelligence management and decision engine systems power more than 14 billion decisions a year. Founded in 1956, we help thousands of companies in over 60 countries acquire customers more efficiently, increase customer value, reduce risk and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our analytic solutions, as do many insurers, retailers, telecommunications providers and other customer-oriented companies. Through the www.myFICO.com Web site, consumers use our FICO(R) scores, the standard measure of credit risk, to understand and manage their credit risk profile. Our home page on the Internet is at www.fairisaac.com. You can learn more about us by visiting that site. The information on these Web sites is not incorporated by reference into this Report.

     As of October 1, 2000, we reorganized the operating structure of our business into three reportable segments on a worldwide basis. Our segments consist of the following: Global Data Repositories and Processors, Global Financial Services and Other, which are described below. You can find financial information with respect to our segments in Note 12 to the consolidated financial statements.

Note that throughout this 2001 10-K report, we "incorporate by reference" certain information from other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by incorporating by reference. Please refer to such information.

                            OUR PRODUCTS AND SERVICES


         Fair, Isaac helps companies solve business problems related to customer acquisition, customer management and business process management. Our solutions automate and improve business strategies: the sequence of decisions and actions a company takes to improve results. We help our clients:

         o Increase sales and product or service utilization;

         o Increase response to product offers;

         o Increase customer value and loyalty;

         o Reduce credit losses and fraud losses;

         o Manage customer relationships across channels, product lines, and organizational boundaries;

         o Integrate   their  Web  sites   into  their  marketing  and  customer
           management strategies;

         o Reduce operating expenses;

         o Make business  decisions based on a comprehensive  view of customers;
           and

         o Increase   their   return   on   customer   relationship   management
           investments.

     We operate and manage our three worldwide segments, Global Data Repositories and Processors, Global Financial Services and Other, as strategic business units. Products and services marketed by each of our business segments are described below.


Global Data Repositories and Processors

     In fiscal 2001, approximately 51% of our revenues were derived from our Global Data Repositories and Processors products and services. Most of these products and services generate revenues based on usage. The principal products and services offered through our Global Data Repositories and Processors segment include:

o Credit scoring services and insurance bureau scores distributed through major credit bureaus, including our FICO scores sold through the three major credit bureaus in the United States--TransUnion LLC, Experian Information Solutions, Inc. and Equifax Inc.;

o Our credit account management services which are distributed through third-party bankcard processors worldwide;

o    Our ScoreNet(R)services sold directly to credit grantors;

o    Our  PreScore(R)services  sold by us and delivered  through credit bureaus;
     and

o The Score Power(TM) service, offered jointly with Equifax, providing online delivery of FICO scores directly to consumers, along with Equifax credit reports and explanatory information to help consumers manage their credit.

     Credit Scoring Services And Insurance Bureau Scores. Our FICO scores include general risk scores, industry-specific risk scores, bankruptcy scores, revenue scores, and attrition scores. Credit grantors using these services pay the credit bureau based on usage, and the credit bureau shares these usage revenues with us.

     We provide scoring models to each of the three major credit bureaus in the United States--TransUnion, Experian and Equifax--for calculating our proprietary FICO scores. FICO scores are widely used by North American lenders managing credit cards, installment loans, mortgage loans and other products. Customers of the credit bureaus use the FICO scores derived from these models to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts.

     In fiscal 2001 we introduced our new U.S. credit bureau product, NextGen credit bureau risk scores, at Experian, making them available at all three major credit bureaus. The NextGen risk scores are risk assessment tools designed to rank-order consumer applicants, prospects and customers according to the likelihood of future default on credit obligations. NextGen risk scores provide a more refined risk assessment making them an alternative to the classic FICO risk scores. By using the NextGen risk scores, credit grantors in many industries are able to more accurately and confidently design strategies for prospects, applicants, and customers across the entire risk spectrum.

     We have also developed scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as our FICO risk scores but are designed to predict claim frequency or applicant profitability for automobile or homeowners' coverage. Our insurance scores are available through TransUnion, Experian, Equifax and Choicepoint, Inc.

     Account Management Services at Credit Card Processors. We also provide account management products and services through First Data Resources, Inc.
(FDR) and Total System Services, Inc. (TSYS), the two largest third-party credit card processors in the United States. FDR and TSYS provide processing and related services to financial institutions issuing credit cards and debit cards and to issuers of private label cards. Our adaptive control system is recognized as the "industry standard" by North American lenders in managing their credit card accounts. Customers of the credit card processors can use the adaptive control system products and services to reduce losses, increase profitability, and improve customer service on their existing accounts. The adaptive control system product offerings include behavior scoring, automated decision strategy software, and a consulting service to help our clients enhance the value of their customer relationships. Customers using our adaptive control system pay the processors based on usage, and we share in these usage revenues.

     PreScore Services. Our PreScore Service offered through credit bureaus combines a license to use the technology that generates certain of our FICO scores for prescreening solicitation candidates with tracking and our consulting services. The service is generally priced on a usage basis and may include time-based pricing for consulting. Clients of the service receive FICO scores from a credit bureau or bureaus but pay us directly for the FICO scores.

     ScoreNet Services. Our ScoreNet Service allows credit grantors to obtain our credit bureau scores and related data on their existing accounts on a regular basis and in a format convenient for use in their account management system or for integration with the services of a credit card processor. We obtain the data from the credit bureaus selected by each subscriber and deliver it to the subscriber in a format compatible with the subscriber's account management system.

     Score Power Online FICO Score Delivery Service. In March 2001 we launched the Score Power service jointly with Equifax. The Score Power service is the online credit score delivery service for consumers that delivers Fair, Isaac's FICO credit risk score. Consumers also receive their Equifax Credit Profile(TM) (on which the FICO score is based) and a personalized analysis of the score that includes suggestions for improving and maintaining it. This service represents a nationwide first, providing consumers immediate, on-demand access to FICO scores via the Internet. Our goal is to become the preeminent provider of online consumer tools for managing personal credit.


Global Financial Services

     Our Global Financial Services business segment serves our direct clients in banking, credit and personal lines insurance worldwide. The principal products and services offered to these clients directly by Fair, Isaac include:

o        Fair, Isaac MarketSmart Decision System(R)("MarketSmart") products;

o        StrategyWare(R)decision engine for credit account origination;

o        TRIAD(TM)adaptive control systems for credit account management;

o        Fair, Isaac Decision System(TM) products; and

o        Strategy Science service.

     Global Financial Services products are sold under a combination of fixed-fee and usage-based pricing. MarketSmart and ClickPremium are sold on a usage basis and the TRIAD and StrategyWare products are generally sold to single users on a fixed-price basis. CLSO may be sold on a usage or fixed priced basis, or a combination of these.

     Fair, Isaac MarketSmart Decision System. Our MarketSmart Decision System is a multi-channel, Web-enabled marketing solution with campaign management, data warehousing, analytic and other capabilities. It helps financial institutions, retailers and telecommunications companies determine where, when and how to interact with their prospects and customers to build stronger relationships.

     StrategyWare Decision Engine. Our StrategyWare product is a comprehensive and flexible decision strategy management software system that processes decision requests by applying user-defined decision strategies and generates decision responses with respect to processing applications for new credit accounts.

     TRIAD Adaptive Control System. Our TRIAD product is an adaptive control system for account and customer management composed of behavior scoring models, software, and account management strategies which address one or more aspects of the management of a consumer credit or similar portfolio. TRIAD is used in various markets including credit card, debit card, revolving credit, installment lending, mail order, and retail, among others. We generally provide TRIAD for customers with multi-year software maintenance, strategy design and evaluation, and consulting services.

     Fair, Isaac Decision System. Our Fair, Isaac Decision System allows Fair, Isaac, its clients or partners to design and implement analytically-driven strategies that can be executed in real time to consistently and automatically make decisions that lead to improved business performance, such as improving account management decisions on credit limit increase, customer pre-approval, and collection strategy implementation.

     Strategy Science Services. Strategy Science is our new line of existing and anticipated product offerings for optimizing business strategy design. Strategy Science brings an empirical approach to business strategy design through the use of decision models and optimization technology that map mathematical relationships between hundreds of variables that influence desired business outcomes. In the third quarter of fiscal 2001, we introduced the first offering in this product line, our Credit Line Strategy Optimization(TM) (CLSO) service. CLSO helps credit card issuers improve account profitability through optimal credit line assignments. In November 2001 we introduced the second offering in this product line, Customer Acquisition Strategy Optimization service, designed to assist credit card issuers in customer acquisition efforts.

Other

     This segment includes our smaller business units, which are focused on various offering types or vertical markets. All of these units have global responsibility for the solutions they market. The principal products and services marketed by units included in the Other segment are:

o        Custom Analytics offerings;

o        LiquidCredit(R)services;

o        Retail market offerings; and

o        Telecommunications product offerings.

     Products and services in the Other segment are priced in various ways. Products developed specifically for a single user, such as our custom application and behavior scoring models (also known as "analytic products," "scorecards" or "models"), are generally sold on a fixed-price basis. Software systems usually also have a component of ongoing maintenance revenue, and LiquidCredit systems are sold under time or volume-based pricing arrangements. MarketSmart products, marketed to retail and telecommunications clients, are sold on a usage basis.

     Custom Analytics. Custom analytic products include our custom models, custom software and related consulting projects which are sold directly to credit grantors and other businesses. These products are used for screening lists of prospective customers, evaluating applicants for credit or insurance and managing existing credit accounts.

     LiquidCredit Service. LiquidCredit is a Web-based credit decisioning service that enables click-and-mortar financial institutions, Internet financing marketplaces and Web-based retailers to offer immediate credit to consumers and small businesses at the point of contact. The LiquidCredit line has three solutions:

     o LiquidCredit application engine allows traditional Web-enabled credit grantors to make instant credit decisions by providing complete credit application processing capabilities for consumer and small business credit products.

     o LiquidCredit decision engine provides e-tailers, click-and-mortar financial institutions and retailers with the ability to determine the right product or products for a credit applicant based on that credit grantor's product matching and decisioning criteria, so the applicant receives a tailored selection of credit offers from the credit grantor.

     o LiquidCredit broker engine delivers to Internet brokers and e-marketmakers a tool that sits behind their own Web sites and matches scored applicants to credit grantors' criteria, to present applicants with a variety of credit options within minutes. Applicants receive a list of credit offers with multiple terms, while participating lenders receive exposure to additional borrowers.

     Retail. Retail products include Fair, Isaac MarketSmart Decision System, as well as data processing, database management services, Internet delivery services, and custom analytics. These products are offered to retailers, catalogers and manufacturers selling directly to consumers. Credit account management solutions are offered to those merchandisers and catalogers that have proprietary credit card programs or otherwise offer the direct financing of merchandise  to their  customers.  Fair,  Isaac  also  offers  its  Fair,  Isaac
MarketSmart Decision System solution, as well as the Fair, Isaac Decision System, in the pharmaceuticals market to enable manufactures to manage their increasing sophisticated DTC (direct to customer) marketing and patient education programs. Our solutions are generally sold on a fixed price plus maintenance basis; Fair, Isaac MarketSmart Decision System is sold on a usage basis.

     Telecommunications. Telecommunications offerings include end user product solutions such as analytics, Decision System, and TRIAD. The associated netsourced solution offerings are TelAdaptive and Fair, Isaac MarketSmart Decision System for telecommunications. Our TelAdaptive solution is a Web-delivered account management solution designed for collection of delinquent accounts in the telecommunications service industry. The fundamental component of TelAdaptive is TRIAD and is complemented with a sophisticated analytical data warehouse.

                                   CONSULTING

      Consulting services are offered to our clients in the financial services, insurance, retail and communications markets through our same three business segments--Global Data Repositories and Processors, Global Financial Services and Other. We generate revenues from analytics, custom applications, data warehousing, integration, and risk management consulting services. We undertake consulting engagements primarily with companies that are users of our analytics, software and netsourced solutions, and with companies deemed to be attractive prospective clients for those solutions. Consulting services include advising clients on how to develop and implement sound analytic solutions, providing expert analysis of model development and assisting with successful implementation or repositioning of predictive modeling within the business for greater effectiveness.

                                  INTERNATIONAL

     Our operations outside the United States are conducted primarily through our subsidiaries, distributors and through distribution channel partners, and are organized under the same business segments, Global Data Repositories and Processors, Global Financial Services and Other, described above.

     We have offices throughout the world to deliver products and services that cover our core competencies in analytics, software and consulting. Our foreign offices are primarily sales and customer service offices acting as agents on behalf of the U. S. production operations. The information set forth under the caption "Segment Information" in Note 12 to the Consolidated Financial Statements is incorporated herein by reference. Net identifiable assets, capital expenditures and depreciation associated with foreign offices are not material.

     Revenues derived from clients outside the United States were $60.0 million in fiscal 2001, $57.1 million in fiscal 2000 and $41.5 million in fiscal 1999. In fiscal 1999, 2000 and 2001, the Canadian and European markets collectively generated over half of our international revenues. Currently the principal products marketed internationally are custom analytics, TRIAD, StrategyWare and scoring models for account origination and account management. As noted above, we establish and maintain alliance relationships through which our products, chiefly scores and account management services are sold. These include third-party credit card processors and credit bureaus.

                              MARKETS AND CUSTOMERS

     We serve clients in multiple industries, including financial services, insurance, retail, telecommunications and pharmaceuticals. We have more than 1,000 end-users of our products who purchase directly from us. These include about 75 of the 100 largest banks in the United States; several of the largest banks in Canada; approximately 40 banks in the United Kingdom; over 300 insurers; more than 70 retailers; seven oil companies; major travel and entertainment card companies; and more than 40 finance companies. The scoring, application processing and account management services offered through credit bureaus and third-party processors extend usage of our technology to smaller credit issuers.

     We market our services to a wide variety of businesses engaged in direct marketing. These include banks, insurance companies and retailers, among others. Most of our Global Financial Services product revenues come from direct sales to the end user of our services, but in some cases we act as a subcontractor to others managing a particular project for the end user. We market our consumer services to an estimated 190 million U.S. consumers whose credit relationships are reported to the three major credit bureaus.

     In fiscal 2001, TransUnion accounted for approximately 9% of our revenues; Equifax, approximately 11%; and Experian, approximately 8%. In fiscal 2000, TransUnion, Equifax, and Experian accounted for approximately 12%, 10% and 7% of revenues, respectively.

     The United Kingdom and Canada are our largest market segments outside the United States. Mexico, South Africa, a number of countries in South America and almost all of the Western European countries are represented in our user base. We have delivered products to users in approximately 60 countries.

     We are actively pursuing new users and markets for our products. We enjoy good relations with the majority of our clients and a substantial portion of our revenues is derived from repeat clients.

                                   COMPETITION

     Our competitors include scoring model builders, providers of credit reports and credit scores, providers of automated application processing services, data vendors, neural network developers and artificial intelligence system builders. In-house analytic and systems developers are also a significant source of competition for our products and services. We believe that none of our competitors offer the same mix of products as we do, or have the same expertise in predictive analytics. However certain competitors may have larger shares of particular geographic or product markets.

     We compete with both outside suppliers and in-house computer systems departments for scoring business. Major competitors among outside suppliers of scoring models include the three major credit bureaus. In the consumer market we compete with companies that provide consumers with their credit reports, credit scores other than FICO scores, and related monitoring and score analysis services. Homestore.com, Inc. offers such services through several consumer Web sites it maintains, including iPlace.com, consumerinfo.com, and Qspace.com. Experian and TransUnion offer similar services through their Web sites. In addition to offering similar services, TrueLink, Inc. provides a consolidated credit report representing information from all three national credit reporting agencies. Only Fair, Isaac and Equifax offer consumers access to their FICO scores and associated services. FICO scores are used by the overwhelming majority of financial institutions to make the credit decisions that impact consumers and we believe that this provides us an advantage over our competition in this market.

       Both American Management Systems, Incorporated ("AMS") and Experian offer products intended to perform some of the same functions as our TRIAD, StrategyWare and LiquidCredit products and services. We believe that our customers using these systems, in both custom end-user form and through third-party processors, significantly outnumber users of the competing AMS and Experian products. We believe that the principal factors affecting competition in the market for LiquidCredit are the same as those affecting scoring models, together with experience in developing computer software products. Competitors in this area include outside computer service providers and in-house computer systems departments. There are regional risk management, marketing, systems integration, and data warehousing competitors that have recently emerged for consulting services comparable to ours, but we believe that few offer the comprehensive business and technical expertise found within our consulting offerings.

     Several companies provide data processing and database management services in competition with our MarketSmart products, some of which are larger than us. We believe the market for such services will continue to expand rapidly for the foreseeable future. Competition in this area is based on price, service, and, in some cases, the ability of the processor to perform specialized tasks. Principal competitors in this area are Acxiom Corporation and Harte-Hanks Inc.

                        PRODUCT PROTECTION AND TRADEMARKS

     We have generally relied upon the laws protecting trade secrets and upon contractual non-disclosure safeguards and restrictions on transferability in our client agreements to protect our software and proprietary interests in our product methodology and know-how. We retain title to, and protect the suite of models and software used to develop scoring models, as a trade secret. We also claim copyright protection for certain proprietary software and documentation. In addition, we are seeking to protect certain of our technologies through the filing of patent applications due to favorable developments in the past few years in the case law and Patent and Trademark Office Guidelines for patentability of software, models and "methods of doing business." We do not otherwise have patent protection for our proprietary software.

     Despite our precautions, it may be possible for competitors or users to copy or reproduce aspects of our software or to obtain information that we regard as trade secrets. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United
States. Patents and other protections for our intellectual property are important, but we believe our success and growth will depend principally on such factors as the knowledge, ability, experience and creative skills of our personnel, new products, frequent product enhancements, and name recognition.

     We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services.

                            RESEARCH AND DEVELOPMENT

     At present we are concentrating our efforts on both new versions and next generations of our decision engines, data management and analytics, and cutting-edge work on Strategy Science optimization. In addition, we have ongoing projects for improving our fundamental knowledge in the areas of both predictive and decision technology.

     We will continue to invest in research and product development that is market-oriented and supports our focus areas. We believe that timely development of new products and enhancements to our existing products is essential to maintain our leadership position in our market and to address the increasingly sophisticated needs of our clients. We anticipate that certain new products and services will be developed internally but we have and may, based on timing and cost considerations, acquire or license technology or software from third parties when appropriate. The information set forth in the line entitled "Research and development" in the Consolidated Statement of Income and the information set forth under the caption "Software costs" in Note 1 to the Consolidated Financial Statements is incorporated herein by reference.

                                    PERSONNEL

     As of September 30, 2001, we employed 1,470 persons worldwide. Of these, 606 full-time employees were located in our San Rafael offices and 516 full-time employees in our offices in Arden Hills, Minnesota. None of our employees are covered by a collective bargaining agreement and no work stoppages have been experienced.

     Information regarding our officers is included in "Executive Officers of The Registrant" at the end of Part I of this report.

                               ITEM 2. PROPERTIES

     Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal office is located in San Rafael, California, approximately 15 miles north of San Francisco. We lease approximately 270,000 square feet of office space in four buildings at that location under leases expiring in 2011 or later. We also lease approximately 5,000 square feet of warehouse space in San Rafael for hardware operations and for storage under month-to-month leases and have a 2,400 square foot telecommute center in Petaluma, California.

     Our leased properties also include

     o Approximately 167,000 square feet of office and data processing space in four buildings in Arden Hills, Minnesota, under leases expiring in 2005 or later.

     o An aggregate of approximately 135,000 square feet of office space in Baltimore, Maryland; Emeryville, California; Wilmington, Delaware; New York City, New York; Atlanta, Georgia; Chicago, Illinois; Brookings, South Dakota; Shoreview, Minnesota; Toronto, Ontario; Birmingham, England; Tokyo, Japan; Paris, France; Sao Paulo, Brazil; Johannesburg, South Africa; Madrid, Spain; Vienna, Austria; and Wiesbaden, Germany.

     See Notes 4 and 11 in the Consolidated Financial Statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

                           ITEM 3. LEGAL PROCEEDINGS

     We are currently party to various legal proceedings arising in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any of these proceedings or claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers as of December 10, 2001 were as follows:

                 Name                                 Positions Held                                   Age
                 ----                                 --------------                                   ---
         Thomas G. Grudnowski               President and Chief Executive Officer                      51
                                            since joining the Company in December
                                            1999. Became a Director of the Company
                                            in December 1999. Partner at Andersen
                                            Consulting from 1983-1999. Joined
                                            Andersen Consulting in 1972.

         Chad L. Becker                     Vice President, Global Financial Services                  33
                                            since October 2000. Since joining the Company
                                            in 1991, held various senior and executive
                                             positions in the Company.

         Jonathan R. Bond                   Vice President and Controller since joining                52
                                            the Company in May 2000. Chief Financial
                                            Officer of Altitude Software from August
                                            1999 to May 2000. Chief Financial Officer
                                            of Versata from March 1999 to August 1999.
                                            Chief Financial Officer of Intrepid Systems
                                            from September 1996 to December 1998.

         Douglas O. Clare                   Vice President, Global Retail since October                34
                                            2000. Joined the Company (DynaMark) in
                                            1987 and was first named an officer in
                                            February 2000.

         Richard S. Deal                    Vice President, Human Resources since                      34
                                            joining the Company in January 2001.
                                            Top HR role at Arcadia Financial, Ltd.
                                            from 1998 to 2001. Managed HR function
                                            for corporate trust and mortgage business
                                            at U.S. Bancorp from 1993 to 1998.

         Eric J. Educate                    Vice President, Worldwide Sales since July                 49
                                            2000. Vice President of Global Sales for
                                            Imation Corporation, 1999-2000. Key sales
                                            executive at EMC Corporation, 1997-1999.
                                            Silicon Graphics, 1987-1997.

         Henk J. Evenhuis                   Vice President and Chief Financial Officer                 58
                                            since joining the Company in October 1999.
                                            Executive Vice President and Chief Financial
                                            Officer of Lam Research Corporation 1987-
                                            1998.

         Andrea M. Fike                     Vice President and General Counsel since                   41
                                            February 2001. Senior Counsel from October
                                            1999 to February 2001. Partner at Faegre &
                                            Benson, LLP since January 1998. Associate
                                            at Faegre & Benson from 1989 to 1998.

         Michael A. Gandolfo                Vice President, Global Telecom since joining               43
                                            the Company in April 2000. Associate
                                            Partner at Andersen  Consulting from
                                            1999 to 2000 and Worldwide  Business
                                            Development  Director  from  1996 to
                                            1999.



         Raffi M. Kassarjian                Vice President and General Manager, Liquid                 34
                                            Credit since joining the Company in October
                                            1999. Senior Manager at Andersen Consulting
                                            from 1997-1999. Joined Andersen Consulting
                                            in 1995.

         W. Thomas McEnery                  Vice President, Strategic Marketing since                  39
                                            joining the Company in 2001. Group Director
                                            at Fallon Worldwide from 1993 to 2001.

         Daniel J. Mulvaney                 Vice President, Business Operations since                  41
                                            joining the Company in October 2001.
                                            President and CEO, Mulvaney & Associates
                                            from January through October 2001. COO,
                                            North American Heritage Brands, Inc. in 2000.
                                            CFO, Space Center, Inc. from 1994 to 1999.

         Mark P. Pautsch                    Vice President and Chief Information Officer               45
                                            since August 2000. Managing Partner for the
                                            CIO Technology Services Organization of
                                            Andersen Consulting.  21 years at Anderson
                                            Consulting.

         Larry E. Rosenberger               Vice President, Research & Development/                    55
                                            Analytics since December 1999. President
                                            and Chief Executive Officer from March
                                            1991 to December 1999. First named an
                                            officer in 1983. A Director from 1983-1999.
                                            Joined the Company in 1974.


         Steven A. Sjoblad                  Vice President, Corporate Development since                52
                                            joining the Company in May, 2001. Managing
                                            Director and President of Fallon McElligott
                                            from 1981 to 2001.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the New York Stock Exchange as of May 6, 1996, under the symbol: FIC. Prior to that date, it was traded over-the-counter on the NASDAQ Stock Market under the symbol: FICI. According to records of our transfer agent, at November 30, 2001, we had 432 shareholders of record of our common stock.

     The high and low sales prices for our stock, based on the last sale, for each full quarterly period within the two most recent fiscal years as reported on the New York Stock Exchange are:

Fiscal 2000
                                                        High          Low
                                                        ----          ---
October 1 - December 31, 1999                          $55.63        $28.00
January 1 - March 31, 2000                             $55.38        $38.00
April 1 - June 30, 2000                                $46.13        $36.56
July 1 - September 30, 2000                            $51.13        $39.81


Fiscal 2001
                                                        High          Low
                                                        ----          ---
October 1 - December 31, 2000                          $51.00        $38.19
January 1 - March 31, 2001                             $65.55        $46.00
April 1 - June 30, 2001                                $77.00        $51.30
July 1 - September 30, 2001                            $69.90        $46.40

Dividends

     We paid quarterly dividends of 2 cents per share or 8 cents per year during the 1999, 2000 and 2001 fiscal years. There are no current plans to change the amount of the cash dividends. On June 4, 2001, the Company effected a three-for-two common stock dividend. Unless specifically noted, all stock numbers in this Form 10-K report reflect this stock dividend.

                                         ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)
Fiscal years ended September 30,                    2001            2000          1999           1998            1997
--------------------------------------------- ------------- -------------- -------------- --------------- --------------
Revenues                                          $329,148       $298,630       $277,041        $245,545       $199,009
Income from operations                              72,107         44,614         46,375          40,432         37,756
Income before income taxes                          76,853         47,070         50,600          42,105         35,546
Net income                                          46,112         27,631         29,980          24,327         20,686
Earnings per share:
     Diluted                                         $2.00          $1.26          $1.39           $1.12          $0.97
     Basic                                           $2.10          $1.29          $1.42           $1.18          $1.03
Dividends per share                                   $.08          $ .08          $ .08           $ .08          $ .08


At September 30,                                      2001           2000           1999            1998           1997
--------------------------------------------- ------------- -------------- -------------- --------------- --------------

Working capital                                   $ 94,624       $100,694       $ 55,885        $ 54,852       $ 47,727
Total assets                                       317,013        241,288        210,353         189,614        145,228
Long-term capital lease obligations                     --             --            364             789          1,183
Stockholders' equity                               271,772        199,001        156,499         133,451        103,189

         Due to certain  reclassification  of foreign  exchange  gain  (loss) in
fiscal  2001,   revenues  of  prior  years  are  restated  to  conform  to  2001 classification.

         In May 2001, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend with cash payment in lieu of fractional shares, payable on June 4, 2001 to holders of common stock of the Company on record at the close of business on May 14, 2001. All share and earnings per share amounts are restated.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

Revenues

     Our reportable business segments consist of three segments on a worldwide basis: Global Data Repositories and Processors, Global Financial Services and Other. Comparative segment revenues, operating income, and related financial information in fiscal 2001, 2000 and 1999 are set forth in Note 12 to the Consolidated Financial Statements.

     The following  table displays (a) the percentage of revenues by segment and
(b) the percentage change in revenues from the prior fiscal year for the fiscal periods indicated. Prior year information has been reclassified to conform to the current year financial presentation for comparability.

                                             Percentage of                       Period-to-Period
                                               Revenues                              Percentage
                                              Years Ended                             Change
                                             September 30,                        2001       2000
                                             ------------                          to         to
                                    2001         2000           1999              2000       1999
                                   ------      ------         -------            ------      -----
   Global Data Repositories
       And Processors                 51%         50%             49%               11%       11%
   Global Financial Services          29%         32%             30%               -         14%
   Other                              20%         18%             21%               26%      (10)%
                                   ------      ------         -------            ------      -----
      Total Revenues                 100%        100%            100%               10%        8%
                                   ======      ======         =======            ======      =====

     The growth in revenues from the Global Data Repositories and Processors segment in fiscal 2001 was primarily due to a strong demand for risk scoring services at the credit bureaus. This growth was fueled in part by increased marketing efforts of credit card issuers, a strong market for mortgage re-financings and revenues from the Score Power service. Increased revenues from services provided through bankcard processors and from our insurance bureau scores at the credit bureaus also contributed to the growth of revenues in this segment in fiscal 2001 compared to fiscal 2000. Similarly, in fiscal 2000 the revenues of the Global Data Repositories segment increased primarily due to a strong demand for risk scoring services at the credit bureaus, increased revenues from services provided through bankcard processors and from our insurance bureau scores at the credit bureaus. These increases were partially offset by decreased revenues derived from the ScoreNet Service in fiscal 2000.

     Revenues derived from alliances with credit bureaus and credit card processors have accounted for most of our revenue growth in the last three years. Revenues from services produced through credit bureaus increased 14% in fiscal 2001, 13% in fiscal 2000 and 14% in fiscal 1999, and accounted for approximately 38% of revenues in fiscal 2001, 37% in fiscal 2000 and 36% in fiscal 1999. Revenues from services provided through bankcard processors also increased in each of these years, primarily due to increases in the number of accounts at each of the major processors.

     While we have been successful in extending or renewing our agreements with credit bureaus and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on revenues and operating margin. In fiscal 2001, revenues generated from our alliances with TransUnion, Equifax, and Experian accounted for approximately 9%, 11% and 7% of revenues, respectively. In fiscal 2000, TransUnion accounted for approximately 12% of our revenues; Equifax, approximately 10%; and Experian, approximately 7%. TransUnion, Equifax, and Experian accounted for approximately 10%, 9% and 7% of revenues, respectively, in fiscal 1999.

      Revenues derived from the Global Financial Services segment in fiscal 2001 were essentially unchanged compared to fiscal 2000. Global Financial Services revenues increased in fiscal 2000 compared with fiscal 1999 due principally to increased sales of StrategyWare products and sales of Fair, Isaac MarketSmart, ClickPremium and Fair, Isaac Decision System products.

     The increase of 26% in the Other segment revenues in fiscal 2001 compared to fiscal 2000 reflected growth in sales of all product categories in this segment. Revenues from the LiquidCredit products grew strongly in 2001, increasing 86%, and were the largest contributor to the overall increase in revenues in this segment. In addition, revenues from Analytics products increased 9%, Retail increased 3% and Telecommunication products increased 20%, compared to fiscal 2000.

The decrease in Other segment revenues from fiscal 1999 to fiscal 2000 was primarily due to the impact of bank consolidations and external marketing forces related to the Year 2000 issue.

     Cutting across all reportable segments, revenues derived from clients outside the United States were $60.0 million in fiscal 2001, $57.1 million in fiscal 2000 and $41.5 million in fiscal 1999. Increases in international revenues in fiscal 2001 reflected growth in sales of products from the Other segment, primarily Retail and Telecommunications products. In fiscal 2000, increases were due primarily to increased sales of software products, including TRIAD, increased usage of credit bureau scores and the number of accounts using our account management services at credit card processors in Europe. Fluctuations in currency exchange rates have not had a significant effect on revenues to date. In October 2001 we initiated a hedging program to reduce our exposure to fluctuations in certain foreign currency translation rates resulting from holding net assets denominated in foreign currencies.

     Revenues from consulting services were 11% of revenues in fiscal 2001 and less than 10% of revenues in each of fiscal 2000 and 1999. Revenues from software maintenance accounted for less than 10% of revenues in each of the three years ended September 30, 2001. We do not expect revenues from software maintenance to exceed 10% of revenues in the foreseeable future.

Costs and Expenses

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Consolidated Statements of Income and Comprehensive Income and (b) the percentage change in the amount of each such line item from the prior fiscal year.

                                               Percentage of              Period-to-period
                                                 revenues                 percentage change
                                        -------------------------------------------------------
                                                Years ended               2001           2000
                                               September 30,               to             to
                                        2001       2000      1999         2000           1999
-----------------------------------------------------------------------------------------------
Revenues                                 100        100       100           10              8
Costs and expenses:
     Cost of revenues                     44         43        38           15             22
     Research and development              9         10        11           (5)           ---
     Sales, general and administrative    24         30        33          (13)            (4)
     Amortization of intangibles           1          1         1          ---             16
     Restructuring charge                 --          1        --         (100)           ---
                                         ---      -----       ---
Total costs and expenses                  78         85        83            1             10
                                       -----      -----     -----
Income from operations                    22         15        17           62             (4)
Other income, net                          1          1         1           93            (42)
                                       -----      -----     -----
Income before income taxes                23         16        18           63             (7)
Provision for income taxes                 9          7         7           58             (6)
                                       -----      -----     -----
Net income                                14          9        11           67             (8)
                                       =====      =====     =====

     Cost of revenues consists primarily of personnel directly involved in creating, installing and supporting revenue products; travel and related overhead costs; costs of computer service bureaus; and our payments made to credit bureaus for scores and for related outside support in connection with the ScoreNet Service.

     Cost of revenues, as a percentage of revenues, increased in each of fiscal 2001 and 2000 over the prior fiscal year. In fiscal 2001, the increase was primarily due to greater operating costs incurred for telecommunications services, planning and compliance functions and software and consulting services related to the North American market. In fiscal 2000, the increase was principally due to costs related to the discontinued Healthcare Receivables Management System (HRMS) line of business; increased revenues coming from Global Financial Services products and services, all of which generally have a lower gross margin than our other products and services; and an increase in personnel costs because of a change in policy for accrued vacation and sick leave.

     Research and development expenses include the personnel and related overhead costs incurred in development, researching mathematical and statistical models and developing software tools that are aimed at improving productivity, profitability and management control.

     Research and development expenses decreased in fiscal 2001 as a percentage of revenues compared to the prior period, due primarily to the redeployment of research and development personnel to support roles for our new products, such as Strategy Science line including Credit Line Strategy Optimization. The decrease in research and development expenses, as a percentage of revenues, in fiscal 2000 was due principally to the redeployment of personnel to focus on increasing netsourced delivery capacity for new software application products.

     Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, business development expenses, and the cost of operating the computer systems. As a percentage of revenues, sales, general and administrative expenses for fiscal 2001 were lower in fiscal 2000, due primarily to reductions in personnel costs, consulting costs, and travel expenses as a result of our cost containment efforts. Sales, general and administrative expenses for fiscal 2000, as a percentage of revenues, was lower in fiscal 1999, due primarily to non-recurring consulting fees related to our reorganization incurred in fiscal 1999.

     We are amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years. Also see Notes 1 and 5 to the Consolidated Financial Statements for additional information.

     In October 1999, the Company announced the discontinuance of its Healthcare Receivables Management System product line, and as a result of exiting this business, recorded a restructuring charge totaling $1,935,000 for the year ended September 30, 2000. The Company further recorded a restructuring charge totaling $988,000 related to a reduction in staff during fiscal year 2000. The Company's restructuring actions were completed under the plan by June 30, 2000, and the combined restructuring charges for fiscal year 2000 totaled $2,923,000, of which $263,000 was related to write-down of operating assets. At September 30, 2000, the Company had an outstanding provision of $385,000 for restructuring charges included under other accrued liabilities. During fiscal year 2001, the Company made cash payments of $221,000 and wrote off operating assets of $164,000, leaving no outstanding provision at September 30, 2001. See Note 7 to the Consolidated Financial Statements for additional information.

Other income, net

     Other income, net consists mainly of interest income from investments, interest expense, exchange rate gains/losses from holding foreign currencies in bank accounts, and other non-operating items. At September 30, 2001, we had approximately $141,000,000 invested in U.S. treasury securities and other interest-bearing instruments. See Note 13 to the Consolidated Financial Statements for additional information.

     Interest income increased 41% in fiscal 2001 compared to fiscal 2000, and increased 31% in fiscal 2000 compared to fiscal 1999. Interest income is derived from the investment of funds in excess of our immediate operating requirements. Interest income increased in both fiscal 2001 and 2000 due to higher average cash balances in interest-bearing accounts and instruments. In fiscal 2001, interest income was partially offset by our share of operating losses in an early stage development company accounted for using the equity method, interest expense and foreign currency losses.

     In fiscal 1998, the Company entered into a lease arrangement to construct an office complex located at Second and Lindaro Streets in downtown San Rafael to accommodate future growth. During fiscal 2000, the Company decided not to build out the site as planned following a five-month study of its options. Under an agreement with the San Rafael City Government, the Company was released from its obligation to occupy buildings on the site, and a real estate development firm agreed to continue with the development of the site. As a result of the transaction concluded in the fourth quarter of fiscal year 2000, the Company recorded a loss of approximately $1.4 million in other income in fiscal 2000.

     In fiscal 1999, we realized a one-time gain of $0.7 million due to the curtailment of our pension plan, as described in Note 8 to the Consolidated Financial Statements, and realized a gain of $483,000 from the sale of marketable securities.

Provision for income taxes

     Our effective tax rate was 40%, 41.3%, and 40.8% in fiscal 2001, 2000 and 1999, respectively. The decrease in fiscal 2001 compared to fiscal 2000 was due primarily to revision of state tax rates to reflect increased activities in states with lower tax rates. The increase to 41.3% in fiscal 2000 compared to fiscal 1999 was due primarily to the increased goodwill amortization in fiscal 2000 resulting from the earnout paid to former stockholders of Credit Risk Management Associates, a consulting company acquired in 1996.

Capital Resources and Liquidity

     Working capital at September 30, 2001, September 30, 2000 and September 30, 1999 was $94,624,000, $100,694,000 and $55,885,000, respectively. The decrease in working capital in fiscal 2001 was due primarily to decreases in cash and cash equivalents, short-term investments, and increases in accrued compensation and employee benefits, the total of which was more than offset by increases in accounts receivable, unbilled work in progress, and prepaid expenses and other current assets. The increase in fiscal 2000 was due primarily to increases in cash and cash equivalents, a higher proportion of investments in short-term investments, a lower accrual for compensation and employee benefits expenses, and increases in accounts receivable and billings in excess of earned revenues.

     Our exposure to collection risks is comprised of the sum of accounts receivable plus unbilled work in progress, less billings in excess of earned revenues. Changes in contract terms and product offerings, along with variations in timing, may cause fluctuations in any or all of these items. Accounts receivable at September 30, 2001 were 24% higher than at September 30, 2000, primarily due to the resolution of usage fees on a large client account in the last quarter of fiscal 2001; unbilled work-in-progress increased by 7%, primarily due to the increase in revenues from Global Data Repositories and Processors; and the total of billings in excess of earned revenue had only minimal change. Comparing fiscal 2000 with 1999, increases in accounts receivable by 15% and increases in billings in excess of earned revenues by 14% were proportional, with minimal change in unbilled work in progress.

     Our primary method for funding operations and growth has been cash flows generated from operations and occasional lease financing. Net operating cash flows in fiscal 2001 increased by $33,887,000 compared to fiscal 2000, primarily due to an increase in net income and non-cash adjustments, partially offset by net working capital changes. Net operating cash flows in fiscal 2000 decreased by $5,832,000 compared to fiscal 1999, primarily due to a decrease in net income, non-cash adjustment for deferred income tax, and net working capital changes, partially offset by an increase in non-cash adjustments for depreciation.

     The $70,541,000 increase of net cash used in investing activities during fiscal 2001 primarily reflected increased purchases of marketable securities and a moderate increase in purchase of property and equipment. The $2,092,000 increase in investment activities spending during fiscal 2000 compared to 1999 was primarily due to the purchase of property and equipment. We expect to continue to invest in capital and other assets to support our growth.

     Our financing activities include principal payments for capital lease obligations, proceeds from stock option exercises, share repurchases under the Board-authorized program described below and dividend payments. The $2,965,000 increase of net cash provided by financing activities in fiscal 2001 was due primarily to increased proceeds from stock option exercises and issuance of treasury stock totaling $34,283,000, partially offset by higher stock repurchases totaling $19,864,000. Net cash provided by financing activities in fiscal 2000 was primarily attributable to proceeds of $11,329,000 received from the exercise of stock options and the issuance of treasury stock partially offset by principal payments for capital lease obligations and cash dividends. The negative cash flows from financing activities in fiscal 1999 were due primarily to stock repurchases and dividends paid, partially offset by proceeds from the exercise of stock options and issuance of treasury stock.

     Future cash flows will continue to be affected by operating results, contractual billing terms and collections, investment decisions and dividend payments, if any. At September 30, 2001, we had no significant capital commitments other than those obligations described in Notes 4 and 11 to the Consolidated Financial Statements.

     On June 4, 2001, the Company effected a three-for-two stock split in the form of a 50% stock dividend, with cash payments in lieu of fractional shares. The cash payments in lieu of fractional shares totaled $49,000. All share amounts have been restated to reflect the retroactive effect of the stock split.

     In fiscal 1999, we initiated a stock  repurchase  program to purchase up to
1.5 million shares of our common stock, to be funded by cash on hand. During fiscal 2001, we repurchased approximately 638,000 shares at a cost of $19.9 million. Since the program was initiated, we have purchased a total of 1,177,500 shares at an aggregate cost of $32.1 million. We expect to continue to evaluate opportunities to repurchase shares under the program.

     In the normal course of business we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may decide to use cash and cash equivalents to fund such activities in the future. We believe that the cash, cash equivalents and short-term investments will be adequate to meet our capital and liquidity needs for both the current fiscal year and the foreseeable future.

European Economic and Monetary Union (EMU)

     Under the European Union's plan for Economic and Monetary Union (EMU), the euro becomes the sole accounting currency of EMU countries on January 1, 2002. The euro initially went into effect on January 1, 1999, and is now in 12 participating countries: Austria, Belgium, Finland, France, Greece, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. In this initial phase the EMU mandated that key financial systems be able to triangulate conversion rates so that any amount booked will be logged and processed simultaneously in both the local currency and euros. We believe that our computer systems and programs are euro-compliant. Our costs associated with compliance were not material and were expensed as they were incurred. We also believe the conversion to the euro will not have a material impact on our consolidated financial results.

Risk Factors

Our revenues are dependent, to a great extent, upon general economic conditions and more particularly, upon conditions in the consumer credit and the financial services industries.

     The majority of our revenues are derived from sales to the consumer credit industry. In addition, during fiscal 2001, approximately 29% of our revenues were derived from products in our Global Financial Services segment. A downturn in the consumer credit industry or the financial services industry caused by increases in interest rates or a tightening of credit, among other factors, could harm our results of operations. The revenue growth and profitability of our business depends on the overall demand for our existing and new products. A softening of demand for our decisioning solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. There can be no assurance that we will be able to effectively promote future revenue growth in our business. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our largest institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management business by cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth. For example, consolidation in the financial services industry could change the demand for our products and services that support our clients' customer acquisitions programs. There can be no assurance that we will be able to effectively promote future revenue growth in our business. In addition, recent terrorist attacks upon the U.S. have added (or exacerbated) economic, political and other uncertainties, which could adversely affect the Company's revenue growth.

Quarterly revenues and operating results have varied significantly in the past and this unpredictability will likely continue in the future.

     Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue for the foreseeable future. Consequently, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. It is possible that in some future period our operating results may fall below the expectations of market analysts and investors, and in this event the market price of our common stock would likely fall. In addition, with the exception of the cost of ScoreNet service data purchased by us, most of our operating expenses are not affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may have a significant impact on operating results. Factors that affect our revenues and operating results include the following:

     o Variability in demand from our existing customers, particularly within our Global Data Repositories and Processor segment;

     o   The lengthy sales cycle of many of our products;

     o Consumer dissatisfaction with, or problems caused by, the performance of our personal credit management products;

     o Our ability to successfully and timely develop, introduce and market new products and product enhancements;

     o The timing of our new product announcements and introductions in comparison with our competitors;

     o   The level of our operating expenses;

     o Changes in competitive conditions in the consumer credit and financial services industries;

     o   Fluctuations in domestic and international economic conditions;

     o   Acquisition-related expenses and charges;

     o   Timing of orders for and deliveries of certain software systems; and

     o   Other factors unique to our product lines.

Our ability to increase our revenues is highly dependent upon the introduction of new products and services and if our products and services are not accepted by the marketplace, our business may be harmed.

     We have a significant share of the available market for our traditional products and services, such as the products and services included in our Global Data Repositories and Processors segment. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, insurance, small business lending, retail, telecommunications and our newest market, personal credit management. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will be harmed.

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

     There can be no assurance that our new products will achieve significant market acceptance or will generate significant revenue. Products that we plan to directly or indirectly market in the future are in various stages of development. We are expanding our technology into a number of new business areas to foster long-term growth, including consumer services and the design of business strategies using our new Strategy Science technology. These areas are relatively new to our product development and sales and marketing personnel. There is no assurance that we will compete effectively or will generate significant revenues in these new areas.

Failure to obtain data from our clients to update and re-develop or to create new models could harm our business.

     Updates of models and development of new and enhanced models depend to a significant extent on availability of statistically relevant data. Such data is usually obtained under agreements with our clients. Refusals by clients to provide such data or to obtain permission of their customers to provide such data, and privacy and data protection restrictions, could result in loss of access to required data. Any interruption of our supply of data could have a material adverse effect on our business, financial condition or results of operations.

Our business and the business of our clients are subject to government regulation and changes in regulation.

     Legislation and governmental regulation inform how our business is conducted. Both our core businesses and our newer consumer initiatives are affected by regulation. In both arenas, significant regulatory areas include: federal and state regulation of consumer report data and consumer reporting agencies, like the Fair Credit Reporting Act (the "FCRA"); regulation designed to insure that lending practices are fair and non-discriminatory, like the Equal Credit Opportunity Act; and privacy law, like provisions of the Financial Services Modernization Act of 1999. A variety of other consumer protection laws affect our business such as federal and state statutes governing the use of the Internet and telemarketing. In addition, many foreign jurisdictions relevant to our business have regulation in one or more of these general areas. For example, in the European Union (EU) the Privacy Directive (Directive 95/46/EC) creates minimum standards for the protection of personal data. In addition, some EU member states have enacted protections, which go beyond the requirements of the Privacy Directive.

     In connection with our core business-to-business activities, these statutes govern our operations directly to some degree. For example, the Financial Services Modernization Act's restrictions on the use and transmittal of nonpublic personal information govern some of our activities. However, governmental regulation has a significant indirect effect on such activities because such regulation influences our clients' expectations and needs vis-a-vis our products and services. Our current and prospective clients' activities are closely governed by the regulations outlined above and by other regulations. For example, our clients include credit bureaus, credit card processors, state and federally chartered banks, savings and loan associations, credit unions, consumer finance companies, and other consumer lenders and insurers, all of which are subject to extensive and complex federal and state regulations, and often international regulations. The products and services we sell to such clients must be appropriately designed to function in these regulated industries. Moreover, industries we may target in the future may also be subject to extensive regulations.

     In connection with our Score Power service, many of the same regulations are pertinent. In this arena, however, our activities are more directly affected by regulation. For example, the Fair Credit Reporting Act governs when and how we may deliver the Score Power service to consumers. The Financial Services Modernization Act of 1999 requires us to make certain disclosure to consumers regarding our collection and use of personal information and grants consumers certain opt out rights. This type of regulation creates risk associated with compliance, such as possible regulatory enforcement action.

     Changes to existing regulation or legislation, or new regulation or legislation, or more restrictive interpretation of existing regulation by enforcement agencies, could harm our business, results of operations and financial condition. Examples of possible regulatory developments that could affect our business include restrictions on the sharing of information by affiliated entities, narrowing of the permitted uses of consumer report data, and mandates to provide credit scores to consumers. The permitted uses of consumer report data in connection with certain customer acquisition efforts are governed primarily by the FCRA. The relevant federal preemption provisions effectively sunset in 2004. Unless extended, the sunset of preemption could lead to greater state regulation, increasing the cost of customer acquisition activity. Such state legislation could cause financial institutions to pursue new strategies, negatively affecting the demand for our existing offerings.

Our operations outside the United States subject us to unique risks that may harm our results of operations.

     A growing portion of our revenues is derived from international sales. During fiscal 2001 and 2000, we received approximately 18% of our revenues from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

     o The general economic and political conditions in countries where we sell our products and services;

     o   Incongruent tax structures;

     o Difficulty in staffing and managing our organization's operations in various countries;

     o   The effects of a variety of foreign laws and regulations;

     o   Import and export licensing requirements;

     o   Longer payment cycles;

     o   Currency  fluctuations and changes in tariffs and other trade barriers;
         and

     o   Difficulties   and  delays  in   translating   products   and   related
         documentation into foreign languages.

     There can be no assurance that we will be able to successfully address each of these challenges in the near term. Some of our business is conducted in currencies other than the U.S. dollar. Foreign currency translation gains and losses are not currently material to our financial position, results of operations or cash flows. Foreign currency translation losses were $532,000 for fiscal 2001 compared to $645,000 in fiscal 2000. An increase in our foreign revenues could subject us to increased foreign currency translation risks in the future.

If we do not recruit and retain qualified personnel, our business could be harmed.

     Our continued growth and success depend, to a significant extent, on the continued service of our senior management and other highly qualified key research, development, sales and marketing personnel and the hiring of new qualified personnel. Competition for highly skilled business, product development, technical and other personnel is intense. There can be no assurance that we will be successful in continually recruiting new personnel and in retaining existing personnel. In general, we do not have long-term employment or non-competition agreements with our employees. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could harm our revenues and results of operations.

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

     With recent developments in the law that permit patenting of business methods, we expect that products in the industry segments in which we compete will increasingly be subject to claims of patent infringement as the number of products and competitors in our industry segments grow and the functionality of products overlaps. Similarly, we expect more software products will be subject to patent infringement claims in light of recent developments in the law that extend the ability to patent software. Regardless of the merits, responding to any such claim made against us could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements on terms unfavorable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be harmed.

Security is important to our business, and breaches of security, or the perception that e-commerce is not secure could harm our business.

     Internet-based, business-to-business electronic commerce requires the secure transmission of confidential information over public networks. Several of our products, including our new personal credit management product, are accessed through the Internet. Consumers using the Internet to access their personal information will demand the secure transmission of such data. Security breaches in connection with the delivery of our products and services, including our netsourced products and Score Power service, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the technology we use to protect content and transactions on the networks on which the netsourced products and the proprietary information in our databases are accessed or on which the Score Power service is made available. Anyone who is able to circumvent our security measures or the security measures of our business partners could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by such breaches. Further, a well-publicized compromise of security could deter people and businesses from using the Internet to conduct transactions that involve transmitting confidential information.

We are dependent upon major contracts with credit bureaus.

     A substantial portion of our revenues is derived from contracts with the three major credit bureaus. These contracts, which normally have a term of five years or less, accounted for approximately 38%, 37% and 36% of our revenues in fiscal 2001, 2000 and 1999, respectively. If we are unable to renew any of these contracts on the same or similar terms, our revenues and results of operations would be harmed.

We may incur risks related to acquisitions or significant investment in businesses.

     As part of our business strategy, we have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that we will pay more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential product liability associated with the sale of the acquired company's products, the potential disruption of our ongoing business, the distraction of management from our business, and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could harm our business, results of operations or financial position, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, and rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

Backlog orders may be cancelled or delayed.

     There is no assurance that backlog will result in revenues. We believe that increased revenue growth in fiscal 2002 and later years will depend to a significant extent on sales of newly developed products.

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

Interest Rate Sensitivity

     We maintain an investment portfolio consisting mainly of income securities with an average maturity of less than five years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We believe that our foreign currency and equity risks are not material.

     The   following   table   presents  the   principal   amounts  and  related
weighted-average yields for our fixed rate investment portfolio at September 30, 2001 and 2000:

                                             September 30, 2001                    September 30, 2000
                                    ------------------------------------- -------------------------------------
                                        Cost        Carrying    Average       Cost        Carrying    Average
   (in thousands)                       Basis       Amounts      Yield       Basis        Amounts      Yield
----------------------------------- ------------- ------------ ---------- ------------  ------------ ----------
Cash and cash equivalents              $ 16,918      $ 16,918    2.87%      $ 35,759      $ 35,759      6.70%

Short-term investments                   13,800        13,800    2.57%        19,109        19,109      6.50%

Long-term investments                   110,709       110,709    3.78%        27,600        27,600      6.40%
                                       --------      --------               --------      --------
                                       $141,427      $141,427    3.55%      $ 82,468      $ 82,468      6.55%
                                       ========      ========               ========      ========


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors and Stockholders
Fair, Isaac and Company, Incorporated

     We have audited the accompanying consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
San Francisco, California
October 24, 2001, except as to note 17, which is as of December 17, 2001

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                            (in thousands, except per share data and number of shares)
Years ended September 30,                               2001           2000           1999
-----------------------------------------------------------------------------------------------------
Revenues                                           $    329,148   $    298,630    $    277,041

Costs and expenses:
     Cost of revenues                                   148,559        128,961         105,564

     Research and development                            28,321         29,817          29,720
     Sales, general and administrative                   78,061         90,215          93,569
     Amortization of intangibles                          2,100          2,100           1,813
     Restructuring charge                                  --            2,923            --
                                                   ------------   ------------    ------------
          Total costs and expenses                      257,041        254,016         230,666
                                                   ------------   ------------    ------------
Income from operations                                   72,107         44,614          46,375
Other income, net                                         4,746          2,456           4,225
                                                   ------------   ------------    ------------
Income before income taxes                               76,853         47,070          50,600
Provision for income taxes                               30,741         19,439          20,620
                                                   ------------   ------------    ------------
Net income                                         $     46,112   $     27,631    $     29,980

                                                   ============   ============    ============

Net Income
                                                         46,112         27,631          29,980
Othercomprehensive  income  (loss),  net of tax:
     Unrealized  gains  (losses) on investments:
           Unrealized holding gains (losses)
           arising during period                          1,954            (84)           (293)
           Less: reclassification adjustment               --             --              (281)
                                                   ------------   ------------    ------------
               Net unrealized gains (losses)              1,954            (84)           (574)
     Foreign currency translation adjustments                63           (389)           (127)
                                                   ------------   ------------    ------------
Other comprehensive income (loss)                         2,017           (473)           (701)
                                                   ------------   ------------    ------------
Comprehensive income                               $     48,129   $     27,158    $     29,279
                                                   ============   ============    ============

Earnings per share:
    Diluted                                        $       2.00   $       1.26    $       1.39
                                                   ============   ============    ============
    Basic                                          $       2.10   $       1.29    $       1.42
                                                   ============   ============    ============

Shares used in computing earnings per share:
    Diluted                                          23,059,000     21,952,000      21,594,000
                                                   ============   ============    ============
    Basic                                            21,986,000     21,390,000      21,109,000
                                                   ============   ============    ============

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                      (in thousands)
September 30,                                                                        2001         2000
--------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                     $  24,608    $  39,506
    Short-term investments                                                           13,800       19,109

    Accounts receivable, net of allowance ($2,514 in 2001 and $1,130 in 2000)        51,619       41,625
    Unbilled work in progress                                                        28,452       26,484
    Prepaid expenses and other current assets                                        10,565        4,769
    Deferred income taxes                                                             5,217        5,719
                                                                                  ---------    ---------
         Total current assets                                                       134,261      137,212
Investments                                                                         116,143       34,502
Property and equipment, net                                                          49,383       48,565
Intangibles, net                                                                      6,530        8,630
Deferred income taxes                                                                 5,504        8,778
Other assets                                                                          5,192        3,601
                                                                                  ---------    ---------
                                                                                  $ 317,013    $ 241,288
                                                                                  =========    =========
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                              $   1,415    $   1,606
    Accrued compensation and employee benefits                                       18,233       15,581
    Other accrued liabilities                                                         9,959        8,863
    Billings in excess of earned revenues                                            10,030       10,104
    Capital lease obligations                                                          --            364
                                                                                  ---------    ---------
         Total current liabilities                                                   39,637       36,518
Long-term liabilities:
    Accrued compensation and employee benefits                                        4,755        4,886
    Other liabilities                                                                   849          883
                                                                                  ---------    ---------
        Total long-term liabilities                                                   5,604        5,769
                                                                                  ---------    ---------
        Total liabilities                                                            45,241       42,287
                                                                                  ---------    ---------

Stockholders' equity:
    Preferred stock ($0.01 par value; 1,000,000 authorized;
        none issued and outstanding)
    Common stock ($0.01 par value; 35,000,000 shares authorized; 23,253,218 and
         22,196,766 shares issued, and  22,637,669 and 21,808,589 shares outstanding at September 30, 2001 and
         2000, respectively)                                                            233          222
     Paid in capital in excess of par value                                          95,875       52,269
     Retained earnings                                                              200,737      155,947
     Less treasury stock, at cost                                                   (26,446)      (8,793)
     Accumulated other comprehensive income (loss)                                    1,373         (644)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 271,772      199,001
                                                                                  ---------    ---------
                                                                                  $ 317,013    $ 241,288
                                                                                  =========    =========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended September 30, 1999, 2000 and 2001                                                 (in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                           Common stock        Paid in                             Accumulated
                                        -------------------  capital in                               other        Total
                                                     Par      excess of    Retained      Treasury  comprehensive stockholders'
                                        Shares      value     par value    earnings       stock    income (loss)   equity
                                        ------    ---------   ---------    ---------    ---------    ---------    ---------
Balance at September 30, 1998           20,973    $     210   $  32,454    $ 100,678    $    (351)   $     530    $ 133,451
Issuance of common stock                    66         --         1,455         --           --           --          1,455
Vesting of restricted stock               --           --            17         --           --           --             17
Exercise of stock options                  416            5       3,203           (2)        --           --          3,206
Tax benefit of exercised
     stock options                        --           --         1,285         --           --           --          1,285
Deferred compensation                     --           --           255         --           --           --            255
Repurchase of company stock               (542)        --          --           --        (12,232)        --        (12,232)
Issuance of treasury stock                  57         --          (382)        --          1,293         --            911
Net income                                --           --          --         29,980         --           --         29,980
Dividends paid                            --           --          --         (1,128)        --           --         (1,128)
Unrealized losses on investments          --           --          --           --           --           (574)        (574)
Cumulative translation adjustments        --           --          --           --           --           (127)        (127)
                                        ------    ---------   ---------    ---------    ---------    ---------    ---------

Balance at September 30, 1999           20,970          215      38,287      129,458      (11,290)        (171)     156,499
Exercise of stock options                  726            7      11,229           (2)        --           --         11,234
Tax benefit of exercised
     stock options                        --           --         1,786         --           --           --          1,786
Deferred compensation                     --           --           870         --           --           --            870
Repurchase of company stock               --           --          --           --            (41)        --            (41)
Issuance of treasury stock                 113         --            97         --          2,538         --          2,635
Net income                                --           --          --         27,631         --           --         27,631
Dividends paid                            --           --          --         (1,140)        --           --         (1,140)
Unrealized losses on investments          --           --          --           --           --            (84)         (84)
Cumulative translation adjustments        --           --          --           --           --           (389)        (389)
                                        ------    ---------   ---------    ---------    ---------    ---------    ---------

Balance at September 30, 2000           21,809          222      52,269      155,947       (8,793)        (644)     199,001
Cash payment in lieu of fractional
     shares                               --           --           (49)        --           --           --            (49)
Exercise of stock options                1,385           11      34,234         --           --           --         34,245
Tax benefit of exercised
     stock options                        --           --         8,449         --           --           --          8,449
Deferred compensation                     --           --           998         --           --           --            998
Repurchase of company stock               (638)        --          --           --        (19,864)        --        (19,864)
Issuance of treasury stock                  82         --           (26)        --          2,211         --          2,185
Net income                                --           --          --         46,112         --           --         46,112
Dividends paid                            --           --          --         (1,322)        --           --         (1,322)
Unrealized gains on investments           --           --          --           --           --          1,954        1,954
Cumulative translation adjustments        --           --          --           --           --             63           63
                                        ------    ---------   ---------    ---------    ---------    ---------    ---------
Balance at September 30, 2001           22,638    $     233   $  95,875    $ 200,737    $ (26,446)   $   1,373    $ 271,772
                                        ======    =========   =========    =========    =========    =========    =========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (in thousands)
For the years ended September 30,                                         2001         2000        1999
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                             $  46,112    $  27,631    $  29,980
Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                                        25,074       21,461       17,431
     Restructuring charge                                                   --          2,923         --
     Gain on sale of  investments                                            (54)        --           (483)
     Deferred compensation                                                   998          870          255
     Deferred income taxes                                                 2,428       (2,487)        (134)
     Tax benefit from exercise of stock options                            8,449        1,786        1,285
     Other                                                                 1,334          376          223
     Changes in operating assets and liabilities:
          Accounts receivable                                             (9,964)      (5,805)       3,024
          Unbilled work in progress                                       (1,968)         375       (4,855)
          Prepaid expenses and other assets                               (7,149)       1,857       (2,407)
          Accounts payable                                                 1,182       (1,707)      (2,883)
          Accrued compensation and employee benefits                       4,668       (6,531)       3,140
          Other accrued liabilities and other liabilities                   (497)      (5,303)      (3,128)
          Billings in excess of earned revenues                              (74)       1,206        1,036
                                                                       ---------    ---------    ---------
                           Net cash provided by operating activities      70,539       36,652       42,484
                                                                       ---------    ---------    ---------
Cash flows from investing activities
Purchases of property and equipment                                      (24,004)     (22,595)     (16,799)
Payments for acquisition of subsidiaries                                    --           --         (1,454)
Purchases of investments                                                (125,169)     (14,432)     (80,319)
Proceeds from sale of investments                                         27,083         --         46,647
Proceeds from maturities of investments                                   23,969        9,447       26,437
                                                                       ---------    ---------    ---------
                           Net cash used in investing activities         (98,121)     (27,580)     (25,488)
                                                                       ---------    ---------    ---------
Cash flows from financing activities
Principal payments of capital lease obligations                             (364)        (429)        (413)
Proceeds from the exercise of stock options and
    issuance of treasury stock                                            34,283       11,329        3,250
Dividends paid                                                            (1,322)      (1,140)      (1,128)
Repurchase of company stock                                              (19,864)         (41)     (12,232)
Cash paid in lieu of stock for stock-split                                   (49)        --           --
                                                                       ---------    ---------    ---------
                           Net cash provided by (used in) financing
                           activities                                     12,684        9,719      (10,523)
                                                                       ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents                         (14,898)      18,791        6,473
Cash and cash equivalents, beginning of year                              39,506       20,715       14,242
                                                                       ---------    ---------    ---------
Cash and cash equivalents, end of year                                 $  24,608    $  39,506    $  20,715
                                                                       =========    =========    =========

See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Business and Summary of Significant Accounting Policies

Nature of business

     Fair, Isaac and Company, Incorporated (the "Company") is incorporated under the laws of the State of Delaware. The Company provides products and services designed to help a variety of businesses use data to make faster, more profitable decisions on their marketing, customers, operations and portfolios. Our products include analytical tools; software that automates strategy design and implementation; and consulting services to help clients use and track the performance of those tools. We provide a range of credit scoring and credit account management services to credit bureaus and credit card processing agencies, as well as data processing and database management services to businesses engaged in direct marketing activities, many of which are in the financial services and insurance industries.

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

Investments

      Investments in US government obligations and marketable equity securities are classified as "available-for-sale" and are carried at market value. Other investments are carried at the lower of cost or net realizable value. Investments with remaining maturities over one year are classified as long-term investments. Realized gains and losses are included in Other income, net. The cost of investments sold is based on the specific identification method.

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

Intangibles

      The intangible assets consisting of goodwill arose principally from business acquisitions and are amortized on a straight-line basis over the periods of expected benefit, which range from 4 to 15 years.

Revenue Recognition

      The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" as modified by SOP 98-9. The Company recognized other non-software revenue in accordance with the guidance provided by SAB 101.

      In most cases, the Company recognizes software license revenue upon delivery, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, collections are probable, and the Company is not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software.

      If the  arrangement  involves (1) development of custom scoring systems or
(2) significant production, customization, or modification of software or services essential to the functionality of the software, the revenue is generally recognized under the percentage-of-completion method of contract accounting. Progress toward completion is generally measured by achieving certain standard and objectively verifiable milestones present in each project.

      Revenues from multiple element arrangements are allocated to each element based on the relative fair values of the elements. The determination of fair value is based on objective evidence that is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each element does exist or until all elements of the arrangement are delivered. If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all of the undelivered elements, then the residual method of accounting is applied. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

      Revenue determined by the percentage-of-completion method in excess of contract billings is recorded as unbilled work in progress. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Billings received in advance of performance under contracts are recorded as billings in excess of earned revenues.

      Revenues recognized from the Company's credit scoring, data processing, data management, internet delivery services and consulting are generally recognized as these services are performed, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, and collections are probable.

      Revenues from post-contract customer support, such as maintenance, are recognized on a straight-line basis over the term of the contract.

Software costs

      The Company may either create a detailed program design when introducing new technology or a working model for the modification to existing technologies. All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent costs such as coding, debugging and testing are capitalized. See Note 4 for further discussion.

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

Impairment of long-lived assets

       The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined by discounting the estimated future cash flow. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

New accounting pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. SAB No. 101 provides revenue recognition guidelines in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company implemented SAB 101 in its fourth quarter of fiscal year 2001, which did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives are no longer amortized, but instead be tested for impairment at least annually or more frequently if impairment circumstances arise. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its financial position, and results of its operations. Annual goodwill amortization was approximately $2,100,000 for fiscal years 2001 and 2000.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early application is encouraged. Beginning with fiscal year 2002, the Company intends to adopt SFAS 143, and it believes that the adoption of SFAS No. 143 will not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

           In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The SFAS 144 establishes the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, and early application is encouraged. The Company believes that the adoption of SFAS No. 144 will not have any material impact on the Company's consolidated financial position, results of operations or cash flows.


2.       Cash Flow Statement

Supplemental disclosure of cash flow information:

                                                      Years ended September 30,
                                                      -------------------------
    (in thousands)                                     2001      2000      1999
-------------------------------------------------------------------------------
Income tax payments                                  $18,490   $17,518   $24,323
Interest paid                                            122        75       184
Non-cash investing and financing activities:
   Issuance of treasury stock to ESOP and ESPP         2,147   $  --     $ 1,455
   Reclassification of other assets to property and
        Equipment                                       --       5,362      --
   Assets acquired through capital lease financing      --         953     1,641
   Purchase of CRMA with common/treasury stock          --        --         631
   Contributions of treasury stock to ESOP and ESPP     --       2,820       236
   Vesting of restricted stock                          --        --          17



3.       Investments

       The following is a summary of available-for-sale debt and equity securities and other investments at September 30, 2001 and 2000:

                                                  2001                                           2000
                            --------------------------------------------------------------------------------------------------
                                             Gross      Gross                               Gross       Gross
                              Amortized   unrealized  unrealized    Fair      Amortized  unrealized   unrealized       Fair
(in thousands)                  cost         gains      losses      Value       cost        gains       losses         Value
------------------------------------------------------------------------------------------------------------------------------
Short-term investments:
  U.S. government
     obligations             $  13,646   $     154           $-    $  13,800   $  19,168          $-    $     (59)   $  19,109
                             =========   =========    =========    =========   =========   =========    =========    =========
Long-term investments:
  U.S. government
     obligations               106,861       3,847         --        110,708      28,159        --           (559)      27,600
  Marketable equity
     securities                  5,088        --           (628)       4,460       5,219         691         --          5,910

  Other                            975        --           --            975         992        --           --            992
                             ---------   ---------    ---------    ---------   ---------   ---------    ---------    ---------
                             $ 112,924   $   3,847    $    (628)   $ 116,143   $  34,370   $     691    $    (559)   $  34,502
                             =========   =========    =========    =========   =========   =========    =========    =========


      The long-term US government obligations mature in one to five years.

      The long-term marketable equity securities represent securities held under a salary deferral plan for high salary employees, which are distributed upon termination or retirement from the Company.

      On June 1, 2000, the Company entered into a joint venture with MarketSwitch Corporation (MKSW) to form a new limited liability company, which was converted to a C Corporation during fiscal year 2001. The Company and MKSW, being Class A Members, each hold a 50% voting interest in the joint venture and agree to fund capital calls by the joint venture at an maximum of $2,000,000 each. The Company and MKSW each contributed $1,000,000 in fiscal year 2000, and another $1,000,000 each during fiscal year 2001. The joint venture adopted the calendar year as its fiscal year. The Company accounts for the investment on an equity basis, and recorded its equity share of the operating loss of the joint venture at approximately $854,000 and $70,000 in Other income, net for the twelve-month periods ended September 30, 2001 and 2000, respectively. At September 30, 2001 the investment is valued at $1,076,000 and classified as long-term.


4.  Property and Equipment

      Property and equipment at September 30, 2001 and 2000, consist of the following:

    (in thousands)                                         2001          2000
--------------------------------------------------------------------------------
Data processing equipment and software                   $ 89,166      $ 70,978
Office furniture, vehicles and equipment                   21,649        20,812
Leasehold improvements                                     19,836        18,032
Capitalized leases                                          2,841         2,841
Less accumulated depreciation and amortization            (84,109)      (64,098)
                                                         --------      --------
Net property and equipment                               $ 49,383      $ 48,565
                                                         ========      ========


      When developing software using existing technology, the costs incurred prior to completion of the product design are expensed. Upon completion of the product design and with technological feasibility established, subsequent expenses, including coding and testing, if any, are capitalized. The Company capitalized approximately $2,910,000 and $2,775,000 of software costs for fiscal years 2001 and 2000, respectively, which was included within data processing equipment and software. Such capitalized costs are amortized over a two-year period.

      Total amount of depreciation and amortization charged to operations was $22,972,000, $19,361,000, and $15,618,000 for fiscal years 2001, 2000 and 1999, respectively, of which approximately $3,060,000, $301,000 and $0 were related to the amortization of capitalized software costs for the respective fiscal years of 2001, 2000 and 1999.

      The Company had one capital lease bearing an interest rate of 7% that matured in June 2001. Amortization of assets held under capital lease is included with depreciation expense, and amounted to $237,000 and $2,604,000 for the years ended 2001 and 2000, respectively. The amount of accumulated amortization of the assets under capital lease was $2,841,000 and $2,604,000 at September 30, 2001 and 2000, respectively.


5.       Intangible Assets

          Intangibles at September 30, 2001 and 2000, consist of the following:

(in thousands)                                               2000          2001
--------------------------------------------------------------------------------
Goodwill                                                  $ 15,515      $15,515
Other                                                        2,670        2,470
Less write-off of fully amortized other intangible asset    (2,470)          --
Less accumulated amortization                               (9,185)      (9,355)
                                                          ---------     --------
Net intangibles                                           $  6,530      $ 8,630
                                                          =========     ========


     Amortization  charged  to  operations  was  $2,100,000,   $2,100,000,   and
$1,813,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

6.  Income Taxes

      The provision for income taxes consists of the following:

                                          Years ended September 30,
                               ------------------------------------------------
(in thousands)                     2001              2000             1999
-------------------------------------------------------------------------------
Current:
   Federal                     $    22,638       $    17,755      $    16,832
   State                            5,310             3,954            3,695
   Foreign                            364               217              227
                               -------------    --------------   --------------
                                   28,312            21,926           20,754
                               -------------    --------------   --------------
Deferred:
   Federal                          2,150            (2,188)            (112)
   State                              279              (299)             (22)
                               -------------    --------------   --------------
                                    2,429            (2,487)            (134)
                               -------------    --------------   --------------
                               $    30,741       $    19,439      $    20,620
                               =============    ==============   ==============

      Included in current tax expense is the tax benefit of stock option deduction charged directly to additional paid-in capital.

      Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

      The tax effects of significant temporary differences resulting in deferred tax assets and liabilities at September 30, 2001 and 2000 are as follows:

    (in thousands)                                                        2001                      2000
----------------------------------------------------------------------------------------------------------------
    Deferred tax assets:
      Depreciation and amortization                                $          1,543           $          5,515
      Compensated absences                                                    2,767                      2,733
      Employee benefit plans                                                  1,838                      1,766
      State taxes                                                             1,364                      1,284
      Customer advances                                                       2,131                      1,213
      Deferred compensation                                                     536                        527
      Bad debt provision                                                      1,005                        446
      Other                                                                   1,136                      1,257
                                                                   -------------------        ------------------
                                                                             12,320                     14,741
    Less valuation allowance                                                   (222)                      (214)
                                                                   -------------------        ------------------
                                                                             12,098                     14,527
                                                                   -------------------        ------------------
    Deferred tax liabilities:
       Tax on net unrealized gains on available-for-sale
           securities                                                        (1,376)                       (30)
                                                                   -------------------        ------------------
    Deferred tax assets, net                                        $        10,722           $         14,497
                                                                   ===================        ==================

      Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2001.

      The reconciliation between the federal statutory income tax rate of 35% and the Company's effective tax rate is shown below:

                                                                           Years ended September 30,
                                                               --------------------------------------------------
    (in thousands)                                                  2001              2000             1999
    -------------------------------------------------------------------------------------------------------------
    Income tax provision at federal statutory rates             $     26,898       $   16,475       $   17,710
    State income taxes, net of federal benefit                         3,633            2,376            2,387
    Increase (decrease) in valuation allowance                             8             (196)            (236)
    Other                                                                202              784              759
                                                               ---------------    --------------   --------------
                                                                $     30,741       $   19,439       $   20,620
                                                               ===============    ==============   ==============


7.  Restructuring Charge

     In October 1999, the Company announced the discontinuance of its Healthcare Receivables Management System (HRMS) product line, and as a result of exiting this business, recorded a restructuring charge totaling $1,935,000 for the year ended September 30, 2000. The Company further recorded a restructuring charge totaling $988,000 related to a reduction in staff during fiscal year 2000. The Company's restructuring actions were completed under the plan by June 30, 2000, and the combined restructuring charges for fiscal year 2000 totaled $2,923,000, of which $263,000 was related to write-down of operating assets. At September 30, 2000, the Company had an outstanding provision of $385,000 for restructuring charges included under other accrued liabilities. During fiscal year 2001, the Company made cash payments of $221,000 and wrote off operating assets of $164,000, leaving no outstanding provision at September 30, 2001.

     The following table summarizes the restructuring activity for fiscal years 2000 and 2001:

                                         Payments to         Write-down
                                          Employees         of Operating       Payments on
                                        Involuntarily          Assets           Cancelled
    (in thousands)                        Terminated         to Be Sold         Contracts           Total
----------------------------------------------------------------------------------------------------------
Fiscal year 2000 provision                $ 1,827             $   263            $   833          $ 2,923
Cash payments                              (1,806)               --                 (633)          (2,439)
Write-down of operating assets               --                   (99)              --                (99)
                                          -------             -------            -------          -------
Balance at September 30, 2000                  21                 164                200              385
Cash payments                                 (21)               --                 (200)            (221)
Write-down of operating assets               --                  (164)              --               (164)
                                          -------             -------            -------          -------
Balance at September 30, 2001             $  --               $  --              $  --            $  --
                                          =======             =======            =======          =======


8.  Employee Benefit Plans

Pension plan

      The Company had a defined benefit pension plan that covered eligible full-time employees. The benefits were based on years of service and the employee's compensation during employment. Contributions were intended to provide for benefits attributed to service to date plus those expected to be earned in the future.

      In September 1999, the Company curtailed the pension plan so that no new participants would be eligible for the plan, and no additional benefits would accrue to participants after October 1, 1999. The curtailment resulted in a gain of $720,000 in 1999. The pension plan was settled during fiscal year 2000 after receiving governmental approval. At September 30, 2000, the plan's funding status consisted of vested benefit obligation of $73,000 against a fair value of plan assets at $64,000, resulting in an accrued pension cost of $9,000. During October 2000, the Company made a contribution of $9,000 to settle the outstanding vested benefit obligation.

      The net pension cost for the fiscal year ended September 30, 2000 was $104,000, which was comprised of interest cost on projected benefit obligation of $666,000, reduced by actual return, and net amortization and deferral of $257,000 and $305,000 on plan assets, respectively.

Employee stock ownership plan

      The Company had an Employee Stock Ownership Plan (ESOP) that covered eligible full-time employees. Contributions to the ESOP were determined annually by the Company's Board of Directors. Effective October 1, 1999, the Company no longer accepted new participants, and made no provisions for contributions to the ESOP in fiscal years 2001 and 2000. Provisions for contributions to the ESOP were $0, $0, and $1,585,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

      At September 30, 2001 and 2000, the ESOP held 730,000 and 646,000 shares of Company stock, respectively. The amounts of dividends on ESOP shares were $49,000, $58,000, and $67,000 for the years ended September 30, 2001, 2000, and
1999, respectively.

      The Company is currently in the process of communicating to the Internal Revenue Service and the participants its intent to terminate the ESOP and effect distribution of the ESOP assets to its participants in January 2002.

Defined contribution plans

     The Company offers 401(k) plans for eligible employees. Eligible employees may contribute up to 15% of compensation or the statutory limit. The Company also provides a matching contribution. The Company contributions to 401(k) plans were $3,799,000, $3,618,000, and $1,357,000 for the years ended September 30,
2001, 2000, and 1999, respectively. Fair, Isaac merged the old Fair, Isaac 401(k) Plan and the old DynaMark 401(k) Plan during fiscal 2000 resulting in one active plan that we are administering. Effective October 1, 1999, the 401(k) plan does not require a minimum service period, and all Company matching contributions will vest 100% immediately. Also, all Company contributions made prior to October 1, 1999 vested 100% at October 1, 1999. Fair, Isaac is still maintaining a legacy 401(k) Plan from the merger with RMT. This plan is frozen and no additional contributions are being made to the plan.

      The Company maintained a supplemental retirement and savings plan for certain officers and senior management employees, to which the Company may make contributions at its discretion. Company contributions to that plan were $0, $0, and $298,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

Discretionary profit sharing plan

      On October 1, 1999, the Company established a discretionary profit sharing plan that covered eligible employees after six months of continuous employment. Contributions to the plan are determined annually by the Company's Board of Directors based on the Company's performance. Participants vest at varying rates over a five-year period until fully vested. There were no contributions made to this plan during fiscal years 2001 and 2000.

Officers' incentive plan

      The Company had an executive compensation plan for the benefit of officers. Benefits were payable based on the achievement of financial and performance objectives set annually by the Board of Directors, and the market value of the Company's stock. Total expenses under the plan were $0, $1,348,000, and $1,391,000 for the years ended September 30, 2001, 2000, and 1999, respectively. Fifty percent of the incentive earned each year will be paid in that year, and the balance would be payable over a four-year period, subject to certain adjustments, as defined in the plan, based on employment status and the market value of the Company's common stock. The officers' incentive plan was consolidated with the employee incentive plan during fiscal year 2000. At September 30, 2001 and 2000, there were no long-term officers' incentive plan payables.

Employee incentive plans

      The Company has incentive plans for eligible employees not covered under the officers' incentive plan. Awards under these plans were calculated and paid annually for 1999 and 2000, and paid quarterly in 2001. Awards are based on the achievement of certain financial and performance objectives. The officers' incentive plan was consolidated with the employee incentive plan during fiscal 2000. Total expenses under the employee incentive plans were $4,841,000, $1,661,000, and $8,263,000 for the years ended September 30, 2001, 2000, and
1999, respectively.

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

      A total of 67,429 and 22,283 shares of common stock with a weighted average fair value of $31.63 and $37.40 per share were issued under the Purchase Plan in fiscal year 2001 and 2000, respectively. With respect to the shares issued during fiscal year 2001, 27,659 were issued prior to the stock-split payable on June 4, 2001 (see Note 9 for details), and 39,770 were issued post stock-split. The number of shares remaining available for issuance on June 4, 2001 was 1,450,058, which was adjusted to 2,175,087 to reflect the stock-split in accordance with the terms of the Purchase Plan. At September 30, 2001, 2,135,317 shares remained available for issuance.


9.  Common Stock

Common shares outstanding

      A total of 943,152 and 388,177 shares of treasury stock were included in the number of common shares outstanding at September 30, 2001 and 2000, respectively.


Stock split

      On May 1, 2001 the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend with cash payment in lieu of fractional shares, payable on June 4, 2001 to holders of common stock of the Company on record on May 14, 2001 at the close of business. The par value of the Company's common stock remains unchanged after the stock split. As a result of the stock dividend, the accompanying consolidated financial statements reflect an increase of 7,408,000 and 328,000 issued shares of common stock to the existing stockholders and the treasury stock, respectively and the transfer of the par value of the additional shares issued to the existing stockholders of $74,000 from retained earnings, as well as cash payments totaling $49,000 in lieu of 1,004 fractional shares from the paid-in capital. All share and per share amounts are restated.


10.   Stock Option Plans

      The Company has a stock option plan approved by the stockholders for granting stock options, stock appreciation rights, restricted stock and common stock pursuant to which shares of common stock are reserved for issuance to officers, key employees and non-employee directors. Under this plan, a number of shares equal to 4% of the number of shares of the Company's common stock outstanding on the last day of the preceding fiscal year is added to the shares available under the plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of the plan shall not exceed 1,500,000 shares (adjusted to 2,250,000 shares as a result of the stock split announced by the Company during May 2001 in accordance with the stock plan terms). Additionally the Company has individual stock option plans for certain of its officers. The Company has elected to continue to apply the provisions of APB No. 25, and provide the pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation." Granted awards generally have a maximum term of ten years and vest over one to five years. The Company also has a plan limited to the former employees of RMT, who, as of the merger date, held unexpired and unexercised stock option grants under the RMT stock option plans. Granted awards have a maximum term of ten years and vest over three years. The total number of issuable shares under the plan is 650,800. As of September 30, 2001, there were no options outstanding under the RMT plan as all options were either exercised or expired under the plan during fiscal year 2001.

         During fiscal 2000, the Company granted 630,000 stock options to an employee for which it recorded deferred compensation of $3,951,000. The deferred compensation is being amortized on a straight-line basis over a 4-year vesting period for which the Company recorded $998,000 and $831,000 in sales, general and administrative expense during fiscal years ended September 30, 2001 and 2000, respectively.

      The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30:

                                          Years ended September 30,
                                ------------------------------------------------
                                   2001              2000             1999
--------------------------------------------------------------------------------

Expected life (years)                5                 5                5
Interest rate                      5.1%              6.4%             5.3%
Volatility                          49%               41%              42%
Dividend yield                       0%                0%               0%

The following information regarding these option plans for the years ended September 30 is as follows:

                                                  2001                          2000                        1999
                                       ----------------------------------------------------------------------------------
                                                       Weighted-                    Weighted-                   Weighted-
                                                        average                      average                     average
                                                        exercise                     exercise                    exercise
                                           Option        price          Option        price         Option        price
-------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          4,398,000    $   24.71       3,555,000    $   22.14      2,694,000    $   19.41
Granted                                   1,524,000    $   38.04       2,288,000    $   25.91      1,514,000    $   23.59
Exercised                                (1,385,000)   $   24.73        (726,000)   $   15.47       (416,000)   $    7.69
Forfeited                                  (256,000)   $   25.51        (719,000)   $   25.20       (237,000)   $   25.77
                                          ---------                    ---------                   ---------
Outstanding at end of year                4,281,000    $   29.40       4,398,000    $   24.71      3,555,000    $   22.14
                                          =========                    =========                   =========

Options exercisable at year end             926,000    $   25.34         836,000    $   23.86        921,000    $   15.75
                                          =========                    =========                   =========

      The weighted-average fair value of options granted for the years ended September 30, 2001, 2000 and 1999, was $15.96, $11.82, and $10.50, respectively.

      The following table summarizes information about significant fixed-price stock option groups outstanding at September 30, 2001:

                                                    Options outstanding                    Options exercisable
                                        -------------------------------------------------------------------------
                                                          Weighted-
                                                           average       Weighted-                     Weighted-
                                                          remaining       average                       average
                                            Number       Contractual      exercise       Number         exercise
                                          Outstanding        Life          price       Outstanding       price
-----------------------------------------------------------------------------------------------------------------
$10.25 to $24.50                          1,627,000          6.85        $ 22.50          353,000       $   21.15
$24.63 to $28.13                          1,139,000          6.73        $ 26.74          371,000       $   25.75
$28.29 to $40.67                          1,273,000          8.94        $ 36.62          202,000       $   31.94
$46.28 to $64.75                            242,000          9.52        $ 50.30             --         $    --
                                          ---------                                       -------
$10.25 to $64.75                          4,281,000          7.59        $ 29.40          926,000       $   25.34
                                          =========                                       =======


 Stock-based compensation under SFAS No. 123 would have had the following pro forma effects for the years ended September 30:

                                                   Years ended September 30,
                                              ----------------------------------
(in thousands except per share data)            2001        2000         1999
--------------------------------------------------------------------------------
Net income, as reported                       $46,112     $27,631     $   29,980
                                              =======     =======     ==========
Pro forma net income                          $33,573     $19,010     $   25,440
                                              =======     =======     ==========
Earnings per share, as reported:
  Diluted                                     $  2.00     $  1.26     $     1.39
                                              =======     =======     ==========
  Basic                                       $  2.10     $  1.29     $     1.42
                                              =======     =======     ==========
Pro forma earnings per share:
  Diluted                                     $  1.46     $  0.87     $     1.18
                                              =======     =======     ==========
  Basic                                       $  1.53     $  0.89     $     1.21
                                              =======     =======     ==========

     The pro forma effect on net income for each of the years ended September 30, 2001, 2000, and 1999, may not be representative of the effects on reported net income in future years.


11.  Commitments and Contingencies

      The Company conducts certain of its operations in facilities occupied under non-cancelable operating leases with lease terms in excess of one year. The leases generally provide for annual increases based upon the Consumer Price Index or fixed increments.

      Minimum future rental commitments under operating leases are as follows:

Years ending September 30,                                       (in thousands)
-------------------------------------------------------------------------------

2002                                                               $  13,087
2003                                                                  12,976
2004                                                                  11,840
2005                                                                  11,539
2006                                                                   9,999
Thereafter                                                            69,218
                                                                   ----------
                                                                   $ 128,659
                                                                   ==========

      Rent expense under operating leases, including month-to-month leases, was $17,181,000, $9,135,000, and $9,161,000 for the years ended September 30, 2001,
2000 and 1999, respectively.

      The Company entered into a fixed-price mainframe service contract in excess of one year in August 2001. Commitments to such services are as follows:

Years ending September 30,                                       in thousands)
--------------------------------------------------------------------------------

2002                                                              $ 12,498
2003                                                                12,498
2004                                                                12,498
2005                                                                 1,042
                                                                  ---------
                                                                  $ 38,536
                                                                  =========

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

12.  Segment Information

         Effective October 1, 2000, the Company reorganized its reportable segments based on a combination of two factors: industry and product. The reportable segments include Global Data Repositories & Processors (Alliance products and services which previously were included in the North American Financial Services and in Other International segments), Global Financial Services (bank and insurance industries excluding Analytic and LiquidCredit products, which was previously included in NetSourced Services and Other
International segments), and Other (an aggregation of Analytic products, LiquidCredit products, the retail industry and telecommunications industry), each of which represented less than 10% and in aggregate represented 20%, 18% and 21% of the Company's total revenue for the years ended September 30, 2001, 2000 and 1999, respectively. Analytic and LiquidCredit products, included in the "Other" segment, were previously in the North American Financial Services and Other International segments and the retail industry and telecommunications industry, also included in "Other", were previously included in the NetSourced Services and Other International segments. Each of these segments are managed and reported on separately within the organization.

          Significant changes include classifying all related international revenues and expenses within each reportable segment, separating Alliance products from Analytic products and classifying segments by major industries or products. The segment information for fiscal years 2000 and 1999 has been restated to conform to the fiscal year 2001 presentation.

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

                                              Year ended September 30, 2001
                                     -------------------------------------------
                                      Global Data   Global
                                     Repositories Financial
(in thousands)                       & Processors  Services    Other      Total
--------------------------------------------------------------------------------
Revenues                               $167,284   $ 96,020   $ 65,844   $329,148
                                       ========   ========   ========   ========
Operating income                       $ 54,698   $ 10,075   $  7,334   $ 72,107
                                       ========   ========   ========
Unallocated other income, net                                           $  4,746
                                                                        --------
Income before income taxes                                              $ 76,853
                                                                        ========
Depreciation and amortization          $ 16,686   $  3,683   $  4,705   $ 25,074
                                       ========   ========   ========   ========

                                              Year ended September 30, 2000
                                      ------------------------------------------
                                       Global Data   Global
                                      Repositories Financial
(in thousands)                        & Processors  Services    Other      Total
--------------------------------------------------------------------------------
Revenues                               $150,129   $ 96,168   $ 52,333   $298,630
                                       ========   ========   ========   ========
Operating income                       $ 34,640   $  6,571   $  3,403   $ 44,614
                                       ========   ========   ========
Unallocated other income, net                                           $  2,456
                                                                        --------
Income before income taxes                                              $ 47,070
                                                                        ========
Depreciation and amortization          $ 15,380   $  3,502   $  2,579   $ 21,461
                                       ========   ========   ========   ========

                                             Year ended September 30, 1999
                                      ------------------------------------------
                                       Global Data   Global
                                      Repositories Financial
(in thousands)                        & Processors  Services    Other      Total
--------------------------------------------------------------------------------
Revenues                               $134,889   $ 84,113   $ 58,039   $277,041
                                       ========   ========   ========   ========
Operating income                       $ 32,107   $  6,304   $  7,964   $ 46,375
                                       ========   ========   ========
Unallocated other income, net                                           $  4,225
                                                                        --------
Income before income taxes                                              $ 50,600
                                                                        ========
Depreciation and amortization          $ 11,347   $  2,684   $  3,400   $ 17,431
                                       ========   ========   ========   ========

     In addition, the Company's revenue and percentage of revenue by significant specific product groups within each segment are as follows:

                                                                                              (in thousands)
Years ended September 30,                        2001                    2000                     1999
-------------------------------------------------------------------------------------------------------------
Global Data Repository & Processors
    Scoring Products                  $127,878          39%   $112,675          37%   $ 95,028          34%
    Processor Products                  34,800          11%     32,117          11%     23,826           9%
    Other                                4,606           1%      5,337           2%     16,035           6%
                                      --------         ---    --------         ---    --------         ---
                                       167,284          51%    150,129          50%    134,889          49%
                                      --------         ---    --------         ---    --------         ---
Global Financial Services
   Marketing Products                   58,203          18%     56,342          19%     53,969          19%
   Other                                37,817          11%     39,826          13%     30,144          11%
                                      --------         ---    --------         ---    --------         ---
                                        96,020          29%     96,168          32%     84,113          30%
                                      --------         ---    --------         ---    --------         ---
Other
   Marketing Products                   14,754           4%     14,971           5%      9,986           4%
   Credit Products                      16,446           5%      8,072           3%      9,397           3%
   Other                                34,644          11%     29,290          10%     38,656          14%
                                      --------         ---    --------         ---    --------         ---
                                        65,844          20%     52,333          18%     58,039          21%
                                      --------         ---    --------         ---    --------         ---
                                      $329,148         100%   $298,630         100%   $277,041         100%
                                      ========         ===    ========         ===    ========         ===

      Significant customer information is as follows. Amounts not presented were less than 10%.

                                           Percent of Revenue
                                        Years ended September 30,
                             ------------------------------------------------
                                  2001            2000             1999
-----------------------------------------------------------------------------
Customer A                         --              12%              10%
Customer B                         11%             10%              --

      No geographic area other than the United States accounted for more than 10% of total revenue for fiscal years 2001, 2000, and 1999, and in aggregate international revenues accounted for 18%, 19% and 15% of the Company's total revenue for fiscal years 2001, 2000 and 1999, respectively.

13.  Other Income, Net

      Other income, net consists of the following:

                                                     Years ended September 30,
                                                  ------------------------------
(in thousands)                                     2001        2000       1999
--------------------------------------------------------------------------------
Interest income                                   $ 5,785    $ 4,110    $ 3,145
Loss on termination of the development right of
  the Lindaro property                               --       (1,373)      --
Pension plan curtailment gain                        --         --          720
Gain on sale of investments                            54       --          483
Share of loss on equity investments                  (855)       (70)      --
Interest expense                                     (123)       (75)      (184)
Foreign currency loss                                (174)      (122)      (183)
Other                                                  59        (14)       244
                                                  -------    -------    -------
                                                  $ 4,746    $ 2,456    $ 4,225
                                                  =======    =======    =======

      In fiscal year 1998, the Company entered into a lease arrangement to construct an office complex located at Second and Lindaro Streets in downtown San Rafael to accommodate future growth. During fiscal 2000, the Company decided not to build out the site as planned following a five-month study of its options. Under a plan approved by the San Rafael City Government, the Company was released from its obligation to occupy buildings on the site. As a result of the transaction concluded in the fourth quarter of fiscal year 2000, the Company recorded a loss of approximately $1,373,000 in other income in fiscal year 2000.


14. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
(Loss) Balance

      SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires classification of other comprehensive income (loss) in a financial statement and display of accumulated other comprehensive income (loss) separately from retained earnings and additional paid-in capital. Other comprehensive income
(loss) includes unrealized gains (losses) on investments and foreign currency translation adjustments.

    Supplemental disclosure of other comprehensive income (loss) information:

                                                 Year ended September 30, 2001
                                                --------------------------------
                                                Before-tax   Tax      Net-of-tax
(in thousands)                                    amount    amount      amount
--------------------------------------------------------------------------------
Unrealized gains on investments                  $3,300     $1,346     $1,954
Foreign currency translation adjustments            105         42     $   63
                                                 ------     ------     ------
Other comprehensive income                       $3,405      1,388      2,017
                                                 ======     ======     ======


                                                   Year ended September 30, 2000
                                               ---------------------------------
                                               Before-tax    Tax     Net-of-tax
(in thousands)                                   amount     amount    amount
--------------------------------------------------------------------------------
Unrealized losses on investments                 $(143)     $  59     $ (84)
Foreign currency translation adjustments          (663)       274      (389)
                                                 -----      -----     -----
Other comprehensive loss                         $(806)     $ 333     $(473)
                                                 =====      =====     =====

                                                 Year ended September 30, 1999
                                                --------------------------------
                                                Before-tax    Tax     Net-of-tax
(in thousands)                                    amount     amount    amount
--------------------------------------------------------------------------------
Unrealized losses on investments
     Unrealized holding losses arising
          during period                          $  (494)   $   201   $  (293)
     Less: reclassification adjustment              (474)       193      (281)
                                                 -------    -------   -------
          Net unrealized loss                       (968)       394      (574)
Foreign currency translation adjustments            (214)        87      (127)
                                                 -------    -------   -------
Other comprehensive loss                         $(1,182)   $   481   $  (701)
                                                 =======    =======   =======

         Supplemental disclosure of accumulated comprehensive income (loss) balance:

                                                       Foreign      Accumulated
                                        Unrealized     currency       other
                                      gains (losses)  translation  comprehensive
(in thousands)                        on investments  adjustments  income (loss)
--------------------------------------------------------------------------------

Balance at September 30, 1999             $   126       $  (297)      $  (171)
Current period change                         (84)         (389)         (473)
                                          -------       -------       -------
Balance at September 30, 2000                  42          (686)         (644)
Current period change                       1,954            63         2,017
                                          -------       -------       -------
Balance at September 30, 2001               1,996          (623)        1,373
                                          =======       =======       =======



15.  Earnings Per Share

         The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                               Years ended September 30,
                                                           --------------------------------
(in thousands except per share data)                         2001        2000        1999
-------------------------------------------------------------------------------------------
Numerator - Net income                                     $ 46,112    $ 27,631    $ 29,980
                                                           ========    ========    ========
Denominator - Shares:
  Diluted weighted-average shares                            23,059      21,952      21,594
  Effect of dilutive securities - employee stock options     (1,073)       (562)       (485)
                                                           --------    --------    --------
  Basic weighted-average shares                              21,986      21,390      21,109
                                                           --------    --------    --------
Earnings per share
                 Diluted                                   $   2.00    $   1.26    $   1.39
                                                           ========    ========    ========
                 Basic                                     $   2.10    $   1.29    $   1.42
                                                           ========    ========    ========

      The computation of diluted EPS for the years ended September 30, 2001, 2000, and 1999, respectively, excludes stock options to purchase 76,000, 189,000, and 813,000 shares of common stock. The shares were excluded because the exercise prices for the options were greater than the respective average market prices of the common shares and their inclusion would be antidilutive.

16.  Related Party Transaction

         In June 2001, the Company signed a consulting service agreement with Cherry Tree Development (CTD), under which CTD provides consulting services to the Company at a service fee of $30,000 plus reimbursement of $3,000 for normal business expenses each month for a term of six months. Tony J. Christianson, a director of the Company, has a 50% beneficial equity interest in CTD. During fiscal 2001, the Company recorded $159,000 in sales, general and administrative expenses related to the aforementioned agreement.


17.  Subsequent Event

      On December 11, 2001, the Company announced that it was acquiring substantially all of the assets of Nykamp Consulting Group, Inc. (Nykamp), a privately held company. Nykamp provides customer relationship management strategy and implementation services. The agreement was signed on December 10, 2001 and the acquisition was effective on December 17, 2001. Under the acquisition agreement, the Company will pay total consideration of approximately $5.8 million over the next three years. The assets acquired and liabilities assumed will be recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations.



18.  Supplementary Financial Data (Unaudited)

      The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2001. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the consolidated financial information for the period presented.


                                                Dec. 31,  Mar. 31, Jun. 30,  Sept. 30,
(in thousands, except per share data)            2000      2001      2001      2001
--------------------------------------------------------------------------------------
Revenues                                       $77,123   $81,331   $84,233   $86,461
Cost of revenues                                35,265    37,458    37,991    37,845
                                               -------   -------   -------   -------
Gross profit                                   $41,858   $43,873   $46,242   $48,616
                                               =======   =======   =======   =======
Net income                                     $ 8,817   $10,659   $12,352   $14,284
                                               =======   =======   =======   =======
Earnings per share:
     Diluted                                   $  0.40   $  0.47   $  0.53   $  0.60
                                               =======   =======   =======   =======
     Basic                                     $  0.40   $  0.49   $  0.56   $  0.65
                                               =======   =======   =======   =======
Shares used in computing earnings per share:
     Diluted                                    22,168    22,444    23,304    23,862
                                               =======   =======   =======   =======
     Basic                                      21,801    21,544    22,128    22,465
                                               =======   =======   =======   =======

                                                Dec. 31,  Mar. 31, Jun. 30,   Sept. 30,
(in thousands, except per share data)            1999      2000      2000       2000
---------------------------------------------------------------------------------------
Revenue                                        $70,251    $73,393   $76,140   $78,846
Cost of revenues                                29,937     30,381    34,104    34,539
                                               -------    -------   -------   -------
Gross profit                                   $40,314    $43,012   $42,036   $44,307
                                               =======    =======   =======   =======
Net income                                     $ 4,934    $ 7,147   $ 7,712   $ 7,838
                                               =======    =======   =======   =======
Earnings per share:
     Diluted                                   $  0.23    $  0.32   $  0.35   $  0.36
                                               =======    =======   =======   =======
     Basic                                     $  0.23    $  0.34   $  0.36   $  0.36
                                               =======    =======   =======   =======
Shares used in computing earnings per share:
     Diluted                                    21,587     22,020    21,902    22,275
                                               =======    =======   =======   =======
     Basic                                      21,042     21,321    21,507    21,689
                                               =======    =======   =======   =======


     During the fourth quarter of fiscal 2001, the Company recognized $6.2 million of revenue related to the resolution of usage fees on a large client account. The cost of sales related to this revenue was insignificant.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES

Not Applicable.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information regarding our Directors is incorporated by reference from the information under the caption "Election of Directors -
Nominees" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 5 2002.

     The required  information  regarding our Executive Officers is contained in
Part I of this Form 10-K.

     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Employer Compliance" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 5, 2002.

                        ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Directors Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships And Related Transactions" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 5, 2002.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Security Ownership Of Certain Beneficial Owners And Management" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 5, 2002.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Certain Relationships And Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 5, 2002.

       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                  Reference Page
                                                                                                     Form 10-K
(a)  1.    Consolidated financial statements:

           Independent Auditors' Report.................................................                24

           Consolidated statements of income and comprehensive income for each
                of the years in the three-year period ended September 30, 2001..........                25

           Consolidated balance sheets at September 30, 2001 and
                September 30, 2000......................................................                26

           Consolidated statements of stockholders' equity for each of the
                years in the three-year period ended September 30, 2001.................                27

           Consolidated statements of cash flows for each of the
                years in the three-year period ended September 30, 2001.................                28

           Notes to consolidated financial statements...................................                29

     2.    Financial statement schedule:

     Independent Auditors' Report on Financial Statement Schedule.......................                53

     Schedule II  Valuation and qualifying accounts at September 30, 2001, 2000 and 1999                54

     3.   Exhibits:

         2.1 Rights Agreement dated as of August 8, 2001 between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)

         3.1      Restated Certificate of Incorporation of the Company, filed as
                  Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         3.2 Restated By-laws of the Company (as amended and restated effective February 6, 2001) filed as Exhibit 3.1 to the Company's report on Form 10-Q for the fiscal quarter ended December 31, 2001, and incorporated by reference.

         3.3 Amendment to By-laws of the Company (as amended and restated effective February 6, 2001) filed as Exhibit 3.1 to the Company's report on Form 10-Q for the fiscal quarter ended March 31, 2001, and incorporated by reference.

         10.1 Certificate of Resolution Changing Officers' Incentive Plan, Exempt Employees Bonus Plan and other Company Plan Parameters filed as Exhibit 10.1 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference. *

         10.2 Fair, Isaac and Company, Inc. 1999 Employee Stock Purchase Plan filed as Exhibit 10.2 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference.*

         10.3 Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc. originally filed as Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.4 Lease dated June 1, 2001 by and between The Prudential Assurance Company Limited and Fair, Isaac International UK Corporation.

         10.5 Lease, dated October 20, 1983 (originally reported date of October 30, 1983), between S.R.P. Limited Partnership and the Company, as amended, originally filed as Exhibit 10.7 to the Registration Statement, refiled as Exhibit 10.5 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.6 Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.8 to the Company's report on Form 10-K for the fiscal year ended September 30, 1988, refiled as Exhibit 10.6 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.*

         10.7 Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First Addendum thereto originally filed as Exhibit 10.7 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.8 The Company's Long Term Incentive Plan as amended and restated effective November 16, 2001.*

         10.9 First Amendment to the Company's Stock Option Plan for Non-Employee Directors, originally filed as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended September 30, 1989 and refiled as Exhibit 10.9 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference. *

         10.10 Addendum Number Seven to Lease between S.R.P. Limited Partnership and the Company, originally filed as Exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended September 30, 1990 and refiled as Exhibit 10.11 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.11 Office Building Lease, Regency Center, by and between The Joseph and Eda Pell Revocable Trust and fthe Company dated June 13, 2001.

         10.12 Lease, dated September 5, 1991, between 111 Partners, a California general partnership, and the Company originally filed as Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1991 and re-filed as
                  Exhibit 10.13 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.13 First Amendment to Lease by and between 111 Partners and the Company, effective as of July 1, 2001.

         10.14 The Company's 1992 Long-Term Incentive Plan as amended and restated effective November 21, 1995, filed as Exhibit 10.16 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference. *

         10.15 Lease dated May 1, 1995, between Control Data Corporation and DynaMark, Inc. filed as Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.16 Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994, originally filed as
                  Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994.

         10.17 Lease dated July 10, 1993, between the Joseph and Eda Pell Revocable Trust and the Company originally filed as Exhibit
                  10.21 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.18 Lease dated October 11, 1993, between the Joseph and Eda Pell Revocable Trust and the Company and the First Addendum thereto filed as Exhibit 10.22 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.19 Second Amendment to Lease dated December 2, 1998, between CSM Corporation and DynaMark, Inc. amending lease between the parties dated March 11, 1997 filed as Exhibit 10.23 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.20 Lease dated December 2, 1998, by and between DynaMark, Inc., and CSM Corporation filed as Exhibit 2.1 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.21 Amendment To Lease, dated December 2, 1998, by and between CSM Corporation (assignee) and DynaMark, Inc. amending lease dated May 1,1995 between DynaMark, Inc. and Control Data Systems Inc. filed as Exhibit 2.4 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.22 Contract between the Company and Dr. Robert M. Oliver, dated April 2, 1996, filed as Exhibit 10.26 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference. *

         10.23 Office Building Lease, dated November 14, 1996, between the Company and Regency Center, filed as Exhibit 10.28 to the Company's report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference.

         10.24 First Addendum to Lease, dated August 13, l997, by and between the Company and Regency Center, filed as Exhibit 10.32 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         10.25 Lease, dated March 11, l997, by and between DynaMark, Inc. and CSM, filed as Exhibit 10.35 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         10.26 First Amendment to Lease, dated September 24, l997, by and between DynaMark, Inc. and CSM, filed as Exhibit 10.36 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

         10.27 Chase Database Agreement, dated October 29, l997, by and among DynaMark, Inc. and Chase Manhattan Bank USA, National Association, filed as Exhibit 10.37 to the Company's report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference. Confidential treatment has been requested for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Commission.

         10.28 Third Amendment to Lease dated December 2, 1998, by and between CSM Corporation and DynaMark, Inc. amending lease between the parties dated April 28, 1995 filed as Exhibit
                  10.41 to the Company's report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference.

         10.29 Employment Agreement entered into effective as of August 23, 1999, by and between Fair, Isaac and Company, Inc. and Thomas
                  G. Grudnowski filed as Exhibit 10.42 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference. *

         10.30 First Amendment to Employment Agreement entered into effective as of December 3, 1999, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski filed as Exhibit 10.43 to the Company's report on Form 10-K for the fiscal year ended September 30, 1999, and incorporated herein by reference. *

         10.31    Second   Amendment  to  Employment   Agreement   entered  into
                  effective as of December 26, 2001, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski.*

         21.1     Subsidiaries of the Company.

         23.1     Consent of KPMG, LLP (see page 55 of this Form 10-K).

         24.1     Power of Attorney (see page 52 of this Form 10-K).


*Management contract or compensatory plan or arrangement

 (b)       Reports on Form 8-K:

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:  December 27, 2001
                                     By               /s/ HENK J. EVENHUIS
                                           -------------------------------------
                                                          Henk J. Evenhuis
                                                 Vice President, Chief Financial
                                                        Officer and Secretary


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

      /s/ THOMAS G. GRUDNOWSKI              President, Chief Executive Officer               December 27, 2001
----------------------------------------    (Principal Executive Officer) and Director
         Thomas G. Grudnowski



        /s/ HENK J. EVENHUIS                Vice President, Chief Financial Officer          December 27, 2001
----------------------------------------    and Secretary
         Henk J. Evenhuis                   (Principal Financial Officer and
                                              Principal Accounting Officer)


        /s/ A. GEORGE BATTLE                Director                                         December 27, 2001
----------------------------------------
         A. George Battle


         /s/ GUY R. HENSHAW                 Director                                         December 27, 2001
----------------------------------------
         Guy R. Henshaw


       /s/ DAVID S.P. HOPKINS               Director                                         December 27, 2001
----------------------------------------
         David S. P. Hopkins


        /s/ ROBERT M. OLIVER                Director                                         December 27, 2001
----------------------------------------
         Robert M. Oliver


        /s/ PHILIP G. HEASLEY               Director                                         December 27, 2001
----------------------------------------
         Philip G. Heasley


      /s/ TONY J. CHRISTIANSON              Director                                         December 27, 2001
----------------------------------------
         Tony J. Christianson


       /s/ MARGARET L. TAYLOR               Director                                         December 27, 2001
----------------------------------------
         Margaret L. Taylor

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Fair, Isaac and Company, Incorporated:

       Under date of October 24, 2001, except as to note 17, which is as of December 17, 2001, we reported on the consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2001, which are included in the 2001 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2001 annual report on form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

       In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  KPMG  LLP
San Francisco, California
October 24, 2001

                                   SCHEDULE II

                      Fair, Isaac and Company, Incorporated
                        VALUATION AND QUALIFYING ACCOUNTS
                        September 30, 2001, 2000 and 1999


                                                                                         (in thousands)
                                Balance at                                                   Balance
                                Beginning     Charged        Charged                         at End
       Description              of Year      to Expense     to Revenue      Write-off        of Year
-----------------------------------------------------------------------------------------------------
September 30, 2001

Allowance for doubtful
accounts                        $ 1,130       $ 2,542       $   --           $(1,158)       $ 2,514

September 30, 2000

Allowance for doubtful
accounts                        $ 1,274       $   218       $    86           $  (448)       $ 1,130

September 30, 1999

Allowance for doubtful
accounts                        $ 1,163       $   123       $   441           $  (453)       $ 1,274



                               CONSENT OF KPMG LLP



The Board of Directors and Stockholders
Fair, Isaac and Company, Incorporated:


We consent to incorporation by reference in the registration statements (Nos. 33-63426, 333-02121, 333-32309, 333-65179, 333-83905, 333-95889, 333-32396,
333-32398, 333-66348 and 333-66332) on Form S-8 and the registration statements (Nos. 333-20537 and 333-42473) on Form S-3 of Fair, Isaac and Company, Incorporated, and subsidiaries of our reports dated October 24, 2001, except as to note 17, which is as of December 17, 2001, relating to the consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2001 and related financial statement schedule, which reports appear in the September 30, 2001 annual report on Form 10-K of Fair, Isaac and Company, Incorporated, and subsidiaries.


/s/  KPMG  LLP
San Francisco, California
December 28, 2001

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED
        REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

      Exhibit No. Exhibit Name
      ----------- ------------

         2.1 Rights Agreement dated as of August 8, 2001 between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)

         3.2 Restated By-laws of the Company (as amended and restated effective February 6, 2001) filed as Exhibit 3.1 to the Company's report on Form 10-Q for the fiscal quarter ended December 31, 2001, and incorporated by reference.

         3.3 Amendment to By-laws of the Company (as amended and restated effective February 6, 2001) filed as Exhibit 3.1 to the Company's report on Form 10-Q for the fiscal quarter ended March 31, 2001, and incorporated by reference.

         10.3 Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc. originally filed as Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.4 Lease dated June 1, 2001 by and between The Prudential Assurance Company Limited and Fair, Isaac International UK Corporation.

         10.7 Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First Addendum thereto originally filed as Exhibit 10.7 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.8 The Company's Long Term Incentive Plan as amended and restated effective November 16, 2001.

         10.11 Office Building Lease, Regency Center, by and between The Joseph and Eda Pell Revocable Trust and the Company dated June 13, 2001.

         10.13 First Amendment to Lease by and between 111 Partners and the Company, effective as of July 1, 2001.

         10.15 Lease dated May 1, 1995, between Control Data Corporation and DynaMark, Inc. originally filed as Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.16 Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994, originally filed as
                  Exhibit 10.20 to the Company's report on Form 10-K for the fiscal year ended September 30, 1994.

         10.17 Lease dated July 10, 1993, between the Joseph and Eda Pell Revocable Trust and the Company originally filed as Exhibit
                  10.21 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.18 Lease dated October 11, 1993, between the Joseph and Eda Pell Revocable Trust and the Company and the First Addendum thereto originally filed as Exhibit 10.22 to the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

         10.31    Second   Amendment  to  Employment   Agreement   entered  into
                  effective as of December 26, 2001, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski.

         21.1     Subsidiaries of the Company.

         23.1     Consent of KPMG, LLP.

         24.1     Power of Attorney.