Form 10-Q
period 2001-12-31
FAIR ISAAC & COMPANY INC
filed 2002-02-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

         (Mark One)

           |X|      QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

           |_|       TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to____________

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|.

     The number of shares of Common Stock, $0.01 par value per share, outstanding on February 7, 2001, was 23,123,851.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.............................................     3

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................    11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......    22

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders..............    23

ITEM 6.  Exhibits and Reports on Form 8-K.................................    23

SIGNATURES   .............................................................    24

EXHIBIT INDEX.............................................................    25

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2001 and September 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                                            December 31,   September 30,
                                                                2001           2001
                                                            ------------   -------------
Assets
Current assets:
       Cash and cash equivalents                              $  45,447      $  24,608
       Short-term investments                                    14,155         13,800
       Accounts receivable, net                                  56,119         51,619
       Unbilled work in progress                                 29,924         28,452
       Prepaid expenses and other current assets                 10,815         10,565
       Deferred income taxes                                      6,117          5,217
                                                              ---------      ---------
              Total current assets                              162,577        134,261
Investments                                                     117,522        116,143
Property and equipment, net                                      47,335         49,383
Intangibles, net                                                  9,959          6,530
Deferred income taxes                                             5,504          5,504
Other assets                                                      5,966          5,192
                                                              ---------      ---------
                                                              $ 348,863      $ 317,013
                                                              =========      =========

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                       $   4,670      $   1,415
       Accrued compensation and employee benefits                14,964         18,233
       Other accrued liabilities                                 12,872          9,959
       Billings in excess of earned revenues                      9,291         10,030
                                                              ---------      ---------
           Total current liabilities                             41,797         39,637
                                                              ---------      ---------
Long-term liabilities:
         Accrued compensation and employee benefits               4,828          4,755
         Other liabilities                                          423            849
                                                              ---------      ---------
              Total long-term liabilities                         5,251          5,604
                                                              ---------      ---------

              Total liabilities                                  47,048         45,241
                                                              ---------      ---------

Stockholders' equity:
         Preferred stock                                             --             --
         Common stock                                               236            233
         Paid in capital in excess of par value                 113,326         95,875
         Retained earnings                                      213,828        200,737
         Less treasury stock, at cost                           (25,628)       (26,446)
         Accumulated other comprehensive income                      53          1,373
                                                              ---------      ---------
              Total stockholders' equity                        301,815        271,772

                                                              ---------      ---------
                                                              $ 348,863      $ 317,013
                                                              =========      =========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the three months ended December 31, 2001 and 2000
           (in thousands, except per share data and number of shares)
                                   (Unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------

Revenues                                            $     85,061   $     77,123

Costs and expenses:
        Cost of revenues                                  38,585         35,265
        Research and development                           7,477          7,315
        Sales, general and administrative                 17,942         20,146
        Amortization of intangibles                          525            525
                                                    ------------   ------------
                 Total costs and expenses                 64,529         63,251
                                                    ------------   ------------
Income from operations                                    20,532         13,872
Other income, net                                          1,859          1,148
                                                    ------------   ------------
Income before income taxes                                22,391         15,020
Provision for income taxes                                 8,844          6,203
                                                    ------------   ------------
Net income                                          $     13,547   $      8,817
                                                    ============   ============

Net Income                                          $     13,547   $      8,817
Other comprehensive income, net of tax:
        Unrealized gains (losses) on investments             685            (48)
        Foreign currency translation adjustments              55            124
                                                    ------------   ------------
Other comprehensive income                                   740             76
                                                    ------------   ------------
Comprehensive income                                $     14,287   $      8,893
                                                    ============   ============

Earnings per share:
        Diluted                                     $       0.57   $       0.40
                                                    ============   ============
        Basic                                       $       0.59   $       0.40
                                                    ============   ============

Shares used in computing earnings per share:
        Diluted                                       23,964,000     22,168,000
                                                    ============   ============
        Basic                                         22,793,000     21,801,000
                                                    ============   ============

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               December 31,
                                                                         -----------------------
                                                                           2001           2000
                                                                         --------       --------
Cash flows from operating activities
Net income                                                               $ 13,547       $  8,817
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
     Depreciation and amortization                                          6,706          5,936
     Deferred compensation                                                    249            249
     Tax benefit from exercise of stock options                             4,732            233
     Other                                                                    (63)           169
     Changes in operating assets and liabilities:
          Accounts receivable                                              (2,654)        (3,034)
          Unbilled work in progress                                        (1,472)         1,538
          Prepaid expenses and other assets                                  (720)        (1,084)
          Accounts payable                                                  6,707          5,744
          Accrued compensation and employee benefits                       (1,678)         1,294
          Other accrued liabilities and other liabilities                  (1,492)          (921)
          Billings in excess of earned revenues                            (1,237)          (199)
                                                                         --------       --------
                Net cash provided by operating activities                  22,625         18,742
                                                                         --------       --------

Cash flows from investing activities
          Purchases of property and equipment                              (3,879)        (3,039)
          Cash portion of Nykamp acquisition                               (2,593)            --
          Purchases of investments                                        (34,926)       (26,380)
          Proceeds from maturities of investments                           6,760         11,110
          Proceeds from sales of investments                               24,352             --
                                                                         --------       --------
                Net cash used in investing activities                     (10,286)       (18,309)
                                                                         --------       --------

Cash flows from financing activities
          Principal payments of capital lease obligations                      --           (111)
          Proceeds from the exercise of stock options and
            issuance of treasury stock                                      8,956          2,205
          Dividends paid                                                     (456)          (291)
          Repurchase of company stock                                          --         (8,192)
                                                                         --------       --------
                Net cash provided by (used in) financing activities         8,500         (6,389)
                                                                         --------       --------

           Increase (decrease) in cash and cash equivalents                20,839         (5,956)
           Cash and cash equivalents, beginning of period                  24,608         39,506
                                                                         --------       --------
           Cash and cash equivalents, end of period                      $ 45,447       $ 33,550
                                                                         ========       ========

See accompanying notes to the consolidated financial statements.

FAIR, ISAAC AND COMPANY, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 General

     In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac and Company, Incorporated (the "Company") for the three months ended December 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals unless otherwise stated) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited, however, the September 30 balance sheet has been derived from audited financial statements. This report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Notes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 2001, contained in the 2001 Form 10-K, have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 2002.

Note 2 Earnings Per Share

     The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                 Three months ended December 31,
(in thousands, except per share data)                                 2001              2000
------------------------------------------------------------------------------------------------
Numerator - Net income                                              $ 13,547          $  8,817
                                                                    ========          ========

Denominator - Shares:
  Diluted weighted-average shares and assumed
     conversion of stock options                                      23,964            22,168
  Effect of dilutive securities - employee stock options              (1,160)             (367)
  Effect of restricted securities issued in Nykamp acquisition           (11)               --
                                                                    --------          --------
  Basic weighted-average shares                                       22,793            21,801
                                                                    ========          ========

Earnings per share:
  Diluted                                                           $   0.57          $   0.40
                                                                    ========          ========
  Basic                                                             $   0.59          $   0.40
                                                                    ========          ========

     The computation of diluted EPS at December 31, 2001 and 2000 respectively, excludes stock options to purchase 329,000 and 798,000 shares of common stock. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

Note 3 Cash Flow Statement

     Supplemental disclosure of cash flow information:

                                                       Three months ended December 31,
(in thousands)                                                 2001        2000
--------------------------------------------------------------------------------------
Income tax payments                                           $  140      $   99
Interest paid                                                     --         100

Non-cash investing and financing activities:
  Issuance of treasury stock to ESOP and ESPP                 $1,518      $1,032
  Fair value of assets acquired from Nykamp                    6,425          --
  Liabilities acquired from Nykamp                               787          --
  Future installment share payments for acquisition
      of Nykamp                                                2,818          --

Note 4 New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thereby eliminating use of the pooling-of-interest method. It also specifies the types of acquired intangible assets that are to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives are no longer amortized, but will instead be tested for impairment at least annually or more frequently if impairment circumstances arise. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its financial position, and results of its operations. Goodwill amortization was approximately $525,000 for the first quarter of fiscal years 2002 and 2001.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early application is encouraged. The Company implemented SFAS No. 143 in its first quarter of fiscal year 2002, which did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early application is encouraged.

The Company implemented SFAS No. 144 in its first quarter of fiscal year 2002, which did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 5 Segment Information

     Effective October 1, 2001, the Company reorganized into four reportable segments worldwide to align with the new internal management reporting of our business operations based on its products. The Reportable segments include Scoring, Strategy Machines, Consulting and Software & Maintenance.

     The Scoring segment includes our risk scoring services distributed through major credit bureaus; our ScoreNet(R), our PreScore(R) services offered through credit bureaus for large credit card issuers that contract directly with us for scores to pre-screen prospects for their mailing solicitations; and insurance bureau scores sold through credit bureaus. These products and services were previously reported in the Global Data Repositories & Processors segment in fiscal year 2001.

     The Strategy Machines segment includes the TRIAD(TM) credit account management services distributed through third-party bankcard processors which were included under the Global Data Repositories & Processors segment in fiscal year 2001, and the remaining products in this new segment were included in the Global Financial Services segment or Other segment in fiscal 2001.

     The Consulting segment includes all consulting services. In fiscal 2001, custom analytics was included in the Other segment and most other consulting services were reported in the segment in which the revenues from the related products and services were reported.

     The Software & Maintenance segment includes TRIAD, StrategyWare(TM) and Decision System products. In fiscal 2001, our TRIAD, StrategyWare and Decision System products were included under the Global Financial Services and Other segments.

     The segment information for the three months ended December 31, 2000 has been restated to conform to the fiscal year 2002 presentation.

     The Company's Chief Executive and Operating Officers evaluate segment financial performance based on segment revenues and operating income. Operating income is calculated as revenue less expenses such as personnel, facilities, consulting and travel. Unallocated other income consists mainly of interest income and net gain on sale of investments. The Company does not evaluate the financial performance of each segment based on its assets or capital expenditures.

                                                           Strategy                    Software &
(in thousands)                              Scoring        Machines     Consulting     Maintenance       Total
---------------------------------------------------------------------------------------------------------------
Three months ended December 31, 2001

  Revenue                                   $30,089        $34,345        $12,704        $ 7,923        $85,061
                                            =======        =======        =======        =======        =======

  Operating income                          $14,177        $ 3,277        $   622        $ 2,456        $20,532

  Unallocated other income, net                                                                           1,859
                                                                                                        -------
  Income before income taxes                                                                            $22,391
                                                                                                        =======

Depreciation and Amortization               $ 1,724        $ 3,646        $   843        $   493        $ 6,706
                                            =======        =======        =======        =======        =======


Three months ended December 31, 2000

  Revenue                                   $27,057        $32,424        $ 9,229        $ 8,413        $77,123
                                            =======        =======        =======        =======        =======

  Operating income                          $11,221        $ 1,493        $   263        $   895        $13,872

  Unallocated other income, net                                                                           1,148
                                                                                                        -------
  Income before income taxes                                                                            $15,020
                                                                                                        =======

Depreciation and Amortization               $ 1,480        $ 3,347        $   598        $   511        $ 5,936
                                            =======        =======        =======        =======        =======

     The Company's revenue and percentage of revenue by reportable market segments are as follows:

                                         Three Months Ended               Three Months Ended
                                          December 31, 2001                December 31, 2000
                                       -----------------------         -----------------------
Scoring                                $30,089              35%        $27,057              35%
Strategy Machines                       34,345              41%         32,424              42%
Consulting                              12,704              15%          9,229              12%
Software & Maintenance                   7,923               9%          8,413              11%
                                       -------         -------         -------         -------
                                       $85,061             100%        $77,123             100%
                                       =======         =======         =======         =======

     In  addition,   the  Company's  revenues  and  percentage  of  revenues  on geographical basis are set out as follows:

                        Three Months Ended              Three Months Ended
                        December 31, 2001               December 31, 2000
                     -----------------------         -----------------------

United States        $70,819              83%        $63,305              82%
International         14,242              17%         13,818              18%
                     -------         -------         -------         -------
                     $85,061             100%        $77,123             100%
                     =======         =======         =======         =======

Note 6 Acquisition of Nykamp

     On December 11, 2001, the Company announced that it was acquiring substantially all of the assets of Nykamp Consulting Group, Inc. (Nykamp), a privately held company based in Chicago. Nykamp provides customer relationship management strategy and implementation services. The agreement was signed on December 10, 2001 and the acquisition was completed on December 17, 2001. The assets acquired and liabilities assumed are recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. Under the acquisition agreement, the Company will pay total consideration valued at approximately $5.6 million, including cash and common stock over the next three years. As a result of the acquisition, assets and liabilities are recorded as follows:

                                                             (in thousands)
                                                             --------------

       Current assets acquired                                  $ 2,144
       Fixed and other assets acquired                              327
       Other intangible assets (including trade name,             1,359
         non-compete agreement, and customer base,
         amortizable between approximately 3 to 5 years)
       Goodwill                                                   2,595
                                                                -------
       Fair value of assets acquired                              6,425
       Liabilities assumed                                         (787)
                                                                -------
       Net assets acquired                                      $ 5,638
                                                                =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Certain statements contained in this Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this Item 2, Management's Discussion and Analysis of
Financial Condition and Results of Operations-Risk Factors, below. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents the Company files from time to time with the Securities and Exchange Commission, including our Reports on Forms 10-Q, 10-K and 8-K to be filed by the Company in fiscal year 2002.

Business Overview

     Fair, Isaac and Company, Incorporated (NYSE: FIC) (the "Company", which may be referred to as we, us or our) is the leading provider of creative analytics for predictive modeling and decisioning that unlock value for people, businesses and industries. Our predictive modeling, decision analysis, intelligence management and decision engine systems power more than 14 billion decisions a year. Founded in 1956, we help thousands of companies in over 60 countries acquire customers more efficiently, increase customer value, reduce risk and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our analytic solutions, as do many insurers, retailers, telecommunications providers and other customer-oriented companies. Through the www.myFICO.com Web site, consumers use our FICO(R) scores, the standard measure of credit risk, to understand and manage their credit risk profile. Our home page on the Internet is at www.fairisaac.com. You can learn more about us by visiting that site. The information on these Web sites is not incorporated by reference into this Report.

RESULTS OF OPERATIONS

Revenues

     Effective October 1, 2001, we reorganized into four reportable segments worldwide to align with the new internal management reporting of our business operations based on products. These four reportable segments are Scoring, Strategy Machines, Consulting, and Software and Maintenance, which are further described below.

     o Scoring. This segment includes our risk scoring services distributed through major credit bureaus, including TransUnion Corporation, Experian Information Solutions, Inc., Equifax Inc., ChoicePoint and Call Credit; our ScoreNet(R)service sold directly to credit grantors which allows credit grantors to obtain our credit bureau scores and related data from the credit bureaus on their existing accounts for use in their account management system or for integration with the services of a credit card processor; our PreScore(R)services offered through credit bureaus for large credit card issuers that contract directly with us for scores to pre-screen prospects for their mailing solicitations; and insurance bureau scores sold through credit bureaus. These services primarily generate usage revenues. Scoring segment products were included under the Global Data Repositories & Processors segment in fiscal year 2001.

     o Strategy Machines. These products can deliver a complete solution, encompassing software, data, analytics and operations, for a specific function for the customer. The lines of products and services in this segment are our TRIAD credit account management services distributed through third-party bankcard processors who include First Data
          Resources, Inc., Total System Services, Inc. and Electronic Data Systems, Inc. Fair, Isaac MarketSmart Decision System(TM)("MarketSmart"), LiquidCredit(TM), TelAdaptive(TM), Score Power(TM), and Strategy Science. These products and services are generally sold on a usage basis. Our TRIAD credit account management services distributed through third-party bankcard processors products were included under the Global Data Repositories & Processors segment in fiscal 2001, and the remaining products in this new segment were included under either the Global Financial Services segment or Other segment.

     o Consulting. This segment includes revenues from all consulting services. Revenues in this segment are derived from analytics, custom applications, data warehousing, integration, and risk management consulting services. We undertake consulting engagements primarily with companies that are users of our analytics, software and netsourced solutions, and with companies deemed to be attractive prospective clients for those solutions. Consulting services include building custom analytic models for clients, advising clients on how to develop and implement sound analytic solutions, providing expert analysis of model development and assisting with successful implementation or repositioning of predictive modeling within the business for greater effectiveness. These services are generally offered on an hourly fee basis. In fiscal 2001, custom analytics products were included in the Other segment and most other consulting services revenues were reported in the segment with the associated products and services.

     o Software and Maintenance. This segment is comprised of our software products that are sold directly to an end user, who is responsible for installing, operating and supporting them. The principal products in this segment are TRIAD(TM), StrategyWare and Decision System(TM) products. These products are generally licensed to a single user on a fixed-price basis. This segment also includes ongoing maintenance revenue related to installed software systems. In fiscal 2001, TRIAD, StrategyWare and Decision System products were included under the Global Financial Services Other segments.

     Comparative segment revenues, operating income, and related financial information for this quarter ended December 31, 2001 and the corresponding period in fiscal 2001 are set forth in Note 5 to the Consolidated Financial Statements.

     The following  table displays (a) the percentage of revenues by segment and
(b) the percentage change in revenues within each segment from the prior fiscal year.

                                                              Period-to-Period
                                                             Percentage Changes
                                    Percentage of            Three Months Ended
                                       Revenue                     12/31/01
                                 Three Months Ended               Compared to
                                    December 31,              Three Months Ended
                                   2001       2000                 12/31/00
--------------------------------------------------------------------------------
   Scoring                          35%        35%                   11%
   Strategy Machines                41%        42%                    6%
   Consulting                       15%        12%                   38%
   Software and Maintenance          9%        11%                  (6)%
                                   ----       ----
   Total Revenues                  100%       100%                   10%
                                   ====       ====

     The growth in Scoring segment revenues in the quarter ended December 31, 2001 compared to the same period in the prior fiscal year was primarily due to increased revenues derived from risk and insurance scoring services at the credit bureaus and the PreScore service. This growth is mainly attributable to increased marketing efforts of credit card issuers and a strong market for mortgage re-financings. These increases were partially offset by decreased revenues derived from ScoreNet. The Company believes that the decline in ScoreNet services revenues primarily reflects a shift in the purchasing patterns of customers from these products to credit scoring services at the credit bureaus.

     The increases in revenues derived from our Strategy Machines segment in the three months ended December 31, 2001 compared with the same period in the prior fiscal year were due primarily to revenues from sales of our newer products, ScorePower introduced in March 2001 and CLSO introduced during the third quarter of fiscal 2001. These revenues were, in part, offset primarily by decreased revenues from TRIAD credit account management services distributed through third-party bankcard processors. Revenues generated from bankcard processors accounted for approximately 10% of our revenues in the first quarter of fiscal 2002 and 12% of revenues in the same quarter in the prior fiscal year.

     Consulting revenues grew in the three months ended December 31, 2001 compared to the same period in the prior fiscal year primarily due to increased revenues derived from consulting services related to MarketSmart, Strategy Science, Decision System, StrategyWare and custom models.

     The decline in revenues derived from our Software and Maintenance segment in the three months ended December 31, 2001 compared with same period in the prior fiscal year were due primarily to decreases in revenues from StrategyWare and TRIAD. These decreases were partially offset by increased sales of our Decision System product.

     In the first quarter of fiscal 2002, revenues generated from our agreements with TransUnion, Equifax and Experian accounted for approximately 7%, 13% and 7% of revenues, respectively. In the first quarter of fiscal 2001, TransUnion accounted for approximately 10% of our revenues; Equifax, approximately 8%; and Experian, approximately 7%. Revenues from alliances with the credit bureaus, including services distributed through such alliances, increased 14% in fiscal 2001 and 13% in fiscal 2000, and accounted for approximately 38% of revenues in fiscal 2001 and 37% in fiscal 2000.

     While we have been successful in extending or renewing our agreements with credit bureaus and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on revenues and operating margin.

     Revenues from clients outside the United States represented approximately 17% of total revenues in the three months ended December 31, 2001 and 18% for the same period of prior fiscal year. During fiscal 2001 and 2000, we received approximately 18% of our revenues from business outside the United States.
Fluctuations in currency exchange rates have not had a significant effect on revenues to date. In October 2001, we initiated a hedging program to reduce our exposure to fluctuations in certain foreign currency translation rates resulting from holding net assets denominated in foreign currencies. Foreign currency translation losses were $164,000, and $33,000 for the first quarter of fiscal 2002 and 2001, respectively.

     For comparison purposes we present comparative data of revenues for our new and prior segments for the quarters and annual period of fiscal 2001, and the quarter ended December 31, 2001:

(in thousands)                                 Q101        Q201        Q301       Q401         FY01        Q102
-----------------------------------------------------------------------------------------------------------------
New Segments
Scoring                                      $ 27,057    $ 29,079   $ 30,749    $ 35,260    $ 122,145   $ 30,089
Strategy Machines                              32,424      32,232     36,823      34,069      135,548     34,345
Consulting                                      9,229       9,412      9,181      11,024       38,846     12,704
Software & Maintenance                          8,413      10,608      7,480       6,108       32,609      7,923
                                          -----------------------------------------------------------------------
Total                                        $ 77,123    $ 81,331   $ 84,233    $ 86,461    $ 329,148   $ 85,061
                                          =======================================================================


Prior Segments
Global Data Repositories & Processors        $ 37,259    $ 39,690   $ 43,206    $ 47,129    $ 167,284   $ 43,392
Global Financial  Services                     24,862      25,881     23,622      21,655       96,020     25,836
Other                                          15,002      15,760     17,405      17,677       65,844     15,833
                                          -----------------------------------------------------------------------
Total                                        $ 77,123    $ 81,331   $ 84,233    $ 86,461    $ 329,148   $ 85,061
                                          =======================================================================

Expenses

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Consolidated Statements of Income and Comprehensive Income and (b) the percentage change in the amount of each such line item from the prior fiscal year.

                                                                                         Period-to-Period
                                                                                        Percentage Changes
                                                Percentage of Revenue                   ------------------
                                                ---------------------                   Three Months Ended
                                                 Three Months Ended                          12/31/01
                                                    December 31,                            Compared to
                                            ----------------------------                Three Months Ended
                                              2001                2000                        12/31/00
                                              ----                ----                  ------------------
Revenues                                      100%                100%                          10%
Costs and expenses:
   Cost of revenues                            45%                 46%                           9%
   Research and development                     9%                  9%                           2%
   Sales, general and administrative           21%                 26%                         (11)%
   Amortization of intangibles                  1%                  1%                           0%
                                             -----               -----
   Total costs and expenses                    76%                 82%                           2%
                                             -----               -----
Income from operations                         24%                 18%                          48%
Other income, net                               2%                  1%                          62%
                                             -----               -----
Income before income taxes                     26%                 19%                          49%
Provision for income taxes                     10%                  8%                          43%
                                             -----               -----
Net income                                     16%                 11%                          54%
                                             =====               =====

Costs and Expenses

     Cost of revenues consists primarily of personnel directly involved in creating, installing and supporting revenue products; travel and related overhead costs; costs of computer service bureaus; and our payments made to credit bureaus for scores and for related outside support in connection with the ScoreNet Service. As compared with the same quarter a year earlier, the cost of revenues, as a percentage of revenues, decreased slightly in the three months ended December 31, 2001 but in absolute dollars increased primarily due to transition costs associated with a new arrangement to outsource our mainframe operations to International Business Machines Corp.

     Research and development expenses include the personnel and related overhead costs incurred in development, researching mathematical and statistical models and developing software tools that are aimed at improving productivity, profitability and management control. Research and development expenses in the three months ended December 31, 2001, as a percentage of revenues, were the same as in the corresponding quarter of fiscal 2001, and in absolute dollars was up 2% due to increased costs for analytic personnel.

     Sales, general and administrative expenses consist principally of personnel costs for sales and marketing and most corporate support and administrative functions, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, business development expenses, and the cost of operating the computer systems. As a percentage of revenues and in absolute dollars, these expenses for the three months ended December 31, 2001 decreased as compared to the corresponding period of fiscal 2001, due primarily to lower travel, facility and consulting costs.

     At December 31, 2001 we employed approximately 1,507 persons worldwide compared with approximately 1,492 employees at the end of the corresponding quarter in the prior fiscal year. The increase in personnel is primarily due to the hiring of personnel with the acquisition of Nykamp Consulting Group, Inc., discussed below under the "Financial Condition" section.

     We are amortizing the intangible assets arising from various acquisitions over periods ranging from four to fifteen years. Goodwill amortization was approximately $525,000 for the first quarter of fiscal years 2002 and 2001.

Other income, net

     Other income, net consists mainly of interest income from investments, interest expense, exchange gains/losses from holding foreign currencies in bank accounts, and other non-operating items. Other income, net increased in the three months ended December 31, 2001 compared with the corresponding period a year earlier due to sale of a long-term investment, which resulted in a gain of approximately $580,000 and higher balances invested in interest bearing instruments. In October 2001, we initiated a hedging program to reduce our exposure to fluctuations in certain foreign currency translation rates resulting from holding net assets denominated in foreign currencies. Foreign currency translation losses were $164,000, and $33,000 for the first quarter of fiscal 2002 and 2001, respectively.

Provision for income taxes

     The Company's effective tax rate is 39.5% for the three months ended December 31, 2001 compared to 41.3% in the same period of the prior fiscal year. The decrease is primarily due to the reduction in the valuation allowance as a result of capitalized gains, implementation of the "extraterritorial income exclusion" regime, the availability of research and development tax credit, and the revision to the state tax rate to reflect activities in states with lower tax rates.

Financial Condition

     Working capital increased to $120.8 million at December 31, 2001 from approximately $94.6 million at September 30, 2001 primarily due to significant increase in cash inflows resulted from higher net income, proceeds from sales of investments, and proceeds from the exercise of stock options and issuance of treasury stock, partially offset by increased cash outflows made for the purchase of investments, and the acquisition of net assets from Nykamp. Cash and marketable investments increased to approximately $177.1 million at December 31, 2001 from approximately $154.6 million at September 30, 2001. The Company's long-term obligations are mainly related to employee incentive and benefit obligations.

     On December 11, 2001, the Company announced that it was acquiring substantially all of the assets of Nykamp Consulting Group, Inc., a privately held company. Nykamp provides customer relationship management strategy and implementation services. The agreement was signed on December 10, 2001 and the acquisition was completed effective on December 17, 2001. Under the acquisition agreement, the Company will pay total consideration valued at approximately $5.6 million over the next three years. See Note 6 to the Consolidated Financial Statements for additional information.

     In fiscal 1999, we initiated a stock  repurchase  program to purchase up to
1.5 million shares of our common stock, to be funded by cash on hand. Since the program was initiated through December 31, 2001, we have purchased a total of 1,177,500 shares at an aggregate cost of $32.1 million. During the current quarter to February 12, 2002, we have repurchased an additional 94,600 shares at a cost of $5.6 million. We expect to continue to evaluate opportunities to repurchase shares under the program.

     We believe that our current cash and cash equivalents, short-term cash investments and cash expected to be generated from operations will be sufficient to meet our working capital, capital expenditure, and investment needs for both the current fiscal year and the foreseeable future.

European Economic and Monetary Union (EMU)

     Under the European Union's plan for Economic and Monetary Union (EMU), the euro becomes the sole accounting currency of EMU countries on January 1, 2002. The euro initially went into effect on

January 1, 1999, and has now replaced the separate currencies of 12 participating countries: Austria, Belgium, Finland, France, Greece, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. We believe that our computer systems and programs are euro-compliant. Our costs associated with compliance were not material and were expensed as they were incurred. We also believe the conversion to the euro will not have a material impact on our consolidated financial results.

Risk Factors

Our revenues are dependent, to a great extent, upon general economic conditions and more particularly, upon conditions in the consumer credit and the financial services industries.

     Approximately 81% of our revenues are derived from sales of products and services to the consumer credit and financial services industry in the first quarter of both fiscal 2002 and 2001. A downturn in the consumer credit industry or the financial services industry caused by increases in interest rates or a tightening of credit, among other factors, could harm our results of operations. The revenue growth and profitability of our business depends on the overall demand for our existing and new products. A softening of demand for our decisioning solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. There can be no assurance that we will be able to effectively promote future revenue growth in our business. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our largest institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management business by cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth. For example, consolidation in the financial services industry could change the demand for our products and services that support our clients' customer acquisitions programs. There can be no assurance that we will be able to effectively promote future revenue growth in our business. In addition, recent terrorist attacks upon the U.S. have added (or exacerbated) economic, political and other uncertainties, which could adversely affect the Company's revenue growth.

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

     Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue for the foreseeable future. Consequently, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. It is possible that in some future period our operating results may fall below the expectations of market analysts and investors, and in this event the market price of our common stock would likely fall. In addition, with the exception of the cost of ScoreNet service data purchased by us, most of our operating expenses are not affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may have a significant impact on operating results. Factors that affect our revenues and operating results include the following:

     o Variability in demand from our existing customers, particularly within our Strategy Machines and Scoring segments;
     o    The lengthy sales cycle of many of our products;
     o Consumer dissatisfaction with, or problems caused by, the performance of our personal credit management products;
     o Our ability to develop, introduce and market sucessful new products and product enhancements in a timely manner;
     o The timing of our new product announcements and introductions in comparison with our competitors;
     o    The level of our operating expenses;
     o Changes in competitive conditions in the consumer credit and financial services industries;
     o    Fluctuations in domestic and international economic conditions;
     o    Acquisition-related expenses and charges;

     o    Timing of orders for and deliveries of certain software systems; and
     o    Other factors unique to our product lines.

Our ability to increase our revenues is highly dependent upon the introduction of new products and services and if our products and services are not accepted by the marketplace, our business may be harmed.

     We have a significant share of the available market for our traditional products and services, such as the products and services included in our Scoring and Strategy Machines segment (specifically, account management services at credit card processors). To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, insurance, small business lending, retail, telecommunications and our newest market, personal credit management. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will be harmed.

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

     Legislation and governmental regulation inform how our business is conducted. Both our core businesses and our newer consumer initiatives are affected by regulation. In both arenas, significant regulatory areas include: federal and state regulation of consumer report data and consumer reporting agencies, like the Fair Credit Reporting Act (the "FCRA"); regulation designed to insure that lending practices are fair and non-discriminatory, like the Equal Credit Opportunity Act; and privacy law, like provisions of the Financial Services Modernization Act of 1999. A variety of other consumer protection laws affect our business such as federal and state statutes governing the use of the Internet and telemarketing. In addition, many foreign jurisdictions relevant to our business have regulation in one or more of these general areas. For example, in the European Union (EU) the Privacy Directive (Directive 95/46/EC) creates minimum standards for the protection of personal data. In addition, some EU member states have enacted protections which go beyond the requirements of the Privacy Directive.

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

     In connection with our Score Power service, many of the same regulations are pertinent. In this arena, however, our activities are more directly affected by regulation. For example, the Fair Credit Reporting Act, or FCRA, governs when and how we may deliver the Score Power service to consumers. The Financial Services Modernization Act of 1999 requires us to make certain disclosure to consumers regarding our collection and use of personal information and grants consumers certain opt out rights. This type of regulation creates risk associated with compliance, such as possible regulatory enforcement action.

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

     A growing portion of our revenues is derived from international sales. During both fiscal 2001 and 2000, we received approximately 18% of our revenues from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

     There can be no assurance that we will be able to successfully address each of these challenges in the near term. Some of our business is conducted in currencies other than the U.S. dollar. Foreign currency translation gains and losses are not currently material to our financial position, results of operations or cash flows. Foreign currency translation losses were $164,000, and $33,000 for the first quarter of fiscal 2002 and 2001, respectively. An increase in our foreign revenues could subject us to increased foreign currency translation risks in the future.

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

     A substantial portion of our revenues is derived from alliances with the three major credit bureaus. These contracts, which normally have a term of five years or less, accounted for approximately 38% and 37% of our revenues in fiscal 2001 and 2000, respectively. If we are unable to renew any of these contracts on the same or similar terms, our revenues and results of operations would be harmed.

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

     The   following   table   presents  the   principal   amounts  and  related
weighted-average yields for our fixed rate investment portfolio at December 31, 2001 and September 30, 2001:

                                    December 31, 2001            September 30, 2001
                                 ----------------------       ------------------------
                                Book/Market     Average       Book/Market      Average
(in thousands)                     Value         Yield           Value          Yield
-----------------------------   -----------     -------       -----------      -------
Cash and cash equivalents        $ 36,883         1.97%        $ 16,918         2.87%

Short-term investments             14,155         2.20%          13,800         2.57%

Long-term investments             112,284         4.05%         110,709         3.78%
                                 --------                      --------
                                 $163,322         3.42%        $141,427         3.55%
                                 ========                      ========

                           PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on February 5, 2002.

1. Election of Directors

     Stockholders elected seven incumbent directors for one-year terms. The vote tabulation for individual directors was:

Matter                           For              Withheld
------                           ---              --------

A. George Battle              19,774,049         1,145,988
Tony J. Christianson          19,314,752         1,605,285
Thomas G. Grudnowski          19,817,583         1,102,454
Philip G. Heasley             19,786,050         1,133,987
Guy R. Henshaw                19,889,350         1,030,687
David S.P. Hopkins            19,889,104         1,030,933
Margaret L. Taylor            19,781,379         1,138,658

2. Amendment to the Restated Certificate of Incorporation, as amended, to Increase the Number of shares of Common Stock Authorized for issuance from 35,000,000 to 100,000,000

     The stockholders approved the Amendment to the Restated Certificate of Incorporation, as amended, to increase the number of shares of common stock authorized for issuance from 35,000,000 shares to 100,000,000 shares (with 17,063,129 affirmative votes, 3,837,838 negative votes, 19,070 votes abstaining, and no broker non-votes).

3. Amendments to the Company's Long-term Incentive Plan

     The stockholders approved the Amendments to increase the maximum number of shares of common stock subject to annual stock option grants to 250,000 shares and to allow outside directors to take stock options in lieu of an annual cash retainer (with 11,717,454 affirmative votes, 8,760,708 negative votes, 441,875 abstaining and no broker non-votes).

4. Ratification of Auditors

     The stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ended September 30, 2002 (with
12,586,776   affirmative   votes,   723,855  negative  votes,  and  8,225  votes
abstaining).

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

     3.1  Amended and Restated Bylaws

     3.2  Certificate   of  Amendment  of  Amended  and  Restated   Articles  of
          Incorporation

(b) Reports on Form 8-K:

     No report on Form 8-K was filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FAIR, ISAAC AND COMPANY, INCORPORATED

DATE: February 14, 2002


                                   By /s/ Henk J. Evenhuis
                                      -------------------------------------
                                      Henk J. Evenhuis
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

                    TO FAIR, ISAAC AND COMPANY, INCORPORATED

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001

Exhibit No.           Exhibit
-----------           -------

3.1                   Amended and Restated Bylaws

3.2 Certificate of Amendment of Amended and Restated Articles of Incorporation