Form 10-Q
period 2002-03-31
FAIR ISAAC & COMPANY INC
filed 2002-05-15
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               -----------------

                                    FORM 10-Q

      (Mark One)

          [X]       QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

          [ ]       TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

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

         The number of shares of Common Stock, $0.01 par value per share, outstanding on May 6, 2002, was 23,142,631.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements................................................   3

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................  13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..........  26


PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K....................................  27

SIGNATURES .................................................................  28

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                     CONSOLIDATED BALANCE SHEETS
                                March 31, 2002 and September 30, 2001
                                           (in thousands)


                                                                        (UNAUDITED)        (AUDITED)

                                                                         March 31,      September 30,
                                                                           2002              2001
                                                                         ---------        ---------
Assets
Current assets:
       Cash and cash equivalents                                         $ 106,100        $  24,608
       Short-term investments                                                7,728           13,800
       Accounts receivable, net                                             51,947           51,619
       Unbilled work in progress                                            34,653           28,452
       Prepaid expenses and other current assets                            10,488           10,565
       Deferred income taxes                                                 7,038            5,217
                                                                         ---------        ---------
              Total current assets                                         217,954          134,261

Investments                                                                 68,016          116,143
Property and equipment, net                                                 48,241           49,383
Intangibles, net                                                             9,350            6,530
Deferred income taxes                                                        5,504            5,504
Other assets                                                                 5,382            5,192
                                                                         ---------        ---------
                                                                         $ 354,447        $ 317,013
                                                                         =========        =========

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                                  $   1,497        $   1,415
       Accrued compensation and employee benefits                           15,549           18,233
       Other accrued liabilities                                            16,219            9,959
       Billings in excess of earned revenues                                10,796           10,030
                                                                         ---------        ---------
           Total current liabilities                                        44,061           39,637
                                                                         ---------        ---------
Long-term liabilities:
         Accrued compensation and employee benefits                          4,363            4,755
         Other liabilities                                                     409              849
                                                                         ---------        ---------
              Total long-term liabilities                                    4,772            5,604
                                                                         ---------        ---------

              Total liabilities                                             48,833           45,241
                                                                         ---------        ---------

Stockholders' equity:
         Common stock                                                          239              233
         Paid in capital in excess of par value                            124,375           95,875
         Retained earnings                                                 227,550          200,737
         Less treasury stock, at cost                                      (45,065)         (26,446)
         Accumulated other comprehensive income (loss)                      (1,485)           1,373
                                                                         ---------        ---------
              Total stockholders' equity                                   305,614          271,772
                                                                         ---------        ---------
                                                                         $ 354,447        $ 317,013
                                                                         =========        =========


See accompanying notes to the consolidated financial statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 For the six months and three months ended March 31, 2002 and 2001
                                          (in thousands, except share and per share data)
                                                             (Unaudited)


                                                                         Six Months Ended                 Three Months Ended
                                                                             March 31,                         March 31,
                                                                 ------------------------------      ------------------------------
                                                                      2002             2001              2002               2001
                                                                 ------------      ------------      ------------      ------------
Revenues                                                         $    172,111      $    158,454      $     87,050      $     81,331

Costs and expenses:
        Cost of revenues                                               77,712            72,723            39,127            37,458
        Research and development                                       14,778            14,678             7,301             7,363
        Sales, general and administrative                              36,661            39,059            18,719            18,913
        Amortization of intangibles                                     1,134             1,050               609               525
                                                                 ------------      ------------      ------------      ------------
                 Total costs and expenses                             130,285           127,510            65,756            64,259
                                                                 ------------      ------------      ------------      ------------
Income from operations                                                 41,826            30,944            21,294            17,072
Other income, net                                                       3,823             2,236             1,964             1,088
                                                                 ------------      ------------      ------------      ------------
Income before income taxes                                             45,649            33,180            23,258            18,160
Provision for income taxes                                             17,917            13,704             9,073             7,501
                                                                 ------------      ------------      ------------      ------------
Net income                                                       $     27,732      $     19,476      $     14,185      $     10,659
                                                                 ============      ============      ============      ============

Net Income                                                       $     27,732      $     19,476      $     14,185      $     10,659
Other comprehensive loss, net of tax:
        Unrealized holding gains (losses) arising
              during the period                                        (1,709)               (7)           (2,394)               41
        Less: Realized gains previously recognized
               in other comprehensive income                             (974)             --                (974)             --
                                                                 ------------      ------------      ------------      ------------
             Net unrealized gains (losses)                             (2,683)               (7)           (3,368)               41
        Foreign currency translation adjustments                         (175)              (87)             (230)             (211)
                                                                 ------------      ------------      ------------      ------------
Other comprehensive loss                                               (2,858)              (94)           (3,598)             (170)
                                                                 ------------      ------------      ------------      ------------
Comprehensive income                                             $     24,874      $     19,382      $     10,587      $     10,489
                                                                 ============      ============      ============      ============

Earnings per share:
        Diluted                                                  $       1.15      $       0.87      $       0.59      $       0.47
                                                                 ============      ============      ============      ============
        Basic                                                    $       1.21      $       0.90      $       0.62      $       0.49
                                                                 ============      ============      ============      ============

Shares used in computing earnings per share:
        Diluted                                                    24,080,000        22,335,000        24,191,000        22,444,000
                                                                 ============      ============      ============      ============
        Basic                                                      22,906,000        21,674,000        23,021,000        21,544,000
                                                                 ============      ============      ============      ============

See accompanying notes to the consolidated financial statements.

                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the six months ended March 31, 2002 and 2001
                                           (in thousands)
                                             (Unaudited)

                                                                               Six Months Ended
                                                                                    March 31,
                                                                            -----------------------
                                                                               2002         2001
                                                                            ---------     ---------
Cash flows from operating activities
Net income                                                                  $  27,732     $  19,476
Adjustments to reconcile net income to cash provided by
  operating activities:
     Depreciation and amortization                                             13,589        11,982
     Gain on sales of investments                                              (1,605)          (46)
     Share of equity loss and write-off on equity investments                   1,071           510
     Deferred compensation                                                        499           499
     Tax benefit from exercise of stock options                                 8,520         3,036
     Loss on sale of fixed assets                                                 118            38
     Other                                                                          2          --
     Changes in operating assets and liabilities:
          Accounts receivable                                                   1,457        (2,496)
          Unbilled work in progress                                            (6,201)       (3,702)
          Prepaid expenses and other assets                                       342        (8,393)
          Accounts payable                                                      7,884           543
          Accrued compensation and employee benefits                           (1,554)           50
          Other accrued liabilities and other liabilities                      (2,271)         (637)
          Billings in excess of earned revenues                                   268        (1,091)
                                                                            ---------     ---------
                Net cash provided by operating activities                      49,851        19,769
                                                                            ---------     ---------

Cash flows from investing activities
          Purchases of property and equipment                                 (11,200)      (10,690)
          Cash portion of Nykamp acquisition                                   (2,593)         --
          Purchases of investments                                            (49,407)      (51,544)
          Proceeds from maturities of investments                               7,860        38,277
          Proceeds from sales of investments                                   91,371          --
                                                                            ---------     ---------
                Net cash provided by (used in) investing activities            36,031       (23,957)
                                                                            ---------     ---------

Cash flows from financing activities
          Principal payments of capital lease obligations                        --            (223)
          Proceeds from the exercise of stock options and
              issuance of treasury stock                                       15,968        14,454
           Dividends paid                                                        (919)         (578)
           Repurchase of company stock                                        (19,439)      (19,837)
                                                                            ---------     ---------
                Net cash used in  financing activities                         (4,390)       (6,184)
                                                                            ---------     ---------

           Increase (decrease) in cash and cash equivalents                    81,492       (10,372)
           Cash and cash equivalents, beginning of period                      24,608        39,506
                                                                            ---------     ---------
           Cash and cash equivalents, end of period                         $ 106,100     $  29,134
                                                                            =========     =========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   Notes to Consolidated Financial Statements


Note 1 General

         In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac and Company, Incorporated (the "Company") for the six months and three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals unless otherwise stated) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited; however, the September 30, 2001 balance sheet has been derived from audited financial statements. This report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Notes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 2001, contained in the 2001 Form 10-K, have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 2002.

         Certain amounts in the financial statements and note thereto have been reclassified to conform to 2002 classifications.


Note 2 Earnings Per Share

         The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                  Six months ended      Three months ended
                                                     March 31,               March 31,
                                               --------------------    --------------------
(in thousands, except per share data)            2002        2001        2002        2001
-------------------------------------------------------------------------------------------
Numerator - Net income                         $ 27,732    $ 19,476    $ 14,185    $ 10,659
                                               ========    ========    ========    ========

Denominator - Shares:
   Diluted weighted-average shares               24,080      22,335      24,191      22,444
   Dilutive effect of:
     Employee stock options                      (1,140)       (661)     (1,111)       (900)
     Restrictive securities issued in Nykamp
          acquisition                               (34)                    (59)
                                               --------    --------    --------    --------
   Basic weighted-average shares                 22,906      21,674      23,021      21,544
                                               ========    ========    ========    ========

Earnings per share:
   Diluted                                     $   1.15    $   0.87    $   0.59    $   0.47
                                               ========    ========    ========    ========
   Basic                                       $   1.21    $   0.90    $   0.62    $   0.49
                                               ========    ========    ========    ========


         The computation of diluted EPS for the six months ended March 31, 2002 and 2001 excludes stock options to purchase 646,000 and 114,000 shares of common stock, respectively. The computation of diluted EPS for the three months ended March 31, 2002 and 2001 excludes stock options to purchase 863,000 and 105,000 shares of common stock, respectively. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive.

Note 3 Cash Flow Statement

         Supplemental disclosure of cash flow information:

                                                               Six months ended
                                                                   March 31,
                                                             -------------------
(in thousands)                                                2002         2001
--------------------------------------------------------------------------------
Income tax payments                                          $ 1,312     $10,846
Interest paid                                                     13         115

Non-cash investing and financing activities:
  Issuance of treasury stock to ESOP and ESPP                  1,521       1,040
  Fair value of assets acquired from Nykamp                    6,425        --
  Liabilities acquired from Nykamp                               787        --
  Future installment share payments for acquisition
      of Nykamp                                                2,818        --
  Amortization of premium on investments                         388          55


Note 4 New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thereby eliminating use of the pooling-of-interest method. It also specifies the types of acquired intangible assets that are to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives are no longer amortized, but will instead be tested for impairment at least annually or more frequently if impairment circumstances arise. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its financial position, and results of its operations. Amortization of intangibles was approximately $1,134,000 million and $609,000 for the six months and three months ended March 31, 2002, respectively, compared to $1,050,000 and $525,000 for the respective corresponding periods of fiscal year 2001.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early application is encouraged. The Company implemented SFAS No. 143 in its first quarter of fiscal year 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. It replaces the provisions of APB opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is encouraged. The Company adopted SFAS No. 144 in its first quarter of fiscal year 2002. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 5 Segment information

         Effective October 1, 2001, the Company reorganized into four reportable segments worldwide to align with the new internal management of its business operations based on products. The reportable segments are Scoring, Strategy Machine, Consulting, and Software & Maintenance.

         The Scoring segment includes scoring services distributed through major credit bureaus, ChoicePoint and Call Credit; the ScoreNet(R) service; the PreScore(R) services; and insurance bureau scoring services sold through credit bureaus and ChoicePoint. These products and services were previously reported in the Global Data Repositories & Processors segment in fiscal year 2001.

         The Strategy Machine segment includes the following Strategy Machine(TM) Solutions: TRIAD(TM) credit account management services distributed through third-party bankcard processors and Fair, Isaac MarketSmart Decision System(R) (MarketSmart), LiquidCredit(R), TelAdaptive(TM), consumer services available through myFICO.com, and Strategy Science products. Our TRIAD credit account management services distributed through third-party bankcard processors products were included under the Global Data Repositories & Processors segment in fiscal year 2001, and the remaining products in this new segment were included in either the Global Financial Services segment or the Other segment in fiscal 2001.

         The Consulting segment includes all consulting services and custom analytics. In fiscal 2001, custom analytics were included in the Other segment and most other consulting services were reported in the segment in which the revenues from the related products and services were reported.

         The Software & Maintenance segment principally includes TRIAD(TM) end-user software, StrategyWare(R) and Decision System products. In fiscal 2001, our TRIAD end-user software, StrategyWare and Decision System products were included under the Global Financial Services and the Other segments.

         The segment information for the six months and three months ended March 31, 2001 has been restated to conform to the fiscal year 2002 presentation.

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

                                                                            Strategy                       Software &
(in thousands)                                              Scoring         Machine        Consulting      Maintenance       Total
------------------------------------------------------------------------------------------------------------------------------------
Six months ended March 31, 2002
  Revenue                                                   $ 59,800        $ 67,330        $ 27,748        $ 17,233        $172,111
                                                            ========        ========        ========        ========        ========
  Operating income                                          $ 28,736        $  5,495        $  1,529        $  6,066        $ 41,826
  Unallocated other income, net                                                                                                3,823
                                                                                                                            --------
  Income before income taxes                                                                                                $ 45,649
                                                                                                                            ========
Depreciation and Amortization                               $  3,486        $  7,364        $  1,705        $  1,034        $ 13,589
                                                            ========        ========        ========        ========        ========


Six months ended March 31, 2001
  Revenue                                                   $ 56,136        $ 64,656        $ 18,641        $ 19,021        $158,454
                                                            ========        ========        ========        ========        ========
  Operating income                                          $ 24,223        $  1,867        $    680        $  4,174        $ 30,944
  Unallocated other income, net                                                                                                2,236
                                                                                                                            --------
  Income before income taxes                                                                                                $ 33,180
                                                                                                                            ========
Depreciation and Amortization                               $  2,983        $  6,760        $  1,188        $  1,051        $ 11,982
                                                            ========        ========        ========        ========        ========


Three months ended March 31, 2002
  Revenue                                                   $ 29,711        $ 32,985        $ 15,044        $  9,310        $ 87,050
                                                            ========        ========        ========        ========        ========
  Operating income                                          $ 14,559        $  2,218        $    907        $  3,610        $ 21,294
  Unallocated other income, net                                                                                                1,964
                                                                                                                            --------
  Income before income taxes                                                                                                $ 23,258
                                                                                                                            ========
Depreciation and Amortization                               $  1,762        $  3,718        $    862        $    541        $  6,883
                                                            ========        ========        ========        ========        ========


Three months ended March 31, 2001
  Revenue                                                   $ 29,079        $ 32,232        $  9,412        $ 10,608        $ 81,331
                                                            ========        ========        ========        ========        ========
  Operating income                                          $ 13,002        $    374        $    417        $  3,279        $ 17,072
  Unallocated other income, net                                                                                                1,088
                                                                                                                            --------
  Income before income taxes                                                                                                $ 18,160
                                                                                                                            ========
Depreciation and Amortization                               $  1,503        $  3,413        $    590        $    540        $  6,046
                                                            ========        ========        ========        ========        ========

         The Company's revenues and percentage of revenues by reportable market segments are as follows:


                                               Six Months Ended                Six Months Ended
                                                March 31, 2002                  March 31, 2001
                                           ------------------------        ------------------------
Scoring                                    $ 59,800              35%       $ 56,136              35%
Strategy Machine                             67,330              39%         64,656              41%
Consulting                                   27,748              16%         18,641              12%
Software & Maintenance                       17,233              10%         19,021              12%
                                           --------        --------        --------        --------
                                           $172,111             100%       $158,454             100%
                                           ========        ========        ========        ========


                                               Three Months Ended             Three Months Ended
                                                March 31, 2002                  March 31, 2001
                                           ------------------------        ------------------------
Scoring                                    $ 29,711              34%       $ 29,079              36%
Strategy Machine                             32,985              38%         32,232              39%
Consulting                                   15,044              17%          9,412              12%
Software & Maintenance                        9,310              11%         10,608              13%
                                           --------        --------        --------        --------
                                           $ 87,050             100%       $ 81,331             100%
                                           ========        ========        ========        ========


         In addition, the Company's revenues and percentage of revenues on a geographical basis are set out as follows:


                                            Six Months Ended                    Six Months Ended
                                             March 31, 2002                      March 31, 2001
                                        -------------------------         -------------------------
United States                           $138,743               81%        $127,684               81%
International                             33,368               19%          30,770               19%
                                        --------         --------         --------         --------
                                        $172,111              100%        $158,454              100%
                                        ========         ========         ========         ========


                                           Three Months Ended                  Three Months Ended
                                             March 31, 2002                      March 31, 2001
                                        -------------------------         -------------------------

United States                           $ 67,924               78%        $ 64,379               79%
International                             19,126               22%          16,952               21%
                                        --------         --------         --------         --------
                                        $ 87,050              100%        $ 81,331              100%
                                        ========         ========         ========         ========


Note 6 Acquisition of Nykamp

         On December 11, 2001, the Company announced that it was acquiring substantially all of the assets of Nykamp Consulting Group, Inc. (Nykamp), a privately-held company based in Chicago. Nykamp provided customer relationship management strategy and implementation services. The agreement was signed on December 10, 2001 and the acquisition was completed on December 17, 2001. The assets acquired and liabilities assumed are recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. Under the acquisition agreement, the Company will pay total consideration valued at approximately $5.6 million, including cash and common stock over the next three years. As a result of the acquisition, assets and liabilities are recorded as follows:

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
                                                                 =======


Note 7 Investments

         On June 1, 2000, the Company entered into a joint venture with MarketSwitch Corporation (MKSW). The Company and MKSW each held a 50% voting interest in the joint venture, OptiFI, Inc. The Company accounts for the investment on an equity basis and records its equity share of the joint venture's operating gain/loss each period. At September 30, 2001, the investment was valued at $1,076,000 after the Company recorded its cumulative equity share of the operating loss of the joint venture of $924,000 for fiscal years 2000 and 2001.

         During the quarter ended March 31, 2002, the joint venture wound down its business operations, reverted certain rights in its intangible assets to MKSW and the Company, and distributed its remaining assets among its creditors. Pursuant to a separation agreement signed by MKSW, the Company and the joint venture, in consideration for the rights assigned pursuant to the separation agreement, the Company and MKSW agreed to pay to the joint venture the amount of $5,000 each upon execution of the separation agreement. The Company has no further obligation to fund the joint venture or to discharge any of its remaining indebtednesses.

         During the three and six months ended March 31, 2002 the Company recorded its equity share of operating loss of the joint venture at approximately $580,000 and $866,000, respectively, compared to $165,000 and $314,000 in the respective periods of the prior fiscal year. For the three months ended March 31, 2002, the Company recorded its equity share of operating losses of $580,000 up until the date when the decision was made to wind down the business operations of the joint venture, at which time, the Company wrote off the remaining investment balance, valued at approximately $210,000. The Company recorded its share of the equity loss of the joint venture and the investment write-off under Other income, net.


Note 8 Commitments and Contingencies

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.


Note 9 Subsequent Events

         On April 22, 2002, the Company announced a three-for-two stock split of its outstanding shares of common stock to be effected in the form of a stock dividend. As a result of the stock split, stockholders of record at the close of business on May 15, 2002 will receive an additional share of Fair, Isaac common stock for every two shares owned. Additional shares resulting from the split will be distributed on June 5, 2002, and the Company will pay cash in lieu of fractional shares. The stock split will increase the number of shares outstanding to approximately 35 million.

         On April 29, 2002, the Company announced that it signed a merger agreement with HNC Software Inc. (HNC), a provider of high-end analytic and decision management software. The Company expects that the addition of HNC's domain and technology expertise will allow the combined company to offer a more complete set of solutions to core markets, including financial services, retail, telecommunications, and insurance, as well as gain new opportunities in government and healthcare. Under the merger agreement, approved by both Boards of Directors, at the effective time of the merger, the stockholders of HNC will receive 0.346 of a newly issued Fair, Isaac share for each share of HNC. HNC stockholders will own approximately 35% of the total outstanding capital stock of the merged company. The overall transaction is valued at approximately $810 million, based on the closing price of Fair, Isaac stock on April 26, 2002. The transaction is expected to be tax-free to stockholders of both companies for U.S. federal income tax purposes and is expected to close in the Company's fourth quarter of fiscal year 2002, subject to regulatory review, approval by both companies' stockholders and certain other conditions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Certain statements contained in this Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; (iv) statements concerning our pending merger with HNC Software Inc., including the timing of closing; and (v) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this Item 2, Management's Discussion and Analysis of
Financial Condition and Results of Operations-Risk Factors, below. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents the Company files from time to time with the Securities and Exchange Commission, including our Reports on Forms 10-Q, 10-K and 8-K to be filed by the Company in fiscal year 2002.

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

         On April 29, 2002, we announced the signing of a merger agreement with HNC Software Inc. (HNC), a provider of high-end analytic and decision management software. Under the merger agreement, approved by both Boards of Directors, at the effective time of the merger, the stockholders of HNC will receive 0.346 of a newly issued Fair, Isaac share for each share of HNC. HNC stockholders will own approximately 35% of the total outstanding capital stock of the merged company. The overall transaction is valued at approximately $810 million, based on the closing price of Fair, Isaac stock on April 26, 2002. The transaction is expected to be tax-free to stockholders of both companies for U.S. federal income tax purposes and is expected to close in the fourth quarter of our fiscal year 2002, subject to regulatory review, approval by both companies' stockholders and certain other conditions.

         Our revenues for the three months ended March 31, 2002 reached $87.1 million, up 7% as compared to revenues of $81.3 million for the same period in fiscal 2001. Net income for the three months ended March 31, 2002 increased 33% to $14.2 million, or $0.59 per diluted share, compared with net income of $10.7 million, or $0.47 per diluted share, for the corresponding period of fiscal 2001.

         Our revenues for the six months ended March 31, 2002 were $172.1 million, up 9% from $158.5 million for the same period last fiscal year. Net income for the six months increased 42% to $27.7 million, or $1.15 per diluted share, compared with $19.5 million, or $0.87 per diluted share, for the same period in the prior fiscal year.

         Effective October 1, 2001, the Company reorganized into four reportable segments worldwide to align with the new internal management reporting of our business operations based on products. These four reportable segments are Scoring, Strategy Machine, Consulting, and Software and Maintenance, which are further described below.

         o Scoring. This segment includes our scoring services distributed through major credit bureaus, including TransUnion Corporation, Experian Information Solutions, Inc. and Equifax Inc., ChoicePoint and Call Credit; our ScoreNet service sold directly to credit grantors which allows credit grantors to obtain our credit bureau scores and related data from the credit bureaus on their existing accounts for use in their account management system or for integration with the services of a credit card processor; our PreScore services offered through credit bureaus for large credit card issuers that contract directly with us for scores to pre-screen prospects for their mailing solicitations; and insurance bureau scores sold through credit bureaus and ChoicePoint. These services primarily generate usage revenues. Scoring segment products were included under the Global Data Repositories & Processors segment in fiscal year 2001.

         o Strategy Machine. Our Strategy Machine Solutions can deliver a complete solution, encompassing software, data, analytics and operations, for a specific function for the customer. The lines of products and services in this segment are our
                  TRIAD(TM) credit account management services distributed through third-party bankcard processors who include First Data Resources, Inc., Total System Services, Inc. and Electronic Data Systems, Inc.; Fair, Isaac MarketSmart Decision System (MarketSmart), LiquidCredit, TelAdaptive, consumer services available through myFICO.com, and Strategy Science. These products and services are generally sold on a usage basis. Our TRIAD credit account management services distributed through third-party bankcard processors products were included under the Global Data Repositories & Processors segment in fiscal 2001, and the remaining products in this new segment were included under either the Global Financial Services segment or the Other segment.

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

         o Software and Maintenance. This segment is comprised of our software products that are sold directly to the end user, who is responsible for installing, operating and supporting them. The principal software products in this segment are TRIAD(TM) end-user software, StrategyWare and Decision System products. These products are generally licensed to a single user on a fixed-price basis. This segment also includes ongoing maintenance revenue related to installed software systems. In fiscal 2001, TRIAD end-user software, StrategyWare and Decision System products were included under the Global Financial Services and the Other segments.

         Comparative segment revenues, operating income, and related financial information for the six and three months ended March 31, 2002 and the corresponding periods in fiscal 2001 are set forth in Note 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

         The following table displays (a) the percentage of revenues represented by each segment in the six and three months ended March 31, 2002 and (b) the percentage change in the amount of revenues within each segment from the corresponding periods in the prior fiscal year.

                              Six Months                                  Three Months
                                 Ended              Percentage                Ended           Percentage
                                March 31,             Change                March 31,            Change
                           ------------------         ------            -----------------        ------
                           2002          2001                           2002         2001
                           ----          ----                           ----         ----
Scoring                      35%           35%            7%            34%           36%            2%
Strategy Machine             39%           41%            4%            38%           39%            2%
Consulting                   16%           12%           49%            17%           12%           60%
Software & Maintenance       10%           12%           (9%)           11%           13%          (12%)
                            ---           ---                          ---           ---
Total                       100%          100%            9%           100%          100%            7%
                            ===           ===                          ===           ===

         The growth in Scoring segment revenues in the six months ended March 31, 2002, compared to the same period in the prior fiscal year, was primarily due to increased revenues derived from risk and insurance scoring services at the credit bureaus and the PreScore service. This growth was mainly attributable to increased marketing efforts of credit card issuers and a strong market for mortgage re-financings. These increases were partially offset by decreased revenues derived from ScoreNet. Scoring segment revenues increased in the three months ended March 31, 2002, compared to the same period in the prior fiscal year, primarily due to increased revenues derived from insurance scoring services at the credit bureaus and PreScore services, partially offset by a slight decline in revenues derived from sales of risk and marketing scores.

         The increases in revenues derived from our Strategy Machine segment in the six and three months ended March 31, 2002, compared with the same periods in the prior fiscal year, were due primarily to increased revenues from MarketSmart and our newer products. Our first consumer service through myFICO.com was introduced in March 2001 and our first Strategy Science offering was introduced during the third quarter of fiscal 2001. These revenue increases were partly offset by decreased revenues from sales of List Processing services.

         Compared to the corresponding periods in the prior fiscal year, consulting revenues grew in the six and three months ended March 31, 2002, primarily due to revenues resulting from the acquisition of the Nykamp business and increased revenues derived from consulting services related to MarketSmart, Strategy Science, Decision System, and StrategyWare.

         Revenues derived from our Software and Maintenance segment decreased in the six and three months ended March 31, 2002, compared with corresponding periods in the prior fiscal year, due primarily to decreases in revenues from StrategyWare and maintenance support for retired products. These decreases were partially offset by increased sales of our Decision System product.

         In the first half of fiscal 2002, revenues generated from our agreements with TransUnion, Equifax and Experian accounted for approximately 8%, 12% and 7% of revenues, respectively. In the first half of fiscal 2001, TransUnion accounted for approximately 10% of our revenues; Equifax, approximately 10%; and Experian, approximately 8%. For the first half of fiscal 2002, revenues produced through credit bureaus increased approximately 13%
compared to the same period in fiscal 2001 and accounted for approximately 36% of revenues in the first half of fiscal 2002. Revenues from alliances with the credit bureaus, including services distributed through such alliances, increased 14% in fiscal 2001 and 13% in fiscal 2000 as compared to the prior fiscal year, and accounted for approximately 38% of revenues in fiscal 2001 and 37% in fiscal 2000. Revenues generated from processors accounted for approximately 11% of our revenues in the first half of fiscal 2002 and in the corresponding period in the prior fiscal year.

         While we have been successful in extending or renewing our agreements with credit bureaus and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on our revenues and operating margin.

         Revenues derived from clients outside the United States represented approximately 19% of total revenues in the six months ended March 31, 2002 and the corresponding period of the prior fiscal year. During fiscal 2001 and 2000, we derived approximately 18% and 19% of our revenues respectively, from business outside the United States. Fluctuations in currency exchange rates have not had a significant effect on revenues to date. In October 2001, we initiated a hedging program by taking out forward foreign currency contracts normally of less than a six-month period to reduce our exposure to fluctuations in certain foreign currency translation rates resulting from holding net assets denominated in foreign currencies. All gains and losses realized on the maturity of forward foreign currency contracts are reflected in the reporting periods in which they are realized. All open forward foreign currency contracts existing at the end of the reporting period are revalued at the respective forward foreign currency rates prevailing at the end of the reporting period to the maturity dates of the open contracts. Unrealized revaluation gains/losses on such open contracts are also reflected in the income statement of the current reporting period. In the six months ended March 31, 2002, net realized and unrealized losses of $89,000 on foreign currency net assets and forward foreign currency contracts are reported under Other income, net; and for the same period of fiscal 2001, $292,000 net realized and unrealized losses were reported under cost of revenues, and the remaining net losses of $106,000 were reported under Other income, net. The Company believes that foreign exchange does not have a current material impact to its consolidated financial results.

Expenses

         The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Consolidated Statements of Income and Comprehensive Income and (b) the percentage change in the amount of each such line item from the corresponding periods in the prior fiscal year.

                                             Six Months                                 Three Months
                                                Ended              Percentage              Ended             Percentage
                                               March 31,             Change               March 31,            Change
                                          ------------------         ------           -----------------        ------
                                          2002          2001                          2002         2001
                                          ----          ----                          ----         ----
Revenues                                  100%          100%          N/A             100%         100%         N/A
Costs and expenses:
   Cost of revenues                        45%           45%            7%             45%          46%           4%
   Research and development                 9%            9%            1%              8%           9%          (1%)
   Sales, general and administrative       21%           25%           (6%)            22%          23%          (1%)
   Amortization of intangibles              1%            1%            8%              1%           1%          16%
                                          ----          ----                          ----         ----
      Total costs and expenses             76%           80%            2%             76%          79%           2%
                                          ----          ----                          ----         ----
Income from operations                     24%           20%           35%             24%          21%          25%
   Other income, net                        2%            1%           71%              2%           1%          81%
                                          ----          ----                          ----         ----
   Income before income taxes              26%           21%           38%             26%          22%          28%
   Provision for income taxes              10%            9%           31%             10%           9%          21%
                                          ----          ----                          ----         ----
Net Income                                 16%           12%           42%             16%          13%          33%
                                          ====          ====                          ====         ====

Costs and Expenses

         Cost of revenues consists primarily of personnel directly involved in creating, installing and supporting revenue products; travel and related overhead costs; costs of computer service bureaus; and our payments made to credit bureaus for scores and for related outside support in connection with the ScoreNet service. As compared with the same periods a year earlier, the costs of revenues, as a percentage of revenues, in the six and three months ended March 31, 2002, were substantially the same, but in absolute dollars increased primarily due to transition costs associated with a new arrangement, implemented in the fourth quarter of fiscal 2001, to outsource our mainframe operations to International Business Machines Corp.

         Research and development expenses include the personnel and related overhead costs incurred in development, researching mathematical and statistical models and developing software tools that are aimed at improving productivity, profitability and management control. Research and development expenses in the six months and three months ended March 31, 2002, as a percentage of revenues, were consistent with the corresponding period of fiscal 2001.

         Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, business development expenses, and the cost of operating our computer systems. As a percentage of revenues, these expenses for the six and three months ended March 31, 2002 decreased, as compared to the corresponding periods of fiscal 2001, due primarily to lower personnel and facility costs.

         At March 31, 2002 we employed 1,486 persons worldwide compared with 1,476 employees at March 31, 2001. The increase in personnel is primarily due to personnel hired in connection with the acquisition of assets from Nykamp, offset by reductions in data center support staff.

         We amortize the intangible assets arising from various acquisitions over periods ranging from four to fifteen years. Amortization of goodwill and other intangible assets was approximately $1.1 million and $0.6 million for the six months and three months ended March 31, 2002, respectively, compared to $1.1 million and $0.5 for the respective corresponding periods of fiscal 2001.

Other income, net

         Other income, net consists mainly of interest income from investments, interest expense, exchange rate gains/losses from holding foreign currencies in bank accounts, and other non-operating items. Other income, net increased in the six and three months ended March 31, 2002 compared with the corresponding periods a year earlier, primarily due to net gain on sales of investments of approximately $1.6 million and $1.0 million in the six months and the three months ended March 31, 2002, respectively.

Provision for income taxes

         Our effective tax rate is 39.25% and 39% in the six months and three months ended March 31, 2002, respectively, as compared to 41.3% for the corresponding prior year periods. The decrease is primarily due to the utilization of valuation allowance from capital gains, implementation of the "extraterritorial income exclusion" regime, the availability of research and development tax credits, and the revision to the state tax rate to reflect activities in states with lower tax rates.

Financial Condition

         Our working capital increased to approximately $173.9 million at March 31, 2002, from approximately $94.6 million at September 30, 2001 primarily due to significant increases in cash inflows resulting from operating activities, proceeds from sales of investments, and proceeds from the exercise of stock options and issuance of treasury stock, partially offset by the acquisition of assets from Nykamp and decreased proceeds from maturities of investments. See
Note 6 to the Consolidated Financial Statements for additional information on the acquisition of Nykamp.

         Cash and investments increased to approximately $181.8 million at March 31, 2002 from approximately $154.6 million at September 30, 2001. Our long-term obligations are mainly related to employee incentive and benefit obligations.

         In fiscal 1999, we initiated a stock repurchase program to purchase up to 1.5 million shares of our common stock, to be funded by cash on hand. During our second quarter of fiscal 2002, we purchased 323,000 shares of our outstanding common stock for $19.4 million, completing this repurchase plan. On April 23, 2002, our Board of Directors authorized a new common stock repurchase program for up to 1.5 million shares (or 2.25 million shares, after giving effect to the pending three-to-two stock split). Under the new program, we may purchase shares from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's management, based on its evaluation of market conditions and other factors. As of May 10, 2002, we had purchased approximately
1.1 million shares of our outstanding common stock for $61.5 million under the new program.

         We believe that our current cash and cash equivalents, short-term cash investments and cash expected to be generated from operations will be sufficient to meet our working capital, capital expenditure, and investment needs for both the current fiscal year and the foreseeable future.

Critical Accounting Policies and Estimates

         We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, goodwill and other intangible assets, capitalized software development costs, income taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

         We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

         We recognize software revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" as modified by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We recognize other non-software revenue in accordance with the guidance provided by Staff Accounting Bulletin 101 issued by the Securities and Exchange Commission.

         In most cases, we recognize software license revenue upon delivery, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, collections are probable, and we are not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software.

         If the arrangement involves (1) development of custom scoring systems or (2) significant production, customization, or modification of software or service essential to the functionality of the software, the revenue is generally recognized under the percentage-of-completion method contract accounting. Progress toward completion is generally measured by achieving certain standards and objectively verifiable milestones present in each project. In order to apply the percentage of completion of method, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion.

         Revenues from multiple element arrangements are allocated to each element based on the relative fair values of the elements. The determination of fair value is based on objective evidence that is specific to our business. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each element does exist or until all elements of the arrangement are delivered. If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all of the undelivered elements, then the residual method of accounting is applied. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

         Revenue determined by the percentage-of-completion method in excess of contract billings is recorded as unbilled work in progress. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Billings received in advance of performance under contracts are recorded as billings in excess of earned revenues.

         Revenues recognized from our credit scoring, data processing, data management, internet delivery services and consulting are generally recognized as these services are performed, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, and collections are probable.

         Revenues from post-contract customer support, such as maintenance, are recognized on a straight-line basis over the term of the contract.

Allowance for doubtful accounts

         We  make  estimates   regarding  the  collectibility  of  our  accounts
receivables. When we evaluate the adequacy of our allowance for doubtful accounts, we closely analyze specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payments terms. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

Goodwill and other intangible assets

         Under current accounting standards, that are to be modified at the start of our next fiscal year, we make judgments about the remaining useful lives of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the carrying value of the assets recorded on our balance sheet. In order to judge the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its actual fair value.

         Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses would result in greater or lesser impairment charges, which would affect net income and result in different amounts on our balance sheet. Beginning next fiscal year, the method for assessing potential impairments of intangibles will change based on new accounting rules issued by the FASB and related implementation guidance.

Capitalized software development costs

         We capitalize certain software development costs after establishment of a product's technological feasibility. Such costs are then amortized over the estimated life of the related product. Periodically, we compare a product's unamortized capitalized cost to the product's net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product's estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, write-offs of capitalized software costs could result.

Income taxes

         We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period.

Contingencies and litigation

         We are subject to various proceedings, lawsuits and claims relating to product, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies.

Risk Factors

We face numerous risks in connection with the proposed merger with HNC. These risks may adversely affect our results of operations whether or not the merger is completed.

         We are subject to the risk that the merger may not be completed on a timely basis or at all. These risks include the following:

         o If the merger is not completed, the price of our common stock may decline to the extent that its current market price reflects a market assumption that the merger will be completed.

         o Our business may be adversely affected to the extent that the prospect of the proposed merger harms our relationships with customers and employees. Customers may delay or defer purchasing decisions because of uncertainty about the direction of the combined company's product offerings. Employees may be uncertain about their future role with the combined company until integration plans are finalized, which could adversely effect our ability to attract or retain key employees.

         o The completion of the merger depends on regulatory approval which, even if granted, may result in unfavorable restrictions or conditions. Any delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction, including a decline in the price of our common stock.

         o We will be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees and certain filing fees, whether or not the merger is completed.

         Even if the merger is completed, the combined company may not realize the expected benefits of the merger because of integration and other challenges. These risks include the following:

         o The failure of the combined company to meet the complex challenges involved in integrating the products, technology, personnel and other operations of the Company and HNC successfully or otherwise to realize any of the anticipated benefits of the merger, including anticipated cost savings, could seriously harm the results of operations of the combined company.

         o Managing the implementation of the integration plan will divert management attention from ongoing business concerns, which could harm future operating results.

         o The combined company must retain and motivate key employees, which will be more difficult in light of uncertainty regarding the merger, and failure to do so could seriously harm the combined company. Motivating employees and keeping them focused on the strategies and goals of the combined company may be particularly difficult due to the potential distractions of the merger and morale challenges posed by workforce reductions of the combined company anticipated in connection with the merger.

         o Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following the merger. Under the purchase method of accounting, the combined company will allocate the total estimated purchase price to HNC's net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development will be expensed by the combined company in the quarter in which the merger is completed. That amount has not yet been determined, but may be material. The combined company will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets. The combined company will also incur liabilities and restructuring charges associated with integration planning, including costs associated with employee severance and facilities closures, which are currently unknown but may be material.

         The foregoing risks will be described in more detail in the joint proxy statement/prospectus related to the merger which we will file with the SEC as a registration statement on Form S-4.

Our revenues are dependent, to a great extent, upon general economic conditions and more particularly, upon conditions in the consumer credit and the financial services industries.

         Approximately 82% of our revenues are derived from sales of products and services to the consumer credit and financial services industry in the first half of both fiscal 2002 and 2001. A downturn in the consumer credit industry or the financial services industry caused by increases in interest rates or a tightening of credit, among other factors, could harm our results of operations. The revenue growth and profitability of our business depends on the overall demand for our existing and new products. A softening of demand for our decisioning solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. There can be no assurance that we will be able to effectively promote future revenue growth in our business. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our largest institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management business by cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth. For example, consolidation in the financial services industry could change the demand for our products and services that support our clients' customer acquisitions programs. There can be no assurance that we will be able to effectively promote future revenue growth in our business. In addition, recent terrorist attacks upon the U.S. have added (or exacerbated) economic, political and other uncertainties, which could adversely affect the Company's revenue growth.

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

         Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue for the foreseeable future. Consequently, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors, and in this event the market price of our common stock would likely fall. In addition, with the exception of the cost of ScoreNet service data purchased by us, most of our operating expenses are not affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may have a significant impact on operating results. Factors that affect our revenues and operating results include the following:

         o        Variability   in   demand   from   our   existing   customers,
                  particularly within our Strategy Machine and Scoring segments;

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

         We have a significant share of the available market for our traditional products and services, such as the products and services included in our Scoring and Strategy Machine segment (specifically, account management services at credit card processors). To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, insurance, small business lending, retail, telecommunications and our newest market, personal credit management. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will be harmed.

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

         Updates of models and development of new and enhanced models depend to a significant extent on availability of statistically relevant data. Such data is usually obtained under agreements with our clients. Refusals by clients to provide such data or to obtain permission of their customers to provide such data, and privacy and data protection restrictions, could result in loss of access to the required data. Any interruption of our supply of data could have a material adverse effect on our business, financial condition or results of operations.

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

         In connection with our consumer services, many of the same regulations are pertinent. In this arena, however, our activities are more directly affected by regulation. For example, the Fair Credit Reporting Act, or FCRA, governs when and how we may deliver credit score explanation services to consumers. The Financial Services Modernization Act of 1999 requires us to make certain disclosure to consumers regarding our collection and use of personal information and grants consumers certain opt out rights. This type of regulation creates risk associated with compliance, such as possible regulatory enforcement action.

         Changes to existing regulation or legislation, new regulation or legislation, or more restrictive interpretation of existing regulation by enforcement agencies, could harm our business, results of operations and financial condition. Examples of possible regulatory developments that could affect our business include new restrictions on the sharing of information by affiliated entities, narrowing of the permitted uses of consumer report data, and mandates to provide credit scores to consumers. The permitted uses of consumer report data in connection with certain customer acquisition efforts are governed primarily by the FCRA. The relevant federal preemption provisions effectively sunset in 2004. Unless extended, the sunset of preemption could lead to greater state regulation, increasing the cost of customer acquisition activity. Such state legislation could cause financial institutions to pursue new strategies, negatively affecting the demand for our existing offerings.

Our operations outside the United States subject us to unique risks that may harm our results of operations.

         A growing portion of our revenues is derived from international sales. During the six months ended March 31, 2002, approximately 19% of our revenues was derived from business outside the United States and approximately 18% and 19% in fiscal 2001 and 2000 respectively. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

         There can be no assurance that we will be able to successfully address each of these challenges in the near term. Some of our business is conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses are not currently material to our financial position, results of operations or cash flows. Foreign currency transaction losses were $89,000, and $398,000 for the first half of fiscal 2002 and 2001, respectively. An increase in our foreign revenues could subject us to increased foreign currency transaction risks in the future.

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

         Internet-based, business-to-business electronic commerce requires the secure transmission of confidential information over public networks. Several of our products, including our new consumer services, are accessed through the Internet. Consumers using the Internet to access their personal information will demand the secure transmission of such data. Security breaches in connection with the delivery of our products and services, including our netsourced products and consumer services, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the technology we use to protect content and transactions on the networks on which the netsourced products and the proprietary information in our databases are accessed or on which the consumer services is made available. Anyone who is able to circumvent our security measures or the security measures of our business partners could misappropriate proprietary, confidential customer information or cause interruptions to our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by such breaches. Further, a well-publicized compromise of security could deter people and businesses from using the Internet to conduct transactions that involve transmitting confidential information.

We are dependent upon major contracts with credit bureaus.

         A substantial portion of our revenues is derived from contracts with the three major credit bureaus. These contracts, which normally have a term of five years or less, accounted for approximately 38%, and 37% of our revenues in fiscal 2001 and 2000, respectively. If we are unable to renew any of these contracts on the same or similar terms, our revenues and results of operations would be harmed.

We may incur risks related to acquisitions or significant investment in businesses.

         As part of our business strategy, we have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies, such as the planned merger with HNC that we recently announced. Any acquisitions or
investments   will  be  accompanied   by  the  risks  commonly   encountered  in
acquisitions of businesses. Such risks include, among other things, the possibility that we will pay more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential product liability associated with the sale of the acquired company's products, the potential disruption of our ongoing business, the distraction of management from our business, and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could harm our business, results of operations or financial position, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, and rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

Backlog orders may be cancelled or delayed.

         There is no assurance that backlog will result in revenues. We believe that increased revenue growth in fiscal 2002 and later years will continue to depend on sales of newly developed products.

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

         The  following  table  presents  the  principal   amounts  and  related
weighted-average yields for our fixed rate investment portfolio at March 31, 2002 and September 30, 2001:

                                                      March 31, 2002                September 30, 2001
                                               ---------------------------      ----------------------------
                                               Book/Market         Average      Book/Market          Average
(in thousands)                                    Value             Yield          Value             Yield
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                       $ 95,504            1.75%        $ 16,918            2.87%


Short-term investments                             7,728            2.11%          13,800            2.57%


Long-term investments                             64,135            3.94%         110,709            3.78%
                                                --------                         --------
                                                $167,367            2.61%        $141,427            3.55%
                                                ========                         ========

ITEM 6.  Exhibits and Reports on Form 8-K.

(b)      Reports on Form 8-K:

         No report on Form 8-K was filed during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FAIR, ISAAC AND COMPANY, INCORPORATED


DATE: May 14, 2002

                                      By /s/ Henk J. Evenhuis
                                         ---------------------------------------
                                         Henk J. Evenhuis
                                         Vice President and Chief
                                         Financial Officer