Form 10-Q
period 2002-06-30
FAIR ISAAC & COMPANY INC
filed 2002-08-14
CIK 814547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------

                                    FORM 10-Q

         (Mark One)

              [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

     The number of shares of Common Stock, $0.01 par value per share, outstanding on August 9, 2002, was 51,029,373.

                                       TABLE OF CONTENTS

                                                                                          Page
PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements..............................................................  3

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations.................................................................. 14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........................ 33




PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.................................................. 35




SIGNATURES   ............................................................................. 36

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                                June 30, 2002 and September 30, 2001
                                                           (in thousands)
                                                                                                  (UNAUDITED)            (AUDITED)
                                                                                                   June 30,            September 30,
                                                                                                     2002                   2001
                                                                                                   ---------              ---------
Assets
Current assets:
       Cash and cash equivalents                                                                   $  42,013              $  24,608
       Short-term investments                                                                         16,822                 13,800
       Accounts receivable, net                                                                       55,522                 51,619
       Unbilled work in progress                                                                      28,943                 28,452
       Prepaid expenses and other current assets                                                      13,408                 10,565
       Deferred income taxes                                                                           6,512                  5,217
                                                                                                   ---------              ---------
              Total current assets                                                                   163,220                134,261

Investments                                                                                           60,305                116,143
Property and equipment, net                                                                           48,491                 49,383
Intangibles, net                                                                                       8,741                  6,530
Deferred income taxes                                                                                  5,504                  5,504
Other assets                                                                                           3,493                  5,192
                                                                                                   ---------              ---------
              Total assets                                                                         $ 289,754              $ 317,013
                                                                                                   =========              =========

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                                                            $   2,265              $   1,415
       Accrued compensation and employee benefits                                                     13,619                 18,233
       Other accrued liabilities                                                                      16,609                  9,959
       Billings in excess of earned revenues                                                          10,247                 10,030
                                                                                                   ---------              ---------
           Total current liabilities                                                                  42,740                 39,637
                                                                                                   ---------              ---------
Long-term liabilities:
         Accrued compensation and employee benefits                                                    4,465                  4,755
         Other liabilities                                                                               394                    849
                                                                                                   ---------              ---------
              Total long-term liabilities                                                              4,859                  5,604
                                                                                                   ---------              ---------

              Total liabilities                                                                       47,599                 45,241
                                                                                                   ---------              ---------

Stockholders' equity:
       Common stock                                                                                      351                    233
       Paid in capital in excess of par value                                                        130,694                 95,875
       Retained earnings                                                                             241,251                200,737
       Less treasury stock, at cost                                                                 (129,694)               (26,446)
       Accumulated other comprehensive income (loss)                                                    (447)                 1,373
                                                                                                   ---------              ---------
              Total stockholders' equity                                                             242,155                271,772
                                                                                                   ---------              ---------
              Total liabilities and stockholders' equity                                           $ 289,754              $ 317,013
                                                                                                   =========              =========

See accompanying notes to the consolidated financial statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  For the nine months and three months ended June 30, 2002 and 2001
                                                (in thousands, except per share data)
                                                             (Unaudited)
                                                                            Nine Months Ended               Three Months Ended
                                                                                 June 30,                          June 30,
                                                                        --------------------------        -------------------------
                                                                           2002            2001             2002             2001
                                                                        ---------        ---------        ---------       ---------
Revenues                                                                $ 263,125        $ 242,687        $  91,014       $  84,233

Costs and expenses:
        Cost of revenues                                                  118,436          110,714           40,724          37,991
        Research and development                                           21,672           21,659            6,894           6,981
        Sales, general and administrative                                  57,004           58,338           20,343          19,279
        Amortization of intangibles                                         1,743            1,575              609             525
                                                                        ---------        ---------        ---------       ---------
                 Total costs and expenses                                 198,855          192,286           68,570          64,776
                                                                        ---------        ---------        ---------       ---------
Income from operations                                                     64,270           50,401           22,444          19,457
Other income, net                                                           4,439            3,362              616           1,126
                                                                        ---------        ---------        ---------       ---------
Income before income taxes                                                 68,709           53,763           23,060          20,583
Provision for income taxes                                                 26,625           21,935            8,708           8,231
                                                                        ---------        ---------        ---------       ---------
Net income                                                              $  42,084        $  31,828        $  14,352       $  12,352
                                                                        =========        =========        =========       =========

Net Income                                                              $  42,084        $  31,828        $  14,352       $  12,352
Other comprehensive income (loss), net of tax:
        Unrealized holding gains (losses)
              during the period                                              (895)            (179)             814            (172)
        Less: Realized gains previously recognized
               in other comprehensive income                                 (974)            --               --              --
                                                                        ---------        ---------        ---------       ---------
             Net unrealized gains (losses)                                 (1,869)            (179)             814            (172)
        Foreign currency translation adjustments                               49             (176)             224             (89)
                                                                        ---------        ---------        ---------       ---------
Other comprehensive income (loss)                                          (1,820)            (355)           1,038            (261)
                                                                        ---------        ---------        ---------       ---------
Comprehensive income                                                    $  40,264        $  31,473        $  15,390       $  12,091
                                                                        =========        =========        =========       =========

Earnings per share:
        Diluted                                                         $    1.17        $    0.93        $    0.41       $    0.35
                                                                        =========        =========        =========       =========
        Basic                                                           $    1.23        $    0.97        $    0.43       $    0.37
                                                                        =========        =========        =========       =========

Shares used in computing earnings per share:
        Diluted                                                            35,832           34,085           35,233          34,956
                                                                        =========        =========        =========       =========
        Basic                                                              34,113           32,736           33,629          33,192
                                                                        =========        =========        =========       =========

See accompanying notes to the consolidated financial statements.

                                                FAIR, ISAAC AND COMPANY, INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the nine months ended June 30, 2002 and 2001
                                                           (in thousands)
                                                             (Unaudited)

                                                                                                          Nine Months Ended
                                                                                                               June 30,
                                                                                                     ------------------------------
                                                                                                       2002                 2001
                                                                                                     ---------            ---------
Cash flows from operating activities
Net income                                                                                           $  42,084            $  31,828
Adjustments to reconcile net income to cash provided by
  operating activities:
     Depreciation and amortization                                                                      20,531               18,555
     Gain on sales of investments                                                                       (1,605)                 (48)
     Share of equity loss and write-off on equity investments                                            1,055                  570
     Deferred compensation                                                                                 748                  748
     Tax benefit from exercise of stock options                                                         10,781                6,673
     Amortization of premium on investments                                                                507                  145
     Allowance for bad debts                                                                             1,059                  603
     Loss on sale of fixed assets                                                                          121                  169
     Other                                                                                                  10                 --
     Changes in operating assets and liabilities:
          Accounts receivable                                                                           (3,087)              (4,140)
          Unbilled work in progress                                                                       (491)              (5,262)
          Prepaid expenses and other assets                                                               (328)              (3,809)
          Accounts payable                                                                                 568                 (872)
          Accrued compensation and employee benefits                                                    (1,463)               1,838
          Other accrued liabilities and other liabilities                                                5,437                  (76)
          Billings in excess of earned revenues                                                           (281)                 888
                                                                                                     ---------            ---------
                Net cash provided by operating activities                                               75,646               47,810
                                                                                                     ---------            ---------

Cash flows from investing activities
          Purchases of property and equipment                                                          (17,701)             (17,680)
          Cash portion of Nykamp acquisition                                                            (2,593)                --
          Purchases of investments                                                                     (49,800)             (97,582)
          Proceeds from maturities of investments                                                        7,860               47,862
          Proceeds from sales of investments                                                            91,371                 --
                                                                                                     ---------            ---------
                Net cash provided by (used in) investing activities                                     29,137              (67,400)
                                                                                                     ---------            ---------

Cash flows from financing activities
          Principal payments of capital lease obligations                                                 --                   (338)
          Proceeds from the exercise of stock options and
              issuance of treasury stock                                                                20,269               25,794
           Dividends paid                                                                               (1,570)                (873)
           Repurchase of company stock                                                                (105,937)             (19,841)
           Cash paid in lieu of stock for stock-split                                                     (140)                 (49)
                                                                                                     ---------            ---------
                Net cash (used in) provided by financing activities                                    (87,378)               4,693
                                                                                                     ---------            ---------

           Increase (decrease) in cash and cash equivalents                                             17,405              (14,897)
           Cash and cash equivalents, beginning of period                                               24,608               39,506
                                                                                                     ---------            ---------
           Cash and cash equivalents, end of period                                                  $  42,013            $  24,609
                                                                                                     =========            =========

See accompanying notes to the consolidated financial statements.

                      FAIR, ISAAC AND COMPANY, INCORPORATED
                   Notes to Consolidated Financial Statements


Note 1     General

         In management's opinion, the accompanying unaudited consolidated financial statements for Fair, Isaac and Company, Incorporated (the "Company") for the nine months and three months ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals unless otherwise stated) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements presented herein are unaudited; however, the September 30, 2001 balance sheet has been derived from audited financial statements. This report and the accompanying financial statements should be read in connection with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Notes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended September 30, 2001, contained in the 2001 Form 10-K, have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 2002.

         Certain amounts in the financial statements and notes thereto have been reclassified to conform to 2002 classifications.

Note 2 Earnings Per Share

         The following reconciles the numerators and denominators of diluted and basic earnings per share (EPS):

                                                                   Nine months ended                       Three months ended
                                                                         June 30,                                June 30,
                                                               ----------------------------            ----------------------------
(in thousands, except per share data)                            2002                2001                2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
Numerator - Net income                                         $ 42,084            $ 31,828            $ 14,352            $ 12,352
                                                               ========            ========            ========            ========

Denominator - Shares:
  Diluted weighted-average shares                                35,832              34,085              35,233              34,956
  Dilutive effect of:
    Employee stock options                                       (1,656)             (1,349)             (1,516)             (1,764)
    Restrictive securities                                          (63)               --                   (88)               --
                                                               --------            --------            --------            --------
  Basic weighted-average shares                                  34,113              32,736              33,629              33,192
                                                               ========            ========            ========            ========

Earnings per share:
  Diluted                                                      $   1.17            $   0.93            $   0.41            $   0.35
                                                               ========            ========            ========            ========
  Basic                                                        $   1.23            $   0.97            $   0.43            $   0.37
                                                               ========            ========            ========            ========


         The computation of diluted EPS for the nine months ended June 30, 2002 and 2001 excludes stock options to purchase 1,161,000 and 414,000 shares of common stock, respectively. The computation of diluted EPS for the three months ended June 30, 2002 and 2001 excludes stock options to purchase 1,362,000 and 33,000 shares of common stock, respectively. The shares were excluded because the exercise prices for the options were greater than the respective average market price of the common shares and their inclusion would be antidilutive. See Note 9 to these Consolidated Financial Statements for detail on the adjustment in diluted EPS compared to amounts previously reported in the Company's earnings release issued on July 18, 2002.

Note 3 Cash Flow Statement

         Supplemental disclosure of cash flow information:

                                                              Nine months ended
                                                                   June 30,
                                                             -------------------
(in thousands)                                                2002         2001
--------------------------------------------------------------------------------
Income tax payments                                          $ 9,590     $15,588
Interest paid                                                     15         118

Non-cash investing and financing activities:
  Issuance of treasury stock to ESOP and ESPP                  3,151       2,145
  Issuance of common stock for stock split                       110          74
  Fair value of assets acquired from Nykamp                    6,425        --
  Liabilities acquired from Nykamp                               787        --
  Future installment share payments for acquisition
      of Nykamp                                                2,818        --
  Bad debts written-off                                        1,914         603
  Sale of investment for supplemental
      retirement and savings plan                                290         412
  Unpaid merger related costs                                    750        --


Note 4 New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thereby eliminating use of the pooling-of-interest method. It also specifies the types of acquired intangible assets that are to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives are no longer amortized, but will instead be tested for impairment at least annually or more frequently if impairment circumstances arise. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its financial position and results of its operations. Amortization of intangibles was approximately $1,743,000 and $609,000 for the nine months and three months ended June 30, 2002, respectively, compared to $1,575,000 and $525,000 for the respective corresponding periods of fiscal year 2001.

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption to have a significant impact on the Company.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This Statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption to have a significant impact on the Company.

Note 5 Segment Information

         Effective October 1, 2001, the Company reorganized into four reportable segments worldwide to align with the new internal management of its business operations based on products. The reportable segments are Scoring, Strategy Machine, Consulting, and Software & Maintenance.

         The Scoring segment includes scoring services distributed through major credit bureaus and through ChoicePoint; the ScoreNet(R) service; the PreScore(R) services; and insurance bureau scoring services sold through credit bureaus and ChoicePoint. These products and services were previously reported in the Global Data Repositories & Processors segment in fiscal year 2001.

         The Strategy Machine segment includes the following Strategy Machine(TM) Solutions: TRIAD(TM) credit account management services distributed through third-party bankcard processors and Fair, Isaac MarketSmart Decision System(R) (MarketSmart), LiquidCredit(R), TelAdaptive(TM), consumer services available through our myFICO.com Web site and strategic alliance partners' Web sites, List Processing and Strategy Optimization products. Our TRIAD credit account management services distributed through third-party bankcard processors were included under the Global Data Repositories & Processors segment in fiscal year 2001, and the remaining products in this new segment were included in either the Global Financial Services segment or the Other segment in fiscal 2001.

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

         The segment information for the nine months and three months ended June 30, 2001 has been restated to conform to the fiscal year 2002 presentation.

                                                                           Strategy                        Software &
(in thousands)                                              Scoring         Machine        Consulting      Maintenance       Total
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended June 30, 2002
  Revenue                                                   $ 93,125        $102,322        $ 42,112        $ 25,566        $263,125
                                                            ========        ========        ========        ========        ========
  Operating income                                          $ 46,519        $  7,356        $  2,056        $  8,339        $ 64,270

  Unallocated other income, net                                                                                                4,439
                                                                                                                            --------
  Income before income taxes                                                                                                $ 68,709
                                                                                                                            ========

Depreciation and Amortization                               $  5,218        $ 11,209        $  2,543        $  1,561        $ 20,531
                                                            ========        ========        ========        ========        ========


Nine months ended June 30, 2001

  Revenue                                                   $ 86,885        $101,479        $ 27,822        $ 26,501        $242,687
                                                            ========        ========        ========        ========        ========
  Operating income                                          $ 37,474        $  6,367        $  1,761        $  4,799        $ 50,401

  Unallocated other income, net                                                                                                3,362
                                                                                                                            --------
  Income before income taxes                                                                                                $ 53,763
                                                                                                                            ========

Depreciation and Amortization                               $  4,708        $ 10,557        $  1,762        $  1,528        $ 18,555
                                                            ========        ========        ========        ========        ========


Three months ended June 30, 2002

  Revenue                                                   $ 33,325        $ 34,992        $ 14,364        $  8,333        $ 91,014
                                                            ========        ========        ========        ========        ========

  Operating income                                          $ 17,783        $  1,861        $    527        $  2,273        $ 22,444

  Unallocated other income, net                                                                                                  616
                                                                                                                            --------
  Income before income taxes                                                                                                $ 23,060
                                                                                                                            ========

Depreciation and Amortization                               $  1,732        $  3,845        $    838        $    527        $  6,942
                                                            ========        ========        ========        ========        ========

Three months ended June 30, 2001

  Revenue                                                   $ 30,749        $ 36,823        $  9,181        $  7,480        $ 84,233
                                                            ========        ========        ========        ========        ========

  Operating income                                          $ 13,251        $  4,500        $  1,081        $    625        $ 19,457

  Unallocated other income, net                                                                                                1,126
                                                                                                                            --------
  Income before income taxes                                                                                                $ 20,583
                                                                                                                            ========

Depreciation and Amortization                               $  1,725        $  3,797        $    574        $    477        $  6,573
                                                            ========        ========        ========        ========        ========

         The Company's revenues and percentage of revenues by reportable market segments are as follows:

                                                 Nine Months Ended                Nine Months Ended
                                                   June 30, 2002                    June 30, 2001
                                            -------------------------          -----------------------
 Scoring                                     $ 93,125              35%         $ 86,885             36%
 Strategy Machine                             102,322              39%          101,479             42%
 Consulting                                    42,112              16%           27,822             11%
 Software & Maintenance                        25,566              10%           26,501             11%
                                            ---------             ---          --------            ---
                                            $ 263,125             100%         $242,687            100%
                                            =========             ===          ========            ===


                                                Three Months Ended               Three Months Ended
                                                   June 30, 2002                    June 30, 2001
                                            -------------------------          -----------------------
 Scoring                                     $ 33,325              37%         $ 30,749             37%
 Strategy Machine                              34,992              38%           36,823             43%
 Consulting                                    14,364              16%            9,181             11%
 Software & Maintenance                         8,333               9%            7,480              9%
                                            ---------             ---          --------            ---
                                             $ 91,014             100%         $ 84,233            100%
                                            =========             ===          ========            ===


         In addition, the Company's revenues and percentage of revenues on a geographical basis are set out as follows:

                                               Nine Months Ended                Nine Months Ended
                                                 June 30, 2002                    June 30, 2001
                                          -------------------------        --------------------------
 United States                            $ 211,765             80%        $ 197,425              81%
 International                               51,360             20%           45,262              19%
                                          ---------            ---          --------             ---
                                          $ 263,125            100%         $242,687             100%
                                          =========            ===          ========             ===


                                               Three Months Ended                Three Months Ended
                                                 June 30, 2002                    June 30, 2001
                                          -------------------------        --------------------------
 United States                             $ 73,022             80%         $ 69,741              83%
 International                               17,992             20%           14,492              17%
                                          ---------            ---          --------             ---
                                           $ 91,014            100%         $ 84,233             100%
                                          =========            ===          ========             ===


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

         During the quarter ended March 31, 2002, the joint venture wound down its business operations, reverted certain rights in its intangible assets to MKSW and the Company, and distributed its remaining assets among its creditors. Pursuant to a separation agreement signed by MKSW, the Company and the joint venture, in consideration for the rights assigned pursuant to the separation agreement, the Company and MKSW agreed to pay to the joint venture the amount of $5,000 each upon execution of the separation agreement. The Company has no further obligation to fund the joint venture or to discharge any of its remaining indebtedness. When the decision was made to wind down the business operations of the joint venture, the Company wrote off the remaining investment balance, valued at approximately $210,000 in the quarter ended March 31, 2002 and recorded its share of the equity loss of the joint venture and the investment write-off under Other income, net.

         During the nine months ended June 30, 2002 the Company recorded its equity share of operating loss from the joint venture of approximately $866,000.

Note 8 Commitments and Contingencies

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

Note 9 Subsequent Events

         On August 5, 2002, the Company completed its acquisition of HNC Software Inc. (HNC), a provider of high-end analytic and decision management software. Under the merger agreement, the stockholders of HNC will receive 0.519 of a newly issued share of the Company's common stock for each share of HNC, and the Company will assume outstanding HNC stock options based on the same ratio. The transaction resulted in the issuance of approximately 18,780,481 shares of Company common stock and the assumption of options to purchase approximately 3,897,664 shares of Company common stock. Results of operations of HNC will be included prospectively from the date of acquisition beginning with the Company's fourth fiscal quarter ending September 30, 2002.

         On July 25, 2002 the Company announced that its Board of Directors authorized a new stock repurchase program to acquire up to 3 million shares of its outstanding common stock. As of June 30, 2002, the Company had approximately
32.5 million shares outstanding. The program will allow the Company to repurchase its shares from time to time in the open market and in privately negotiated transactions.

         As a result of WorldCom Inc.'s filing for Chapter 11 bankruptcy protection, the Company has decided to fully reserve against all outstanding WorldCom receivables as of June 30, 2002. Accordingly, the bad debt allowance increased by an additional amount of $548,000 compared to the amounts previously reported in the Company's earnings release issued on July 18, 2002. This adjustment effectively reduces net income by approximately $336,000, or $0.01 per diluted share compared to the amounts previously reported.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Certain statements contained in this Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; (iv) statements concerning our merger with HNC Software Inc., expected synergies, execution of integration plans and increases in shareholder value as a result of the merger; and (v) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this Item 2, Management's Discussion and Analysis of
Financial Condition and Results of Operations-Risk Factors, below. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents the Company files from time to time with the Securities and Exchange Commission, including our Reports on Forms 10-Q, 10-K and 8-K to be filed by the Company in fiscal year 2002.

Overview

         Fair, Isaac and Company, Incorporated (NYSE: FIC) (together with our consolidated subsidiaries including as of August 5, 2002, HNC Software Inc., the "Company", which may be referred to as we, us or our) is the leading provider of creative analytics for predictive modeling and decisioning that unlock value for people, businesses and industries. Our predictive modeling, decision analysis, intelligence management and decision engine systems power more than 14 billion decisions a year. Founded in 1956, we help thousands of companies in over 60 countries acquire customers more efficiently, increase customer value, reduce risk and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our analytic solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations and government agencies. Through the www.myFICO.com Web site, consumers use our FICO(R) scores, the standard measure of credit risk, to understand and manage their credit risk profile. Our home page on the Internet is at www.fairisaac.com. You can learn more about us by visiting that site. The information on these Web sites is not incorporated by reference into this Report.

         On August 5, 2002, the Company completed its acquisition of HNC Software Inc. (HNC), a provider of high-end analytic and decision management software. Under the merger agreement, the stockholders of HNC will receive 0.519 of a newly issued share of the Company's common stock for each share of HNC, and the Company will assume outstanding HNC stock options based on the same ratio. The transaction resulted in the issuance of approximately 18,780,481 shares of Company common stock and the assumption of options to purchase approximately 3,897,664 shares of Company common stock. Results of operations of HNC will be included prospectively from the date of acquisition beginning with the Company's fourth fiscal quarter ending September 30, 2002.

         Management is assessing and formulating restructuring plans involving the termination of certain employees of the Company and the closure of certain facilities. Management expects to adopt a formal restructuring plan in the fourth quarter of fiscal 2002 and expects this merger-related charge to be recorded in that quarter. In addition, the Company will incur charges related to employee termination payments, payments under an employee retention plan adopted by HNC in connection with the merger, and other costs related to integration efforts.

         For the third fiscal quarter ended June 30, 2002, revenues were $91.0 million, up 8% from $84.2 million reported in the same period last year. Net income was $14.4 million, or $0.41 per diluted share, compared with $12.4 million, or $0.35 per diluted share, reported in the third quarter of last fiscal year. Earnings per share figures reflect the Company's three-for-two stock split, which took effect June 5, 2002.

         For the nine-month period ended June 30, 2002, revenues totaled $263.1 million, compared with $242.7 million for the same period a year ago. Net income for the nine-month period reached $42.1 million, or $1.17 per diluted share, compared with $31.8 million, or $0.93 per diluted share, posted in the corresponding period of last fiscal year.

         As a result of WorldCom Inc.'s filing for Chapter 11 bankruptcy protection, the Company has decided to fully reserve against all outstanding WorldCom receivables as of June 30, 2002. Accordingly, the bad debt allowance increased by an additional amount of $548,000 compared to the amounts previously reported in the Company's earnings release issued on July 18, 2002. This adjustment effectively reduces net income for the three- and nine-month periods ended June 30, 2002, by approximately $336,000, or $0.01 per diluted share compared to the amounts previously reported.

         The Company's four reportable segments worldwide are Scoring, Strategy Machine, Consulting, and Software and Maintenance, which are further described below.

         o Scoring. This segment includes our scoring services distributed through major credit bureaus, including TransUnion Corporation, Experian Information Solutions, Inc. and Equifax Inc., and through ChoicePoint; our ScoreNet service sold directly to credit grantors which allows credit grantors to obtain our credit bureau scores and related data from the credit bureaus on their existing accounts for use in their account management system or for integration with the services of a credit card processor; our PreScore services offered through credit bureaus for large credit card issuers that contract directly with us for scores to pre-screen prospects for their mailing solicitations; and insurance bureau scores sold through credit bureaus and ChoicePoint. These services primarily generate revenues based on usage. Scoring segment products were included under the Global Data Repositories & Processors segment in fiscal year 2001.

         o Strategy Machine. Our Strategy Machine Solutions deliver a complete solution, encompassing software, data, analytics and operations, for a specific function for the customer. The lines of products and services in this segment are our TRIAD(TM)credit account management services distributed through third-party bankcard processors who include First Data Resources, Inc., Total System Services, Inc., Certegy, and Electronic Data Systems, Inc.; Fair, Isaac MarketSmart Decision System (MarketSmart); LiquidCredit; TelAdaptive; consumer services available through myFICO.com and strategic alliance partners' Web sites; List Processing; and Strategy Optimization. These products and services are generally sold on a usage basis. Our TRIAD credit account management services distributed through third-party bankcard processors products were included under the Global Data Repositories & Processors segment in fiscal 2001, and the remaining products in this new segment were included under either the Global Financial Services segment or the Other segment.

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

         Comparative segment revenues, operating income, and related financial information for the nine and three months ended June 30, 2002 and the corresponding periods in fiscal 2001 are set forth in Note 5 to the Consolidated Financial Statements.

         A certification with respect to this report on Form 10-Q by our Chief Exective Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the Securities and Exchange Commission (SEC) as additional correspondence accompanying this report.

RESULTS OF OPERATIONS

Revenues

         The following table displays (a) the percentage of revenues represented by each segment in the nine and three months ended June 30, 2002 and (b) the percentage change in the amount of revenues within each segment from the corresponding periods in the prior fiscal year.

                                    Nine Months                             Three Months
                                       Ended             Percentage             Ended           Percentage
                                     June 30,              Change              June 30,           Change
                                  ----------------       ----------        ----------------     ----------
                                  2002        2001                         2002        2001
                                  ----        ----                         ----        ----
Scoring                            35%         36%           7%             37%         37%          8%
Strategy Machine                   39%         42%           1%             38%         43%         (5%)
Consulting                         16%         11%          51%             16%         11%         56%
Software & Maintenance             10%         11%          (4%)             9%          9%         11%
                                  ---         ---                          ---         ---
Total                             100%        100%           8%            100%        100%          8%
                                  ===         ===                          ===         ===

         The growth in Scoring segment revenues in the nine and three months ended June 30, 2002, compared to the same period in the prior fiscal year, was primarily due to increased revenues derived from risk scoring services at the credit bureaus and the PreScore service. This growth was mainly attributable to increased marketing efforts directed to credit card issuers and a strong market for mortgage re-financings.

         The net increase in revenues derived from our Strategy Machine segment in the nine months ended June 30, 2002, compared with the same period in the prior fiscal year, was due primarily to increased revenues from MarketSmart, our consumer score services through myFICO.com and strategic alliance partners' Web sites, our Strategy Optimization offering, and Netsourced TRIAD products, offset by decreases in List Processing, CreditDesk, and LiquidCredit products. The net decrease in revenues in our Strategy Machine segment for the three month period ended June 30, 2002 was principally due to decreased revenues from our List Processing, CreditDesk, LiquidCredit and Strategy Optimization products, partially offset by increased revenues from our MarketSmart, myFICO and strategic partner's Web sites, and Netsourced and Processor TRIAD products.

         Compared to the corresponding periods in the prior fiscal year, consulting revenues grew in the nine and three months ended June 30, 2002, primarily due to revenues resulting from the acquisition of the Nykamp business and increased revenues derived from consulting services related to TRIAD, MarketSmart, Strategy Optimization, Decision System, Processor TRIAD, CRM Consulting and StrategyWare.

         Revenues derived from our Software and Maintenance segment decreased slightly in the nine months ended June 30, 2002, compared with the corresponding period in fiscal 2001, due primarily to decreases in revenues from TRIAD, StrategyWare and maintenance support for retired products. These decreases were partially offset by increased sales of our Decision System product. Compared to the corresponding period in the prior fiscal year, Software and Maintenance revenues grew in the three months ended June 30, 2002, primarily due to increased revenues derived from our Decision System and StrategyWare products, partially offset by decreased sales of our TRIAD products and maintenance support for retired products.

         In the first nine months of both fiscal 2002 and 2001, direct revenues generated from our agreements with TransUnion, Equifax and Experian accounted for 9%, 10%, and 7% of our revenues, respectively. For the first nine months of fiscal 2002, total revenues produced through alliances with credit bureaus increased approximately 13% over the same period in fiscal 2001 and accounted for approximately 38% of revenues during the period. Revenues generated from processors accounted for approximately 11% of our revenues in the first nine months of both fiscal 2002 and 2001.

         While we have been successful in extending or renewing our agreements with credit bureaus and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on our revenues and operating margin.

         Revenues derived from clients outside the United States represented approximately 20% of total revenues in the nine months ended June 30, 2002 and 19% in the corresponding period of the prior fiscal year. During fiscal 2001, we derived approximately 18% of our revenues from business outside the United States. Fluctuations in currency exchange rates have not had a significant effect on revenues to date. In October 2001, we initiated a hedging program by entering into forward foreign currency contracts with maturity periods of less than six months, to reduce our exposure to fluctuations in certain foreign currency translation rates resulting from holding net assets denominated in foreign currencies. All gains and losses realized on the maturity of forward foreign currency contracts are reflected in the reporting periods in which they are realized. All open forward foreign currency contracts existing at the end of the reporting period are revalued at the respective forward foreign currency rates prevailing at the end of the reporting period to the maturity dates of the open contracts. Unrealized revaluation gains/losses on such open contracts are also reflected in the income statement of the current reporting period. In the nine months ended June 30, 2002, net realized and unrealized losses of $461,000 on foreign currency net assets and forward foreign currency contracts are reported under Other income, net; and for the same period of fiscal 2001, net realized and unrealized losses of $596,000 were reported under cost of revenues, and the remaining net losses of $198,000 were reported under Other income, net. The Company believes that foreign exchange does not have a current material impact to its consolidated financial results.

Expenses

         The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Consolidated Statements of Income and Comprehensive Income and (b) the percentage change in the amount of each such line item from the corresponding periods in the prior fiscal year.

                                              Nine Months                          Three Months
                                                Ended           Percentage             Ended           Percentage
                                               June 30,           Change              June 30,           Change
                                            -------------       ----------        ----------------     ----------
                                            2002     2001                         2002        2001
                                            ----     ----                         ----        ----
Revenues                                    100%     100%           N/A           100%        100%         N/A
Costs and expenses:
   Cost of revenues                          45%      45%           7%             44%         45%        7%
   Research and development                   8%       9%          --               8%          8%       (1%)
   Sales, general and administrative         22%      24%          (2%)            22%         23%        6%
   Amortization of intangibles                1%       1%          11%              1%          1%       16%
                                            ----     ----                         ----        ----
      Total costs and expenses               76%      79%           3%             75%         77%        6%
                                            ----     ----                         ----        ----
Income from operations                       24%      21%          28%             25%         23%       15%
   Other income, net                          2%       1%          32%              1%          1%      (45%)
                                            ----     ----                         ----        ----
   Income before income taxes                26%      22%          28%             26%         24%       12%
   Provision for income taxes                10%       9%          21%             10%         10%        6%
                                            ----     ----                         ----        ----
Net Income                                   16%      13%          32%             16%         14%       16%
                                            ====     ====                         ====        ====


Costs and Expenses

         Cost of revenues consists primarily of personnel directly involved in creating, installing and supporting revenue-generating products; travel and related overhead costs; costs of computer service bureaus; and our payments made to credit bureaus for scores and for related outside support in connection with the ScoreNet service. As compared with the same periods a year earlier, the cost of revenues, as a percentage of revenues, in the nine and three months ended June 30, 2002, were substantially the same.

         Research and development expenses include the personnel and related overhead costs incurred in development, researching mathematical and statistical models and developing software tools that are aimed at improving productivity, profitability and management control. Research and development expenses in the nine months and three months ended June 30, 2002, as a percentage of revenues, were substantially consistent with the corresponding periods of fiscal 2001.

         Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, the costs of administering certain benefit plans, legal expenses, business development expenses, and the cost of operating our computer systems. As a percentage of revenues, these expenses for the nine months ended June 30, 2002 decreased, as compared to the corresponding period of fiscal 2001, due primarily to lower personnel and facility costs. For the three months ended June 30, 2002, these expenses as a percentage of revenues decreased as compared to the corresponding period of fiscal 2001, but increased in dollars, primarily due to increases in the bad debt reserve. As a result of WorldCom Inc.'s bankruptcy filing in July 2002, the Company increased its bad debt allowance by approximately $1 million.

         At June 30, 2002 we employed 1,393 persons worldwide, compared with 1,470 employees at June 30, 2001. The decrease in personnel is primarily due to reductions in staff to achieve cost savings and in anticipation of the merger with HNC, offset by additions for personnel hired in connection with the acquisition of assets from Nykamp.

         We amortize the intangible assets arising from various acquisitions over periods ranging from four to fifteen years. Amortization of intangibles was approximately $1.7 million and $0.6 million for the nine months and three months ended June 30, 2002, respectively, compared to approximately $1.6 million and $0.5 million for the respective corresponding periods of fiscal year 2001.

Other income, net

         Other income, net consists mainly of interest income from investments, interest expense, exchange gains/losses from holding foreign currency bank accounts and forward foreign currency contracts, and other non-operating items. Compared with the corresponding periods a year earlier, Other income, net increased in the nine months ended June 30, 2002, primarily due to net gain on sales of investments of approximately $1.6 million, partially offset by increased foreign exchange loss of $0.3 million. Other income, net decreased in the three months ended June 30, 2002 primarily due to decreases in interest income from lower investment balances and increased foreign exchange loss. In addition, in the corresponding period of the prior fiscal year, we recorded operating losses related to an equity investment. See Note 7 to the Consolidated Financial Statements for additional information on this equity investment of the Company.

Provision for income taxes

         The Company's effective tax rate decreased from 40.8% to 38.75% in the nine-month period ended June 30, 2002, and from 40.0% to 37.78% in the three-month period ended June 30, 2002, compared to the same periods in fiscal 2001. The decrease is primarily due to the utilization of valuation allowance from capital gains, implementation of the "extraterritorial income exclusion" regime, the availability of research and development tax credits, and revision of the state tax rate to reflect activities in states with lower tax rates.

Financial Condition

         Our working capital increased to approximately $120.5 million at June 30, 2002, from approximately $94.6 million at September 30, 2001 primarily due to significant increases in cash flow from operating activities, proceeds from sales and maturities of investments, and proceeds from the exercise of stock options and issuance of treasury stock, partially offset by the repurchases of our stock, and the acquisition of assets from Nykamp. See Note 6 to the Consolidated Financial Statements for additional information on the acquisition of Nykamp.

         Cash and investments decreased to approximately $119.1 million at June 30, 2002 from approximately $154.6 million at September 30, 2001 due to stock repurchases under our stock repurchase programs.

         In fiscal 1999, we initiated a stock repurchase program to purchase up to 1.5 million shares of our common stock, to be funded by cash on hand. During our second quarter of fiscal 2002, we completed this repurchase plan. In our third quarter our Board of Directors authorized a new common stock repurchase program for up to 1.5 million shares (or 2.25 million shares, after giving effect to the three-to-two stock split). Under the new program, we repurchased
2.25  million  shares  of  our  outstanding  common  stock  for

$86.5 million, completing this repurchase program during our third fiscal quarter. In total, for the nine months ended June 30, 2002 we repurchased 2.57 million shares, giving effect to the stock split, for a total of $105.9 million.

         On July 25, 2002, we announced that our Board of Directors had authorized a new stock repurchase program up to 3 million shares of our outstanding common stock. The program will allow us to repurchase our shares from time to time in the open market and in privately negotiated transactions.

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

         We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

         We recognize software revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" as modified by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We recognize other non-software revenue in accordance with the guidance provided by Staff Accounting Bulletin 101 issued by the SEC.

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

         Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses would result in greater or lesser impairment charges, which would affect net income and result in different amounts on our balance sheet. Beginning next fiscal year, the method for assessing potential impairments of intangibles will change based on new accounting rules issued by the FASB.

Capitalized software development costs

         We capitalize certain software development costs after establishment of a product's technological feasibility. Such costs are then amortized over the estimated life of the related product. Periodically, we compare a product's unamortized capitalized cost to the product's estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product's estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, write-offs of capitalized software costs could result.

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

Risk Factors

Although we expect that the recently completed merger between the Company and HNC will benefit us, we may not realize those benefits because of integration and other challenges.

         On August 5, 2002, we completed the acquisition of HNC, previously announced on April 29, 2002. Our failure to meet the challenges involved in successfully integrating the operations of the Company and HNC or otherwise to realize any of the anticipated benefits of the recently completed merger, including anticipated cost savings, could seriously harm our results of operations. Realizing the benefits of the recently completed merger will depend in part on the continued integration of the two companies' products, technologies, operations, and personnel. Although we have made progress in combining the companies since the merger was completed, the continued integration of the companies is a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt our business. In many recent mergers, especially mergers involving technology companies, merger partners have experienced difficulties integrating the combined businesses, and we have not previously faced an integration challenge as substantial as the one presented by the recently completed merger. The challenges involved in this integration include the following:

         o continuing to persuade employees that the business cultures of the Company and HNC are compatible, maintaining employee morale and retaining key employees;

         o        managing a workforce over expanded geographic locations;

         o demonstrating to the customers of the Company and to the customers of HNC that the merger will not lower client service standards, interfere with business focus, adversely affect product quality or alter current product development plans;

         o        consolidating    and    rationalizing    corporate    IT   and
                  administrative infrastructures;

         o        combining product offerings;

         o        coordinating   sales  and  marketing  efforts  to  effectively
                  communicate  our   capabilities  to  current  and  prospective
                  customers;

         o        coordinating  and   rationalizing   research  and  development
                  activities  to  enhance   introduction  of  well-designed  new
                  products and technologies;

         o preserving marketing or other important relationships of both the Company and HNC and resolving potential conflicts that may arise;

         o minimizing the diversion of management attention from other ongoing business concerns; and

         o coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

         We may not successfully integrate the operations of the Company and HNC in a timely manner, or at all. Moreover, we may not realize the anticipated benefits or synergies of the merger to the extent, or in the time frame, anticipated. The anticipated benefits and synergies relate to cost savings associated with anticipated restructurings and other operational efficiencies, greater economies of scale and revenue growth opportunities through expanded markets and cross-sell opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration.

In order to be successful, we must continue to retain and motivate key employees, which will be more difficult in light of uncertainty following the recently completed merger, and failure to do so could seriously harm our operating results.

         The market for highly skilled employees is limited, and the loss of key employees could have a significant negative impact on our operations. Employee retention may be a particularly challenging issue in connection with the recently completed merger. Although the HNC board of directors designed and adopted a retention program to provide key HNC employees with financial incentives to remain with the Company for relatively short time periods after the closing of the merger on August 5, 2002, there still is significant risk that we will not be able to retain these HNC employees in the short or long term. Our employees may experience uncertainty about their future roles with the Company, even after our strategies are announced or executed. This circumstance may hurt our ability to attract and retain key management, marketing and technical personnel. We also must continue to motivate employees and keep them focused on our strategies and goals. This task may be particularly difficult due to the potential distractions of continued integration and morale challenges posed by workforce reductions after completion of the merger.

Charges to earnings resulting from the application of the purchase method of accounting may cause the market value of our common stock to decline.

         In  accordance  with  United  States  generally   accepted   accounting
principles, we will account for the merger using the purchase method of accounting. Under the purchase method of accounting, we will allocate the total estimated purchase price to HNC's net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development, based on their fair values as of the date of completion of the merger on August 5, 2002. We will record the excess of the purchase price over those fair values as goodwill. We will expense approximately $39 to $40 million of the estimated purchase price allocated to in-process research and development in the fourth quarter. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. Annual amortization of intangible assets is currently estimated at $13 to $14 million, as compared to our amortization expense for such items during our most recent completed fiscal year of $2.1 million. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired in the future, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, in-process research and development and potential impairment charges could seriously harm our results of operations.

We may incur significant liabilities and merger-related charges resulting from integration of the two companies following the recently completed restructuring.

         Our management is in the process of assessing the costs associated with integration, and estimates that there will be between $15 and $16 million of merger-related and restructuring costs in the fourth quarter of our fiscal year 2002. However, liabilities ultimately will be recorded for severance, retention or relocation costs related to HNC employees, costs of vacating some facilities, or other costs associated with ceasing certain activities of HNC. In addition, we may incur merger-related charges in subsequent quarters for severance or relocation costs related to our employees, costs of vacating some facilities, or other costs associated with ceasing certain activities of the Company. These liabilities and charges may be significant and could seriously harm our operating results in future periods.

Customer uncertainties related to the recently completed merger could harm our businesses and results of operations.

         In response to ongoing uncertainty following the recently completed merger, our customers may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase our products due to uncertainty about the direction of our product offerings and our willingness to support and service existing products. Prospective and current clients may worry about how integration of the two companies' technologies may affect current and future products. To the extent that the recently completed merger creates uncertainty among those persons and organizations contemplating product purchases such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases, our results of operations would be seriously harmed. Further, we may have to make additional customer assurances and assume additional obligations to address our customers' uncertainty about the direction of our products and related support offerings. Accordingly, our quarterly results of operations could be substantially below expectations of market analysts, potentially decreasing our stock price.

Our effective tax rate after the recently completed merger is uncertain, and any increase in tax liability would harm our operating results.

         The impact of the recently completed merger on our overall effective tax rate is uncertain. Although we will attempt to optimize our overall effective tax rate, it is difficult to predict our effective tax rate following the recently completed merger. The combination of the operations of the Company and HNC may result in an overall effective tax rate that is higher than our currently reported tax rate, and it is possible that our combined effective tax rate on a consolidated basis may exceed the average of the pre-merger separate tax rates of the Company and HNC.

We may not be able to sustain the revenue growth rates previously experienced by the Company individually.

         We cannot assure you that we will experience the same rate of revenue growth following the recently completed merger as the Company experienced individually because of the difficulty of maintaining high percentage increases as the base of revenue increases. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline.

Since our revenues will depend, to a great extent, upon general economic conditions and, more particularly, upon conditions in the consumer credit, financial services and insurance industries, a downturn in any of those industries will harm our results of operations.

         During fiscal 2001, approximately 87% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support clients' customer acquisition programs. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

         In addition, a softening of demand for our decisioning solutions caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. Due to the current slowdown in the economy generally, we believe that many of our existing and potential customers are reassessing or reducing their planned technology investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues. Further delays or reductions in business spending for business analytics could seriously harm our revenues and operating results.

Quarterly revenues and operating results have varied in the past and this unpredictability may continue in the future and could lead to substantial declines in the market price for out common stock.

         Our revenues and operating results varied in the past and, with respect to our recently acquired subsidiary HNC Software, have resulted in net losses in some quarters. Future fluctuations in our operating results are possible. Consequently, we believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Our future operating results may fall below the expectations of market analysts and investors, and in this event the market price of our common stock would likely fall. In addition, most of our operating expenses will not be affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may significantly impact operating results. Moreover, to the extent that several customers of HNC have recently changed from paying license fees on a recurring transactional basis to paying one-time license fees, its recurring revenues and gross margins for future quarters may decrease from historical performance. Factors that will affect our revenues and operating results include the following:

         o        variability in demand from our existing customers;

         o        the lengthy and variable sales cycle of many products;

         o consumer dissatisfaction with, or problems caused by, the performance of our products;

         o the relatively large size of orders for our products and our inability to compensate for unanticipated revenue shortfalls;

         o the timing of new product announcements and introductions in comparison with our competitors;

         o        the level of our operating expenses;

         o changes in competitive conditions in the consumer credit, financial services and insurance industries;

         o        fluctuations   in   domestic   and   international    economic
                  conditions;

         o our ability to complete large installations on schedule and within budget;

         o        acquisition-related expenses and charges; and

         o        timing of orders for and deliveries of software systems.

We derive a substantial portion of our revenues from a small number of products and services, and our revenue will decline if the market does not continue to accept these products and services.

         We expect that revenues from some or all of our Falcon(TM) Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services, and agreements with TransUnion, Equifax and Experian will account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

         o        changes in the business analytics industry;

         o        technological change;

         o our inability to obtain or use state fee schedule or claims data in our insurance products;

         o        saturation of market demand;

         o        loss of key customers;

         o        industry consolidation;

         o factors that reduce the effectiveness of or need for fraud detection capabilities; and

         o reduction of the use of credit and other payment cards as payment methods.

We will continue to depend upon major contracts with credit bureaus, and our future revenue could decline if the terms of these relationships change.

         We will continue to derive a substantial portion of our revenues from contracts with the three major credit bureaus. These contracts, which normally have a term of five years or less, accounted for approximately 22% of our revenues in fiscal 2001. If we are unable to renew any of these contracts on the same or similar terms, our revenues and results of operations would be harmed.

Our revenue growth could decline if any major customer cancels, reduces or delays a purchase of our products.

         Most of our customers are relatively large enterprises, such as banks, insurance companies, healthcare firms, retailers and telecommunications carriers. Our future success will depend upon the timing and size of future licenses, if any, from these customers and new customers. Many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant revenue from these customers, could reduce or delay our recognition of revenue.

Our ability to increase our revenues will depend to some extent upon introducing new products and services, and if the marketplace does not accept these new products and services, our revenues may decline.

         We will have a significant share of the available market in our Scoring segment and for certain services in our Strategy Machine(TM) segment (specifically, account management services at credit card processors), and in the market for credit card fraud detection software through our Falcon products. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, insurance, small business lending, retail, telecommunications, personal credit management, the design of business strategies using Strategy Optimization technology and internet services. These areas are relatively new to our product development and sales and marketing personnel, and completely new to some personnel integrated as a result of the merger. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will decrease.

Defects, failures and delays associated with our introduction of new products could seriously harm our business.

         Significant undetected errors or delays in new products or new versions of products, especially in the area of customer relationship management, may affect market acceptance of our products and could harm our business, results of operations or financial position. If we were to experience delays in commercializing and introducing new or enhanced products, if our customers were to experience significant problems with implementing and installing our products, or if our customers were dissatisfied with our products' functionality or performance, our business, results of operations or financial position could be harmed. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, potential product liability claims and increased service and support costs and warranty claims.

If we fail to keep up with rapidly changing technologies, our products could become less competitive or obsolete.

         In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the internet. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. For example, the rapid growth of the internet environment creates new opportunities, risks and uncertainties for businesses, such as ours, which develop software that must also be designed to operate in internet, intranet and other online environments. Our future success will depend, in part, upon our ability to:

         o        internally develop new and competitive technologies;

         o        use leading third-party technologies effectively;

         o        continue to develop our technical expertise;

         o        anticipate and effectively respond to changing customer needs;

         o initiate new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases; and

         o influence and respond to emerging industry standards and other technological changes.

New product introductions and pricing strategies by our competitors could decrease our product sales and market share, or could pressure us to reduce our product prices in a manner that reduces our margins.

         We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our competitors vary in size and in the scope of the products and services they offer, and include:

         o        in-house analytics departments;

         o        credit bureaus;

         o        computer service providers;

         o regional risk management, marketing, systems integration and data warehousing competitors;

         o application software companies, including enterprise software vendors;

         o        management information system departments of our customers and
                  potential   customers,   including   financial   institutions,
                  insurance companies and telecommunications carriers;

         o        third-party     professional     services    and    consulting
                  organizations;

         o        internet companies;

         o        hardware  suppliers  that  bundle  or  develop   complementary
                  software;

         o        network  and  telecommunications  switch  manufacturers,   and
                  service providers that seek to enhance their value-added services;

         o        neural network tool suppliers; and

         o        managed care organizations.


         We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, our Falcon Fraud Manager and Falcon (TM) Fraud Manager for Merchants products compete against other methods of preventing credit card fraud, such as credit card activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected. Our competitors may be able to sell products competitive to ours at lower prices individually or as part of integrated suites of several related products. This ability may cause our customers to purchase products of our competitors that directly compete with our products. Price reductions by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms.


Any failure to recruit and retain additional qualified personnel could hinder our ability to successfully manage our business.

         Our future success will likely depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these persons is very competitive due to the limited number of people available with the necessary technical skills and understanding. We have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed.


We will continue to rely upon proprietary technology rights, and if we are unable to protect them, our business could be harmed.

         Our success will depend, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. Because the protection of our proprietary technology is limited, our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

         In addition, prior to the merger, HNC developed technologies under research projects conducted under agreements with various United States government agencies or subcontractors. Although HNC acquired commercial rights to these technologies, the United States government typically retains ownership of intellectual property rights and licenses in the technologies developed by us under these contracts, and in some cases can terminate our rights in these technologies if we fail to commercialize them on a timely basis. Under these contracts with the United States government, the results of research may be made public by the government, limiting our competitive advantage with respect to future products based on our research.

We may be subject to possible infringement claims that could harm our business.

         With recent developments in the law that permit patenting of business methods, we expect that products in the industry segments in which we will compete, including software products, will increasingly be subject to claims of patent infringement as the number of products and competitors in our industry segments grow and the functionality of products overlaps. We will have to defend claims made against our products, and such claims may require us to:

         o        incur significant defense costs or substantial damages;

         o        cease the use or sale of infringing products;

         o        expend   significant   resources   to  develop  or  license  a
                  substitute non-infringing technology;

         o        discontinue the use of some technology; or

         o obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available or might require substantial royalties or license fees that would reduce our margins.

Security is important to our business, and breaches of security, or the perception that e-commerce is not secure, could harm our business.

         Internet-based, business-to-business electronic commerce requires the secure transmission of confidential information over public networks. Several of our products are accessed through the internet, including our new consumer services accessible through the www.myfico.com website. Consumers using the internet to access their personal information will demand the secure transmission of such data. Security breaches in connection with the delivery of our products and services, including our netsourced products and consumer services, or well-publicized security breaches affecting the internet in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our netsourced products, consumer services and proprietary database information.

We may incur risks related to acquisitions or significant investment in businesses.

         We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include:

         o the possibility that we will pay more than the acquired companies or assets are worth;

         o the difficulty of assimilating the operations and personnel of the acquired businesses;

         o the potential product liability associated with the sale of the acquired companies' products;

         o        the potential disruption of our ongoing business;

         o the potential dilution of our existing stockholders and earnings per share;

         o        unanticipated liabilities, legal risks and costs;

         o        the distraction of management from our ongoing business; and

         o the impairment of relationships with employees and clients as a result of any integration of new management personnel.

         These factors could harm our business, results of operations or financial position, particularly in the event of a significant acquisition.

If our products do not comply with government regulations that apply to us or to our customers, we could be exposed to liability or our products could become obsolete.

         Legislation and governmental regulation inform how our business is conducted. Both our core businesses and our newer consumer initiatives are affected by regulation. Significant regulatory areas include:

         o federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA;

         o regulation designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act;

         o        privacy law,  such as  provisions  of the  Financial  Services
                  Modernization   Act  of  1999;   and  the   Health   Insurance
                  Portability and Accountability Act of 1996;

         o regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

         o Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

         o        insurance regulations related to our insurance products; and

         o consumer protection laws, such as federal and state statutes governing the use of the internet and telemarketing.

         In connection with our core activities, these statutes will continue, to some degree, to directly govern our operations. For example, the Financial Services Modernization Act restricts our use and transmittal of nonpublic personal information, grants consumers opt out rights, requires us to make disclosures to consumers about our collection and use of personal information and governs when and how we may deliver credit score explanation services to consumers. Many foreign jurisdictions relevant to our business will also regulate our operations. For example, the European Union's Privacy Directive creates minimum standards for the protection of personal data. In addition, some EU member states have enacted protections which go beyond the requirements of the Privacy Directive. We will be subject to the risk of possible regulatory enforcement actions if we fail to comply with any of the statutes governing our operations.

         Additionally, existing regulation and legislation is subject to change or more restrictive interpretation by enforcement agencies, and new restrictive legislation might pass. For example, new legislation might restrict the sharing of information by affiliated entities, mandate providing credit scores to consumers, or narrow the permitted uses of consumer report data. Currently, the permitted uses of consumer report data in connection with customer acquisition efforts are governed primarily by the FCRA, whose federal preemption provisions effectively expire in 2004. Unless extended, this expiration could lead to greater state regulation, increasing the cost of customer acquisition activity. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, in many states, including California, there have been periodic legislative efforts to reform workers' compensation laws in order to reduce workers' compensation insurance costs and to curb abuses of the workers' compensation system. Simplifying state workers' compensation laws, regulations or fee schedules could diminish the need for, and the benefits provided by our Decision Manager for Medical Bill Review products and Outsourced Bill Review services.

Any changes to existing regulation or legislation, new regulation or legislation, or more restrictive interpretation of existing regulation could harm our business, results of operations and financial condition. Finally, governmental regulation influences our current and prospective clients' activities, as well as their expectations and needs in relation to our products and services. For example, our clients include credit bureaus, credit card processors, telecommunications companies, state and federally chartered banks, savings and loan associations, credit unions, consumer finance companies, insurance companies and other consumer lenders, all of which are subject to extensive and complex federal and state regulations, and often international regulations. Moreover, industries of our future clients may also be subject to extensive regulations. We must appropriately design products and services to function in regulated industries or risk liability to our customers for our products' non-compliance.

Failure to obtain data from our clients to update and re-develop or to create new models could harm our business.

         To develop, install and support our products, including consumer credit, financial services, predictive modeling, decision analysis, intelligence management, credit card fraud control and profitability management, loan underwriting and insurance products, we will require periodic updates of our statistical models. We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our models. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which are collected privately and maintained in proprietary databases. Generally, our customers agree to provide us the data we require to analyze transactions, report results and build new predictive models. If we fail to maintain good relationships with our customers, or if they decline to provide such data due to legal privacy concerns or a lack of permission from their own customers, we could lose access to required data and our products might become less effective. In addition, our Decision Manager for Medical Bill Review products use data from state workers' compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in these data. These assertions, if successful, could prevent us from using the data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

Our operations outside the United States subject us to unique risks that may harm our results of operations.

         A growing portion of our revenues is derived from international sales. During fiscal 2001, approximately 18% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

         o the general economic and political conditions in countries where we sell our products and services;

         o        incongruent tax structures;

         o        difficulty in staffing our operations in various countries;

         o        the effects of a variety of foreign laws and regulations;

         o        import and export licensing requirements;

         o        longer payment cycles;

         o        potentially  reduced  protection  for  intellectual   property
                  rights;

         o        currency fluctuations;

         o        changes in tariffs and other trade barriers; and

         o difficulties and delays in translating products and related documentation into foreign languages.

         We cannot assure you that we will be able to successfully address each of these challenges in the near term.

         Additionally, some of our business will be conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses are not currently material to our financial position, results of operations or cash flows. However, an increase in our foreign revenues could subject us to increased foreign currency transaction risks in the future.

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

         The  following  table  presents  the  principal   amounts  and  related
weighted-average yields for our fixed rate investment portfolio at June 30, 2002 and September 30, 2001:


                                            June 30, 2002                        September 30, 2001
                                   ----------------------------             ---------------------------
                                   Book/Market          Average             Book/Market         Average
(in thousands)                        Value              Yield                 Value             Yield
--------------                     -----------          -------             -----------         -------
Cash and cash equivalents            $ 36,713            1.91%               $ 16,918            2.87%
Short-term investments                 16,822            1.88%                 13,800            2.57%
Long-term investments                  56,348            3.40%                110,709            3.78%
                                     --------                                --------
                                     $109,883            2.67%               $141,427            3.55%
                                     ========                                ========


Forward Foreign Currency Contracts

         Beginning October 2001, the Company initiated a hedging program to manage its foreign currency exchange rate risk on existing foreign currency receivable and bank balances by entering into forward contracts to sell or buy foreign currency. At month end foreign currency receivable and cash balances are remeasured into the functional currency of the reporting entity at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period and the resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of the Company's forward foreign currency contracts have maturity periods of less than six months. Such derivative financial instruments are subject to market risk.

     The following table summarizes the Company's outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments as of June 30, 2002:

                                                  June 30, 2002
                                -------------------------------------------
                                       Contract Amount
                                --------------------------
                                Foreign                           Fair Value
(in thousands)                  Currency             US$              US$
--------------                  --------           -------          -------
Sell foreign currency:
EURO (EUR)                     EUR 1,000             $ 988            $ 983
Japanese Yen (YEN)             YEN 25,000              209              209
British Pound (GBP)            GBP 1,800             2,743            2,736
                                                   -------          -------
                                                   $ 3,940          $ 3,928
                                                   =======          =======

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a) N/A

(b) Reports on Form 8-K:

         The Company filed Form 8-K on April 29, 2002, announcing the signing of a merger agreement with HNC Software Inc., a provider of high-end analytic and decision management software.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FAIR, ISAAC AND COMPANY, INCORPORATED


DATE: August 14, 2002

                                By   /s/ Kenneth J. Saunders
                                     -------------------------------------------
                                     Vice President and Chief Financial Officer


DATE: August 14, 2002

                                By   /s/ Henk J. Evenhuis
                                     -------------------------------------------
                                     Vice President, Finance