Form 10-K
period 2002-09-30
FAIR ISAAC & COMPANY INC
filed 2002-11-21
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

          (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from                               to

Commission File Number 0-16439

Fair, Isaac and Company, Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1499887 (I.R.S. Employer Identification No.)
200 Smith Ranch Road San Rafael, California (Address of principal executive offices)	94903 (Zip Code)

Registrant’s telephone number, including area code:

(415) 472-2211

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of October 31, 2002, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $1,451,217,274 based on the last transaction price as reported on the New York Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

      The number of shares of common stock outstanding on October 31, 2002 was 50,729,166 (excluding 4,949,724 shares held by the Company as treasury stock).

      Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2003.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT 3.1
EXHIBIT 10.18
EXHIBIT 10.20
EXHIBIT 10.26
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.36
EXHIBIT 10.47
EXHIBIT 10.49
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 21.1
EXHIBIT 23.1

i

FORWARD LOOKING STATEMENTS

      Certain statements contained in this Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; (iv) statements concerning our merger with HNC Software Inc., expected synergies, execution of integration plans and increases in shareholder value as a result of the merger; and (v) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition-Risk Factors, below. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2003.

PART I

Item 1.     Business

GENERAL

      Fair, Isaac and Company, Incorporated (NYSE: FIC) (together with its consolidated subsidiaries, the “Company”, which may also be referred to in this Report as “we”, “us” or “our”) provides analytic, software and data management products and services that enable businesses to automate and improve decisions. On a combined basis including HNC Software Inc., our predictive modeling, decision analytics, intelligence management, decision management systems and consulting services power more than 25 billion customer decisions a year.

      We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in over 60 countries target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure of credit risk, empowering them to manage their financial health.

      On August 5, 2002, we completed our acquisition of HNC Software Inc. (HNC), a provider of sophisticated analytic and decision management software. We issued 18,780,482 shares of our common stock and the assumed options to purchase 3,897,664 shares of our common stock as a result of the merger. Results of operations of HNC are included prospectively from the date of acquisition through our year end. As of September 30, 2002, HNC was a wholly owned subsidiary of Fair, Isaac. Effective November 1, 2002, HNC was merged with and into Fair, Isaac. Accordingly, HNC is no longer a subsidiary of Fair, Isaac and ceases to exist as a separate legal entity. For the purposes of this report, descriptions of our products, segments and business organization will reflect the present, merged organization.

      More information about us can be found on our principal Web site, www.fairisaac.com. Information on our Web site is not part of this report.

PRODUCTS AND SERVICES

      We help businesses make better decisions in the areas of customer targeting and acquisition, customer origination and customer management. Our solutions enable users to make decisions that are more accurate, objective and consistent, and that systematically advance a business’s goals. Our products and services are designed to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

Our Segments

      We categorize our products and services into the following four segments; and differences from our previous operating segments are noted. We offer Analytical Solutions that we break out as Scoring Solutions and Strategy Machine Solutions, Analytic Software Tools and Professional Services as follows:

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our credit bureau scores to lenders directly. Scoring services primarily generate revenues based on usage, and were previously included in the Scoring segment.

•	Strategy Machine Solutions. Our Strategy Machine Solutions are industry-tailored applications designed for specific processes in customer acquisition, origination and account management. These products and services are generally licensed on a usage basis, and may often have an upfront one-time license revenue component. This segment includes the products and services that were part of our previous Strategy Machine segment, as well as software license fees and maintenance revenues related to our SEARCH™, ScoreWare, StrategyWare and TRIAD end-user products that were previously reported in our Software & Maintenance segment. It also includes most of the solutions previously offered by HNC.

•	Analytic Software Tools. This segment is composed of our analytic software tools sold to businesses for their use in building their own decisioning applications. The principal software products in this segment are Fair, Isaac Blaze Advisor software, Fair, Isaac Blaze Decision System software (formerly Fair, Isaac Decision System™ software) and Fair, Isaac Model Builder for Decision Trees (formerly Fair, Isaac Strategy Designer™) software. These products are generally licensed to a single user for a flat fee. Previously, Fair, Isaac Blaze Decision System software and Fair, Isaac Model Builder software were included in the Software & Maintenance segment, and Blaze Advisor™ software was offered by HNC.

•	Professional Services. This segment includes revenues from custom projects and consulting services as well as services associated with implementing and delivering our products. These services are generally offered on an hourly fee basis. Previously, revenue in our Professional Services segment was reported in our Consulting segment.

      Comparative segment revenues, operating income and related financial information for fiscal years 2002, 2001 and 2000 are set forth in the tables in Note 16 to the Consolidated Financial Statements.

      The following table illustrates the key solutions in each operating segment. Solutions previously offered by HNC are noted.

Products by Segment

Operating Segment	Key Products and Services

Scoring Solutions	FICO® scores
NextGen FICO® scores
Marketing and bankruptcy scores
Commercial credit risk scores
Insurance scores
ScoreNet® Service
PreScore® Service
Strategy Machine Solutions	Fair, Isaac MarketSmart Decision System® solution
Fair, Isaac SmartLinkTM customer data integration service
LiquidCredit® service
StrategyWare® decision engine
Capstone® Decision Manager system (HNC)
CreditDesk® software
TRIADTM adaptive control system
Customer Management TRIADTM adaptive control system
Adaptive Control Service
RoamEx® Roamer Data Exchanger (HNC)
TelAdaptive® service
Fair, Isaac Insurance Decision SystemTM software
FalconTM Fraud Manager (HNC)
CardAlertTM Fraud Manager (HNC)
Risk Manager (HNC)
Profit Manager (HNC)
Fraud Manager (HNC)
Profitability Predictor (HNC)
MIRATM Claims Advisor (HNC)
Claims Advisor for Exceptions Management (HNC)
Claims Advisor for Subrogation (HNC)
Payment Optimizer (HNC)
CompAdvisor® Medical Bill Review (HNC)
AutoAdvisor® Medical Bill Review (HNC)
Outsourced Cost Containment Services (HNC)
Connectivity Manager (HNC)
myFICOSM service
Strategy Science
Analytic Software Tools	Fair, Isaac Blaze AdvisorTM software (HNC)
Fair, Isaac Blaze Decision SystemTM software
Fair, Isaac Model BuilderTM software
Fair, Isaac Decision OptimizerTM software
Business Science
Professional Services	Customer Strategy Integration
Product Services
Global Analytics
Fraud Consulting (HNC)
PreScore® Service
Strategy Science Services

Our Solutions

      Our solutions involve three fundamental disciplines:

•	Analytics to identify the risks and opportunities associated with individual clients and prospects, as well as to improve the design of decision logic or “strategies”;

•	Data management, profiling and text recognition that bring complete customer information to every decision; and

•	Software such as decision engines and rules engines that implement decision strategies in a real-time environment for faster, more consistent and more accurate decisions.

      All of our solutions are designed to help businesses make more accurate, consistent and objective decisions across the enterprise.

     Scoring Solutions

      We develop the world’s leading scores based on credit bureau data. Our FICO scores are used in most U.S. credit decisions, by most of the major credit card organizations as well as many of the mortgage and auto loan originators. These scores provide a consistent and objective measure of an individual’s credit risk. Credit grantors use the FICO scores to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. The FICO scores are calculated based on proprietary scoring models. The scores produced by these models are available through each of the three major credit reporting agencies in the United States: TransUnion Corporation, Experian Information Solutions, Inc., and Equifax Inc. Users generally pay the credit reporting agencies based on usage, and the credit reporting agencies share these usage revenues with us.

      Our new U.S. credit bureau products, NextGen FICO risk scores, are also now available at all three major credit-reporting agencies. NextGen risk scores provide a more refined risk assessment than the classic FICO risk scores.

      In addition to our U.S. credit risk scores, we have developed marketing and bankruptcy scores offered through the U.S. credit reporting agencies; an application fraud score available in Canada; consumer risk scores offered through credit reporting agencies in Canada, South Africa and the U.K.; commercial credit scores delivered by both U.S. and U.K. credit reporting agencies; and a bankruptcy scoring service with Visa USA.

      We have also developed scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as our FICO risk scores, but are designed to predict applicant or policyholder insurance loss risk for automobile or homeowners’ coverage. Our insurance scores are available in the U.S. from TransUnion, Experian, Equifax and Choicepoint, Inc., and in Canada from Equifax.

      We also provide credit bureau scoring services and related consulting directly to users in financial services through two U.S.-based services: PreScore Service for prescreening solicitation candidates, and ScoreNet Service for account management.

     Strategy Machine Solutions

      We develop Strategy Machine Solutions that apply analytics, data management and software to specific business challenges and processes. These include credit offer prescreening, medical bill review, telecommunications fraud prevention and others. Our Strategy Machine Solutions serve clients in financial services, insurance, healthcare, retail, telecommunications and government sectors.

     Acquisition Strategy Machine Solutions

      The chief Strategy Machine offering for marketing is our Fair, Isaac MarketSmart Decision System (“MarketSmart”). MarketSmart is a multi-channel, Web-enabled marketing solution with campaign management, data warehousing, analytic and other capabilities. MarketSmart helps financial institutions, retailers and telecommunications companies determine where, when and how to interact with their prospects and customers to build stronger relationships. MarketSmart now also includes the Fair, Isaac SmartLink customer data integration service, powered by Equifax, which enables users to quickly and accurately link data from multiple external databases to build a fuller picture of every customer and his or her relationship and potential.

We also market our list processing and data enhancement services to direct marketing organizations in many industries.

     Origination Strategy Machine Solutions

      We provide solutions that enable companies, typically financial services institutions such as banks, credit unions, finance companies and installment lenders, to automate and improve the processing of requests for credit from applicants. These solutions increase the speed and efficiency with which requests are handled, reduce losses and increase approval rates through analytics that assess applicant risk, and reduce the need for manual review by loan officers.

      Our solutions include LiquidCredit, a Web-based service primarily focused on the credit decision and offered largely to mid-tier financial services institutions and e-commerce providers; Capstone, a solution combining both analytics and full application processing capabilities, which is offered in both end-user software and application service provider (ASP) mode to high-volume operations; StrategyWare, an end-user software product used to design and automate more complex credit decision strategies; and CreditDesk, an end-user software product combining analytics and application processing software for the mid-tier financial services market.

     Account Management Strategy Machine Solutions

      Our account management products and services enable businesses to automate and improve decisions on their existing customers. These solutions help businesses decide which customers to cross-sell, what additional products and services to offer, when and how much to change a customer’s credit line, what total amount of credit to extend to a customer, and how to prioritize and handle the collection of delinquent accounts.

      We provide account management solutions for:

•	Financial Services. In financial services, our leading account management product is the TRIAD adaptive control system, which is composed of behavior scoring models, software, and account management strategy consulting. TRIAD — the world’s leading credit account management system — was used to manage approximately 65% of the world’s credit card accounts for the calendar year ended December 31, 2001. As of September 30, 2002, TRIAD has more than 250 users worldwide. TRIAD is made available to our client base in many different ways, including Customer Management TRIAD, which enables lenders to manage customer relationships and credit exposure across multiple credit products. We also market and sell TRIAD multi-year software, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD and similar credit account management services through large third-party credit card processors worldwide, including the two largest processors in the U.S.: First Data Resources, Inc. and Total System Services, Inc. Customers using our adaptive control system through these two processors generally pay the processors based on usage, and we share in these usage revenues.

Netsourced TRIAD is a Web-delivered service that we offer directly to users, which enables users to access TRIAD account management capabilities in ASP mode, where we host the software. At the end of fiscal 2002, we made available transaction-based neural network models for TRIAD, an enhancement resulting from the merger with HNC.

•	Telecommunications. Our principal solution is RoamEx Roamer Data Exchanger, which helps wireless telecommunications carriers reduce fraud. RoamEx delivers near real-time exchange of roamer call records that occur when subscribers roam outside a carrier’s home network. RoamEx was used to exchange 95% of North American wireless carriers’ roamer call detail records for the calendar year ended December 31, 2001, helping carriers combat fraud. We also offer the TelAdaptive account management system, which provides functionality similar to TRIAD as a Web-delivered service.

•	Insurance. We provide insurers with a decisioning system that enables them to create, test and implement decision strategies for areas such as cross-selling, pricing, claims handling, retention,

prospecting and underwriting. This system is delivered as a Web-based service, and as end-user software (Fair, Isaac Insurance Decision System).

               Fraud Strategy Machine Solutions

Our fraud products improve our customers’ profitability by intelligently predicting the accuracy and validity of transactions to protect them and their customers from fraud and similar losses. They can analyze millions of customer transactions in milliseconds and generate recommendations for immediate action which is critical to stopping fraud and abuse. These applications can also detect organized fraud schemes that are too complex and well hidden to be identified by other methods.

Our solutions are designed to detect and prevent a wide variety of fraud and risk types across multiple industries, including credit and debit payment card fraud; identity fraud; telecommunications subscription fraud, technical fraud and bad debt; healthcare fraud; Medicaid and Medicare fraud; and property and casualty insurance fraud, including workers’ compensation fraud. They protect merchants, financial institutions, insurance companies, telecommunications carriers, government agencies and employers from losses and damaged customer relationships caused by fraud.

Our leading fraud detection solution is Falcon Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon uses neural networks and patented profiling technology, both further described below, to examine transaction, cardholder and merchant data to detect a wide range of payment card fraud quickly and accurately. Falcon analyzes payment card transactions in real-time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions. As of September 30, 2002, Falcon protects more than 450 million active payment card accounts worldwide, and in the calendar year ended December 31, 2001 was used in approximately 65% of all credit card transactions.

We also market fraud and fraud-related solutions for:

•	Financial Services: We complement our Falcon product with fraud consulting services, and with fraud and risk management solutions for merchants and others. CardAlert Fraud Manager helps card issuers and Electronic Funds Transfer (EFT) network providers effectively combat large-scale counterfeit ATM and debit card fraud. Profitability Predictor provides credit card issuers a suite of transaction-based predictions to assist them in managing their credit card accounts more profitably. Our Risk Manager for Acquirers products helps merchant acquirers assess the bankruptcy and fraud risk of merchant relationships, as well as the likelihood of merchant attrition.

•	Insurance: Our Claims Advisor products use neural networks and data analysis to forecast appropriate claims reserves based on individual claim data, to identify opportunities for subrogation, to identify fraud, and to manage claims workflow.

•	Healthcare: Our Payment Optimizer product detects fraud and abuse of healthcare claims before claims are paid.

•	Telecommunications: Our Risk Manager and Fraud Manager solutions help telecommunications carriers stop complex types of fraud such as subscription fraud, internal fraud, dealer/agent fraud, calling card fraud, cloning, clip-on fraud and PBX fraud, as well as to mitigate early-life and ongoing bad debt.

               Medical Bill Review Strategy Machine Solutions

We provide a number of software solutions that automate the review and repricing of medical bills for workers’ compensation and automobile medical injuries. Using these solutions, property and casualty insurers can process up to 80 percent of medical bills without the need for manual review. We also provide products that allow for electronic transmission, filing and management of mandated injury compliance reports for workers’ compensation insurance.

Our principal solutions in this area are:

•	Medical Bill Review: Our principal solutions are CompAdvisor, the leading medical bill review and repricing solution for workers’ compensation, and AutoAdvisor, our medical bill repricing solution for automobile medical injury claims. These solutions check each bill against an extensive database of state fee schedules, automated contracts and user-defined policies to help insurers and others get the maximum savings on every bill reviewed. Both solutions optionally include Decision Manager for Medical Bills, a module that uses rules management technology to increase the speed, accuracy and consistency of decisions and reduce labor costs. These products are available in both licensed client/server and ASP versions.

•	Outsourced Cost Containment Services: We provide turnkey insurance bill review administration services at selected locations across the country. These branch operations offer expert medical bill and preferred provider review for workers’ compensation and auto medical insurance bills, including the additional review of complex medical, hospital and surgical bills.

•	Injury Compliance Reporting: These connectivity solutions enable employers, risk managers, insurers, third-party administrators, self-insured firms, and state regulatory agencies to send, receive and manage injury reports and other claims data in an automated, paperless electronic flow of communications.

               Consumer Strategy Machine Solutions

Through our myFICOSM service, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. Our first consumer offering through myFICO, launched in March 2001, is the ScorePowerTM service, available at our consumer Web site, www.myfico.com. U.S. consumers can use the myFICO services to purchase their FICO scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to improve their scores. Customers of myFICO can also simulate how taking specific actions would affect their FICO score. The myFICO services are available online at www.myfico.com as well as through the credit reporting agency involved, lenders and financial portals.

     Analytic Software Tools

      We provide end-user software systems and components that businesses can use to build their own tailored decisioning applications. In contrast to our packaged applications developed for specific industry applications, we design our analytic software tools to perform a single function — such as management of the rules and policies an enterprise uses to make decisions — that users can easily integrate within a variety of specialized industry applications.

      Our suite of tools enables businesses to automate and improve their business processes and strategies, creating their own customized decision network. We use these tools as a common software platform for our own offerings. We also partner with third-party providers within given industry markets and with major software companies to imbed our tools within existing applications.

      Our tools include software solutions previously developed by both HNC and Fair, Isaac. The principal modules offered in fiscal 2002 were software systems that automate:

•	Rules Management. Fair, Isaac Blaze Advisor is a rules management tool used to design, develop, execute and maintain rules-based business applications. Blaze Advisor enables businesses to more quickly develop complex applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations.

•	Strategy Execution. Fair, Isaac Blaze Decision System is an advanced “decision engine factory” which enables the enterprise to create any number of decision engines that automatically execute decision strategies — the various rules, criteria and calculations that determine what action to take in a given situation on a given customer. Blaze Decision System provides a mechanism for integrating multiple decision engines and analytics into a business’s IT architecture, supporting enterprise-wide customer-centric strategy management.

•	Strategy Design. Fair, Isaac Model Builder for Decision Trees enables the user to create empirical strategies, augmenting the user’s expert judgment by applying data mining analytics to discover patterns empirically. In designing the steps and criteria of a decision strategy, the user can segment the customer base for targeted action based on the results of different performance measures, and can also simulate the performance of the designed strategy.

     Professional Services

      We provide a variety of custom offerings, business and technical consulting services, and technical system integration services to markets worldwide. The focus is on leveraging our industry experience and technical expertise, typically on a custom basis, to help clients address unique business challenges, to support the usage of our Strategy Machine Solutions and our analytic software tools, and to create new sales opportunities for our other offerings. This group also performs consultative selling, developing customized solution sets combining various products and capabilities to meet unique client or industry opportunities. These services are generally offered on an hourly fee basis, though some offerings, such as analytics and Strategy Science, have defined pricing structures.

      Our services include:

•	Customer Strategy Integration. We provide strategy development, analytics and systems planning for customer management and marketing. These projects include a number of packaged customer relationship management service offerings developed by Nykamp Consulting Group, which we acquired in December 2001.

•	Product Services. We provide business consulting and technology integration services that support, complement and enhance the value of our software products. These services include installation and strategy development associated with our Strategy Machine Solutions and analytic software tools.

•	Strategy Science. Using our Strategy Science technology and related advanced analytic methodologies, we perform decision modeling and strategy science projects for customer acquisition and customer management.

•	Global Analytics. We perform custom analytic projects, primarily predictive model development for the credit and insurance industries. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’s data and industry best practices to develop a highly customized solution.

COMPETITION

      The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	in-house analytic and systems developers;

•	scoring model builders;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

•	managed care organizations; and

•	software tools companies supplying modeling, rules, or analytic development tools.

      We believe that none of our competitors offers the same mix of products as we do, or has the same expertise in predictive analytics. However, certain competitors may have larger shares of particular geographic or product markets.

Scoring Solutions

      In the marketing of products in this segment we compete with both outside suppliers and in-house analytics and computer systems departments for scoring business. Major competitors among outside suppliers of scoring models include the three major credit-reporting agencies, which are also our partners in offering our Scoring Solutions, and also include credit reporting agencies outside the United States. In the consumer market we compete with companies that provide consumers with their credit reports, credit scores other than FICO scores, and related monitoring and score analysis services. FICO scores are used as a part of the credit decision process by the overwhelming majority of financial institutions to make the credit decisions that impact consumers, and we believe that this provides us an advantage over our competition in this market.

Strategy Machine Solutions

      Products in our Strategy Machine Solutions segment help our customers acquire, originate and manage their customers. Within the customer acquisition market, we have experienced competition from our customers’ internal IT departments, Acxiom Corporation, Experian and Harte-Hanks Inc, among others.

      Within the origination market, we have experienced competition from American Management Systems Inc., Experian, Automatic Data Processing, Inc., Lightbridge, Inc., Appro Systems, Inc. and First American Credit Management Solutions, Inc. (CMSI), among others.

      We have experienced competition from American Management Systems, Inc., Experian, Insurance Services Organization, Inc., Choicepoint, Inc. and Lightbridge, Inc., among others, within the account management market.

      In the marketing of our fraud analytics products, we have experienced competition mainly from Retail Decisions and ACI Worldwide, a division of Transaction Systems Architects, Inc., in the financial services market; ECTel Ltd., Hewlett Packard Company, Cerebrus Solutions Limited and Neural Technologies in the telecommunications market; International Business Machines, Inc. and ViPS, Inc. in the healthcare segment; and Infoglide Software Corporation, NetMap Analytics LLC and Magnify, Inc. in the property and casualty and workers’ compensation insurance market.

Analytic Software Tools

      In our Analytic Software Tools segment, we develop, market and support analytic model building and decisioning software tools that enable our customers to develop their own Enterprise Decision Management applications. Our primary competitors in this segment include SAS Institute, SPSS Inc., Angoss Software Corporation, iLog S.A., Computer Associates International, Inc., and Pegasystems Inc.

Professional Services

      We compete with a variety of organizations that offer services similar to the consulting services that we offer. In addition, a client may use its own resources rather than engage an outside firm for these services. Our competitors include information technology product and services vendors, management and strategy consulting firms, smaller specialized information technology consulting firms and analytical services firms.

Competitive Factors

      We believe the principal competitive factors affecting our markets include: technical performance; access to unique proprietary databases; availability in ASP format; product attributes like adaptability, scalability, interoperability, functionality and ease-of-use; product price; customer service and support; the effectiveness of sales and marketing efforts; existing market penetration; and our reputation. Although we believe our products and services compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and future competitors.

MARKETS AND CUSTOMERS

      Our products and services serve clients in multiple industries, including financial services, insurance, retail, telecommunications, healthcare and governmental agencies. During fiscal 2002, end users of our products who purchased directly from us included approximately 75 of the 100 largest banks in the United States; several of the largest banks in Canada; approximately 40 banks in the United Kingdom; over 300 insurers; more than 70 retailers; seven oil companies; major travel and entertainment card companies; and more than 40 finance companies. The scoring, application processing and account management services offered through credit reporting agencies and third-party processors extend the availability of our technology to smaller credit issuers.

      We also market our services to a wide variety of businesses engaged in direct marketing. These include banks, insurance companies and retailers, among others. Our consumer services are marketed to an estimated 190 million U.S. consumers whose credit relationships are reported to the three major credit reporting agencies.

      In the United States, we market our products and services primarily through our own direct sales organization. Sales groups are based in our headquarters and in field offices strategically located both in and outside the United States. We also market our products through indirect channels including alliance partners and other resellers.

      In fiscal 2002, TransUnion accounted for approximately 8% of our revenues; Equifax, approximately 12%; and Experian, approximately 7%. In fiscal 2001, TransUnion, Equifax, and Experian accounted for approximately 9%, 11% and 7% of our revenues, respectively, and in fiscal 2000, 12%, 10% and 7% of our revenues, respectively.

      Outside the United States, we market our products and services primarily through our subsidiary sales organizations. Our subsidiaries license and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. We also market our products through resellers and independent distributors in international territories not covered by our subsidiaries’ direct sales organizations.

      Our largest market segments outside the United States are the United Kingdom and Canada. Mexico, South Africa, a number of countries in South America and almost all of the Western European countries are represented in our user base. We have delivered products to users in over 60 countries.

      Revenues from international customers, including end users and resellers, amounted to 19%, 18% and 19% of our total revenues in fiscal 2002, 2001 and 2000, respectively. See Note 16 to the Consolidated Financial Statements for a summary of our operating segments and geographic information.

TECHNOLOGY

      We specialize in analytics, software and data management technologies that analyze data and drive business processes and decision strategies. We maintain active research in a number of fields for the purposes of deriving greater insight and predictive value from data, making various forms of data more usable and valuable to the model-building process, and automating and applying analytics to the various processes involved in making high-volume decisions in real time. Because of our pioneering work in credit scoring and fraud detection, we are widely recognized as the leader in predictive technology. In all our work, we believe that our tools and processes are among the very best commercially available, and that we are uniquely able to integrate advanced analytic, software and data technologies into mission-critical business solutions that offer superior returns on investment. Some of our longer-term research projects are partially funded through contracts with the U.S. Government or members of the U.S. intelligence community.

      Our areas of expertise encompass:

Predictive modeling. Predictive modeling identifies and mathematically represents underlying relationships in historical data in order to explain the data and make predictions or classifications about future events. Our models summarize large quantities of data to amplify its value. Predictive models typically analyze current and historical data on individuals to produce easily understood metrics such as scores. These scores rank-order individuals by likely future performance, e.g., their likelihood of making credit payments on time, or of responding to a particular offer for services. We also include in this category models that detect the likelihood of a transaction being fraudulent. Our predictive models are frequently operationalized in mission-critical transactional systems and drive decisions and actions in near real time.

While we employ a wide range of analytic methodologies and tools in this area, we have two principal technologies behind most of our predictive models:

•	INFORM. This is our proprietary predictive modeling technology. It is unique in its ability to account for business rules, legal environments, and real-world biased or missing values. Fair, Isaac has continuously evolved INFORM since the late 1950s, adding new algorithms and processes. The name, INFORM, was coined to reflect its information theory root. Although the modeling component is proprietary and closely protected, the present version of INFORM — INFORM 11 — is based upon a linear goal programming approach. As such, it allows for such operations research capabilities as linear constrained optimization. The latest generation of INFORM — INFORM-NLP — utilizes a non-linear constrained optimization algorithm. It provides the foundation for an extensible modeling technology that can accommodate an even wider variety of objective functions, still subject to business and data constraints. This reflects our focus on analytic solutions that address real-world problems.

•	Neural Networks. The term “neural network” refers to a family of nonlinear, statistical modeling techniques, which were derived from the work of scientists engaged in understanding biological intelligence. We use neural network techniques to build models of complex transaction patterns such as consumer credit card fraud. These models are created through a process called “training.” Training involves exposing a neural network algorithm to a large data set of examples of transaction patterns. Often hundreds of thousands to millions of examples are provided. The neural network processes this data to identify patterns in the data that are predictive of the transaction patterns being modeled. Once training is complete, the neural network uses these learned patterns to predict the probability that a new individual will exhibit the modeled transaction patterns.

Decision Analysis and Optimization. Decision analysis refers to the broad quantitative field, that overlaps the fields of operations research and statistics, that deals with modeling, optimizing and analyzing decisions made by individuals, groups and organizations. Whereas predictive models analyze multiple aspects of individual behavior to forecast future behavior, decision analysis analyzes multiple aspects of a given decision to identify the most effective action to take to reach a desired result. We have developed an integrated approach to decision analysis that incorporates the development of a decision model that mathematically maps the entire decision structure; proprietary optimization technology that identifies the most effective strategies, given both the performance objective and constraints; the development of designed testing required for active, continuous learning; and the robust extrapolation of an optimized strategy to a wider set of scenarios than historically encountered. This technology is behind our Strategy Science solutions.

Transaction Profiling. Many of our products operate on transactional data, such as credit card purchase transactions, or other types of data that change over time, such as workers’ compensation claims. In its raw form, this data is very difficult to use in predictive models for several reasons: First, a single transaction contains very little information about the transaction patterns of the individual that generated the transaction. Second, transaction patterns change rapidly over time. Finally, this type of data can often be incomplete. To overcome these data problems, we have developed a set of proprietary techniques that transform raw transactional data into a representation that reveals latent information, and which make the data more usable by predictive models. This profiling technology accumulates data across multiple transactions to create and update profiles of transaction patterns. These profiles enable our neural network models to make accurate assessments of fraud and risk within real-time transaction streams.

Customer Data Integration. Decisions made on customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. We have focused on developing data integration processes that are able to assemble and integrate those disparate data sources into a unified view of the customer or household for real-time decision-making. As an advance on our own internal tools for merge/purge processes using multiple match keys, we have co-developed a proprietary matching logic with Equifax. Using this logic, we quickly integrate customer data from many different enterprise touchpoints, and append data from external sources, including demographic databases, opt-out lists and the more than 1 billion consumer records in Equifax’s comprehensive database.

Decision Management Software. In order to make a decision strategy operational, the various steps and rules need to be programmed or exported into the business’s software infrastructure, where it can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and rules management systems, that perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, user definition of extremely complex decision strategies using GUI interfaces; simultaneous testing of hundreds of decision strategies in test/control mode; high-volume processing and analysis of transactions in real time; and integration of multiple data sources and predictive metrics for improved behavior forecasts and finer segmentation.

Research and Development Activities. Our research and development expenses were $33.8 million in fiscal 2002, $28.3 million in fiscal 2001, and $29.8 million in fiscal 2000. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

      We have traditionally relied primarily on the internal development of our products. Based on timing and cost considerations, however, we have acquired, and in the future may consider acquiring, technology or products from third parties.

      In some cases, external funding (e.g., government grants) is used to develop initial concepts. For example, the Defense Advanced Research Projects Agency, or DARPA, funds our development of advanced computational intelligence algorithms to detect patterns in genomic and medical literature data. Another long-term research project is aimed at developing computer models of brain functions in order to develop more intelligent, interactive computing systems and new types of analytic algorithms.

      The information set forth in the line entitled “Research and development” in the Consolidated Statement of Income, and the information set forth under the caption “Software costs” in Note 1 to the Consolidated Financial Statements are incorporated herein by reference.

PRODUCT PROTECTION AND TRADEMARKS

      We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights.

      We retain the title to and protect the suite of models and software used to develop scoring models as a trade secret. We also restrict access to our source code and limit access to and distribution of our software, documentation and other proprietary information. We have generally relied upon the laws protecting trade secrets and upon contractual non-disclosure safeguards and restrictions on transferability to protect our software and proprietary interests in our product methodology and know-how. Our confidentiality procedures include invention assignment and proprietary information agreements with our employees and independent contractors, and nondisclosure agreements with our distributors, strategic partners and licensees. We also claim copyright protection for certain proprietary software and documentation.

      We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never issue on our pending patent applications or on any future application that we may submit.

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

      We have developed technologies for research projects conducted under agreements with various United States Government agencies or their subcontractors. Although we have acquired commercial rights to these technologies, the United States Government typically retains ownership of intellectual property rights and licenses in the technologies that we develop under these contracts. In some cases, the United States Government can terminate our rights to these technologies if we fail to commercialize them on a timely basis. In addition, under United States Government contracts, the government may make the results of our research public, which could limit our competitive advantage with respect to future products based on funded research.

      We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services.

PERSONNEL

      As of September 30, 2002, we employed 2,388 persons worldwide. Of these, 498 full-time employees were located in our San Rafael, California office, 461 full-time employees were located in our Arden Hills, Minnesota office, and 407 full-time employees were located in our San Diego, California offices. None of our employees are covered by a collective bargaining agreement and no work stoppages have been experienced.

      Information regarding our officers is included in “Executive Officers of The Registrant” at the end of Part I of this report.

Item 2.     Properties

      Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal office is located in San Rafael, California, approximately 15 miles north of San Francisco.

      Our leased properties include

•	approximately 225,500 square feet of office space in San Rafael, California in three buildings under leases expiring in 2006 or later.

•	approximately 166,500 square feet of office and data processing space in Arden Hills, Minnesota in four buildings under leases expiring in 2012 or later.

•	approximately 162,500 square feet of office space in San Diego, California in three buildings at that location under leases expiring in 2003 or later.

•	an aggregate of approximately 313,500 square feet of office and data center space in Alpharetta, GA; Arden Hills, MN; Arlington, VA; Atlanta, GA; Austin, TX; Baltimore, MD; Birmingham, UK; Boston, MA; Brentford, UK; Brookings, SD; Chestnut Hill, MA; Chicago, IL; Coppell, TX; Cranbury, NJ; Dallas, TX; Denver, CO; Emeryville, CA; Englewood, CO; Exton, PA; Irvine, CA; Kennett Square, PA; London, UK; Madrid, Spain; Mooresville, NC; Nanuet, NY; New Castle, DE; New York, NY; Oakbrook Terrace, IL; Paris, France; Peabody, MA; Petaluma, CA; Reston, VA; San Jose, CA; Sao Paulo, Brazil; Sarasota, FL; Singapore, Singapore; South Norwalk, CT; Tokyo, Japan; Toronto, Canada; Walpole, MA; and Warrenville, IL.

      See Note 18 to the Consolidated Financial Statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3.     Legal Proceedings

      On April 30, 2002, Douglas Tidwell, seeking to act on behalf of a class of all holders of common stock of HNC Software Inc., filed suit in the Superior Court of the State of California, County of San Diego, and named as defendants all of the then current directors of HNC. The complaint alleges, among other things, that HNC’s directors breached their fiduciary duties to HNC’s stockholders by approving the Agreement and Plan of Merger that HNC entered into with Fair, Isaac on April 28, 2002 and that the individual defendants engaged in self-dealing in connection with the transaction. The complaint seeks injunctive relief, including enjoining consummation of the merger transaction with Fair, Isaac. The complaint also seeks an award of attorneys’ and experts’ fees. On July 18, 2002, HNC announced that it had entered into a memorandum of understanding with plaintiff’s counsel setting forth the terms of a proposed settlement of the suit. A Stipulation of Settlement implementing the terms of the memorandum of understanding has been entered into by which the case will be dismissed and HNC will pay $492,000 in attorneys’ fees to plaintiffs subject to approval by the court. A substantial portion of HNC’s costs in connection with the pending settlement will be reimbursed by HNC’s directors’ and officers’ insurance carrier. The settlement has been preliminarily approved by the court and a hearing before the court for final approval of the settlement is currently scheduled for December 11, 2002.

      We are also subject to various other legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 3.

Item 4.     Submission of Matters to a Vote of Security Holders

      At the special meeting of our stockholders on July 23, 2002, the stockholders voted on the proposed issuance of common stock to stockholders of HNC in connection with the merger between HNC and a wholly-owned subsidiary of the Company under the Agreement and Plan of Merger among Fair, Isaac and Company, Incorporated, Northstar Acquisition Inc., and HNC, dated as of April 28, 2002. Proxies representing 25,746,694 shares of Fair, Isaac common stock, representing 79.1% of the total outstanding shares on the June 13, 2002 record date, were tabulated in the following manner:

FOR	AGAINST	ABSTAIN

25,295,666	429,977	21,051

EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers as of September 30, 2002 were as follows:

Name	Positions Held	Age

Thomas G. Grudnowski	President and Chief Executive Officer since joining us in December 1999. Also became a Director of the Company in December 1999. Partner at Andersen Consulting from 1983 until December 1999.	52

Chad L. Becker	Vice President, Strategy Machines — Life-Cycle Solutions since August 2002. From October 2000 to August 2002, was Vice President, Global Financial Services. Held various other senior and executive positions from 1991 until October 2000.	34

Michael Chiappetta	Vice President, Strategy Machines — Fraud Analytics since the time of the Company’s merger with HNC Software Inc. in August 2002. After joining HNC in 1993, held various senior positions from 1993 through 2002, most recently as Executive Vice President, Analytic Solutions.	38

Russell C. Clark	Vice President and Controller since the time of the Company’s merger with HNC Software Inc. in August 2002. Vice President, Corporate Finance of HNC from January 2000 until April 2002 and Senior Vice President, Corporate Finance from April 2002 to August 2002. From August 1990 until January 2000, held various positions with PricewaterhouseCoopers LLP’s Technology Industry Group, including Senior Manager in the audit and business advisory services group.	34

Richard S. Deal	Vice President, Human Resources since joining the Company in January 2001. Vice President, Human Resources at Arcadia Financial, Ltd., from March 1998 until January 2001. Managed broad range of human resources corporate and line consulting functions at U.S. Bancorp, from 1993 until March 1998.	35

Sean M. Downs	Vice President, Healthcare and Insurance Solutions since the time of the Company’s merger with HNC Software, Inc. in August 2002. Since joining HNC in April 1998 has held various executive positions including, President, HNC Insurance Solutions; Senior Vice President, Predictive Software Solutions; and Senior Vice President, Strategic Development. From February 1990 to March 1998 held various executive positions with Risk Data Corporation, including Senior Vice President, Sales and Marketing.	42

Eric J. Educate	Vice President, Global Sales since joining the Company in July 2000. Vice President of Global Sales for Imation Corporation, 1999 — 2000. Key sales executive at EMC Corporation, 1997 — 1999. Silicon Graphics, 1987 — 1997.	50

Name	Positions Held	Age

Henk J. Evenhuis	Vice President, Chief Accounting Officer since August 2002. Vice President, Chief Financial Officer since joining the Company in October 1999 until August 2002. Corporate Secretary from November 2001 until February 2002. Executive Vice President and Chief Financial Officer of Lam Research Corporation, from April 1987 until May 1997, and Vice President, Finance from May 1997 to September 1998.	59

Andrea M. Fike	Vice President, General Counsel and Secretary since February 2002. Vice President and General Counsel from February 2001 to January 2002. Senior Counsel from October 1999 to February 2001. Partner at Faegre & Benson, LLP, from January 1998 to September 1999. Associate at Faegre & Benson, from 1989 to December 1997.	42

W. Thomas McEnery	Vice President, Marketing since joining the Company in May 2001. Group Director at Fallon Worldwide, 1993-2001.	40

Mark P. Pautsch	Vice President and Chief Information Officer since August 2000. Managing Partner for the CIO Technology Services Organization of Andersen Consulting, August 1999 to August 2000. Managing Partner for the Teleworks Solution Center September 1995 to August 1999. Joined Andersen Consulting in 1979.	46

Larry E. Rosenberger	Vice President, Research & Development/Analytics since December 1999. President and Chief Executive Officer from March 1991 to December 1999. First named an officer in 1983. A Director from 1983 — 1999. Joined the Company in 1974.	56

Kenneth J. Saunders	Vice President, Chief Financial Officer since joining the Company at the time of the merger with HNC in August 2002. Chief Financial Officer and Secretary of HNC from January 2000 until August 2002. Vice President and Chief Financial Officer of HNC from December 1999 to August 2002. After joining HNC in January 1997 and prior to August 2002, held various financial positions including Treasurer, Corporate Controller, and Vice President Corporate Finance.	41

Steven A. Sjoblad	Vice President, Consumer Solutions since August 2002. Vice President, Corporate Development from May 2001 until August 2002. Managing Director and President of Fallon McElligott from 1981 until May 2001.	53

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the New York Stock Exchange under the symbol: FIC. According to records of our transfer agent, at October 31, 2002, we had 514 shareholders of record of our common stock.

      The following table shows the high and low closing prices for our stock, as listed on the New York Stock Exchange and adjusted to give retroactive effect to the three-for-two stock splits effected in each of June 2002 and June 2001, for each quarter in the last two fiscal years:

	High	Low

Fiscal 2001
October 1 — December 31, 2000	$22.67	$17.06
January 1 — March 31, 2001	$28.45	$20.64
April 1 — June 30, 2001	$41.21	$25.01
July 1 — September 30, 2001	$46.47	$29.87

Fiscal 2002
October 1 — December 31, 2001	$43.33	$25.19
January 1 — March 31, 2002	$43.67	$31.79
April 1 — June 30, 2002	$44.00	$32.87
July 1 — September 30, 2002	$39.40	$29.48

Dividends

      We paid quarterly dividends of 2 cents per share, or 8 cents per year, during the 2000, 2001 and 2002 fiscal years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, the Company’s obligations and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors. On June 5, 2002 and June 4, 2001, we effected three-for-two common stock splits, each in the form of a stock dividend. Unless specifically noted, all share numbers in this report reflect these stock dividends.

Item 6.	Selected Financial Data

	Fiscal Years Ended September 30,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Revenues	$392,418	$329,148	$298,630	$277,041	$245,545
Operating income	47,112	72,107	44,614	46,375	40,432
Income before income taxes	53,098	76,853	47,070	50,600	42,105
Net income	17,884	46,112	27,631	29,980	24,327
Earnings per share:
Basic	$.49	$1.40	$.86	$.95	$.79
Diluted	$.48	$1.33	$.84	$.93	$.75
Dividends declared per share	$.08	$.08	$.08	$.08	$.08

	At September 30,

	2002	2001	2000	1999	1998

Working capital	$337,965	$94,624	$100,694	$55,885	$54,852
Total assets	1,212,513	317,013	241,288	210,353	189,614
Convertible subordinated notes, net of discount	139,922	—	—	—	—
Long-term capital lease obligations	—	—	—	364	789
Stockholders’ equity	973,472	271,772	199,001	156,499	133,451

      In April 2002 and May 2001, our Board of Directors authorized three-for-two stock splits, each effected in the form of a stock dividend, with cash paid in lieu of fractional shares. As a result of the two stock splits, stockholders of record at the close of business on May 15, 2002 and May 14, 2001, respectively, received an additional share of Fair, Isaac stock for every two shares owned, which was distributed on June 5, 2002 and June 4, 2001, respectively. All share and earnings per share amounts are restated to reflect these two stock splits.

Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Overview

      We provide analytic, software and data management products and services that enable businesses to automate and improve decisions. On a combined basis including HNC, our predictive modeling, decision analysis, intelligence management, decision management systems and consulting services power more than 25 billion customer decisions a year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure of credit risk, to manage their financial health.

      On August 5, 2002, we completed our acquisition of HNC, a provider of analytic and decision management software. Results of operations of HNC are included prospectively from the date of acquisition. Accordingly, our financial results in fiscal 2002 are not directly comparable to those in fiscal 2001.

      Following our acquisition of HNC, we changed our reportable business segments to reflect the new primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Our current reportable segments include: Scoring Solutions, Strategy Machine Solutions, Professional Services and Analytic Software Tools. Information for fiscal 2001 and 2000 has been restated to conform to the fiscal 2002 presentation for comparability. Comparative segment revenues, operating income, and related financial information for fiscal 2002, 2001 and 2000 are set forth in Note 16 to the Consolidated Financial Statements.

      A certification with respect to this report on Form 10-K by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the Securities and Exchange Commission (SEC) as additional correspondence accompanying this report.

Revenues

      The following table displays (a) the percentage of revenues by segment and (b) the percentage change in revenues from the prior fiscal year for the fiscal periods indicated.

				Period-to-Period
				Percentage
				Change
	Percentage of Revenues
	Fiscal Year			2002	2001
				to	to
Segment	2002	2001	2000	2001	2000

Scoring Solutions	32%	37%	37%	4%	9%
Strategy Machine Solutions	49%	49%	49%	17%	11%
Professional Services	16%	12%	13%	65%	(2)%
Analytic Software Tools	3%	2%	1%	87%	286%

Total Revenues	100%	100%	100%	19%	10%

      The growth in Scoring Solutions segment revenues in fiscal 2002 over fiscal 2001 was due primarily to an increase in revenues derived from risk and insurance scoring services at the credit reporting agencies, offset by a decrease in PreScore and ScoreNet services. The growth in risk scoring services resulted primarily from increased sales of scores for account review and increased online scores for auto financing, as well as a continued strong market for mortgage originations and refinancing. The increase in Scoring Solutions revenues in fiscal 2001 as compared to fiscal 2000 resulted primarily from an increase in revenues derived from risk scoring services at the credit reporting agencies, driven predominantly by increased marketing efforts of credit card issuers, and in part by a stronger market for mortgage refinancing in fiscal 2001 as compared to fiscal 2000.

      While we have been successful in extending or renewing our agreements with credit reporting agencies and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on revenues and operating margins. In fiscal 2002, revenues generated from our alliances with Experian, TransUnion and Equifax accounted for approximately 12%, 8%, and 7% of our revenues, respectively. In fiscal 2001, Equifax, TransUnion and Experian accounted for approximately 11%, 9% and 7% of total revenues, respectively, and in fiscal 2000, TransUnion, Equifax and Experian accounted for approximately 12%, 10% and 7% of total revenues, respectively.

      The increase in Strategy Machine Solutions segment revenues in fiscal 2002 over fiscal 2001 was due primarily to increased revenues derived from MarketSmart, consumer score service revenues through myFICO.com and strategic alliance partners’ Web sites, our Strategy Science offering, Netsourced and Processor TRIAD products, and the addition of products previously offered by HNC, offset by a decrease in revenues from List Processing, maintenance on retired products, CreditDesk and StrategyWare. Revenues derived from the Strategy Machine Solutions segment increased in fiscal 2001 as compared to fiscal 2000, due primarily to the addition of consumer score service revenues through myFICO.com and increased revenues from Liquid Credit, StrategyWare and Processor TRIAD.

      The increase in Professional Services revenues in fiscal 2002 over fiscal 2001 was due primarily to increased revenues resulting from the acquisitions of the Nykamp and HNC businesses as well as increased revenues derived from consulting services related to TRIAD, MarketSmart, Strategy Science, Blaze Decision

System, and StrategyWare. Revenues derived from the Professional Services segment in fiscal 2001 decreased slightly as compared to fiscal 2000, due mainly to a decrease in consulting related to Strategy Machines Solutions products, offset by an increase in analytic consulting.

      The increase in Analytic Software Tools segment revenues in fiscal 2002 over fiscal 2001 was due primarily to the addition of Blaze Advisor revenues previously offered by HNC and to additional revenues from Blaze Decision System (formerly Fair, Isaac Decision System), offset by a decrease in the sale of Model Builder for Decision Trees. Tools revenues increased in fiscal 2001 compared to fiscal 2000 due principally to increased revenues from Blaze Decision System and Strategy Designer products.

      Revenues derived from clients outside the United States totaled $76.2 million, $60.0 million and $57.1 million in fiscal 2002, 2001 and 2000, respectively, representing 19%, 18% and 19% of total consolidated revenues in these years, respectively. The increase in international revenues in fiscal 2002 resulted primarily from increased sales of our TRIAD and Decision System products and Strategy Science services, offset by a decrease in international credit bureau scoring revenue. In fiscal 2001, the increase in international revenues resulted primarily from increased sales of our Strategy Machines Solutions products, including StrategyWare and the increased usage of our Processor TRIAD product. Fluctuations in currency exchange rates have not had a significant effect on revenues to date. In October 2001, we initiated a hedging program to reduce our exposure to fluctuations in certain foreign currency translation rates resulting from holding receivables and cash denominated in foreign currencies within our U.S. reporting entities.

Operating Expenses and Other Income (Expense)

      The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Consolidated Statements of Income and (b) the percentage change in the amount of each such line item from the prior fiscal year.

				Period-to-Period
				Percentage
				Change
	Percentage of Revenues
	Fiscal Year			2002	2001
				to	to
	2002	2001	2000	2001	2000

Revenues	100%	100%	100%	19%	10%
Operating expenses:
Cost of revenues	45%	44%	43%	18%	15%
Research and development	9%	9%	10%	19%	(5)%
Sales, general and administrative	21%	24%	30%	7%	(13)%
Amortization of intangibles	1%	1%	1%	109%	—
In-process research and development	10%	—	—	100%	—
Restructuring and merger-related	2%	—	1%	100%	(100)%

Total operating expenses	88%	78%	85%	34%	1%

Operating income	12%	22%	15%	(35)%	62%

Interest income	2%	2%	1%	10%	41%
Interest expense on convertible subordinated notes	—	—	—	(100)%	—
Other income (expense), net	—	—	(1)%	(204)%	(37)%

Income before income taxes	14%	23%	16%	(31)%	63%
Provision for income taxes	9%	9%	7%	15%	58%

Net income	5%	14%	9%	(61)%	67%

     Cost of Revenues

      Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in creating, installing and supporting revenue products; travel and related overhead costs; costs of computer service bureaus; and our payments made to credit reporting agencies for scores, related outside support in connection with the ScoreNet Service and expenses related to our consumer score services through myFICO.com.

      Cost of revenues, as a percentage of revenues, increased in each of fiscal 2002 and 2001 over the prior fiscal year. In fiscal 2002, the increase was primarily due to the acquisition of the Nykamp and HNC businesses and to an increase in direct materials expenses associated with our consumer score services through myFICO.com, offset by a reduction in the use of outside consultants and contractors that are relatively more expensive than internal resources. In fiscal 2001, the increase was primarily due to higher operating costs incurred for telecommunications services, planning and compliance functions and software and consulting services related to the North American market.

     Research and Development

      Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including research of mathematical and statistical models, and the development of other Strategy Machines Solutions and Analytic Software tools.

      Research and development expenses as a percentage of revenues were consistent between fiscal 2002 and fiscal 2001. As a percentage of revenues, the decrease in fiscal 2001 as compared to the prior year was due primarily to the redeployment of research and development personnel to support roles for our new products, particularly within our Strategy Machine Solutions segment.

     Sales, General and Administrative

      Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

      As a percentage of revenues, sales, general and administrative expenses in fiscal 2002 were lower than in fiscal 2001, due primarily to a reduction in personnel, consulting, sales commission, conference and trade show expenses, offset in part by increased personnel and other expenses resulting from the HNC acquisition. As a percentage of revenues, sales, general and administrative expenses in fiscal 2001 were lower than in fiscal 2000, due primarily to reductions in personnel, consulting and travel expenses as a result of our cost containment efforts.

     Amortization of Intangibles

      Amortization of intangibles consists of amortization expense that we have recorded on intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Amortization expense in fiscal 2002 totaled $4.4 million as compared to amortization expense of $2.1 million in each of fiscal 2001 and 2000. The increase in fiscal 2002 is attributable primarily to the incremental amortization of intangible assets recorded in connection with the HNC acquisition on August 5, 2002, and to a lesser degree the amortization of intangible assets resulting from our acquisition of assets from Nykamp Consulting Group, Inc. (Nykamp) in December 2001. Our intangible assets are being amortized using the straight-line method over periods ranging from three to fifteen years. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

     In-process Research and Development

      During fiscal 2002, we recorded in-process research and development (IPR&D) expense of $40.2 million in connection with our acquisition of HNC. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86: Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Financial Accounting Standards Board Interpretation No. 4: Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. In addition, the Fair Value, as defined below, of the IPR&D projects was determined in accordance with Statement of Financial Accounting Standards No. 141: Business Combinations, and SFAS No. 142: Goodwill and Other Intangible Assets.

      We used an independent appraisal firm to assist us with our valuation of the fair value of the assets purchased from HNC. Fair value is defined as the price at which property would expect to be exchanged between a willing buyer and a willing seller, neither being under any compulsion to buy or to sell, and both having reasonable knowledge of relevant facts.

      HNC’s IPR&D projects consisted of projects within HNC’s three legacy suites of software, consisting of the Efficiency, Risk and Opportunity suites, as well as its development of a new software platform technology. The current Efficiency Suite products under development as of the acquisition date were Roamex 5.0, which replaces 60% of the existing Roamex code and adds additional capabilities, and Blaze Advisor 4.5, a business rules product that adds additional rules management features to this product line. The current Risk Suite products under development were Falcon 5.0, which will be the first project in a series to replace the legacy Falcon product code base with new Java and platform technology, and Payment Optimizer, a payment optimizer tool that incorporates new platform modeling and profiling components. The current Opportunity Suite product under development was Opportunity Suite Development (“OSD”). OSD was the core engine for this suite, and was a build out of the Optimization and Simulation Environment (“OSE”) application version 2.0 UNIX based running on a web browser. At the time of acquisition, HNC was also in the process of developing a new software platform technology that enables efficient deployment and installation of multiple products while significantly reducing implementation and development costs.

      The IPR&D projects were valued through the application of discounted cash flow analyses, taking into account many key characteristics of HNC as well as its future prospects, the rate of technological change in the industry, product life cycles, risks specific to each project, and various projects’ stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition, verses the project’s overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, HNC’s management provided distinct revenue forecasts for each IPR&D project. The projections were based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related product(s), product life cycles, and the importance of the existing technology relative to the in-process technology. In addition, the costs expected to complete each project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depend on the stage of completion and the additional risk associated with the completion of each of the IPR&D projects. As a recommended basis for the valuation of technology under development, we considered venture capital rates of return as an appropriate measure of the discount rates associated with each IPR&D project. As a result, the earnings associated with the incomplete technology were discounted at a rate ranging from 25% to 60%.

     Restructuring and Merger-related

      During fiscal 2002, in connection with our acquisition of HNC, we incurred charges totaling $7.2 million, consisting of the following: (i) $5.0 million in restructuring charges, including $3.2 million in charges associated with our abandonment of a Fair, Isaac facility lease concurrent with the merger, representing future cash obligations under the lease net of estimated sublease income, and $1.8 million in severance costs associated with a reduction in Fair, Isaac staff in connection with the merger, and (ii) $2.2 million in other non-recurring merger related costs, consisting primarily of retention bonuses earned through September 30, 2002 by employees with future severance dates and employee outplacement costs.

      In October 1999, we announced the discontinuance of our Healthcare Receivables Management System product line, and in connection therewith recorded a restructuring charge totaling $1.9 million during fiscal 2000. We also recorded a restructuring charge totaling $1.0 million related to a reduction in staff during fiscal 2000. These restructuring actions were completed during fiscal 2000 and resulted in a combined restructuring charge of $2.9 million in fiscal 2000, $0.3 million of which related to the write-down of operating assets. At September 30, 2000, we had an outstanding restructuring liability of $0.4 million related to these charges, which was included in other accrued liabilities. During fiscal 2001, we made cash payments of $0.2 million and wrote off $0.2 million in remaining operating assets such that no remaining restructuring liability existed at September 30, 2001.

     Interest Income

      Interest income increased to $6.4 million in fiscal 2002, as compared to $5.8 million in fiscal 2001 and $4.1 million in fiscal 2000. Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. Interest income increased in both fiscal 2002 and 2001, due primarily to higher average cash and investment balances, partially offset by lower interest and investment income yields due to market conditions. Also contributing to the increase in interest income in fiscal 2002 was the contribution of HNC’s cash and investment balances as a result of our acquisition of HNC on August 5, 2002.

     Interest Expense on Convertible Subordinated Notes

      As a result of the HNC acquisition and subsequent liquidation of the HNC entity, we are the issuer of $150.0 million in 5.25% convertible subordinated notes due in September 2008. The notes were recorded at their fair value of $139.7 million on the acquisition date, as determined based on their quoted market price, which resulted in our recognition of a $10.3 million note discount. The carrying amount of the notes is being accreted to $150.0 million over their remaining term using the effective interest method, resulting in an effective interest rate of approximately 6.64% per annum. Interest expense on the notes recorded by us totaled $1.5 million during fiscal 2002.

     Other Income (Expense), Net

      Other income (expense), net consists primarily of realized investment gains/ losses, exchange rate gains/ losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items. Other income (expense), net was $1.1 million in fiscal 2002 as compared to $(1.0) million in fiscal 2001 and $(1.7) million in fiscal 2000. Other income (expense), net in fiscal 2002 includes $2.7 million in realized gains on the sale of investments, whereas investment gains/losses were insignificant in fiscal 2001 and 2000. In fiscal 2002 and 2001, we also recorded our share of losses in an early-stage development company accounted for using the equity method, as well as net foreign currency losses.

      In fiscal 1998, we entered into a lease arrangement to construct an office complex in San Rafael, California to accommodate future growth. During fiscal 2000, we decided not to build out the site as planned following a five-month study of our options. Under an agreement with the San Rafael City Government, we were released from our obligation to occupy buildings on the site. As a result of the transaction, we recorded a loss of approximately $1.4 million, which is reflected in other income (expense), net in fiscal 2000.

     Provision for Income Taxes

      Our effective tax rate was 66.3%, 40.0%, and 41.3% in fiscal 2002, 2001 and 2000, respectively. The increase in fiscal 2002 compared to fiscal 2001 was due primarily to a $40.2 million non-deductible IPR&D charge, offset by the reduction of valuation allowance on capital loss carryovers and an increased level of research and development tax credits. The effective tax rate net of the IPR&D adjustment would have been

37.7%. The decrease in fiscal 2001 compared to fiscal 2000 was due to the implementation of an “extraterritorial income exclusion” tax structure and relatively more income generating activities in states with lower tax rates.

     Operating Income

      Operating income in fiscal 2002 decreased as compared to fiscal 2001, primarily as a result of the IPR&D charge and other merger-related costs recorded in connection with the HNC acquisition. Excluding these charges, operating income in fiscal 2002 increased, due principally to increased segment operating income derived from our Strategy Machines Solutions, Scoring Solutions and Analytic Software Tools segments, offset by a decrease in Professional Services segment operating income.

      The fiscal 2002 increase in Strategy Machines Solutions segment operating income was due primarily to the increase in revenues from consumer score services through myFICO.com and strategic alliance partners’ Web sites. The increase in Scoring Solutions segment operating income was due primarily to the growth in risk and insurance scoring revenues from the credit reporting agencies. The increase in Analytic Software Tools segment operating income was due primarily to an increase in Blaze Decision System and Blaze Advisor revenues in fiscal 2002, the latter of which resulted from the HNC acquisition. The decrease in the Professional Services segment operating income resulted primarily from the acquisitions of Nykamp and HNC, which contributed to lower professional services margins, offset by the increase in professional service revenue contributions from these acquisitions.

      Operating income in fiscal 2001 increased as compared to fiscal 2000, primarily as a result of increased segment operating income within our Strategy Machines Solutions and Scoring Solutions segments, and to a decline in the Analytic Software Tools segment operating loss. The increased Strategy Machines Solutions segment operating income was attributable primarily to the introduction in fiscal 2001 of consumer score services through myFICO.com and to the elimination of lower operating margins associated with our former Healthcare Receivables Management System line of business, which was discontinued in fiscal 2000. The increase in the Scoring Solutions segment operating income was due primarily to increased revenues related to risk scores from the credit reporting agencies. The decline in the Analytic Software Tools segment operating loss was due principally to increased revenues from Blaze Decision System products and to a lower percentage increase of segment operating expenses.

Capital Resources and Liquidity

      Our working capital at September 30, 2002 and 2001 totaled $338.0 million and $94.6 million, respectively. The increase in working capital year over year is attributable mainly to an increase in cash and cash equivalents, short-term marketable securities and accounts receivable, primarily resulting from our acquisition of HNC.

      Our primary method for funding operations and growth has been through cash flows generated from operations. Net operating cash flows increased from $70.5 million in fiscal 2001 to $103.1 million in fiscal 2002, reflecting primarily an increase in net earnings before merger-related IPR&D and other non-cash charges, partially offset by the effect of net working capital changes excluding the impact of the HNC and Nykamp acquisitions. Net operating cash flows increased from $36.7 million in fiscal 2000 to $70.5 million in fiscal 2001, reflecting primarily an increase in net earnings before non-cash charges, partially offset by net working capital changes.

      Net cash provided by investing activities totaled $92.5 million in fiscal 2002, compared to net cash used in investing activities of $98.1 million in fiscal 2001 and $27.6 million in fiscal 2000. The increase in cash flows from investing activities in fiscal 2002 as compared to fiscal 2001 is attributable primarily to the acquisition of $143.1 million of HNC cash and cash equivalents and a reduction in purchases of marketable securities, net of sales and maturities year over year, partly offset by cash paid to effect the Nykamp acquisition in fiscal 2002. The increase in cash used in investing activities in fiscal 2001 as compared to fiscal 2000 was attributable primarily to an increase in purchases of marketable securities, net of sales and maturities, partially offset by a decline in purchases of property and equipment year over year.

      Net cash used in financing activities totaled $123.4 million in fiscal 2002, compared to net cash provided by financing activities of $12.7 million in fiscal 2001 and $9.7 million in fiscal 2000. The increase in net cash used in financing activities in fiscal 2002, as compared to fiscal 2001, is attributable primarily to a increase in stock repurchases, a decrease in proceeds from issuances of common stock and an increase in cash dividends paid year over year. The increase in net cash provided by financing activities in fiscal 2001 as compared to fiscal 2000 was attributable primarily to an increase in proceeds from issuances of common stock, partially offset by an increase in stock repurchases year over year.

      From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2002, 2001 and 2000, we expended $144.4 million, $19.9 million and $0.1 million, respectively, in connection with our repurchase of common stock under such programs. In August 2002, we announced a 6.0 million share repurchase program. When the current program was announced, we stated an expectation that the volume of repurchases would be made in amounts consistent with the previous quarter’s free cash flow and that the program would have a term of up to three years. In November 2002, our board of Directors determined that it is in the Company’s best interest to have the discretion to accelerate the rate of repurchase activity and that the Company should not be subject to restrictions on the rate of repurchases or the duration of the program. As of September 30, 2002, approximately 1.1 million shares of our common stock had been repurchased under the current program. We anticipate that we will continue to repurchase shares in accordance with this program.

      We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2002, 2001 and 2000. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

      In connection with our merger with HNC and the subsequent liquidation of the HNC entity, we are the issuer of $150,000 of 5.25% Convertible Subordinated Notes that mature on September 1, 2008. The notes are convertible into shares of Fair, Isaac common stock at a conversion rate of approximately 18.02 shares of Fair, Isaac common stock per $1,000 principal amount of the notes, subject to anti-dilution adjustment. The notes are general unsecured obligations of Fair, Isaac and are subordinated in right of payment to all existing and future senior indebtedness of Fair, Isaac. Interest on the notes is payable on March 1 and September 1 of each year until maturity. We may redeem the notes on or after September 5, 2004, or earlier if the price of Fair, Isaac common stock reaches certain levels. If we redeem the notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture.

      As of September 30, 2002, we had $421.6 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the current decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

      We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime

Rate, payable monthly. This agreement, executed in November 2002, replaces a former $15.0 million revolving credit facility that was held by HNC. As of September 30, 2002, the former HNC credit facility served to collateralize certain letters of credit aggregating $0.7 million, made by us in the normal course of business. These letters of credit are now collateralized by the new facility. Our available borrowings under this facility are reduced by the principal amount of letters of credit collateralized by this credit agreement.

      We are a limited partner in Azure Capital Partners L.P., a venture capital investment management fund. We are committed to invest an additional $2.2 million into this fund, and we expect to make this additional investment in fiscal 2003.

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

      Transactional-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees.

      Revenues from post-contract customer support, such as maintenance, are recognized on a straight-line basis over the term of the contract.

     Allowance for Doubtful Accounts

      We make estimates regarding the collectibility of our accounts receivables. When we evaluate the adequacy of our allowance for doubtful accounts, we closely analyze specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment cycles. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

     Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

      Our business acquisitions typically result in the recognition of goodwill and other intangible assets, and in certain cases one-time charges associated with the write-off of in-process research and development, which affect the amount of current and future period charges and amortization expense. The determination of value of these components of a business combination, as well as associated asset useful lives, requires management to make various estimates and assumptions. Estimates using different, but each reasonable, assumptions could produce significantly different results.

      We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of enterprise-level goodwill. If factors suggesting impairment exist, we use the market value method to determine the extent of the impairment. We will adopt the provisions of Statement of Financial Accounting Standards No. 142 in the first quarter of fiscal 2003, and as a result we will cease to amortize all goodwill. In lieu of amortization, we will be required to perform an initial impairment review based on the estimated fair value of our goodwill and intangible assets as of October 1, 2002 and on a periodic basis thereafter. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We have not yet determined whether any impairment loss will result from our initial impairment review in fiscal 2003.

     Capitalized Software Development Costs

      We capitalize certain software development costs after establishment of a product’s technological feasibility. Such costs are then amortized over the estimated life of the related product. Periodically, we compare a product’s unamortized capitalized cost to the product’s estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, write-offs of capitalized software costs could result.

     Internal-use Software

      Costs incurred to develop internal-use software during the application development stage are capitalized and reported at the lower of cost or net realizable value. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. We assess potential impairment to capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives are no longer amortized, but instead are tested for impairment at least annually or more frequently if impairment circumstances arise. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001; therefore, the Company will adopt SFAS 142 beginning October 1, 2002. We are currently evaluating the impact that the adoption of SFAS No. 142 will have on our financial position and results of its operations. Annual goodwill amortization was approximately $2.1 million for each of the fiscal years 2002, 2001 and 2000.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. This Statement only applies to termination benefits offered for a specific termination event or a specified period. We are required to adopt this statement for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement to have a significant impact on our financial position and results of operations.

RISK FACTORS

Although we expect that the recently completed merger between Fair, Isaac and HNC will benefit us, we may not realize those benefits because of integration and other challenges.

      On August 5, 2002, we completed the acquisition of HNC, previously announced on April 29, 2002. Our failure to meet the challenges involved in successfully integrating the operations of Fair, Isaac and HNC or otherwise to realize any of the anticipated benefits of the recently completed merger, including anticipated cost savings, could seriously harm our results of operations. Realizing the benefits of the recently completed merger will depend in part on the continued integration of products, technologies, operations, and personnel. Although we have made progress since the merger was completed, the continued integration is a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt our business. In many recent mergers, especially mergers involving technology companies, merger partners have experienced difficulties integrating the combined businesses, and we have not previously faced an integration challenge as substantial as the one presented by the recently completed merger. The challenges involved in this integration include the following:

•	continuing to persuade employees that the business cultures of Fair, Isaac and HNC are compatible, maintaining employee morale and retaining key employees;

•	managing a workforce over expanded geographic locations;

•	demonstrating to our customers that the merger will not lower client service standards, interfere with business focus, adversely affect product quality or alter current product development plans;

•	consolidating and rationalizing corporate IT and administrative infrastructures;

•	combining product offerings;

•	coordinating sales and marketing efforts to effectively communicate our capabilities to current and prospective customers;

•	coordinating and rationalizing research and development activities to enhance introduction of well designed new products and technologies;

•	preserving our marketing or other important relationships and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from other ongoing business concerns; and

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

      We may not successfully integrate the operations of Fair, Isaac and HNC in a timely manner, or at all. Moreover, we may not realize the anticipated benefits or synergies of the merger to the extent, or in the time frame, anticipated. The anticipated benefits and synergies relate to cost savings associated with anticipated restructurings and other operational efficiencies, greater economies of scale and revenue growth opportunities through expanded markets and cross-sell opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration.

Charges to earnings resulting from the application of the purchase method of accounting may cause the market value of our common stock to decline.

      In accordance with United States generally accepted accounting principles, we are accounting for the merger using the purchase method of accounting. Under the purchase method of accounting, we have allocated the total estimated purchase price to HNC’s net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development, based on their fair values as of the date of completion of the merger on August 5, 2002. We have recorded the excess of the purchase price over those fair values as goodwill. We have expensed approximately $40.2 million of the estimated purchase price allocated to in-process research and development in the fourth quarter. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. Annual amortization of intangible assets is currently estimated at $13.3 million, as compared to our amortization expense for such items during our most recent completed fiscal year of $2.1 million. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired in the future, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, in-process research and development and potential impairment charges could seriously harm our results of operations.

We may incur significant liabilities and merger-related charges resulting from integration of the two companies following the recently completed restructuring.

      We recognized approximately $7.2 million of merger-related and restructuring costs in the fourth quarter of our fiscal year 2002. However, additional liabilities ultimately will be recorded for severance, retention or relocation costs, costs of vacating some facilities, or other costs associated with ceasing certain activities. These liabilities and charges may be significant and could seriously harm our operating results in future periods.

Customer uncertainties related to the recently completed merger could harm our businesses and results of operations.

      Since the merger we have been communicating our future plans to our customers. Despite these efforts there may be customer uncertainty, causing our customers to delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase our products due to uncertainty about the direction of our product offerings and our willingness to support and service existing products. Prospective and current clients may worry about how integration of the two companies’ technologies may affect current and future products. To the extent that the recently completed merger creates uncertainty among those persons and organizations contemplating product purchases such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases, our results of operations would be seriously harmed. Further, we may have to make additional customer assurances and assume additional obligations to address our customers’ uncertainty about the direction of our products and related support offerings. Accordingly, our quarterly results of operations could be substantially below expectations of market analysts, potentially decreasing our stock price.

Our effective tax rate after the recently completed merger is uncertain, and any increase in tax liability would harm our operating results.

      The impact of the recently completed merger on our overall effective tax rate is uncertain. Although we will attempt to optimize our overall effective tax rate, it is difficult to predict our effective tax rate following the recently completed merger. The combination of the operations of Fair, Isaac and HNC may result in an overall effective tax rate that is higher than our currently reported tax rate, and it is possible that our combined effective tax rate on a consolidated basis may exceed the average of the pre-merger separate tax rates of Fair, Isaac and HNC.

We may not be able to sustain the revenue growth rates previously experienced by HNC and Fair, Isaac individually.

      We cannot assure you that we will experience the same rate of revenue growth following the recently completed merger as HNC and Fair, Isaac experienced individually because of the difficulty of maintaining high percentage increases as the base of revenue increases. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline.

Any failure to recruit and retain additional qualified personnel, more challenging in light of uncertainty following the recent acquisition, could hinder our ability to successfully manage our business.

      Our future success will likely depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. Employee retention may be particularly challenging in connection with the recently completed acquisition as a result of employee uncertainty about their future roles, the distractions of integration, and morale challenges posed by workforce reductions that occurred after completion of the acquisition. Moreover, the complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these persons is very competitive due to the limited number of people available with the necessary technical skills and understanding. We have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed.

Since our revenues depend, to a great extent upon conditions in the consumer credit, financial services and insurance industries, and to some extent on general economic conditions, an industry specific or general downturn may harm our results of operations.

      During fiscal 2002, approximately 90% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support clients’ customer acquisition programs. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

      In addition, a softening of demand for our decisioning solutions or other products and services caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. Due to the current slowdown in the economy generally, we believe that many of our existing and potential customers are reassessing or reducing their planned technology investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues. Further delays or reductions in business spending for business analytics could seriously harm our revenues and operating results.

Quarterly revenues and operating results have varied in the past and this unpredictability may continue in the future and could lead to substantial declines in the market price for our common stock.

      Our revenues and operating results varied in the past and future fluctuations in our operating results are possible. Consequently, we believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Our future operating results may fall below the expectations of market analysts and investors, and in this event the market price of our common stock would likely fall. In addition, most of our operating expenses will not be affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may significantly impact operating results. Factors that will affect our revenues and operating results include the following:

•	variability in demand from our existing customers;

•	the lengthy and variable sales cycle of many products;

•	consumer dissatisfaction with, or problems caused by, the performance of our products;

•	the relatively large size of orders for our products and our inability to compensate for unanticipated revenue shortfalls;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive conditions in the consumer credit, financial services and insurance industries;

•	fluctuations in domestic and international economic conditions;

•	our ability to complete large installations on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle.

      We cannot predict the timing of the recognition of our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales to expected customers will occur. The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle to license our products can typically range from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This has contributed, and we expect it to continue to contribute, to fluctuations in our operating results.

We derive a substantial portion of our revenues from a small number of products and services, and our revenue will decline if the market does not continue to accept these products and services.

      We expect that revenues from some or all of our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services, and agreements with TransUnion, Equifax and Experian, will account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

•	changes in the business analytics industry;

•	technological change;

•	our inability to obtain or use state fee schedule or claims data in our insurance products;

•	saturation of market demand;

•	loss of key customers;

•	industry consolidation;

•	factors that reduce the effectiveness of or need for fraud detection capabilities; and

•	reduction of the use of credit and other payment cards as payment methods.

We will continue to depend upon major contracts with credit reporting agencies, and our future revenue could decline if the terms of these relationships change.

      We will continue to derive a substantial portion of our revenues from contracts with the three major credit reporting agencies. These contracts, which normally have a term of five years or less, accounted for approximately 27% of our revenues in fiscal 2002. If we are unable to renew any of these contracts on the same or similar terms, our revenues and results of operations would be harmed.

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

      We will have a significant share of the available market in our Scoring segment and for certain services in our Strategy Machine Solutions segment (specifically, account management services at credit card processors and in the market for credit card fraud detection software through our Falcon products). To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, insurance, small business lending, retail, telecommunications, personal credit management, the design of business strategies using Strategy Science technology and internet services. These areas are relatively new to our product development and sales and marketing personnel, and completely new to some personnel integrated as a result of the merger. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will decrease.

Defects, failures and delays associated with our introduction of new products could seriously harm our business.

      Significant undetected errors or delays in new products or new versions of products, especially in the area of customer relationship management, may affect market acceptance of our products and could harm our business, results of operations or financial position. If we were to experience delays in commercializing and introducing new or enhanced products, if our customers were to experience significant problems with implementing and installing our products, or if our customers were dissatisfied with our products’ functionality or performance, our business, results of operations or financial position could be harmed. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, potential product liability claims and increased service and support costs and warranty claims.

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

•	internally develop new and competitive technologies;

•	use leading third-party technologies effectively;

•	continue to develop our technical expertise;

•	anticipate and effectively respond to changing customer needs;

•	initiate new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases; and

•	influence and respond to emerging industry standards and other technological changes.

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

      We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our competitors vary in size and in the scope of the products and services they offer, and include:

•	in-house analytics departments; credit reporting agencies;

•	computer service providers;

•	regional risk management, marketing, systems integration and data warehousing competitors;

•	application software companies, including enterprise software vendors;

•	management information system departments of our customers and potential customers, including financial institutions, insurance companies and telecommunications carriers;

•	third-party professional services and consulting organizations;

•	internet companies;

•	hardware suppliers that bundle or develop complementary software;

•	network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

•	neural network tool suppliers; and

•	managed care organizations.

      We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, our Falcon Fraud Manager and Falcon Fraud Manager for Merchants products compete against other methods of preventing credit card fraud, such as credit cards that contain the cardholder’s photograph, smart cards, cardholder verification and authentication solutions and other card authorization techniques. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.

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

      In addition, some of our technologies were developed under research projects conducted under agreements with various United States government agencies or subcontractors. Although we have commercial rights to these technologies, the United States government typically retains ownership of intellectual property rights and licenses in the technologies developed by us under these contracts, and in some cases can terminate our rights in these technologies if we fail to commercialize them on a timely basis. Under these contracts with the United States government, the results of research may be made public by the government, limiting our competitive advantage with respect to future products based on our research.

We may be subject to possible infringement claims that could harm our business.

      With recent developments in the law that permit patenting of business methods, we expect that products in the industry segments in which we will compete, including software products, will increasingly be subject to claims of patent infringement as the number of products and competitors in our industry segments grow and the functionality of products overlaps. We will have to defend claims made against our products, and such claims may require us to:

•	incur significant defense costs or substantial damages;

•	cease the use or sale of infringing products;

•	expend significant resources to develop or license a substitute non-infringing technology;

•	discontinue the use of some technology; or

•	obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available or might require substantial royalties or license fees that would reduce our margins.

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

      We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include:

•	the possibility that we will pay more than the acquired companies or assets are worth;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential product liability associated with the sale of the acquired companies’ products;

•	the potential disruption of our ongoing business;

•	the potential dilution of our existing stockholders and earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	the distraction of management from our ongoing business; and

•	the impairment of relationships with employees and clients as a result of any integration of new management personnel.

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

      Legislation and governmental regulation inform how our business is conducted. Both our core businesses and our newer consumer initiatives are affected by regulation. Significant regulatory areas include:

•	federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA;

•	regulation designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act;

•	privacy law, such as provisions of the Financial Services Modernization Act of 1999 and the Health Insurance Portability and Accountability Act of 1996;

•	regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

•	insurance regulations related to our insurance products; and

•	consumer protection laws, such as federal and state statutes governing the use of the Internet and telemarketing.

      In connection with our core activities, these statutes will continue, to some degree, to directly govern our operations. For example, the Financial Services Modernization Act restricts our use and transmittal of nonpublic personal information, grants consumers opt out rights, requires us to make disclosures to consumers about our collection and use of personal information and governs when and how we may deliver credit score explanation services to consumers. Many foreign jurisdictions relevant to our business will also regulate our operations. For example, the European Union’s Privacy Directive creates minimum standards for the protection of personal data. In addition, some EU member states have enacted protections which go beyond the requirements of the Privacy Directive. We will be subject to the risk of possible regulatory enforcement actions if we fail to comply with any of the statutes governing our operations.

      Additionally, existing regulation and legislation is subject to change or more restrictive interpretation by enforcement agencies, and new restrictive legislation might pass. For example, new legislation might restrict the sharing of information by affiliated entities, mandate providing credit scores to consumers, or narrow the permitted uses of consumer report data. Currently, the permitted uses of consumer report data in connection with customer acquisition efforts are governed primarily by the FCRA, whose federal preemption provisions effectively expire in 2004. Unless extended, this expiration could lead to greater state regulation, increasing the cost of customer acquisition activity. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, in many states, including California, there have been periodic legislative efforts to reform workers’ compensation laws in order to reduce workers’ compensation insurance costs and to curb abuses of the workers’ compensation system. Simplifying state workers’ compensation laws, regulations or fee schedules could diminish the need for, and the benefits provided by our Decision Manager for Medical Bill Review products and Outsourced Bill Review services. Any changes to existing regulation or legislation, new regulation or legislation, or more restrictive interpretation of existing regulation could harm our business, results of operations and financial condition.

      Finally, governmental regulation influences our current and prospective clients’ activities, as well as their expectations and needs in relation to our products and services. For example, our clients include credit reporting agencies, credit card processors, telecommunications companies, state and federally chartered banks, savings and loan associations, credit unions, consumer finance companies, insurance companies and other consumer lenders, all of which are subject to extensive and complex federal and state regulations, and often international regulations. Moreover, industries of our future clients may also be subject to extensive regulations. We must appropriately design products and services to function in regulated industries or risk liability to our customers for our products’ non-compliance.

Failure to obtain data from our clients to update and re-develop or to create new models could harm our business.

      To develop, install and support our products, including consumer credit, financial services, predictive modeling, decision analysis, intelligence management, credit card fraud control and profitability management, loan underwriting and insurance products, we will require periodic updates of our technologies and models. We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our models. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which are collected privately and maintained in proprietary databases. Generally, our customers agree to provide us the data we require to analyze transactions, report results and build new models. If we fail to maintain good relationships with our customers, or if they decline to provide such data due to legal privacy concerns or a lack of permission from their own customers, we could lose access to required data and our products might become less effective. In addition, our Decision Manager for Medical Bill Review products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in these data. These assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

Our operations outside the United States subject us to unique risks that may harm our results of operations.

      A growing portion of our revenues is derived from international sales. During fiscal 2002, approximately 19% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•	the general economic and political conditions in countries where we sell our products and services;

•	incongruent tax structures;

•	difficulty in staffing our operations in various countries;

•	the effects of a variety of foreign laws and regulations;

•	import and export licensing requirements;

•	longer payment cycles;

•	potentially reduced protection for intellectual property rights;

•	currency fluctuations;

•	changes in tariffs and other trade barriers; and

•	difficulties and delays in translating products and related documentation into foreign languages.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

      The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We believe that our equity risks are not material. We do not use derivative financial instruments for speculative or trading purposes.

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

      The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio at September 30, 2002 and 2001:

	September 30, 2002			September 30, 2001

	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amounts	Yield	Basis	Amounts	Yield

	(in thousands)
Cash and cash equivalents	$76,195	$76,189	1.66%	$16,918	$16,918	2.87%
Short-term investments	184,434	184,377	2.39%	13,800	13,800	2.57%
Long-term investments	135,788	136,971	3.27%	110,709	110,709	3.78%

	$396,417	$397,537	2.55%	$141,427	$141,427	3.55%

Forward Foreign Currency Contracts

      Beginning October 2001, we initiated a hedging program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances by entering into forward contracts to sell or buy foreign currency. At period end, foreign-denominated receivables and cash balances held by our U.S. reporting entities are remeasured into the U.S. dollar functional currency at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period and the resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of our forward foreign currency contracts have maturity periods of less than six months. Such derivative financial instruments are subject to market risk.

      The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments as of September 30, 2002:

	Contract Amount

	Foreign		Fair Value
	Currency	US$	US$

	(in thousands)
Sell foreign currency:
EURO (EUR)	EUR 4,000	$3,915	$3,917
Japanese Yen (YEN)	YEN 22,000	180	181
British Pound (GBP)	GBP 1,500	2,339	2,346

		$6,434	$6,444

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

Fair, Isaac and Company, Incorporated

      We have audited the accompanying consolidated balance sheets of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair, Isaac and Company, Incorporated, and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, Fair, Isaac and Company, Incorporated adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP

San Francisco, California

October 25, 2002, except as to note 20, which is as of November 18, 2002

FAIR, ISAAC AND COMPANY, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$96,834	$24,608
Marketable securities available for sale	184,377	13,800
Receivables, net	121,456	80,071
Other current assets	17,498	10,565
Deferred income taxes	8,009	5,217

Total current assets	428,174	134,261
Marketable securities available for sale	140,398	114,835
Other investments	9,804	1,308
Property and equipment, net	63,898	49,383
Goodwill, net	430,739	6,530
Intangibles, net	89,375	—
Deferred income taxes	45,384	5,504
Other assets	4,741	5,192

	$1,212,513	$317,013

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,603	$1,415
Accrued compensation and employee benefits	28,153	18,233
Other accrued liabilities	36,532	9,959
Deferred revenue	17,921	10,030

Total current liabilities	90,209	39,637
Convertible subordinated notes, net of discount	139,922	—
Other liabilities	8,910	5,604

Total liabilities	239,041	45,241

Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 100,000 and 35,000 shares authorized, 55,619 and 34,880 shares issued, and 50,665 and 33,957 shares outstanding at September 30, 2002 and 2001, respectively)	507	340
Paid in capital in excess of par value	927,169	97,920
Treasury stock, at cost	(163,038)	(26,439)
Unearned compensation	(7,128)	(2,161)
Retained earnings	216,041	200,739
Accumulated other comprehensive income (loss)	(79)	1,373

Total stockholders’ equity	973,472	271,772

	$1,212,513	$317,013

See accompanying notes to consolidated financial statements.

FAIR, ISAAC AND COMPANY, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,

	2002	2001	2000

	(In thousands, except per share data)
Revenues	$392,418	$329,148	$298,630

Operating expenses:
Cost of revenues	176,029	148,559	128,961
Research and development	33,840	28,321	29,817
Sales, general and administrative	83,633	78,061	90,215
Amortization of intangibles	4,380	2,100	2,100
In-process research and development	40,200	—	—
Restructuring and merger-related	7,224	—	2,923

Total operating expenses	345,306	257,041	254,016

Operating income	47,112	72,107	44,614
Interest income	6,374	5,785	4,110
Interest expense on convertible subordinated notes	(1,471)	—	—
Other income (expense), net	1,083	(1,039)	(1,654)

Income before income taxes	53,098	76,853	47,070
Provision for income taxes	35,214	30,741	19,439

Net income	$17,884	$46,112	$27,631

Earnings per share:
Basic	$0.49	$1.40	$0.86

Diluted	$0.48	$1.33	$0.84

Shares used in computing earnings per share:
Basic	36,534	32,979	32,085

Diluted	37,550	34,589	32,928

See accompanying notes to consolidated financial statements.

FAIR, ISAAC AND COMPANY, INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2000, 2001 and 2002

			Paid In				Accumulated
	Common Stock		Capital				Other
			in Excess				Comprehensive	Total	Comprehensive
		Par	of Par	Treasury	Unearned	Retained	Income	Stockholders’	Income
	Shares	Value	Value	Stock	Compensation	Earnings	(Loss)	Equity	(Loss)

	(In thousands)
Balance at September 30, 1999	31,455	$315	$38,551	$(11,290)	$(364)	$129,458	$(171)	$156,499	$—
Exercise of stock options	1,087	11	11,223	—	—	—	—	11,234
Tax benefit from exercised stock options	—	—	1,786	—	—	—	—	1,786
Issuance of compensatory stock options	—	—	3,990	—	(3,990)	—	—	—
Amortization of unearned compensation	—	—	—	—	870	—	—	870
Cancellation of restricted stock grant	—	—	27	(352)	325	—		—
Repurchase of common stock	1	—	—	(41)	—	—	—	(41)
Issuance of ESPP and ESOP shares from treasury	170	2	(255)	2,888	—	—	—	2,635
Net income	—	—	—	—	—	27,631	—	27,631	27,631
Dividends paid	—	—	—	—	—	(1,140)	—	(1,140)	—
Unrealized losses on investments, net of tax of $59	—	—	—	—	—	—	(84)	(84)	(84)
Cumulative translation adjustments, net of tax of $274	—	—	—	—	—	—	(389)	(389)	(389)

Balance at September 30, 2000	32,713	328	55,322	(8,795)	(3,159)	155,949	(644)	199,001	27,158

Exercise of stock options	2,078	21	34,224	—	—	—	—	34,245
Tax benefit from exercised stock options	—	—	8,449	—	—	—	—	8,449
Amortization of unearned compensation	—	—	—	—	998	—	—	998
Repurchase of common stock	(957)	(10)	—	(19,854)	—	—	—	(19,864)
Issuance of ESPP and ESOP shares from treasury	123	1	(26)	2,210	—	—	—	2,185
Net income	—	—	—	—	—	46,112	—	46,112	46,112
Dividends paid	—	—	—	—	—	(1,322)	—	(1,322)	—
Cash paid in lieu of fractional shares in effecting stock split	—	—	(49)	—	—	—	—	(49)	—
Unrealized gain on investments, net of tax of $(1,346)	—	—	—	—	—	—	1,954	1,954	1,954
Cumulative translation adjustments, net of tax of $(42)	—	—	—	—	—	—	63	63	63

Balance at September 30, 2001	33,957	340	97,920	(26,439)	(2,161)	200,739	1,373	271,772	48,129

Issuance of stock in HNC acquisition	18,780	188	719,857	—	—	—	—	720,045
Options assumed in HNC acquisition	—	—	68,705	—	(1,827)	—	—	66,878
Restricted stock in escrow — Nykamp acquisition	87	1	2,817	—	—	—	—	2,818
Exercise of stock options	1,383	14	23,662	—	—	—	—	23,676
Tax benefit from exercised stock options	—	—	14,350	—	—	—	—	14,350
Amortization of unearned compensation	—	—	—	—	1,418	—	—	1,418
Forfeiture of stock options assumed in HNC acquisition	—	—	(237)	—	237	—	—	—
Repurchase of common stock	(3,800)	(38)	—	(144,313)	—	—	—	(144,351)
Issuance of ESPP and ESOP shares from treasury	102	1	462	2,693	—	—	—	3,156
Issuance of restricted stock to employees from treasury, net of forfeitures	156	1	(227)	5,021	(4,795)	—	—	—
Net income	—	—	—	—	—	17,884	—	17,884	17,884
Dividends paid	—	—	—	—	—	(2,582)	—	(2,582)	—
Cash paid in lieu of fractional shares in effecting stock split	—	—	(140)	—	—	—	—	(140)	—
Unrealized losses on investments, net of tax of $2,040	—	—	—	—	—	—	(1,304)	(1,304)	(1,304)
Cumulative translation adjustments, net of tax of $94	—	—	—	—	—	—	(148)	(148)	(148)

Balance at September 30, 2002	50,665	$507	$927,169	$(163,038)	$(7,128)	$216,041	$(79)	$973,472	$16,432

See accompanying notes to consolidated financial statements.

FAIR, ISAAC AND COMPANY, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities
Net income	$17,884	$46,112	$27,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,985	25,074	21,461
In process research and development	40,200	—	—
Share of equity losses and write-off of equity investments	1,045	871	95
Gain on sale of investments	(2,662)	(54)	—
Amortization of unearned compensation	1,418	998	870
Deferred income taxes	5,315	2,429	(2,487)
Tax benefit from exercise of stock options	14,350	8,449	1,786
Amortization of premium on investments	510	285	213
Allowance for doubtful accounts	2,285	2,542	304
Loss on sale of fixed assets	271	166	68
Other	(18)	11	—
Changes in operating assets and liabilities, net of acquisition effect:
Receivables	(4,111)	(14,474)	(5,734)
Other assets	4,084	(7,149)	1,857
Accounts payable	114	1,182	(1,707)
Accrued compensation and employee benefits	13,076	4,668	(6,531)
Other accrued liabilities and other liabilities	(21,208)	(497)	(2,380)
Deferred revenue	(418)	(74)	1,206

Net cash provided by operating activities	103,120	70,539	36,652

Cash flows from investing activities
Purchases of property and equipment	(23,386)	(24,004)	(22,595)
Cash and cash equivalents acquired in HNC acquisition	143,092	—	—
Cash paid in Nykamp acquisition, net of cash acquired	(2,593)	—	—
Purchases of marketable securities	(189,858)	(125,169)	(14,432)
Proceeds from sale of marketable securities	140,045	27,083	—
Proceeds from maturities of marketable securities	25,203	23,969	9,447

Net cash provided by (used in) investing activities	92,503	(98,121)	(27,580)

Cash flows from financing activities
Principal payments on capital lease obligations	—	(364)	(429)
Proceeds from issuances of common stock	23,676	34,283	11,329
Dividends paid	(2,582)	(1,322)	(1,140)
Repurchase of common stock	(144,351)	(19,864)	(41)
Cash paid in lieu of fractional shares for stock-split	(140)	(49)	—

Net cash provided by (used in) financing activities	(123,397)	12,684	9,719

Increase (decrease) in cash and cash equivalents	72,226	(14,898)	18,791
Cash and cash equivalents, beginning of year	24,608	39,506	20,715

Cash and cash equivalents, end of year	$96,834	$24,608	$39,506

See accompanying notes to consolidated financial statements.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.     Nature of Business and Summary of Significant Accounting Policies

     Fair, Isaac and Company, Incorporated

      Incorporated under the laws of the State of Delaware, Fair, Isaac and Company, Incorporated is a provider of analytic, software and data management products and services that enable businesses to automate and improve decisions. Fair, Isaac provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, telecommunications providers, healthcare organizations and government agencies. In this report, Fair, Isaac is referred to as “we,” “us,” “our,” the “Company” and “Fair, Isaac.” HNC Software Inc., which we acquired in August 2002 (see Note 2), is referred to as “HNC.” Effective November 1, 2002, HNC Software Inc. was merged with and into Fair, Isaac. Accordingly, HNC is no longer a subsidiary of Fair, Isaac, and ceases to exist as a separate legal entity.

     Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of Fair, Isaac and its subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

     Use of Estimates

      The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

     Cash and Cash Equivalents

      Cash and cash equivalents consist of cash in banks and investments with an original maturity of 90 days or less at time of purchase.

     Fair Value of Financial Instruments

      The fair values of cash and cash equivalents are approximately equal to their carrying amounts because of the short-term maturity of these instruments. The fair values of our marketable security investments are disclosed in Note 3. The fair value of our convertible subordinated notes is disclosed in Note 8.

     Investments

      Investments in U.S. government obligations and marketable equity and debt securities are classified as “available-for-sale” and are carried at market value. Investments with remaining maturities over one year are classified as long-term investments. Realized gains and losses are included in other income, net. The cost of investments sold is based on the specific identification method.

      Our investments in equity securities of companies over which we do not have significant influence are accounted for under the cost method. We use the equity method to account for investments in which we have a voting interest of 20% to 50%, or over which we otherwise have the ability to exercise significant influence.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to, and financial guarantees for the investee. Management periodically reviews cost-basis investments for instances where fair value is less than cost and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value and the resulting loss is charged to operations.

     Concentration of Risk

      Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable, which are generally not collateralized. Our policy is to place our cash, cash equivalents, and marketable securities with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. We have established guidelines relative to diversification and maturities for maintaining safety and liquidity. We generally do not require collateral from our customers, but our credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses.

     Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life

Data processing equipment and software	2 to 3 years
Office furniture, vehicles and equipment	3 to 7 years
Leasehold improvements and capitalized leases	Shorter of estimated useful life or lease term

      The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are recorded in operations.

     Intangible Assets and Goodwill

      We amortize our intangible assets and goodwill, which result from our acquisitions accounted for under the purchase method of accounting (see Note 2), using the straight-line method over the following estimated useful lives:

Estimated Useful Life

Goodwill — acquisitions prior to July 1, 2001	4 to 15 years
Goodwill — acquisitions after July 1, 2001	Not amortized
Completed technology	5 years
Customer contracts and relationships	3 to 15 years
Tradename	4 to 5 years
Other	5 years

      Amortization expense totaled $4,380, $2,100, and $2,100 during fiscal 2002, 2001 and 2000, respectively, of which $2,096, $2,100 and $2,100, respectively, related to the amortization of goodwill.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      Goodwill represents the excess of the purchase price over the fair value of net assets assumed, including identified intangible assets, in connection with our business and asset acquisitions accounted for by the purchase method of accounting. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of enterprise-level goodwill. If this review indicates that goodwill may not be recoverable, impairment would be measured by comparing the carrying value of the goodwill to its fair value, as determined based on discounted cash flows. To date, no indications of impairment have been identified.

      Effective July 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but will reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. We will adopt all other provisions of SFAS No. 142 in the first quarter of fiscal 2003. We have not yet determined the impact that our full adoption of SFAS No. 142 will have on our financial position and results of operations.

     Revenue Recognition

      We recognize software license revenue upon delivery, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, collections are probable, and we are not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software.

      If the arrangement involves (1) development of custom scoring systems, or (2) significant production, customization, or modification of software or services essential to the functionality of the software, the revenue is generally recognized under the percentage-of-completion method of contract accounting. Progress toward completion is generally measured by achieving certain standard and objectively verifiable milestones present in each project.

      Revenues from multiple element arrangements are allocated to each element based on the relative fair values of the elements. The determination of fair value is based on objective evidence that is specific to us. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each element does exist or until all elements of the arrangement are delivered. If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all of the undelivered elements, then the residual method of accounting is applied. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

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

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      Transactional-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees.

      Revenues from post-contract customer support, such as maintenance, are recognized on a straight-line basis over the term of the contract.

     Software Costs

      We may either create a detailed program design when introducing new technology or a working model for the modification to existing technologies. All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent costs such as coding, debugging and testing are capitalized. Capitalized costs are amortized using the straight-line method over two years.

     Internal-use Software

      Costs incurred to develop internal-use software during the application development stage are capitalized and reported at the lower of cost or net realizable value. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs are amortized using the straight-line method over two years.

     Income Taxes

      Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount “more likely than not” to be realized in future tax returns. Tax rate changes and tax credit reinstatements are reflected in income during the period the changes are enacted.

     Comprehensive Income (Loss)

      Comprehensive income (loss) is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income (loss), foreign currency translation adjustments and unrealized gains and losses, net of tax, on our investments in marketable securities.

     Foreign Currency

      We have determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders’ equity.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

     Hedging

      From time to time, we utilize forward contract instruments in balance sheet hedging to manage market risks associated with fluctuations in certain foreign currency exchange rates as they relate to specific balances of cash and accounts receivable in denominated in foreign currencies. It is our policy to use derivative financial instruments to protect against market risks arising in the normal course of business. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase our underlying exposure. The criteria we use for designating an instrument as a hedge include the instrument’s risk reduction and the direct matching of the financial instrument to the underlying balance of cash or accounts receivable.

      We manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances held by our U.S. corporate entities by entering into forward contracts to sell or buy foreign currency. At the end of the reporting period, foreign currency receivable and cash balances are remeasured into the functional currency of the reporting entities at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period in other income (expense) on the Consolidated Statements of Income. This resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of our forward foreign currency contracts have maturity periods of less than six months. Such derivative financial instruments are subject to market risk.

     Stock-based Compensation

      We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date over the amount an employee must pay to acquire the stock. Compensation expense is amortized over the related service periods using the straight-line method. Compensation expense for awards that are forfeited is reversed against compensation expense in the period of forfeiture.

      Stock-based awards issued to non-employees are accounted for using a fair value method and are marked to fair value at each period end until the earlier of the date at which a performance commitment has been obtained or the awards are fully vested. Fair value of stock-based awards is determined using the Black-Scholes option pricing model with weighted average assumptions for dividend yield, risk-free interest rate, expected volatility, and expected life.

     Earnings Per Share

      Diluted earnings per share are based on the weighted-average number of common shares outstanding and common stock equivalent shares. Common stock equivalent shares result from the assumed exercise of outstanding stock options or other potentially dilutive equity instruments, including HNC’s outstanding convertible subordinated notes, that have a dilutive effect when applying the treasury stock method. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding.

     Impairment of Long-lived Assets

      We assess potential impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Advertising and Promotion Costs

      Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $1,549, $1,117 and $1,087 in fiscal 2002, 2001 and 2000, respectively, and are included in sales, general and administrative expense in our consolidated statements of income.

2.     Acquisitions

     HNC Software Inc.

      On August 5, 2002, we completed our acquisition of HNC Software Inc. (“HNC”), a provider of high-end analytic and decision management software. Under the merger agreement, the stockholders of HNC received 0.519 of a newly issued share of the Fair, Isaac common stock for each share of HNC stock held, and we assumed outstanding HNC stock options based on the same ratio. Results of operations of HNC have been included in our results prospectively from August 5, 2002. We acquired HNC primarily to offer a broader product footprint addressing customer acquisition, origination and management as well as to increase our industry and international presence.

      We accounted for this transaction using the purchase method of accounting. The transaction resulted in the issuance of approximately 18,780 shares of Fair, Isaac’s common stock and the assumption of options to purchase approximately 3,898 shares of Fair, Isaac common stock. The total consideration paid for the acquisition of HNC was calculated as follows:

Fair value of 18,780 shares of Fair, Isaac common stock	$720,045
Acquisition related costs	8,545
Fair value of options to purchase Fair, Isaac common stock, less $1,827 representing the portion of the intrinsic value of HNC’s unvested options	66,878

Total consideration paid	$795,468

      The fair value of the common stock issued in the transaction was valued at approximately $38.34 per share, which is equal to the weighted average closing sale price per share, by volume, of Fair, Isaac’s common stock as reported on the New York Stock Exchange for the five-day trading period beginning two days before and ending two days after the merger announcement date of April 29, 2002.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      This total consideration paid was allocated to the acquired assets and assumed liabilities as follows:

Assets
Cash, cash equivalents, and investments	325,562
Receivables	37,935
Property, plant, and equipment	17,802
Goodwill	423,598
Intangible assets:
Trade name	8,600
Completed technology	42,000
Customer contracts and relationships	39,700
In-process research and development	40,200
Other assets	56,531

Total assets	991,928

Liabilities
Current liabilities	52,931
Non-current liabilities	3,831
Convertible subordinated notes	139,698

Total liabilities	196,460

Net assets	795,468

      Of the acquired intangible assets, $40,200 pertained to in-process research and development and was written off by our recognition of a one-time charge to operations on the acquisition date. The remaining acquired intangible assets have a weighted average useful life of approximately 9 years and are being amortized using the straight-line method over their estimated useful lives as follows: trade name, five-years; completed technology, 15 years; and customer contracts and relationships, five years. The goodwill recorded in this transaction has not yet been allocated to our four operating segments. None of this goodwill will be deductible for tax purposes.

      In-process research and development (“IPR&D”) recorded in connection with the acquisition of HNC represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. The classification of the technology as complete or under development was made in accordance with the guidelines of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Financial Accounting Standards Board Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. In addition, the Fair Value, as defined below, of the IPR&D projects was determined in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

      HNC’s IPR&D projects were valued through the application of discounted cash flow analyses, taking into account many key characteristics of HNC as well as its future prospects, the rate technology changes in the industry, product life cycles, risks specific to each project, and various projects’ stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition verses the project’s overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, HNC’s management provided distinct revenue forecasts for each IPR&D project. The projections were based on the expected date of market

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

introduction, an assessment of customer needs, the expected pricing and cost structure of the related product(s), product life cycles, and the importance of the existing technology relative to the in-process technology. In addition, the costs expected to complete each project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depend on the stage of completion and the additional risk associated with the completion of each of the IPR&D projects. As a recommended basis for the valuation of technology under development, we considered venture capital rates of return as an appropriate measure of the discount rates associated with each IPR&D project. As a result, the earnings associated with the incomplete technology were discounted at a rate ranging from 25% to 60%.

      Two of our officers are former HNC employees that were party to agreements with HNC providing for payment in the event of a change in control of HNC, 80% of which was payable immediately and 20% of which was payable after three months of service following the acquisition date. As a result of our acquisition of HNC, these employees were paid the first installment in August 2002, and we assumed the obligation to make aggregate cash payments of $321 to these employees in November 2002. During fiscal 2002, we recorded expense of $214 relating to these agreements. This amount was included in other accrued liabilities at September 30, 2002.

     Nykamp Consulting Group, Inc.

      On December 17, 2001, we acquired substantially all of the assets of Nykamp Consulting Group, Inc. (“Nykamp”), a privately-held company that provides customer relationship management (“CRM”) strategy and implementation services. We accounted for this transaction using the purchase method of accounting. Purchase consideration under the agreement included cash consideration of $2,821, including $406 that we placed into escrow to secure specifically identified receivable balances, and the issuance of $3,000 in restricted Fair, Isaac common stock. We placed 87 shares of our common stock into escrow to securitize the restricted stock obligation. The restricted stock is to be issued in installments of $1,000 each on the first, second and third anniversaries from the acquisition, beginning on December 17, 2002, subject to indemnification claims made by us, if any. The number of shares to be issued on each anniversary date will be determined by dividing $1,000 by the average market price of our common stock for the ten consecutive trading days leading up to the issuance dates. We recorded the restricted stock at a discounted amount of $2,817 within our consolidated statement of stockholders’ equity. Results of operations of Nykamp have been included in our results prospectively from December 17, 2002. Our rationale for acquiring Nykamp was to expand our CRM consulting and implementation offerings.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      This total consideration paid was allocated to the acquired assets and assumed liabilities as follows:

Assets
Current assets	2,033
Property, equipment and other assets	327
Intangible assets (including trade name, non-compete agreement, and customer base, amortizable between 3 and 5 years)	1,359
Goodwill	2,706

Total assets	6,425
Liabilities	(787)

Net assets	5,638

      The total goodwill of $2,706 was allocated entirely to our Professional Services operating segment, all of which is expected to be deductible for tax purposes.

     Unaudited Pro Forma Results of Operations

      The following unaudited pro forma results of operations present the impact on our results of operations for fiscal 2002 and 2001 as if the HNC and Nykamp acquisitions had occurred on October 1, 2000:

	2002		2001

		Proforma		Proforma
	Historical	Combined	Historical	Combined

		(Unaudited)		(Unaudited)
Revenues	$392,418	$579,438	$329,148	$562,926
Net income	17,884	57,906	46,112	47,795
Basic net income per share	$0.49	$1.11	$1.40	$0.92
Diluted net income per share	$0.48	$1.08	$1.33	$0.90

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

3.     Marketable Securities Available for Sale

      The following is a summary of marketable securities available for sale at September 30, 2002 and 2001:

	2002				2001

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term:
U.S. government obligations	$85,748	$75	$(32)	85,791	$13,646	$154	$—	$13,800
U.S. corporate debt	98,686	94	(194)	98,586	—	—	—	—

	$184,434	$169	$(226)	$184,377	$13,646	$154	$—	$13,800

Long-term:
U.S. government obligations	$109,730	$1,213	$(87)	$110,856	$106,861	$3,847	$—	$110,708
U.S. corporate debt	26,058	61	(4)	26,115	—	—	—	—
Marketable equity securities	4,588	—	(1,161)	3,427	4,755	—	(628)	4,127

	$140,376	$1,274	$(1,252)	$140,398	$111,616	$3,847	$(628)	$114,835

      Short-term marketable securities mature at various dates over the course of the next twelve months. Our long-term U.S. government obligations and U.S. corporate debt investments mature at various dates over the next one to five years. During fiscal 2002 and 2001, we recognized gross realized gains on the sale of investments totaling $2,662 and $54, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations.

      The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees.

4.     Other Investments

      Other long-term investments include the following at September 30, 2002 and 2001:

	2002	2001

Cost basis equity investments	$9,519	$—
Other	285	1,308

	$9,804	$1,308

      As a result of our acquisition of HNC, we maintain two investments that are being accounted for using the cost method as follows: i) we hold an approximate 4.8% ownership interest in Open Solutions Inc. (“OSI”), a developer of client/ server core data processing solutions for community banks and credit unions, and ii) we are a limited partner in Azure Capital Partners L.P (“Azure”), a venture capital investment management fund. The OSI and Azure investments were recorded by us at their estimated fair values of $7,469 and $2,050, respectively, in connection with the HNC acquisition, and such carrying amounts have not changed through September 30, 2002. We are committed to invest an additional $2,200 into the Azure fund,

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

which we anticipate making in fiscal 2003. Including this commitment, our percentage ownership in this fund will not exceed two percent of the total fund ownership.

      We are also the holder of a $500 secured promissory note receivable from OSI that originated from HNC’s sale to OSI of certain product line assets prior to our acquisition of HNC. This note bears interest at the rate of 6.0% per annum and all principal and interest is payable in full in March 2004. As discussed in Note 20, we received an additional $950 secured promissory note from OSI in November 2002, in connection with our sale of additional product line assets to OSI.

      On June 1, 2000, we entered into a joint venture, OptiFI, Inc., with MarketSwitch Corporation (“MarketSwitch”). Fair, Isaac and MarketSwitch each held a 50% voting interest in the joint venture. We accounted for the investment on an equity basis and recorded our equity share of the joint venture’s operating gain/loss each period. During fiscal 2002, the joint venture wound down its business operations, reverted certain rights in its intangible assets to MarketSwitch and us, and distributed its remaining assets among its creditors. Pursuant to a separation agreement executed by us, MarketSwitch and the joint venture, we agreed to pay the joint venture $5 in consideration for the rights assigned by the separation agreement. We have no further obligation to fund the joint venture or to discharge any of its remaining indebtedness. During fiscal 2002, we wrote off our remaining investment balance of $210, and recorded our share of the equity loss of the joint venture and the investment write-off within other income, net. During fiscal 2002, 2001 and 2000, we recorded in other income, net our equity share of the operating loss from the joint venture totaling $866, $854 and $70 respectively.

5.     Receivables

      Receivables at September 30, 2002 and 2001 consist of the following:

	2002	2001

Billed	$91,415	$54,133
Unbilled	31,250	28,452

	122,665	82,585
Less allowance	(1,209)	(2,514)

Receivables, net	$121,456	$80,071

      Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

      During fiscal 2002, 2001 and 2000, we increased our allowance by $2,285, $2,542 and $304, respectively, and wrote off (net of recoveries) $3,590, $1,158 and $448, respectively.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

6.     Property and Equipment

      Property and equipment at September 30, 2002 and 2001 consist of the following:

	2002	2001

Data processing equipment and software	$116,748	$89,166
Office furniture, vehicles and equipment	26,331	21,649
Leasehold improvements	20,392	19,836
Capitalized leases	—	2,841
Less accumulated depreciation and amortization	(99,573)	(84,109)

Net property and equipment	$63,898	$49,383

      We capitalized $6,729, $2,910, and $2,775 of software costs during fiscal 2002, 2001 and 2000, respectively, which has been included within data processing equipment and software. Such capitalized costs are amortized over a two-year period.

      Depreciation and amortization expense on property and equipment totaled $26,605, $22,974, and $19,361 for fiscal years 2002, 2001 and 2000, respectively, of which $3,279, $3,060, and $301 related to the amortization of capitalized software costs during such fiscal years.

      We maintained a capital lease for a building bearing an interest rate of 7% that matured in June 2001. Capital lease amortization expense totaled $237 and $2,604 during fiscal 2001 and 2000, respectively. The amount of accumulated amortization of the assets under capital leases was $2,841 at September 30, 2001. We did not maintain any capital leases during fiscal 2002.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

7.     Composition of Certain Financial Statement Captions

	September 30,

	2002	2001

Goodwill, net:
Goodwill	$442,020	$15,716
Less accumulated amortization	(11,281)	(9,186)

	$430,739	$6,530

Intangible assets, net:
Completed technology	$42,000	$—
Customer contracts and relationships	39,855	—
Tradename	9,090	—
Other	714	—

	91,659	—
Less accumulated amortization	(2,284)	—

	$89,375	$—

Other accrued liabilities:
Investment banking fees payable — HNC acquisition related	$12,058	$—
Accruals related to abandoned facility lease obligations	6,858	—
Other	17,616	9,959

	$36,532	$9,959

8.     Convertible Subordinated Notes

      In connection with our merger with HNC and the subsequent liquidation of the HNC entity, we are the issuer of $150,000 of 5.25% Convertible Subordinated Notes (the “Notes”) that mature on September 1, 2008. In connection with the HNC merger, the Notes became convertible into shares of Fair, Isaac common stock at a conversion rate of approximately 18.02 shares of Fair, Isaac common stock per $1,000 principal amount of the Notes, subject to anti-dilution adjustment. The Notes are general unsecured obligations of Fair, Isaac and are subordinated in right of payment to all existing and future senior indebtedness of Fair, Isaac. Interest on the Notes is payable on March 1 and September 1 of each year until maturity. We may redeem the Notes on or after September 5, 2004, or earlier if the price of Fair, Isaac common stock reaches certain levels. If we redeem the Notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture.

      In connection with the HNC merger, we recorded the Notes at their fair market value of $139,698, as determined by reference to quoted market prices on August 5, 2002, which resulted in a note discount of $10,302. We are accreting this amount over the remaining term of the notes to their $150,000 maturity value via the effective interest method. We recorded interest expense of $1,471 and made cash interest payments of $3,938 related to the Notes during fiscal 2002. The carrying amount of the Notes at September 30, 2002 was $139,922. The fair value of the Notes at September 30, 2002, as determined based upon quoted market prices, was $140,719.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

9.     Credit Agreement

      At September 30, 2002, HNC was party to a credit agreement with a financial institution that provided for a $15,000 revolving line of credit through July 2003. Borrowings under this agreement bore interest at the rate of LIBOR plus 0.5%, payable monthly (which would have amounted to approximately 2.3% at September 30, 2002). The agreement contained covenants that, among other things, restricted HNC’s ability to pay cash dividends and make loans, advances or investments, or to effect certain asset transfers without the consent of the financial institution. As of September 30, 2002 no borrowings were outstanding under this agreement and HNC was in compliance with all related covenants, with the exception of a covenant pertaining to asset transfers which the financial institution waived following our acquisition of HNC. As of September 30, 2002, this credit facility also served to collateralize certain letters of credit aggregating $683, made by us in the normal course of business. Available borrowings under this credit agreement were reduced by the principal amount of letters of credit collateralized by the facility.

      As discussed in Note 20, this credit agreement was replaced upon Fair, Isaac’s execution of a new credit agreement in November 2002.

10.     Restructuring and Merger-Related Expenses

Fiscal 2002 restructuring and merger-related expenses

      During fiscal 2002, in connection with our acquisition of HNC, we incurred charges totaling $7,224, consisting of the following: (i) $5,015 in restructuring charges, including $3,221 in charges associated with our abandonment of a Fair, Isaac facility lease concurrent with the merger, representing future cash obligations under the lease net of estimated sublease income, and $1,794 in severance costs associated with a reduction in Fair, Isaac staff in connection with the merger, and (ii) $2,209 in other non-recurring merger related costs, consisting primarily of retention bonuses earned through September 30, 2002 by employees with future severance dates and employee outplacement costs.

      The following table summarizes our fiscal 2002 restructuring activity related to the above actions:

	2002	Cash	Remaining Accrual at
	Expense	Payments	September 30, 2002

Facilities charges	$3,221	$(145)	$3,076
Employee separation	1,794	(264)	1,530

	$5,015	$(409)	$4,606

Fiscal 2000 restructuring expenses

      In October 1999, we announced the discontinuance of our Healthcare Receivables Management System product line, and in connection therewith recorded a restructuring charge totaling $1,935 during fiscal 2000. We also recorded a restructuring charge totaling $988 related to a reduction in staff during fiscal 2000. These restructuring actions were completed during fiscal 2000 and resulted in a combined restructuring charge of $2,923 in fiscal 2000, $263 of which related to the write-down of operating assets. At September 30, 2000, we had an outstanding restructuring liability of $385 related to these charges, which was included in other accrued liabilities. During fiscal 2001, we made cash payments of $221 and wrote off $164 in remaining operating assets such that no remaining restructuring liability existed at September 30, 2001.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

11.     Income Taxes

      The provision for income taxes consisted of the following during fiscal 2002, 2001 and 2000:

	2002	2001	2000

Current:
Federal	$23,754	$22,638	$17,755
State	4,933	5,310	3,954
Foreign	1,212	364	217

	29,899	28,312	21,926

Deferred:
Federal	4,371	2,150	(2,188)
State	944	279	(299)

	5,315	2,429	(2,487)

Total	$35,214	$30,741	$19,439

      During fiscal 2002, 2001 and 2000, we realized certain tax benefits related to nonqualified and incentive stock options in the amounts of $14,350, $8,449 and $1,786, respectively. The tax benefits from these stock option tax deductions were credited directly to paid-in-capital.

      The tax effects of significant temporary differences resulting in deferred tax assets and liabilities at September 30, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$39,021	$—
Research and development credit carryforwards	15,953	—
Depreciation	18,568	891
Accrued lease costs	3,318	75
Compensated absences	3,860	2,767
Employee benefit plans	1,760	1,838
Deferred revenue	—	2,131
Investments	2,412	—
Deferred compensation	2,382	536
Bad debt provision	2,096	1,005
Other	1,581	3,076

	90,951	12,319
Less valuation allowance	(11,167)	(222)

	79,784	12,097

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

	2002	2001

Deferred tax liabilities:
Amortization	(23,439)	—
Convertible subordinated notes	(2,263)	—
Other	(689)	(1,376)

	(26,391)	(1,376)

Deferred tax assets, net	$53,393	$10,721

      We acquired net operating losses and research credits in connection with our acquisition of HNC. As of September 30, 2002, we had available federal and state net operating loss carryforwards of approximately $104,974 and $43,854, respectively. We also have available federal and California research and development tax credit carryforwards of approximately $10,803 and $7,923, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in fiscal 2019 through fiscal 2021, if not utilized. The state net operating loss carryforwards will begin to expire in fiscal 2004 through fiscal 2021, if not utilized. Utilization of our net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

      Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance, at September 30, 2002. In connection with the HNC acquisition, we recorded a valuation allowance of $11,167 against acquired deferred tax assets. If these deferred tax assets are later realized, the release of the related valuation allowance will result in a credit to goodwill.

      The reconciliation between the federal statutory income tax rate of 35% and the our effective tax rate is shown below for fiscal 2002, 2001 and 2000:

	2002	2001	2000

Income tax provision at federal statutory rates	$18,584	$26,898	$16,475
State income taxes, net of federal benefit	3,820	3,633	2,376
In-process research and development charge	14,070	—	—
Research and development credits	(1,442)	(216)	—
Increase (decrease) in valuation allowance	(222)	7	(196)
Other	404	419	784

Recorded income tax provision	$35,214	$30,741	$19,439

      Cash paid for income tax payments totaled $17,791, $18,490 and $17,518 during fiscal 2002, 2001 and 2000, respectively.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

12.     Earnings Per Share

      The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) for fiscal 2002, 2001 and 2000:

	2002	2001	2000

Numerator — net income	$17,884	$46,112	$27,631

Denominator — shares:
Basic weighted-average shares	36,534	32,979	32,085
Effect of dilutive securities	1,016	1,610	843

Diluted weighted-average shares	37,550	34,589	32,928

Earnings per share
Basic	$0.49	$1.40	$0.86

Diluted	$0.48	$1.33	$0.84

      The computation of diluted EPS for fiscal 2002, 2001 and 2000, excludes stock options to purchase 1,424, 76 and 189 shares of common stock, respectively, because the exercise prices for such options were greater than the respective average market prices of the common shares and their inclusion would be antidilutive. The computation of diluted EPS for fiscal 2002 also excludes 2,703 shares of common stock issuable upon conversion of our convertible subordinated notes, as the inclusion of such shares would have been antidilutive after adjusting interest expense, net of tax, in the numerator of the diluted EPS calculation.

13.     Stockholders’ Equity

     Common Stock

      On April 22, 2002, our Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend with cash payment in lieu of fractional shares, payable on June 5, 2002 to holders of our common stock on record on May 15, 2002 at the close of business. On May 1, 2001, our Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend with cash payment in lieu of fractional shares, payable on June 4, 2001 to holders of our common stock on record on May 14, 2001 at the close of business. All share and per share amounts within the accompanying consolidated financial statements and notes have been restated to reflect these stock splits that occurred in fiscal 2002 and 2001.

      During fiscal 2002, our stockholders approved an amendment to our Restated Certificate of Incorporation, as previously amended, to increase the number of shares of common stock authorized for issuance from 35,000 shares to 100,000 shares.

      We paid quarterly dividends on common stock of two cents per share, or eight cents per year, during each of fiscal 2002, 2001 and 2000.

     Stockholder Rights Plan

      In August 2001, our Board of Directors adopted a stockholder rights plan pursuant to which one right to purchase preferred stock was distributed for each outstanding share of common stock held of record on August 21, 2001. Since this distribution, all newly issued shares of common stock, including the shares issued in connection with the acquisition of HNC Software, have been accompanied by a preferred stock purchase right. In general, the rights will become exercisable and trade independently from the common stock if a person or group acquires or obtains the right to acquire 15 percent or more of the outstanding shares of

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

common stock or commences a tender or exchange offer that would result in that person or group acquiring 15 percent or more of the outstanding shares of common stock, either event occurring without the consent of the Board of Directors. Each right represents a right to purchase Series A Participating Preferred Stock in an amount and at an exercise price which are subject to adjustment. The person or group who acquired 15 percent or more of the outstanding shares of common stock would not be entitled to make this purchase. The rights will expire in August 2011, or they may be redeemed by the Company at a price of $0.001 per right prior to that date.

14.     Employee Benefit Plans

     Defined Contribution Plans

      We sponsor a Fair, Isaac 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 15% of compensation, not to exceed statutory limits. We also provide a company matching contribution. In connection with the HNC merger, we also assumed the HNC 401(k) plan, which we froze and consolidated into the Fair, Isaac 401(k) plan in September 2002. Our contributions into all 401(k) plans, including other former company sponsored plans that have since merged into the Fair, Isaac 401(k) plan or have been frozen, totaled $4,457, $3,799 and $3,618 during fiscal 2002, 2001 and 2000, respectively.

     Employee Stock Ownership Plans

      Prior to fiscal 2000, we made annual contributions into a domestic Employee Stock Ownership Plan (“Domestic ESOP”) that covered eligible employees, as determined annually by our Board of Directors. Effective at the beginning of fiscal 2000, we stopped accepting new participants into the Domestic ESOP and during fiscal 2000 and subsequent years we made no provisions for contributions into this plan. Effective October 31, 2001, the Domestic ESOP was formally terminated and during fiscal 2002 we distributed the assets held in the plan. The Internal Revenue Service issued a Favorable Determination Letter regarding this plan termination.

      We maintain a Non-U.S. Employee Stock Ownership Plan (“Non-U.S. ESOP”) that covers eligible employees working in the United Kingdom and contributions into the Non-U.S. ESOP are determined annually by our Board of Directors. During fiscal 2002, we recorded a provision of $154 for contributions into this plan. During fiscal 2001 and 2000, no contribution provisions were made into this plan.

     Employee Incentive Plans

      We maintain various employee incentive plans for the benefit of eligible employees, including officers. Awards under these plans have been calculated and awarded quarterly during fiscal 2002 and 2001, and annually in fiscal 2000. Awards are based on the achievement of certain financial and performance objectives. We also maintained a separate incentive plan through fiscal 2000 for the benefit of officers. This officers’ incentive plan was consolidated with our employee incentive plans during fiscal 2000. Total expenses under our employee incentive plans were $4,915, $4,841 and $1,661 during fiscal 2002, 2001 and 2000, respectively. Total expenses under the officers’ incentive plan during fiscal 2000 were $1,348.

     Employee Stock Purchase Plans

      Under the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), we are authorized to issue up to 3,375 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase Fair, Isaac common stock during semi-annual offering periods. The purchase price of the stock is the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

(the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December.

      A total of 102, 123 and 50 shares of our common stock with a weighted average fair value of $30.82, $17.48 and $16.62 per share were issued under the Purchase Plan during fiscal 2002, 2001 and 2000, respectively. At September 30, 2002, 3,102 shares remained available for issuance.

      In connection with our acquisition of HNC, we agreed to assume HNC’s Employee Stock Purchase Plan (the “HNC Purchase Plan”) for the remaining semi-annual purchase period ending on January 31, 2003. In connection with this plan assumption, we became authorized to issue up to 793 shares of our common stock to eligible employee participants, which consisted of former HNC employees that participated in the HNC Purchase Plan prior to the acquisition. This plan will be terminated by us at the end of the final purchase period on January 31, 2003. Until its termination, existing participants may contribute up to 10% of their base salary into this plan to purchase Fair, Isaac stock at the lower of 85% of (i) the fair market value of HNC common stock at the beginning of the applicable offering period, adjusted to reflect the merger exchange ratio into Fair, Isaac stock, and (ii) the fair market value of Fair, Isaac common stock on January 31, 2003. None of our common stock was issued under the HNC Purchase Plan during fiscal 2002.

15.     Stock Option Plans

      We maintain a Fair, Isaac stock option plan under which we may grant stock options, stock appreciation rights, restricted stock and common stock to officers, key employees and non-employee directors. Under this plan, a number of shares equal to 4% of the number of shares of Fair, Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under the plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of the plan shall not exceed 3,375 shares. As of September 30, 2002, 363 shares remained available for grant under this plan. We maintain individual stock option plans for certain of our officers and the chairman of the board. There are no shares available for future grant under these plans. Granted awards generally have a maximum term of ten years and vest over four years.

      We also assumed all outstanding stock options held by former employees and non-employee directors of HNC, who as of our acquisition date, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of September 30, 2002, 1,087 shares remained available for future grant under these option plans, however, the issuance of these shares may be subject to further approval by our stockholders under proposed New York Stock Exchange corporate governance rules.

      During the fourth quarter of fiscal 2002, we granted 163 shares of restricted stock to various key employees, for which we recorded deferred compensation of $5,000 based upon the aggregate market value of the shares at the grant date. The shares of the restricted stock vest in 25% increments at each annual anniversary from the grant date. We are amortizing this deferred compensation on a straight-line basis over the total four-year vesting period. Amortization of deferred compensation related to these grants totaled $198 during fiscal 2002, and is recorded in cost of revenues, research and development, and sales, general and administrative expense within the accompanying statement of operations.

      During fiscal 2000, we granted 945 stock options to an officer and recorded associated deferred compensation of $3,990. The deferred compensation is being amortized on a straight-line basis over the four-year vesting period of the options. Amortization of deferred compensation related to these options totaled $998, $998 and $831 during fiscal 2002, 2001 and 2000, respectively, and is recorded in sales, general and administrative expense in the accompanying statement of operations.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      Option activity under our plans during fiscal 2002, 2001 and 2000 is summarized as follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		average		average		average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	6,422	$19.60	6,597	$16.47	5,333	$14.76
Granted	1,946	$38.19	2,287	$25.36	3,432	$17.27
Assumption of HNC options	3,898	$32.87	—	—	—	—
Exercised	(1,383)	$17.10	(2,078)	$16.48	(1,089)	$10.31
Forfeited	(841)	$28.78	(384)	$17.01	(1,079)	$16.80

Outstanding at end of year	10,042	$27.93	6,422	$19.60	6,597	$16.47

Options exercisable at year end	3,675	$24.54	1,388	$16.90	1,253	$15.91

      The weighted-average fair value of options granted during fiscal 2002, 2001 and 2000 was $16.88, $15.96 and $11.82, respectively.

      The following table summarizes information about stock options outstanding at September 30, 2002:

	Options outstanding			Options exercisable

		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Outstanding	Price

$ 0.21 to $16.33	2,049	6.04	$14.38	1,157	$13.97
$16.42 to $21.81	1,907	6.21	$18.91	927	$18.43
$21.93 to $30.40	1,996	7.06	$27.90	539	$26.98
$30.58 to $38.73	1,769	7.08	$33.33	455	$33.16
$38.88 to $44.92	1,866	7.56	$40.96	425	$42.75
$45.88 to $64.55	455	5.04	$52.45	172	$53.13

$ 0.21 to $64.55	10,042	6.70	$27.93	3,675	$24.54

      The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions during fiscal 2002, 2001 and 2000:

	2002	2001	2000

Expected life (years)	4	5	5
Interest rate	3.3%	5.1%	6.4%
Volatility	51%	49%	41%
Dividend yield	0%	0%	0%

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      Stock-based compensation under SFAS No. 123 would have had the following pro forma effects for fiscal 2002, 2001 and 2000:

	2002	2001	2000

Net income, as reported	$17,884	$46,112	$27,631

Pro forma net income (loss)	$(554)	$33,573	$19,010

Earnings per share, as reported:
Basic	$0.49	$1.40	$0.86

Diluted	$0.48	$1.33	$0.84

Pro forma earnings (loss) per share:
Basic	$(0.02)	$1.02	$0.59

Diluted	$(0.02)	$0.97	$0.58

16.     Segment Information

      As a result of the merger with HNC on August 5, 2002, we reorganized into four reportable segments worldwide to align with the new internal management of our business operations based on products. The reportable segments are Scoring Solutions, Strategy Machine Solutions, Professional Services, and Analytic Software Tools.

      The Scoring Solutions segment includes scoring services distributed through major credit reporting agencies and through ChoicePoint; the ScoreNet service; the PreScore services; and insurance bureau scoring services sold through credit reporting agencies and ChoicePoint. It consists of products previously reported in our Scoring segment. These products and services were previously reported in the Global Data Repositories & Processors segment in fiscal year 2001.

      The Strategy Machine Solutions segment includes the following Strategy Machine products: TRIAD credit account management services distributed through third-party bankcard processors and Fair, Isaac MarketSmart Decision System (MarketSmart), LiquidCredit, TelAdaptive, consumer services available through our myFICO.com Web site and strategic alliance partners’ Web sites, List Processing and Strategy Science products. The Strategy Machine Solutions segment also includes products we acquired with the HNC merger, notably Falcon Fraud Manager, CompAdvisor/ AutoAdvisor Medical Bill Review, and CardAlert Fraud Manager. The Strategy Machine Solutions segment includes the products and services that were part of our previous Strategy Machines segment, as well as software license fees and maintenance revenues related to our SEARCH, ScoreWare, StrategyWare and TRIAD end-user products. Our TRIAD credit account management services distributed through third-party bankcard processors were included under the Global Data Repositories & Processors segment in fiscal year 2001, and the remaining products in this new segment were included in either the Global Financial Services segment or the Other segment in fiscal 2001.

      The Professional Services segment includes all consulting and custom analytics services, which were previously reported as part of our Consulting segment. In fiscal 2001, custom analytics were included in the Other segment and most other consulting services were reported in the segment in which the revenues from the related products and services were reported.

      The Analytic Software Tools segment principally includes the Fair, Isaac Blaze Decision system (formerly Fair, Isaac Decision System software), the Fair, Isaac Model Builder software products and the

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

Fair, Isaac Blaze Advisor software. These products were previously reported under our Software & Maintenance segment, while the Blaze Advisor product was previously offered by HNC.

      Our Chief Executive and Operating Officers evaluate segment financial performance based on segment revenues and operating income. Segment operating expenses consist principally of personnel, facilities, consulting, travel and other expenses both directly related and allocated to the segments. The Chief Executive and Operating Officers do not evaluate the financial performance of each segment based on their respective assets or capital expenditures.

      Segment information for fiscal 2001 and 2000 has been restated to conform to the fiscal 2002 presentation.

	Fiscal 2002

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$126,626	$190,007	$63,941	$11,844	$392,418
Operating expenses	(62,942)	(162,856)	(60,981)	(11,103)	(297,882)

Segment operating income	63,684	27,151	2,960	741	94,536

Unallocated merger-related expenses					(47,424)

Operating income					47,112
Unallocated interest expense — convertible subordinated notes					(1,471)
Unallocated interest and other income, net					7,457

Income before income taxes					$53,098

Depreciation and amortization	$7,027	$19,016	$4,051	$891	$30,985

	Fiscal 2001

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$122,144	$161,828	$38,847	$6,329	$329,148
Operating expenses	(67,316)	(146,580)	(34,927)	(8,218)	(257,041)

Segment operating income (loss)	54,828	15,248	3,920	(1,889)	72,107

Unallocated interest and other income, net					4,746

Income before income taxes					$76,853

Depreciation and amortization	$6,532	$15,661	$2,472	$409	$25,074

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

	Fiscal 2000

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$111,692	$145,631	$39,668	$1,639	$298,630
Operating expenses	(61,506)	(151,216)	(36,399)	(4,895)	$(254,016)

Segment operating income (loss)	50,186	(5,585)	3,269	(3,256)	44,614

Unallocated interest and other income, net					2,456

Income before income taxes					$47,070

Depreciation and amortization	$6,337	$12,895	$2,080	$149	$21,461

      Our revenues and percentage of revenues by reportable market segments are as follows for fiscal 2002, 2001 and 2000, the majority of which are derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	2002

			2001

					2000

Scoring Solutions	$126,626	32%	$122,144	37%	$111,692	37%
Strategy Machine Solutions	190,007	49%	161,828	49%	145,631	49%
Professional Services	63,941	16%	38,847	12%	39,668	13%
Analytic SW Tools	11,844	3%	6,329	2%	1,639	1%

	$392,418	100%	$329,148	100%	$298,630	100%

      In addition, our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2002, 2001 and 2000. No individual country outside of the United States accounted for 10% or more of revenue in any of these years.

	2002

			2001

					2000

United States	$316,241	81%	$269,161	82%	$241,487	81%
International	76,177	19%	59,987	18%	57,143	19%

	$392,418	100%	$329,148	100%	$298,630	100%

      The following table presents summary information regarding significant customers whose revenues contributed to 10% or more of our total consolidated revenues during fiscal 2002, 2001 and 2000:

	Percent of Revenue

	2002	2001	2000

Customer A	12%	11%	10%
Customer B	—	—	12%

      At September 30, 2002, no individual customer contributed to 10% or more of total consolidated receivables. At September 30, 2001, receivables due from one customer accounted for 12% of total consolidated receivables.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

17.     Related Party Transaction

      We are party to a consulting service agreement with Cherry Tree Development, in which a director of Fair, Isaac holds a 50% beneficial equity interest. The agreement expires in November 2002. During fiscal 2002 and 2001, we recorded $404 and $159 in sales, general and administrative expenses related to this agreement. Accounts payable under this agreement totaled $60 at September 30, 2002. No payable amounts were outstanding under this agreement at September 30, 2001.

18.	Commitments

      Minimum future commitments under non-cancelable operating leases are as follows as of September 30, 2002:

Future Minimum
Fiscal Year	Lease Payments

2003	$18,383
2004	14,688
2005	13,080
2006	11,933
2007	10,457
Thereafter	8,098

$76,639

      The above amounts will be reduced by contractual sublease commitments totaling $844, $498, $194, $194 and $145 in fiscal 2003 through 2007, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $11,992, $10,260 and $9,135 during fiscal 2002, 2001 and 2000, respectively.

      In fiscal 2001, we entered into a fixed-price mainframe service agreement that expires in fiscal 2005. Expense recorded by us under this agreement totaled $12,352 during fiscal 2002. No expense was recorded by us under this agreement in fiscal 2001 as the service period had not yet commenced. Future commitments under this service agreement are as follows as of September 30, 2002:

Fiscal Year

2003	$12,498
2004	12,498
2005	1,042

$26,038

      We are party to employment agreements with three of our executive officers that stipulate, among other things, base salary levels and performance-based incentive bonus targets. In the event that we terminate employment with any of these executive officers without cause, as defined, we would be obligated to pay certain severance amounts to the executive officers. These agreements also contain change in control provisions that could require us, or an entity acquiring us, to make cash payments to the executive officers in certain instances.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

19.	Contingencies

      We are involved in various claims and legal actions arising in the ordinary course of business. We believe that these claims and actions will not result in a material adverse impact to our results of operations, liquidity or financial condition. However, the amount of the liabilities associated with these claims and actions, if any, cannot be determined with certainty.

      On April 30, 2002, Douglas Tidwell, seeking to act on behalf of a class of all holders of common stock of HNC Software Inc., filed suit in the Superior Court of the State of California, County of San Diego, and named as defendants all of the then current directors of HNC. The complaint alleges, among other things, that HNC’s directors breached their fiduciary duties to HNC’s stockholders by approving the Agreement and Plan of Merger that HNC entered into with Fair, Isaac on April 28, 2002 and that the individual defendants engaged in self-dealing in connection with the transaction. The complaint seeks injunctive relief, including enjoining consummation of the merger transaction with Fair, Isaac. The complaint also seeks an award of attorneys’ and experts’ fees. On July 18, 2002, HNC announced that it had entered into a memorandum of understanding with plaintiff’s counsel setting forth the terms of a proposed settlement of the suit. A Stipulation of Settlement implementing the terms of the memorandum of understanding has been entered into by which the case will be dismissed and HNC will pay $492 in attorneys’ fees to plaintiffs subject to approval by the court. A substantial portion of HNC’s costs in connection with the pending settlement will be reimbursed by HNC’s directors’ and officers’ insurance carrier, and we have accrued estimated incremental costs that will be borne by us. The settlement has been preliminarily approved by the court and a hearing before the court for final approval of the settlement is currently scheduled for December 11, 2002.

20.	Subsequent Events

      In October 2002, we executed an asset purchase agreement with OSI pursuant to which we sold to OSI HNC’s former Profit Vision product line, associated customer base, intellectual property rights and other related assets in exchange for a $950 secured promissory note from OSI and OSI’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 4.75% per annum and all principal and interest is payable in full in October 2005. The note is secured by the assets sold to OSI.

      In November 2002, we executed an asset purchase agreement with Bridium, Inc. (“Bridium”) pursuant to which we sold to Bridium HNC’s former Connectivity Manager product line, associated customer base, intellectual property rights and other related assets in exchange for $3,000 in cash and a $3,000 secured promissory note from Bridium, as well as Bridium’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 7.0% per annum and is due and payable in twelve quarterly installments commencing in April 2003 and ending in April 2006. The note is secured by the assets sold to Bridium.

      In November 2002, we executed a credit agreement with a financial institution that provides for a $15,000 revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% (which would have amounted to 3.1% at September 30, 2002) or at the financial institution’s Prime Rate (which would have amounted to 4.75% at September 30, 2002), payable monthly. This agreement replaces a former $15,000 revolving credit facility that was held by HNC (see Note 9). The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to maximum amount of $5,000 and a foreign exchange facility that allows us to enter into contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20,000 and other specified limits.

FAIR, ISAAC AND COMPANY, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

21.	Supplementary Financial Data (Unaudited)

      The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2002. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the consolidated financial information for the period presented.

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2001	2002	2002	2002(1)

	(In thousands, except per share data)
Revenues	$85,061	$87,050	$91,014	$129,293
Cost of revenues	38,585	39,127	40,724	57,593

Gross profit	$46,476	$47,923	$50,290	$71,700

Net income (loss)	$13,547	$14,185	$14,352	$(24,200)

Earnings (loss) per share(3):
Basic	$0.40	$0.41	$0.43	$(0.55)

Diluted	$0.38	$0.39	$0.41	$(0.55)

Shares used in computing earnings (loss) per share:
Basic	34,190	34,532	33,629	43,717

Diluted	35,946	36,287	35,233	43,717

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2000	2001	2001	2001(2)

	(In thousands, except per share data)
Revenue	$77,123	$81,331	$84,233	$86,461
Cost of revenues	35,265	37,458	37,991	37,845

Gross profit	$41,858	$43,873	$46,242	$48,616

Net income	$8,817	$10,659	$12,352	$14,284

Earnings per share(3):
Basic	$0.26	$0.33	$0.37	$0.42

Diluted	$0.27	$0.32	$0.35	$0.40

Shares used in computing earnings per share:
Basic	33,702	32,316	33,192	33,698

Diluted	33,252	33,666	34,956	35,793

(1)	Results of operations for the quarter ended September 30, 2002 include HNC of results of operations since the merger date of August 5, 2002. Results also include a $40.2 million charge associated with the write-off of in-process research and development in connection with the merger and $7.2 million in restructuring and other merger-related charges.

(2)	During the quarter ended September 30, 2001, we recognized $6.2 million of revenue related to the resolution of usage fees associated with a large client account. Associated costs of sales were insignificant.

(3)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the totals for the respective years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The required information regarding our Directors is incorporated by reference from the information under the caption “Election of Directors — Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2003.

      The required information regarding our Executive Officers is contained in Part I of this Form 10-K.

      The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Employer Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2003.

Item 11.	Executive Compensation

      Incorporated by reference from the information under the captions “Directors Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships And Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners And Management” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2003.

      The following table provides certain information as of September 30, 2002 with respect to our equity compensation plans:

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders(1)	7,687,438	$28.68	362,792 (2)
Equity compensation plans not approved by security holders(3)	2,354,182 (4)	$25.48	— (5)

Total	10,041,620	$27.93	362,792

(1)	Includes compensation plans approved by security holders of entities acquired by us.

(2)	Under the 1992 Long-Term Incentive Plan, a number of shares equal to 4% of the number of shares of our common stock outstanding on the last day of the preceding fiscal year is available for grant under the Plan in each fiscal year. The amount shown in the table does not include (i) the additional shares that became available for grant on October 1, 2002, or (ii) options to purchase 1,016,198 shares available for issuance under plans assumed by us in connection with the HNC acquisition, the issuance of which may be subject to further approval by our stockholders under proposed New York Stock Exchange corporate governance rules.

(3)	The equity compensation plans not approved by security holders consist of (i) individual option grants to some of our executive officers and our Chairman of the Board and (ii) grants under the 1998 Stock Option Plan of HNC which has been assumed by us in connection with the acquisition of HNC. Under each of the individual option grants, the exercise price of the options was equal to the fair market value on the date of grant and, except in one case noted below, the options vest in equal installments over four years. The recipients of these options, the grant date and the number of outstanding shares covered by the options are as follows: Thomas Grudnowski, August 1999, 795,000 shares (options vest 25% on the first anniversary of the grant date and in equal monthly installments thereafter during ensuing three years); Thomas Grudnowski; May and November 2001, 150,000 shares; Mark Pautsch, August 2000, 194,062 shares; Henk Evenhuis, October 1999, 56,250 shares; Kenneth Saunders, August 2002, 200,000 shares; and A. George Battle, February 2002, 11,250 shares. The 1998 Stock Option Plan of HNC covers 947,620 shares. All options granted under the Plan must have an exercise price equal to the fair market value on the date of grant and generally vest over four years.

(4)	Includes outstanding options to purchase 1,406,562 shares under individual option agreements and 947,620 shares under the 1998 Stock Option Plan of HNC, which has been assumed by us.

(5)	Excludes options to purchase 70,454 shares under the 1998 Stock Option Plan of HNC, the issuance of which may be subject to further approval by our stockholders under proposed New York Stock Exchange corporate governance rules.

      For additional information concerning our equity compensation plans, refer to the discussion in Note 15 to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference from the information under the captions “Certain Relationships And Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2003.

PART IV

Item 14.	Controls and Procedures

      Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of Fair, Isaac’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Fair, Isaac’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Fair, Isaac’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Fair, Isaac in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of that evaluation, there were no significant changes in Fair, Isaac’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Consolidated Financial Statements:

Reference Page
Form 10-K

Independent auditors’ report	40
Consolidated balance sheets as of September 30, 2002 and 2001	41
Consolidated statements of income for the years ended September 30, 2002, 2001, and 2000	42
Consolidated statement of changes in stockholders’ equity and comprehensive income (loss) for the years ended September 30, 2000, 2001, and 2002	43
Consolidated statements of cash flows for the years ended September 30, 2002, 2001, and 2000	44
Notes to consolidated financial statements	45

2.     Financial Statement Schedules

      All financial statement schedules are omitted because the required information is not applicable or because the information required is included in the consolidated financial statements and the related notes.

3.     Exhibits:

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of April 28, 2002, among Company, Northstar Acquisition Inc. and HNC Software Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed April 29, 2002.)
3	.1*	By-laws of the Company (as amended effective August 5, 2002).
3.2		Certificate of Amendment of Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.2 to Company’s report on Form 10-Q for the fiscal quarter ended December 31, 2001).
4.1		Indenture, dated as of August 24, 2001, between HNC and State Street Bank and Trust Company of California, N.A., as Trustee. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-3 Registration Statement, File No. 333-72804, filed November 6, 2001.)
4.2		Form of Note for HNC’s 5.25% Convertible Subordinated Note due September 1, 2008. (Included in Exhibit 4.02.)
4.3		Registration Rights Agreement, dated as of August 24, 2001, between HNC and Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-3 Registration Statement, File No. 333-72804, filed November 6, 2001.)
4.4		Rights Agreement dated as of August 8, 2001 between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)
4.5		For Form of Right Certificate. (Included in Exhibit 4.4.)
10.1		HNC’s 1995 Equity Incentive Plan, as amended through March 30, 2000. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.2		Form of 1995 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.02 to HNC’s Form S-4 Registration Statement, File No. 333-64527, as amended December 21, 1998.)(1)

Exhibit
Number		Description

10.3		HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-62492, filed June 7, 2001.)(1)
10.4		HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.5		Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.)(1)
10.6		HNC’s 1995 Employee Stock Purchase Plan, as amended through January 1, 2002.(1) (Incorporated by reference to Exhibit 10.07 to HNC’s report on Form 10K for the fiscal year ended December 31, 2001.)
10.7		HNC’s 1998 Stock Option Plan, as amended through September 1, 2000 and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.8		Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.9		Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.10		Office Building Lease, Regency Center, by and between The Joseph and Eda Pell Revocable Trust and the Company dated June 13, 2001. (Incorporated by reference to Exhibit 10.13 to Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2001.)
10.11		First Amendment to Lease by and between 111 Partners and the Company, effective July 1, 2001. (Incorporated by reference to Exhibit 10.13 to Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2001.)
10.12		Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.13		ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.14		Lease dated May 1, 1995, between Control Data Corporation and DynaMark, Inc. (Incorporated by reference to Exhibit 10.18 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)
10.15		Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.16		Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994 (Incorporated by reference to Exhibit 10.16 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)(1)
10.17		The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10	.18*	Third Amendment to Lease Agreement by and between W9/PC Limited Partnership and HNC Software, Inc., dated as of March 27, 2002.
10.19		Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

Exhibit
Number		Description

10	.20*	Separation Agreement entered into effective as of September 20, 2002, by and between Fair, Isaac and Company, Inc. and Henk J. Evenhuis.
10.21		eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.22		Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.23		eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.24		Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.25		Systems/ Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10	.26*	Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers.
10.27		Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)
10.28		Second Amendment to Employment Agreement entered into effective as of December 26, 2001, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski (Incorporated by reference to Exhibit 10.13 to Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.)(1)
10.29		Employee Option Exercise Assistance documents used under HNC’s option plans, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended September 30, 2000.)(1)
10.30		Amended Employee Option Exercise Assistance documents, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit 10.33 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)(1)
10.31		Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001. (Incorporated by reference to Exhibit 10.35 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)
10	.32*	Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between HNC and PacCor Partners. (Previously filed as Exhibit 10.09 to the HNC IPO S-1.)
10	.33*	Credit Agreement dated November 1, 2002, by and between Fair, Isaac and Company, Inc. and Wells Fargo Bank, National Association.
10	.36*	Lease Agreement dated as of June 17, 1996, between HNC and Williams Properties I, LLC & Williams Properties II, LLC. (Previously filed as Exhibit 10.12 to HNC’s Form 10-K, as amended, for the year ended December 31, 1996.)
10.37		Lease dated June 1, 2001 by and between The Prudential Assurance Company Limited and Fair, Isaac International UK Corporation (Incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2001.)
10.38		Office Building Lease dated June 17, 1993, between Linsco/Private Ledger Corp. and PacCor Partners and Assignment of the lease to HNC (Incorporated by reference to Exhibit 10.17 to HNC Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.)

Exhibit
Number		Description

10.39		First Amendment to Lease Agreement between Williams Properties I, LLC and Williams Properties II, LLC and HNC dated June 17, 1996, amended October 28, 1997. (Incorporated by reference to Exhibit 10.16 to HNC’s Form S-4 Registration Statement, as amended, File No. 333-64527.)
10.40		Second Amendment to Lease between the HNC and W9/PC Real Estate Limited Partnership dated as of April 13, 1998. (Incorporated by reference to Exhibit 10.17 to HNC’s Form S-4 Registration Statement, as amended, File No. 333-64527.)
10.41		Industrial Lease dated as of October 2, 1998, between HNC and The Irvine Company. (Incorporated by reference to Exhibit 99.01 to HNC’s Registration Statement on Form S-8, File No. 333-71923, filed February 5, 1999.)
10.42		Multi-Tenant Industrial Lease between LBA VF-1, LLC and eHNC. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended March 31, 2000.)
10.43		Industrial Building Lease between the HNC and Coppell Commerce Center, Ltd dated as of December 13, 2000. (Incorporated by reference to Exhibit 10.45 to HNC’s report on Form 10K for the fiscal year ended December 31, 2001.)
10.44		Sublease Agreement between the HNC and Federal Insurance Company dated as of October 31, 2001. (Incorporated by reference to Exhibit 10.46 to HNC’s report on Form 10K for the fiscal year ended December 31, 2001.)
10.45		Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First Addendum thereto (Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)
10.46		The Company’s 1992 Long Term Incentive Plan as amended and restated effective November 16, 2001. (Incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form S-8, File No. 333-71923, filed February 5, 1999.)
10	.47*	Employment Agreement entered into effective as of August 5, 2002, by and between Fair, Isaac and Company, Inc. and Kenneth J. Saunders.
10	.48*	Nonstatutory Stock Option Agreement with Kenneth J. Saunders entered into as of August 5, 2002. (See Exhibit 10.47.)
10	.49*	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.
10.52		The Thomas G. Grudnowski Stock Option Plan (Incorporated by reference to Company’s Form S-8 Registration Statement, File No. 333-32396, filed March 14, 2000.)(1)
10.53		The Henk J. Evenhuis Stock Option Plan (Incorporated by reference to Company’s Form S-8 Registration Statement, File No. 333-32396, filed March 14, 2000.)(1)
10.54		The Thomas G. Grudnowski Stock Option Plan (Incorporated by reference to Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.)(1)
10.55		The Mark Pautsch Stock Option Plan (Incorporated by reference to Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.)(1)
10.56		2002 Stock Bonus Plan of Company (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 Registration Statement, File No. 333-97695, filed August 6, 2002.)(1)
10.57		Second Supplemental Indenture, dated as of October 31, 2002, between Fair, Isaac and State Street Bank and Trust Company of California, N.A., as trustee. (Incorporated by reference to Exhibit 4.3 to Company’s Form S-3 Registration Statement, File No. 333-101033, filed November 6, 2002.)
10	.58*	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.
10	.59*	Nonstatutory Stock Option Agreement with Thomas Grudnowski entered into as of November 16, 2002.
10	.60*	Form of Company’s Nonstatutory Stock Option Agreement effective October 7, 2002.
21	.1*	List of Company’s subsidiaries.
23	.1*	Consent of KPMG LLP.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

(b)	Reports on Form 8-K:

      We filed a Current Report on Form 8-K on August 19, 2002, announcing the completion of the merger with HNC Software Inc. (“HNC”) on August 5, 2002. We amended this Current Report on Form 8-K on October 21, 2002 and October 22, 2002, reporting in Item 7 updated pro forma financial information for the merger with HNC Software Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR, ISAAC AND COMPANY, INCORPORATED

By	/s/ KENNETH J. SAUNDERS

Kenneth J. Saunders
Vice President and Chief Financial Officer

DATE: November 14, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints KENNETH J. SAUNDERS his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS G. GRUDNOWSKI Thomas G. Grudnowski	President, Chief Executive Officer (Principal Executive Officer) and Director	November 14, 2002

/s/ KENNETH J. SAUNDERS Kenneth J. Saunders	Vice President, Chief Financial Officer (Principal Financial Officer)	November 14, 2002

/s/ HENK J. EVENHUIS Henk J. Evenhuis	Vice President (Principal Accounting Officer)	November 14, 2002

/s/ A. GEORGE BATTLE A. George Battle	Director	November 14, 2002

/s/ TONY J. CHRISTIANSON Tony J. Christianson	Director	November 14, 2002

/s/ THOMAS F. FARB Thomas F. Farb	Director	November 14, 2002

/s/ ALEX W. HART Alex W. Hart	Director	November 14, 2002

/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	November 14, 2002

/s/ GUY R. HENSHAW Guy R. Henshaw	Director	November 14, 2002

/s/ DAVID S. P. HOPKINS David S. P. Hopkins	Director	November 14, 2002

/s/ MARGARET L. TAYLOR Margaret L. Taylor	Director	November 14, 2002

CERTIFICATIONS

      I, Thomas G. Grudnowski, certify that:

1. I have reviewed this annual report on Form 10-K of Fair, Isaac and Company, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ THOMAS G. GRUDNOWSKI

Thomas G. Grudnowski
Chief Executive Officer

CERTIFICATIONS — (Continued)

      I, Kenneth J. Saunders, certify that:

1. I have reviewed this annual report on Form 10-K of Fair, Isaac and Company, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ KENNETH J. SAUNDERS

Kenneth J. Saunders
Chief Financial Officer

EXHIBIT INDEX

To Fair, Isaac and Company, Incorporated

Report On Form 10-K For The Fiscal Year Ended September 30, 2002

Exhibit No.	Exhibit Name

3.1	By-laws of the Company (as amended effective August 5, 2002).
10.18	Third Amendment to Lease Agreement by and between W9/PC Limited Partnership and HNC Software, Inc., dated as of March 27, 2002.
10.20	Separation Agreement entered into effective as of September 20, 2002, by and between Fair, Isaac and Company, Inc. and Henk J. Evenhuis.
10.26	Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers.
10.32	Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between HNC and PacCor Partners. (Previously filed as Exhibit 10.09 to the IPO S-1.)
10.33	Credit Agreement dated November 1, 2002, by and between Fair, Isaac and Company, Inc. and Wells Fargo Bank, National Association.
10.36	Lease Agreement dated as of June 17, 1996, between HNC and Williams Properties I, LLC & Williams Properties II, LLC. (Previously filed as Exhibit 10.12 to HNC’s Form 10-K, as amended, for the year ended December 31, 1996.)
10.47	Employment Agreement entered into effective as of August 5, 2002, by and between Fair, Isaac and Company, Inc. and Kenneth J. Saunders.
10.48	Nonstatutory Stock Option Agreement with Kenneth J. Saunders entered into as of August 5, 2002. (Included in Exhibit 10.47.)
10.49	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.
10.58	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.
10.59	Nonstatutory Stock Option Agreement with Thomas Grudnowski entered into as of November 16, 2002.
10.60	Form of Company’s Nonstatutory Stock Option Agreement effective October 7, 2002.
21.1	List of Company’s subsidiaries.
23.1	Consent of KPMG LLP.