Form 10-K/A
period 2002-09-30
FAIR ISAAC & COMPANY INC
filed 2003-01-10
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
RISK FACTORS
SIGNATURES
CERTIFICATIONS

Explanatory Note		1
PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
PART IV
Signatures		21
Certifications		23

i

EXPLANATORY NOTE

      This Form 10-K/A is being filed solely for the purpose of correcting a typographical error in the Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-K originally filed with the Securities and Exchange Commission on November 21, 2002.

      The Item 7 information below sets forth a corrected disclosure of the percentage of 2002 revenues generated from our alliances with Equifax, TransUnion, and Experian, which accounted for 12%, 8%, and 7% of our 2002 revenues, respectively.

      Except for the correction of the typographical error described above, all information in this Form 10-K/A is stated as of the date of filing of the original Form 10-K. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing.

PART II

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      A certification with respect to this report on Form 10-K/A by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the Securities and Exchange Commission (SEC) as additional correspondence accompanying this report.

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

      While we have been successful in extending or renewing our agreements with credit reporting agencies and credit card processors in the past, and believe we will likely be able to do so in the future, the loss of one or more such alliances or an adverse change in terms could have a material adverse effect on revenues and operating margins. In fiscal 2002, revenues generated from our alliances with Equifax, TransUnion and Experian accounted for approximately 12%, 8%, and 7% of our revenues, respectively. In fiscal 2001, Equifax, TransUnion and Experian accounted for approximately 11%, 9% and 7% of total revenues, respectively, and in fiscal 2000, TransUnion, Equifax and Experian accounted for approximately 12%, 10% and 7% of total revenues, respectively.

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

DATE: January 10, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS G. GRUDNOWSKI* Thomas G. Grudnowski	President, Chief Executive Officer (Principal Executive Officer) and Director	January 10, 2003

/s/ KENNETH J. SAUNDERS Kenneth J. Saunders	Vice President, Chief Financial Officer (Principal Financial Officer)	January 10, 2003

/s/ RUSSELL C. CLARK Russell C. Clark	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	January 10, 2003

/s/ A. GEORGE BATTLE* A. George Battle	Director	January 10, 2003

/s/ TONY J. CHRISTIANSON* Tony J. Christianson	Director	January 10, 2003

/s/ THOMAS F. FARB* Thomas F. Farb	Director	January 10, 2003

/s/ ALEX W. HART* Alex W. Hart	Director	January 10, 2003

/s/ PHILIP G. HEASLEY* Philip G. Heasley	Director	January 10, 2003

/s/ GUY R. HENSHAW* Guy R. Henshaw	Director	January 10, 2003

/s/ DAVID S. P. HOPKINS* David S. P. Hopkins	Director	January 10, 2003

/s/ MARGARET L. TAYLOR* Margaret L. Taylor	Director	January 10, 2003

*By /s/ KENNETH J. SAUNDERS Kenneth J. Saunders Attorney-in-Fact

CERTIFICATIONS

      I, Thomas G. Grudnowski, certify that:

1. I have reviewed the Report on Form 10-K/A of Fair, Isaac and Company, Incorporated;

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ THOMAS G. GRUDNOWSKI

Thomas G. Grudnowski
Chief Executive Officer

CERTIFICATIONS — (Continued)

      I, Kenneth J. Saunders, certify that:

1. I have reviewed the Report on Form 10-K/A of Fair, Isaac and Company, Incorporated;

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ KENNETH J. SAUNDERS

Kenneth J. Saunders
Chief Financial Officer