Form 10-Q
period 2002-12-31
FAIR ISAAC & COMPANY INC
filed 2003-02-12
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[NO FEE REQUIRED]

For the transition period ________ to ________

Commission File Number 0-16439

Fair, Isaac and Company, Incorporated
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-1499887 (I.R.S. Employer Identification No.)

200 Smith Ranch Road, San Rafael, California 94903
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(415) 472-2211

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   x   No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   x   No     .

     The number of shares of common stock outstanding on December 31, 2002 was 49,560,779 (excluding 6,738,255 shares held by the Company as treasury stock).

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

FAIR, ISAAC AND COMPANY, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	September 30,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,809	$96,834
Marketable securities available for sale	210,632	184,377
Receivables, net	110,196	121,456
Other current assets	18,051	17,498
Deferred income taxes	8,166	8,009

Total current assets	406,854	428,174
Marketable securities available for sale	140,586	140,398
Other investments	8,403	9,804
Property and equipment, net	57,859	63,898
Goodwill	428,270	430,739
Intangibles, net	90,907	89,375
Deferred income taxes	45,383	45,384
Other assets	7,177	4,741

	$1,185,439	$1,212,513

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,185	$7,603
Accrued compensation and employee benefits	24,973	28,153
Other accrued liabilities	44,506	36,532
Deferred revenue	20,943	17,921

Total current liabilities	100,607	90,209
Convertible subordinated notes, net of discount	140,274	139,922
Other liabilities	7,956	8,910

Total liabilities	248,837	239,041

Contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized, 56,299 and 55,619 shares issued, and 49,561 and 50,665 shares outstanding at December 31, 2002 and September 30, 2002, respectively)	496	507
Paid in capital in excess of par value	944,084	927,169
Treasury stock, at cost	(236,737)	(163,038)
Unearned compensation	(5,963)	(7,128)
Retained earnings	234,819	216,041
Accumulated other comprehensive loss	(97)	(79)

Total stockholders’ equity	936,602	973,472

	$1,185,439	$1,212,513

See accompanying notes to consolidated financial statements.

FAIR, ISAAC AND COMPANY, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	December 31,

	2002	2001

Revenues	$146,732	$85,061

Operating expenses:
Cost of revenues	60,654	38,585
Research and development	17,247	7,477
Sales, general and administrative	32,183	17,942
Amortization of intangibles	3,262	525
Merger-related expenses	2,010	—

Total operating expenses	115,356	64,529

Operating income	31,376	20,532
Interest income	2,596	1,764
Interest expense on convertible subordinated notes	(2,322)	—
Other income, net	528	95

Income before income taxes	32,178	22,391
Provision for income taxes	12,389	8,844

Net income	$19,789	$13,547

Earnings per share:
Basic	$0.39	$0.40

Diluted	$0.38	$0.38

Shares used in computing earnings per share:
Basic	50,162	34,190

Diluted	52,173	35,946

See accompanying notes to consolidated financial statements.

FAIR, ISAAC AND COMPANY, INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
(In thousands)
(Unaudited)

	Common		Paid In				Accumulated
	Stock		Capital in				Other
			Excess of				Comprehensive	Total	Comprehensive
		Par	Par	Treasury	Unearned	Retained	Income	Stockholders'	Income
	Shares	Value	Value	Stock	Compensation	Earnings	(Loss)	Equity	(Loss)

Balance at September 30, 2002	50,665	$507	$927,169	$(163,038)	$(7,128)	$216,041	$(79)	$973,472
Exercise of stock options	680	7	13,376	—	—	—	—	13,383
Tax benefit from exercised stock options	—	—	4,399	—	—	—	—	4,399
Amortization of unearned compensation	—	—	—	—	810	—	—	810
Forfeitures of stock options assumed in HNC acquisition	—	—	(355)	—	355	—	—	—
Repurchases of common stock	(1,850)	(19)	—	(76,017)	—	—	—	(76,036)
Issuance of ESPP and ESOP shares from treasury	66	1	(505)	2,318	—	—	—	1,814
Net income	—	—	—	—	—	19,789	—	19,789	$19,789
Dividends paid	—	—	—	—	—	(1,011)	—	(1,011)
Unrealized losses on investments	—	—	—	—	—	—	(223)	(223)	(223)
Cumulative translation adjustments	—	—	—	—	—	—	205	205	205

Balance at December 31, 2002	49,561	$496	$944,084	$(236,737)	$(5,963)	$234,819	$(97)	$936,602	$19,771

See accompanying notes to consolidated financial statements.

FAIR, ISAAC AND COMPANY, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	December 31,

	2002	2001

Cash flows from operating activities
Net income	$19,789	$13,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,645	6,706
Share of equity in (earnings) losses and write-off of equity investments	(32)	287
Gain on sale of marketable securities	(626)	(580)
Amortization of unearned compensation	810	249
Tax benefit from exercise of stock options	4,399	4,732
Net amortization of (discount) premium on marketable securities	(149)	198
Provision for doubtful accounts	975	110
Amortization of discount on convertible subordinated notes	352	—
Other	—	32
Changes in operating assets and liabilities:
Receivables	9,379	(4,236)
Other assets	361	(720)
Accounts payable	2,583	6,707
Accrued compensation and employee benefits	(3,180)	(1,678)
Other accrued liabilities and other liabilities	3,238	(1,492)
Deferred revenue	3,106	(1,237)

Net cash provided by operating activities	52,650	22,625

Cash flows from investing activities
Purchases of property and equipment	(2,691)	(3,879)
Cash proceeds from sale of product line	3,000	—
Cash paid in acquisitions, net of cash acquired	(2,250)	(2,593)
Purchases of marketable securities	(108,995)	(34,926)
Proceeds from sales of marketable securities	64,566	24,352
Proceeds from maturities of marketable securities	18,545	6,760

Net cash used in investing activities	(27,825)	(10,286)

Cash flows from financing activities
Proceeds from issuances of common stock	15,197	8,956
Dividends paid	(1,011)	(456)
Repurchases of common stock	(76,036)	—

Net cash (used in) provided by financing activities	(61,850)	8,500

(Decrease) increase in cash and cash equivalents	(37,025)	20,839
Cash and cash equivalents, beginning of period	96,834	24,608

Cash and cash equivalents, end of period	$59,809	$45,447

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$364	$140
Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

FAIR, ISAAC AND COMPANY, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. Nature of Business

     Fair, Isaac and Company, Incorporated

     Fair, Isaac and Company, Incorporated is a provider of analytic, software and data management products and services that enable businesses to automate and improve decisions. Fair, Isaac provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, telecommunications providers, healthcare organizations and government agencies. In this report, Fair, Isaac and Company, Incorporated is referred to as “we,” “us,” “our,” and “Fair, Isaac.” HNC Software Inc., which we acquired in August 2002, is referred to as “HNC.”

     Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Fair, Isaac and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     We have prepared the accompanying unaudited interim consolidated financial statements in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for any entire fiscal year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Certain prior period amounts have been reclassified to conform to current period presentation.

2. Acquisition and Pro Forma Results of Operations

     Spectrum Managed Care, Inc.

     On December 31, 2002, we acquired substantially all of the assets of the medical bill review business of Spectrum Managed Care (“Spectrum”), a wholly owned subsidiary of Ward North America Holding, Inc., for cash consideration of $7,150. Of the total purchase price, $2,250 was paid by us in December 2002 and the remainder was paid in January 2003. We placed $250 of the purchase price into escrow to secure potential future indemnification obligations of the seller. This acquisition was consummated in order to expand our outsourced medical bill review service offering and has been accounted for using the purchase method of accounting. The results of operations of Spectrum have been included in the consolidated results of operations beginning on December 31, 2002.

     The total consideration paid, including accrued acquisition costs of $25, was allocated to the acquired assets as follows:

Assets
Property and equipment	$127
Customer contracts and relationships	4,908
Goodwill	2,140

$7,175

FAIR, ISAAC AND COMPANY, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

     The acquired intangible assets have a weighted average estimated useful life of approximately 10 years and are being amortized over this term based on the forecasted cash flows associated with the assets. All of this goodwill is expected to be deductible for tax purposes.

     Unaudited Pro Forma Results of Operations

     During the prior fiscal year ended September 30, 2002, we acquired the following businesses in transactions that were accounted for using the purchase method of accounting: i) acquisition of substantially all of the assets of Nykamp Consulting Group, Inc. (“Nykamp”) in December 2001, and ii) acquisition of HNC in August 2002. The following table summarizes the unaudited pro forma results of our operations for the quarters ended December 31, 2002 and 2001 as if the Nykamp, HNC and Spectrum acquisitions had occurred on October 1, 2001, instead of their respective later acquisition dates:

	Quarter Ended December 31,

	2002		2001

		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined

Revenues	$146,732	$148,057	$85,061	$142,077
Net income	$19,789	$19,873	$13,547	$12,821
Basic earnings per share	$0.39	$0.40	$0.40	$0.24
Diluted earnings per share	$0.38	$0.38	$0.38	$0.23

3. Accounting for Goodwill and Intangible Assets

     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing. In connection with our adoption of SFAS No. 142 on October 1, 2002, we reclassified $113 in net book value associated with our acquired customer base intangible assets to goodwill. Intangible assets subject to amortization consisted of the following:

	December 31,	September 30,
	2002	2002

Completed technology	$42,000	$42,000
Customer contracts and relationships	44,608	39,855
Tradename	9,090	9,090
Other	714	714

	96,412	91,659
Less accumulated amortization	(5,505)	(2,284)

	$90,907	$89,375

FAIR, ISAAC AND COMPANY, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

     Amortization expense associated with our definite lived intangible assets totaled $3,262 during the quarter ended December 31, 2002. Amortization expense during the quarter ended December 31, 2001 totaled $525, all of which related to goodwill. Estimated future intangible asset amortization expense as of December 31, 2002 is as follows:

Nine Months Ending September 30, 2003	$10,256
Fiscal Year Ending September 30,
2004	13,665
2005	13,627
2006	13,474
2007	11,640
2008	3,083
Thereafter	25,162

$90,907

     For comparative purposes, the following table summarizes reported results for the quarter ended December 31, 2001, adjusted to exclude the amortization of goodwill:

		Earnings per Share

	Net Income	Basic	Diluted

Quarter Ended December 31, 2001:
As reported	$13,547	$0.40	$0.38
Amortization of goodwill, net of tax impact	525	0.01	0.01

As adjusted	$14,072	$0.41	$0.39

     As required by SFAS No. 142, we are in the process of assessing whether goodwill within our reporting units was impaired at the date of adoption of this pronouncement using a two-step transitional impairment test. The first step, which we must complete by March 31, 2003, is our identification of any impairment of goodwill upon our adoption of SFAS No. 142. If any impairment is identified in step one, we will be required to complete a second step to measure the actual amount of the impairment loss, if any, prior to September 30, 2003. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle. As we have not yet completed the impairment test, we have not determined the impact, if any, that it will have on our financial position and results of operations.

     As of December 31, 2002, we have not allocated goodwill to our segments (see Note 9). Accordingly, goodwill information by segment is not presented. The following table summarizes changes to goodwill during the quarter December 31, 2002:

Balance at September 30, 2002	$430,739
Goodwill acquired in Spectrum acquisition (see Note 2)	2,140
HNC purchase accounting adjustments	381
Reclassification of acquired customer base intangible assets	113
Product line dispositions (see Note 4)	(5,103)

Balance at December 31, 2002	$428,270

     During the quarter ended December 31, 2002, we adjusted our preliminary allocation of the HNC purchase price, which resulted in a $381 net increase to goodwill. The adjustments reflect primarily a $1,454 reduction in the carrying amount of our cost-basis equity investment in Azure Capital Partners L.P. (“Azure”), offset by a $1,073 reduction in assumed liabilities, principally related to revisions made to our estimate of future facility lease exit costs. The reduction in the Azure investment carrying amount was made based on valuation estimates obtained from Azure management, from which we determined that the fair value of this investment approximated $596 as of the HNC merger date. We had originally recorded this investment at $2,050. We are committed to invest an additional $2,200 into Azure. We anticipate

FAIR, ISAAC AND COMPANY, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

that some or all of this commitment amount will be invested during fiscal 2003. However, the ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls.

4. Sales of Product Line Assets

     In October 2002, we executed an asset purchase agreement with Open Solutions, Inc. (“OSI”), pursuant to which we sold HNC’s former Profit Vision product line, associated customer base, intellectual property rights and other related assets in exchange for a $950 secured promissory note from OSI and OSI’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 4.5% per annum and all principal and interest is payable in full in October 2005. The promissory note is secured by the assets sold to OSI. We discounted this note by $185 to reflect estimated market interest rates and are amortizing this discount over the term of the note using the effective interest method.

     In November 2002, we executed an asset purchase agreement with Bridium, Inc. (“Bridium”), pursuant to which we sold HNC’s former Connectivity Manager product line, associated customer base, intellectual property rights and other related assets in exchange for $3,000 in cash and a $3,000 secured promissory note from Bridium, as well as Bridium’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 7.0% per annum and is due and payable in twelve quarterly installments commencing in April 2003 and ending in April 2006. The promissory note is secured by the assets sold to Bridium and is also guaranteed by Bridium’s parent company. We discounted this note by $415 to reflect estimated market interest rates and are amortizing this discount over the term of the note using the effective interest method.

     As the above dispositions of former HNC assets occurred shortly after the HNC acquisition and their fair value did not change significantly from the date of the HNC acquisition, no gain or loss was recorded in connection with these transactions. The difference between the book value of net assets sold and consideration received in each transaction was recorded as an adjustment to goodwill.

5. Credit Agreement

     In November 2002, we executed a credit agreement with a financial institution that provides for a $15,000 revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% (which was 2.63% at December 31, 2002) or at the financial institution’s Prime Rate (which was 4.25% at December 31, 2002), payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5,000 and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20,000 and other specified limits. As of December 31, 2002, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of December 31, 2002, this credit facility also served to collateralize certain letters of credit aggregating $666, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit outstanding under the facility.

6. Restructuring and Merger-Related Expenses

     The following table summarizes activity for the quarter ended December 31, 2002 related to restructuring accruals previously recorded in connection with the HNC acquisition:

	Remaining Accrual at		Remaining Accrual at
	September 30,	Cash	December 31,
	2002	Payments	2002

Facilities charges	$3,076	$(218)	$2,858
Employee separation	1,530	(766)	764

	$4,606	$(984)	$3,622

FAIR, ISAAC AND COMPANY, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

     During the quarter ended December 31, 2002, we also incurred incremental merger-related expenses totaling $2,010, consisting primarily of retention bonuses earned through December 31, 2002 by employees with future severance dates.

7. Earnings Per Share

     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended
	December 31,

	2002	2001

Numerator — net income	$19,789	$13,547

Denominator — shares:
Basic weighted-average shares	50,162	34,190
Effect of dilutive securities	2,011	1,756

Diluted weighted-average shares	52,173	35,946

Earnings per share
Basic	$0.39	$0.40

Diluted	$0.38	$0.38

     The computation of diluted EPS for the quarters ended December 31, 2002 and 2001 excludes stock options to purchase 2,733 and 494 shares of common stock, respectively, as the exercise prices for such options were greater than the average market price of our common stock, and their inclusion would be antidilutive. The computation of diluted EPS for the quarter ended December 31, 2002 also excludes 2,703 shares of common stock issuable upon conversion of our convertible subordinated notes, as the inclusion of such shares would have been antidilutive.

8. Repurchases of Common Stock

     During the quarter ended December 31, 2002, we repurchased 1,850 shares of our common stock for an aggregate cost of $76,036. The shares were repurchased pursuant to a program approved by our Board of Directors in the prior fiscal year that allows us to repurchase up to 6,000 shares of our common stock. Through December 31, 2002, a total of 2,915 shares of our common stock had been repurchased under this program.

9. Segment Information

     Following the merger with HNC, we reorganized into four segments worldwide to align with the new internal management of our business operations based on products. The reportable segments are Scoring Solutions, Strategy Machine™ Solutions, Professional Services, and Analytic Software Tools.

     The Scoring Solutions segment includes scoring services distributed through major credit reporting agencies, ScoreNet® services, PreScore® services and insurance bureau scoring services sold through credit reporting agencies.

     The Strategy Machine Solutions segment primarily includes revenues derived from the following products: TRIAD™ credit account management services distributed through third-party bankcard processors, Fair, Isaac MarketSmart Decision System® solution, CompAdvisor® and AutoAdvisor® Medical Bill Review and Outsourced Cost Containment Services, RoamEx® Roamer Data Exchanger, LiquidCredit® service, TelAdaptive® service, CardAlert™ Fraud Manager and consumer services available through our myFICO.com Web site and strategic alliance partners’ Web sites, List Processing and Strategy Science products, as well as software license and maintenance revenues related to our Falcon™ Fraud Manager, Capstone® Decision Manager, and TRIAD™ end-user products.

FAIR, ISAAC AND COMPANY, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

     The Professional Services segment includes all consulting, implementation and custom analytics services.

     The Analytic Software Tools segment principally includes software license and maintenance revenues associated with Fair, Isaac Blaze Decision System™ software, Fair, Isaac Blaze Advisor™ software and Model Builder software products.

     Our Chief Executive Officer evaluates segment financial performance based on segment revenues and operating income. Segment operating expenses consist principally of personnel, facilities, consulting, travel and other expenses both directly related and allocated to the segments. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation and amortization amounts are allocated to the segments from the corporate level.

     The following table summarizes segment information for the quarters ended December 31, 2002 and 2001. Segment information during the quarter ended December 31, 2001 has been restated to conform to the current segment presentation.

	Quarter Ended December 31, 2002

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$34,092	$85,989	$20,250	$6,401	$146,732
Operating expenses	(15,440)	(71,910)	(19,785)	(6,211)	(113,346)

Segment operating income	18,652	14,079	465	190	33,386

Unallocated merger-related expenses					(2,010)

Operating income					31,376
Unallocated interest expense — convertible subordinated notes					(2,322)
Unallocated interest and other income, net					3,124

Income before income taxes					$32,178

Depreciation and amortization	$3,102	$6,640	$1,522	$381	$11,645

	Quarter Ended December 31, 2001

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$30,089	$40,392	$12,704	$1,876	$85,061
Operating expenses	(14,733)	(34,775)	(13,262)	(1,759)	(64,529)

Segment operating income	15,356	5,617	(558)	117	20,532

Unallocated interest and other income, net					1,859

Income before income taxes					$22,391

Depreciation and amortization	$1,724	$4,025	$843	$114	$6,706

     Our revenues and percentage of revenues by reportable market segments are as follows for the quarters ended December 31, 2002 and 2001, the majority of which are derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	Quarter Ended December 31,

	2002		2001

Scoring Solutions	$34,092	23%	$30,089	35%
Strategy Machine Solutions	85,989	59%	40,392	48%
Professional Services	20,250	14%	12,704	15%
Analytic SW Tools	6,401	4%	1,876	2%

	$146,732	100%	$85,061	100%

FAIR, ISAAC AND COMPANY, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

     In addition, our revenues and percentage of revenues on a geographical basis are summarized below for the quarters ended December 31, 2002 and 2001. No individual country outside of the United States accounted for 10% or more of revenue in either quarter.

	Quarter Ended December 31,

	2002		2001

United States	$121,820	83%	$70,819	83%
International	24,912	17%	14,242	17%

	$146,732	100%	$85,061	100%

10. Contingencies

     We are involved in various claims and legal actions arising in the ordinary course of business. We believe that these claims and actions will not have a material adverse impact on our results of operations, liquidity or financial condition. However, the amount of the liabilities associated with these claims and actions, if any, cannot be determined with certainty.

     On April 30, 2002, Douglas Tidwell, seeking to act on behalf of a class of all holders of common stock of HNC Software Inc., filed suit in the Superior Court of the State of California, County of San Diego, and named as defendants all of the then current directors of HNC. The complaint alleged, among other things, that HNC’s directors breached their fiduciary duties to HNC’s stockholders by approving the Agreement and Plan of Merger that HNC entered into with Fair, Isaac on April 28, 2002 and that the individual defendants engaged in self-dealing in connection with the transaction. The complaint sought injunctive relief, including enjoining consummation of the merger transaction with Fair, Isaac, and attorneys’ and experts’ fees. On July 18, 2002, HNC announced that it had entered into a memorandum of understanding with plaintiff’s counsel setting forth the terms of a proposed settlement of the suit. A Stipulation of Settlement implementing the terms of the memorandum of understanding was entered into by the parties and final settlement of the matter was approved by the Court on December 13, 2002. Pursuant to the settlement, the case was dismissed and $492 in attorneys’ fees were paid to plaintiff’s counsel by Fair, Isaac as successor in interest to HNC, $390 of which was reimbursed by HNC’s directors’ and officers’ insurance carrier.

11. Guarantees

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

     Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements concerning our merger with HNC Software Inc., expected synergies, execution of integration plans and increases in shareholder value as a result of the merger; (iv) statements of assumptions underlying such statements, (v) statements regarding business relationships with vendors, customers or collaborators; and (vi) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should form your own critical and independent conclusions about the likely future effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-K, 10-Q and 8-K.

RESULTS OF OPERATIONS

Overview

     We provide analytic, software and data management products and services that enable businesses to automate and improve decisions. Our predictive modeling, decision analysis, intelligence management, decision management systems and consulting services power more than 25 billion customer decisions a year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure of credit risk, to manage their financial health.

     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended December 31, 2002 approximately 81% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from recurring sources, generally including, but not limited to, transactional-based software license fees, license fees that recur annually under long-term software license arrangements, transactional fees derived under network service or internal hosted software arrangements, and software maintenance fees. Transactional-based and other recurring revenues are, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. The portion of our revenues that is derived from non-recurring sources, generally includes, but is not limited to, perpetual or time-based licenses with upfront, non-recurring payment terms and non-recurring professional service arrangements.

     On August 5, 2002, we completed our acquisition of HNC, a provider of analytic and decision management software. Results of operations of HNC are included prospectively from the date of acquisition. As a result of this acquisition, and to a lesser degree the Nykamp acquisition consummated in December 2001 and the asset dispositions consummated in October and November 2002, our financial results in the quarter ended December 31, 2002 are not directly comparable to those in the quarter ended December 31, 2001.

     Following our acquisition of HNC, we changed our reportable business segments to reflect the new primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Our current reportable segments include: Scoring Solutions, Strategy Machine Solutions, Professional Services and Analytic Software Tools. Segment information for the quarter ended December 31, 2001 has been restated to conform to the quarter ended December 31, 2002 presentation for comparability. Comparative segment revenues, operating income, and related financial information for the quarters ended December 31, 2002 and 2001 are set forth in Note 9 to the Consolidated Financial Statements.

     A certification with respect to this report on Form 10-Q by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

Revenues

     The following table displays (a) the percentage of revenues by segment and (b) the percentage change in segment revenues from the corresponding period in the prior fiscal year.

	Percentage of Revenues
	Quarter Ended December 31,
			Period-to-Period
Segment	2002	2001	Percentage Change

Scoring Solutions	23%	35%	13%
Strategy Machine Solutions	59%	48%	113%
Professional Services	14%	15%	59%
Analytic Software Tools	4%	2%	241%

Total Revenues	100%	100%	73%

     The growth in Scoring Solutions segment revenues during the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001 was due primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies and an increase in PreScore services. The growth in risk scoring services resulted primarily from increased sales of scores for account review as well as a continued strong market for mortgage originations and refinancing. The growth in PreScore revenues is attributable primarily to the continued strong marketing efforts of credit card issuers. During the quarter ended December 31, 2002, revenues generated from our agreements with Equifax, TransUnion and Experian collectively, accounted for approximately 20% of our revenues, with Equifax alone accounting for approximately 10% of our revenues.

     The increase in Strategy Machine Solutions segment revenues during the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001, was due primarily to the addition of revenues derived from products and services previously offered by HNC, primarily including revenues associated with Falcon Fraud Manager, CompAdvisor, Outsourced Cost Containment services, Capstone Decision Manager and RoamEx, along with increased revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, MarketSmart, Processor TRIAD and Liquid Credit, partially offset by a decline in List Processing revenues.

     The increase in Professional Services segment revenues during the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001, was due primarily to increased revenues resulting from the acquisitions of the Nykamp and HNC businesses as well as increased revenues derived from consulting and integration services related to MarketSmart and various other products, partially offset by a decrease in consulting and integration revenues associated with Blaze Decision System and analytical consulting projects.

     The increase in Analytic Software Tools segment revenues during the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001, was due primarily to the addition of Blaze Advisor revenues previously offered by HNC, partially offset by a slight decrease in Blaze Decision System revenues.

     Revenues derived from clients outside the United States totaled $24.9 million and $14.2 million during the quarters ended December 31, 2002 and 2001, respectively, representing 17% of total consolidated revenues in each of these periods.

Operating Expenses and Other Income (Expense)

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Consolidated Statements of Income and (b) the percentage change in the amount of each such line item in the quarter ended December 31, 2002 from the corresponding period in the prior fiscal year.

	Percentage of Revenues
	Quarter Ended December 31,
			Period-to-Period
	2002	2001	Percentage Change

Revenues	100%	100%	73%

Operating expenses:
Cost of revenues	41%	45%	57%
Research and development	12%	9%	131%
Sales, general and administrative	22%	21%	79%
Amortization of intangibles	2%	1%	521%
Merger-related expenses	2%	—	100%

Total operating expenses	79%	76%	79%

Operating income	21%	24%	53%
Interest income	2%	2%	47%
Interest expense on convertible subordinated notes	(1)%	—	100%
Other income, net	—	—	456%

Income before income taxes	22%	26%	44%
Provision for income taxes	8%	10%	40%

Net income	14%	16%	46%

     Cost of Revenues

     Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in creating, installing and supporting revenue products; travel and related overhead costs; costs of computer service bureaus; our payments made to credit reporting agencies for scores; related outside support in connection with the ScoreNet Service; and expenses related to our consumer score services through myFICO.com.

     The quarter over quarter increase in cost of revenues was principally due to the HNC acquisition. Cost of revenues, as a percentage of revenues, decreased in the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001. This percentage decrease was attributable primarily to the addition of higher margin product offerings from the HNC acquisition, including Falcon Fraud Manager, RoamEx and Blaze Advisor, and to higher margins achieved by our consumer score services through myFICO.com due to increased revenues and related cost efficiencies.

     Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software tools.

     The quarter over quarter increase in research and development expenses was principally due to the HNC acquisition. Research and development expenses, as a percentage of revenues, increased in the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001. This percentage increase was attributable primarily to a higher level of research and development efforts associated with product lines acquired from HNC, including the development of a new software platform technology, and to increased research and development efforts within our Strategy Machine Solutions segment.

     Sales, General and Administrative

     Sales, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

     The quarter over quarter increase in sales, general and administrative expenses was principally due to the HNC acquisition. Sales, general and administrative expenses, as a percentage of revenues, increased slightly in the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001. This percentage increase was attributable primarily to an increase in sales commissions, media, conference and trade show expenditures, insurance and legal costs, partially offset by a reduction in general and administrative personnel and other costs due to efficiencies achieved by the HNC merger.

     Amortization of Intangibles

     Amortization of intangibles consists of amortization expense that we have recorded on intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Amortization expense for the quarter ended December 31, 2002 totaled $3.3 million as compared to amortization expense of $0.5 million for the quarter ended December 31, 2001. The increase is attributable primarily to the incremental amortization of intangible assets recorded in connection with the HNC acquisition on August 5, 2002, and to a lesser degree the full quarter of amortization of intangible assets resulting from our acquisition of assets from Nykamp Consulting Group, Inc. in December 2001. Our intangible assets are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over periods ranging from three to fifteen years.

     Merger-related Expenses

     Related to our acquisition of HNC in fiscal 2002, we incurred incremental merger-related expenses totaling $2.0 million during the quarter ended December 31, 2002, consisting primarily of retention bonuses earned through December 31, 2002 by employees with future severance dates.

     Interest Income

     Interest income totaled $2.6 million for the quarter ended December 31, 2002, as compared to $1.8 million for the quarter ended December 31, 2001. Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter increase was attributable primarily to higher average cash and investment balances, principally resulting from our acquisition of HNC on August 5, 2002, partially offset by lower interest and investment income yields due to lower market rates of return.

     Interest Expense on Convertible Subordinated Notes

     As a result of the HNC acquisition and subsequent liquidation of the HNC entity, we are the issuer of $150.0 million in 5.25% convertible subordinated notes due in September 2008. The notes were recorded at their fair value of $139.7 million on the acquisition date, as determined based on their quoted market price, which resulted in our recognition of a $10.3 million note discount. The carrying amount of the notes is being accreted to $150.0 million over their remaining term using the effective interest method, resulting in an effective interest rate of approximately 6.64% per annum. Interest expense on the notes recorded by us totaled $2.3 million during the quarter ended December 31, 2002.

     Other Income, Net

     Other income, net totaled $0.5 million during the quarter ended December 31, 2002, as compared to $0.1 million during the quarter ended December 31, 2001. The increase in other income, net is attributable primarily to a $0.3 million loss associated with the write-off of an equity investment in the quarter ended December 31, 2001. No such losses were recorded in the current year quarter.

     Provision for Income Taxes

     Our effective tax rate was 38.5% and 39.5% during the quarters ended December 31, 2002 and 2001, respectively. The current quarter decrease is primarily due to the increased availability of research and development tax credits. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

     Operating Income

     Operating income increased from $20.5 million for the quarter ended December 31, 2001 to $31.4 million for the quarter ended December 31, 2002. This increase was attributable primarily to the HNC acquisition and to a lesser degree increased revenues and operating income associated with legacy Fair, Isaac product offerings, partially offset by HNC merger-related expenses incurred during the quarter ended December 31, 2002. At the segment level, the increase in operating income was attributable primarily to increased segment operating income derived from our Strategy Machines Solutions and Scoring Solutions segments. The increase in Strategy Machines Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins quarter over quarter, principally as a result of additional revenues derived from products and services previously offered by HNC, including Falcon Fraud Manager, CompAdvisor, Outsourced Cost Containment services, Capstone Decision Manager and RoamEx, along with increased revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, MarketSmart, Processor TRIAD and Liquid Credit, partially offset by a decline in List Processing revenues. HNC merger-related cost efficiencies also contributed to the increase in Strategy Machines Solutions segment operating income. The increase in Scoring Solutions segment operating income was driven primarily by the growth in segment revenues and associated operating margins quarter over quarter, principally due to an increase in revenues derived from risk scoring services at the credit reporting agencies and to an increase in PreScore services.

Capital Resources and Liquidity

     Our working capital at December 31, 2002 and September 30, 2002 totaled $306.2 million and $338.0 million, respectively. The decrease in working capital during the quarter ended December 31, 2002 is attributable primarily to a $37.0 million decline in cash and cash equivalents, offset by the net impact of other working capital account changes. The decline in cash and cash equivalents is principally due to the use of $76.0 million for stock repurchases, offset by $39.0 million in net cash provided by all other operating, investing and financing activities during the quarter, as described below.

     Our primary method for funding operations and growth has been through cash flows generated from operations. Net operating cash flows increased from $22.6 million during the quarter ended December 31, 2001 to $52.7 million during the quarter ended December 31, 2002, reflective of an increase in net earnings before non-cash charges and the effect of other net working capital changes.

     Net cash used in investing activities totaled $27.8 million and $10.3 million during the quarters ended December 31, 2002 and 2001, respectively. The increase in cash flows used in investing activities during the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001, is attributable primarily to a $22.1 million increase in purchases of marketable securities, net of sales and maturities, partially offset by $3.0 million in cash proceeds received from the sale of a product line in the current quarter and a decline in purchases of property and equipment quarter over quarter.

     Net cash used in financing activities totaled $61.9 million during the quarter ended December 31, 2002, compared to net cash provided by financing activities of $8.5 million during the quarter ended December 31, 2001. The increase in net cash used in financing activities during the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001, is attributable primarily to the use of $76.0 million in cash to repurchase common stock in the current quarter, partially offset by an increase in proceeds from the issuance of common stock quarter over quarter.

     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the quarter ended December 31, 2002, we expended $76.0 million in connection with our repurchase of approximately 1.9 million shares of common stock pursuant to a 6.0 million share repurchase program announced in August 2002. Through December 31, 2002, a total of approximately 2.9 million shares of our common stock had been repurchased under this program. We anticipate that we will continue to repurchase shares in accordance with this program.

     We paid quarterly dividends of two cents per share during the quarters ended December 31, 2002 and 2001. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

     We are the issuer of $150.0 million of 5.25% Convertible Subordinated Notes that mature on September 1, 2008. The notes are convertible into shares of Fair, Isaac common stock at a conversion rate of approximately 18.02 shares of Fair, Isaac common stock per $1,000 principal amount of the notes, subject to anti-dilution adjustment. The notes are general unsecured obligations of Fair, Isaac and are subordinated in right of payment to all existing and future senior indebtedness of Fair, Isaac. Interest on the notes is payable on March 1 and September 1 of each year until maturity. We may redeem the notes on or after September 5, 2004, or earlier if the price of Fair, Isaac common stock reaches certain levels. If we redeem the notes prior to September 1, 2007, we will be required to pay a redemption premium as prescribed by the indenture.

     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20.0 million and other specified limits. As of December 31, 2002, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of December 31, 2002, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit outstanding under the facility.

     As of December 31, 2002, we had $411.0 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the current decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

     We are a limited partner in Azure Capital Partners L.P., a venture capital investment management fund, and are committed to invest an additional $2.2 million into this fund. We anticipate that some or all of this commitment amount will be invested during fiscal 2003. However, the ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements (as such term is defined in recently enacted SEC rules) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, goodwill and other intangible assets resulting from business acquisitions, capitalized software development costs, internal-use software, income taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

     We recognize software license revenue upon delivery, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, collections are probable, objective evidence of fair value for all undelivered elements has been established, and we are not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software.

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

     Revenue determined by the percentage-of-completion method in excess of contract billings is recorded as unbilled work in progress. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Billings received in advance of performance under contracts are recorded as deferred revenue.

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

     We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

     Revenues from post-contract customer support, such as maintenance, are recognized on a straight-line basis over the term of the contract.

Allowance for Doubtful Accounts

     We make estimates regarding the collectibility of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we closely analyze specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment cycles. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

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

     We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of goodwill. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002, and as a result have ceased amortization of goodwill. In lieu of amortization, we are required to perform an initial impairment review based on the estimated fair value of our goodwill and intangible assets as of October 1, 2002 and on a periodic basis thereafter. We are in the process of assessing whether goodwill within our reporting units was impaired at the date of adoption of this pronouncement using a two-step transitional impairment test. The first step, which we must complete by March 31, 2003, is our identification of any impairment of goodwill as of October 1, 2002. If any impairment is identified in step one, we will be required to complete a second step to measure the actual amount of the impairment loss, if any, prior to September 30, 2003. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle. As we have not yet completed the impairment test, we have not determined the impact, if any, that it will have on our financial position and results of operations. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We expect to complete our initial impairment review prior to March 31, 2003. As we have not yet completed the impairment test, we have not determined the impact, if any, that it will have on our financial position and results of operations.

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

Internal-use Software

     Costs incurred to develop internal-use software during the application development stage are capitalized and reported at the lower of cost or net realizable value. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for us in fiscal 2003. The interim disclosure requirements are effective for us and will be adopted during the quarter ending March 31, 2003. We do not expect the adoption of this statement to have a significant impact on our financial position and results of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating the impact of FIN No. 46 on our financial statements and related disclosures. Certain disclosure requirements apply to any financial statements issued after January 31, 2003. We have provided certain disclosures in other areas of this filing and are still evaluating the impact of the accounting pronouncement.

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

Since our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries, and to some extent on general economic conditions, an industry specific or general downturn may harm our results of operations.

     During the quarter ended December 31, 2002, approximately 81% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support clients’ customer acquisition programs. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

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

Quarterly revenues and operating results have varied in the past and this variability may occur in the future and could lead to substantial declines in the market price for our common stock.

     Our revenues and operating results varied in the past and future fluctuations in our operating results are possible. Consequently, we believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Our future operating results may fall below the expectations of market analysts and investors, and in this event the market price of our common stock would likely fall. In addition, most of our operating expenses will not be affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may significantly impact operating results. Factors that will affect our revenues and operating results include the following:

•	variability in demand from our existing customers;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increase the likelihood of short term fluctuation in revenues;

•	consumer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive conditions in the consumer credit, financial services and insurance industries;

•	fluctuations in domestic and international economic conditions;

•	our ability to complete large installations on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.

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

     We expect that revenues from some or all of our Falcon Fraud Manager, Decision Manager for Medical Bill Review, Outsourced Bill Review and account management products and services, and agreements with TransUnion, Equifax and Experian, will account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

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

We will continue to depend upon major contracts with credit reporting agencies, and our future revenues and operating income could decline if the terms of these relationships change.

     We derive a substantial portion of our revenues and operating income from contracts with the three major credit reporting agencies. These contracts, which normally have a term of five years or less, accounted for approximately 20% of our revenues in the quarter ended December 31, 2002. While we have been successful in extending or renewing our agreements with credit reporting agencies in the past, the loss of one or more of such agreements or an adverse change in agreement terms could have a material adverse effect on our revenues and results of operations.

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

     We have a significant share of the available market in our Scoring segment and for certain services in our Strategy Machine Solutions segment (specifically, the markets for account management services at credit card processors and credit card fraud detection software). To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, insurance, small business lending, retail, telecommunications, personal credit management, the design of business strategies using Strategy Science technology and internet services. These areas are relatively new to our product development and sales and marketing personnel, and completely new to some personnel integrated as a result of the merger. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will decrease.

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

     We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our competitors vary in size and in the scope of the products and services they offer, and include:

•	in-house analytics departments;

•	credit reporting agencies;

•	computer service providers;

•	regional risk management, marketing, systems integration and data warehousing competitors;

•	application software companies, including enterprise software vendors;

•	management information system departments of our customers and potential customers, including financial institutions, insurance companies and telecommunications carriers;

•	third-party professional services and consulting organizations;

•	internet companies;

•	hardware suppliers that bundle or develop complementary software;

•	network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

•	neural network tool suppliers; and

•	managed care organizations.

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

Government regulations that apply to us or to our customers may expose us to liability, or render our products obsolete.

     Legislation and governmental regulation inform how our business is conducted. Both our core businesses and our newer consumer initiatives are affected by regulation. Significant regulatory areas include:

•	federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA;

•	regulation designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act;

•	privacy law, including but not limited to the provisions of the Financial Services Modernization Act of 1999 and the Health Insurance Portability and Accountability Act of 1996;

•	regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

•	insurance regulations related to our insurance products; and

•	consumer protection laws, such as federal and state statutes governing the use of the Internet and telemarketing.

     In connection with our core activities, these statutes will continue, to some degree, to directly govern our operations. For example, the Financial Services Modernization Act and other privacy laws restrict our use and transmittal of nonpublic personal information, grant consumers opt out rights, require us to make disclosures to consumers about our collection and use of personal information, govern when and how we may deliver credit score explanation services to consumers, and otherwise constrain our business operations. Many foreign jurisdictions relevant to our business will also regulate our operations. For example, the European Union’s Privacy Directive creates minimum standards for the protection of personal data. In addition, some EU member states have enacted protections which go beyond the requirements of the Privacy Directive. We will be subject to the risk of possible regulatory enforcement actions or other legal action if we fail to comply with any of the statutes governing our operations.

     Additionally, existing regulation and legislation is subject to change or more restrictive interpretation by enforcement agencies, and new restrictive legislation might pass. For example, new credit reporting or privacy legislation might restrict the sharing of information by affiliated entities, mandate providing credit scores to consumers, narrow the permitted uses of consumer report data, or otherwise restrict the use of data that is vital to our products. Currently, the permitted uses of consumer report data in connection with customer acquisition efforts are governed primarily by the FCRA, whose federal preemption provisions effectively expire in 2004. Unless extended, this expiration could lead to greater state regulation, increasing the cost of customer acquisition activity. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, in many states, including California, there have been periodic legislative efforts to reform workers’ compensation laws in order to reduce workers’ compensation insurance costs and to curb abuses of the workers’ compensation system. Simplifying state workers’ compensation laws, regulations or fee schedules could diminish the need for, and the benefits provided by our Decision

Manager for Medical Bill Review products and Outsourced Bill Review services. Any changes to existing regulation or legislation, new regulation or legislation, or more restrictive interpretation of existing regulation could harm our business, results of operations and financial condition. Some of the legislation and regulation germane to our products and services authorizes private rights of action. Lawsuits pursuant to such legislation or regulation, even if baseless, could expose us to unexpected costs and risks.

     Finally, governmental regulation influences our current and prospective clients’ activities, as well as their expectations and needs in relation to our products and services. We must appropriately design products and services to function in regulated industries or risk liability to our customers for our products’ non-compliance.

Failure or inability to obtain data from our clients to update and re-develop or to create new models could harm our business.

     To develop, install and support our products, including consumer credit, financial services, predictive modeling, decision analysis, intelligence management, credit card fraud control and profitability management, loan underwriting and insurance products, we will require periodic updates of our technologies and models. We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our models. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which are collected privately and maintained in proprietary databases. Our customers and key business alliances agree to provide us the data we require to analyze transactions, report results and build new models. If we fail to maintain good relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns or prohibitions or a lack of permission from their own customers, we could lose access to required data and our products might become less effective. In addition, our Decision Manager for Medical Bill Review products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in these data. These assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

Our operations outside the United States subject us to unique risks that may harm our results of operations.

     A growing portion of our revenues is derived from international sales. During the quarter ended December 31, 2002, approximately 17% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Interest Rate Sensitivity

     We maintain an investment portfolio consisting mainly of income securities with an average maturity of less than five years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio at December 31, 2002 and September 30, 2002 (in thousands):

	December 31, 2002			September 30, 2002

	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amounts	Yield	Basis	Amounts	Yield

Cash and cash equivalents	$40,423	$40,440	1.25%	$76,195	$76,189	1.66%
Short-term investments	210,647	210,632	1.98%	184,434	184,377	2.39%
Long-term investments	136,593	136,996	2.33%	135,788	136,971	3.27%

	$387,663	$388,068	2.03%	$396,417	$397,537	2.55%

     We are also subject to interest rate risk related to our 5.25% Convertible Subordinated Notes. To the extent that general market interest rates fluctuate, the fair value of the notes may increase or decrease.

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

     The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments at December 31, 2002 (in thousands):

	Contract Amount

	Foreign		Fair Value
	Currency	US $	US $

Sell foreign currency:
British Pound (GBP)	GBP 1,500	$2,393	$2,411
EURO (EUR)	EUR 1,000	1,035	1,048
Japanese Yen (YEN)	YEN 30,000	250	253

		$3,678	$3,712

ITEM 4. Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On April 30, 2002, Douglas Tidwell, seeking to act on behalf of a class of all holders of common stock of HNC Software Inc., filed suit in the Superior Court of the State of California, County of San Diego, and named as defendants all of the then current directors of HNC. The complaint alleged, among other things, that HNC’s directors breached their fiduciary duties to HNC’s stockholders by approving the Agreement and Plan of Merger that HNC entered into with Fair, Isaac on April 28, 2002 and that the individual defendants engaged in self-dealing in connection with the transaction. The complaint sought injunctive relief, including enjoining consummation of the merger transaction with Fair, Isaac, and attorneys’ and experts’ fees. On July 18, 2002, HNC announced that it had entered into a memorandum of understanding with plaintiff’s counsel setting forth the terms of a proposed settlement of the suit. A Stipulation of Settlement implementing the terms of the memorandum of understanding was entered into by the parties and final settlement of the matter was approved by the Court on December 13, 2002. Pursuant to the settlement, the case was dismissed and $492,000 in attorneys’ fees were paid to plaintiff’s counsel by Fair, Isaac as successor in interest to HNC, $390,000 of which was reimbursed by HNC’s directors’ and officers’ insurance carrier.

     We are also subject to various other legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 1.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on February 3, 2003.

1. Election of Directors

     Stockholders elected eight incumbent directors for one-year terms. The vote tabulation for individual directors was:

NOMINEE	FOR	WITHHELD

Mr. A. George Battle	44,385,212	523,442
Mr. Tony J. Christianson	44,250,548	658,106
Mr. Thomas G. Grudnowski	44,366,091	542,563
Mr. Alex W. Hart	43,909,857	998,797
Mr. Philip G. Heasley	43,918,651	990,003
Mr. Guy R. Henshaw	44,459,750	448,904
Mr. David S.P. Hopkins	44,456,749	451,905
Ms. Margaret L. Taylor	43,924,467	984,187

2. Ratification of Auditors

     The stockholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ended September 30, 2003 (with 43,617,683 votes for, 1,275,485 votes against, and 15,486 abstentions).

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

3.1	By-laws of the Company (as amended effective February 3, 2003). Amended to state that the Board consists of eight directors.

Exhibit
Number	Description

10.1	Material Contracts. Lease Agreement dated as of January 17, 2003, between International Centre Limited Partnership and the Company. Sublease Agreement dated as of January 17, 2003, between Utility Engineering Corporation and the Company.

     (b)  Reports on Form 8-K:

     We filed a Current Report on Form 8-K on August 19, 2002, announcing the completion of the merger with HNC Software Inc. (“HNC”) on August 5, 2002. We amended this Current Report on Form 8-K on October 21, 2002 and October 22, 2002, reporting in Item 7 updated pro forma financial information for the merger with HNC Software Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR, ISAAC AND COMPANY, INCORPORATED

DATE:	February 11, 2003

By /s/ Kenneth J. Saunders Kenneth J. Saunders Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE:	February 11, 2003

By /s/ Russell C. Clark Russell C. Clark Vice President, Finance and Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

     I, Thomas G. Grudnowski, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Fair, Isaac and Company, Incorporated ;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ THOMAS G. GRUDNOWSKI Thomas G. Grudnowski Chief Executive Officer

CERTIFICATIONS — (Continued)

     I, Kenneth J. Saunders, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Fair, Isaac and Company, Incorporated ;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ KENNETH J. SAUNDERS Kenneth J. Saunders Chief Financial Officer