Form 10-Q
period 2003-03-31
FAIR ISAAC CORP
filed 2003-04-25
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[NO FEE REQUIRED]

For the transition period ________ to ________

Commission File Number 0-16439

Fair Isaac Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	94-1499887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Smith Ranch Road, San Rafael, California 94903

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(415) 472-2211

Fair, Isaac and Company, Incorporated

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requirements for the past 90 days. Yes  ☒  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

     The number of shares of common stock outstanding on March 31, 2003 was 47,161,737 (excluding 9,765,227 shares held by the Company as treasury stock).

PART 1. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	September 30,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$75,719	$96,834
Marketable securities available for sale	90,098	184,377
Receivables, net	124,820	121,456
Other current assets	19,765	17,498
Deferred income taxes	8,158	8,009

Total current assets	318,560	428,174
Marketable securities available for sale	128,018	140,398
Other investments	8,441	9,804
Property and equipment, net	53,792	63,898
Goodwill	428,292	430,739
Intangibles, net	87,602	89,375
Deferred income taxes	45,384	45,384
Other assets	6,667	4,741

	$1,076,756	$1,212,513

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,027	$7,603
Accrued compensation and employee benefits	26,409	28,153
Other accrued liabilities	31,684	36,532
Deferred revenue	19,735	17,921

Total current liabilities	90,855	90,209
Convertible subordinated notes, net of discount	140,631	139,922
Other liabilities	6,261	8,910

Total liabilities	237,747	239,041

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized, 56,927 and 55,619 shares issued and 47,162 and 50,665 shares outstanding at March 31, 2003 and September 30, 2002, respectively)	472	507
Paid-in-capital	964,915	927,169
Treasury stock, at cost (9,765 and 4,954 shares at March 31, 2003 and September 30, 2002, respectively)	(380,403)	(163,038)
Unearned compensation	(5,169)	(7,128)
Retained earnings	259,505	216,041
Accumulated other comprehensive loss	(311)	(79)

Total stockholders’ equity	839,009	973,472

	$1,076,756	$1,212,513

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues	$158,598	$87,050	$305,330	$172,111

Operating expenses:
Cost of revenues	64,041	39,127	124,695	77,712
Research and development	17,119	7,301	34,366	14,778
Selling, general and administrative	31,724	18,719	63,898	36,661
Amortization of intangibles	3,419	609	6,681	1,134
Merger-related expenses	606	—	2,616	—

Total operating expenses	116,909	65,756	232,256	130,285

Operating income	41,689	21,294	73,074	41,826
Interest income	1,766	1,646	4,362	3,410
Interest expense on convertible subordinated notes	(2,326)	—	(4,648)	—
Other (expense) income, net	(25)	318	494	413

Income before income taxes	41,104	23,258	73,282	45,649
Provision for income taxes	15,459	9,073	27,847	17,917

Net income	$25,645	$14,185	$45,435	$27,732

Earnings per share:
Basic	$0.54	$0.41	$0.93	$0.81

Diluted	$0.51	$0.39	$0.89	$0.77

Shares used in computing earnings per share:
Basic	47,898	34,532	49,042	34,359

Diluted	50,453	36,287	51,291	36,120

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
(In thousands)
(Unaudited)

	Common						Accumulated Other Comprehensive Income (Loss)
	Stock
								Total	Comprehensive
		Par		Treasury	Unearned	Retained		Stockholders'	Income
	Shares	Value	Paid-in-Capital	Stock	Compensation	Earnings		Equity	(Loss)

Balance at September 30, 2002	50,665	$507	$927,169	$(163,038)	$(7,128)	$216,041	$(79)	$973,472
Exercise of stock options	1,307	13	29,648	—	—	—	—	29,661
Tax benefit from exercised stock options	—	—	9,561	—	—	—	—	9,561
Amortization of unearned compensation	—	—	—	—	1,572	—	—	1,572
Forfeitures of stock options assumed in HNC acquisition	—	—	(387)	—	387	—	—	—
Repurchases of common stock	(4,938)	(49)	—	(221,920)	—	—	—	(221,969)
Issuance of ESPP and ESOP shares from treasury	128	1	(1,076)	4,555	—	—	—	3,480
Dividends paid	—	—	—	—	—	(1,971)	—	(1,971)
Net income	—	—	—	—	—	45,435	—	45,435	$45,435
Unrealized losses on investments, net of tax of $186	—	—	—	—	—	—	(292)	(292)	(292)
Cumulative translation adjustments	—	—	—	—	—	—	60	60	60

Balance at March 31, 2003	47,162	$472	$964,915	$(380,403)	$(5,169)	$259,505	$(311)	$839,009	$45,203

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,

	2003	2002

Cash flows from operating activities
Net income	$45,435	$27,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,058	13,589
Share of equity in (earnings) losses and impairment of equity investments	(50)	1,071
Gain on sales of marketable securities	(662)	(1,605)
Amortization of unearned compensation	1,572	499
Tax benefit from exercise of stock options	9,561	8,520
Net amortization of premium on marketable securities	595	388
Provision for doubtful accounts	2,850	26
Amortization of discount on convertible subordinated notes	709	—
Loss on sale of property and equipment	15	120
Changes in operating assets and liabilities:
Receivables	(6,906)	(4,770)
Other assets	(1,214)	(46)
Accounts payable	5,424	7,884
Accrued compensation and employee benefits	(1,744)	(1,554)
Other accrued liabilities and other liabilities	(5,983)	(2,271)
Deferred revenue	1,898	268

Net cash provided by operating activities	74,558	49,851

Cash flows from investing activities
Purchases of property and equipment	(6,673)	(11,200)
Cash proceeds from sale of product line	3,000	—
Cash paid in acquisitions, net of cash acquired	(7,150)	(2,593)
Purchases of marketable securities	(191,684)	(49,407)
Proceeds from sales of marketable securities	250,598	91,371
Proceeds from maturities of marketable securities	47,035	7,860

Net cash provided by investing activities	95,126	36,031

Cash flows from financing activities
Proceeds from issuances of common stock	33,141	15,968
Dividends paid	(1,971)	(919)
Repurchases of common stock	(221,969)	(19,439)

Net cash used in financing activities	(190,799)	(4,390)

(Decrease) increase in cash and cash equivalents	(21,115)	81,492
Cash and cash equivalents, beginning of period	96,834	24,608

Cash and cash equivalents, end of period	$75,719	$106,100

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,856	$1,312
Cash paid for interest	$3,938	$13

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. Nature of Business

     Fair Isaac Corporation (formerly Fair, Isaac and Company, Incorporated)

     Fair Isaac Corporation is a provider of analytic, software and data management products and services that enable businesses to automate and improve decisions. Fair Isaac provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, telecommunications providers, healthcare organizations and government agencies.

     On March 31, 2003, Fair, Isaac and Company, Incorporated changed its name to Fair Isaac Corporation. In this report, Fair Isaac Corporation is referred to as “we,” “us,” “our,” and “Fair Isaac.” HNC Software Inc., which we acquired in August 2002, is referred to as “HNC.”

     Basis of Presentation

     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

     The condensed consolidated financial statements include the accounts of Fair Isaac and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     On April 22, 2002, our Board of Directors authorized a three-for-two stock split, effected in the form of a 50% stock dividend to holders of our common stock on record on May 15, 2002. All share and per share amounts within the accompanying condensed consolidated financial statements and notes have been restated to reflect this stock split.

     Certain prior period amounts have been reclassified to conform to current period presentation.

     Adoption of New Accounting Pronouncements

     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Disclosures related to SFAS No. 142 are included in Note 3.

     We adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002.

     We adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 during the quarter ended December 31, 2002. Related disclosures are included in Note 12. We do not have guarantees that fall within the measurement and recognition provisions of FIN No. 45.

     We adopted the interim disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, during our second quarter ended March 31, 2003. Related interim disclosures are included herein.

     Stock-Based Compensation

     We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

     The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

	Quarter Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income, as reported	$25,645	$14,185	$45,435	$27,732
Add: Stock-based employee compensation expense included in reported net income, net of tax impact	476	152	975	303
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,401)	(3,802)	(8,874)	(6,029)

Pro forma net income	$20,720	$10,535	$37,536	$22,006

Earnings per share, as reported:
Basic	$0.54	$0.41	$0.93	$0.81

Diluted	$0.51	$0.39	$0.89	$0.77

Pro forma earnings per share:
Basic	$0.43	$0.31	$0.77	$0.64

Diluted	$0.41	$0.29	$0.73	$0.61

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

$7,175

     The acquired definite-lived intangible assets (contracts and relationships) have a weighted average estimated useful life of approximately 10 years and are being amortized over this term based on the forecasted cash flows associated with the assets. All of this goodwill is expected to be deductible for tax purposes.

     Pro Forma Results of Operations

     During the prior fiscal year ended September 30, 2002, we acquired the following businesses in transactions that were accounted for using the purchase method of accounting: i) acquisition of substantially all of the assets of Nykamp Consulting Group, Inc. (“Nykamp”) in December 2001, and ii) acquisition of HNC in August 2002. The following table summarizes the pro forma results of our operations for the six months ended March 31, 2003 and 2002, and for the quarter ended March 31, 2002, as if the Nykamp, HNC and Spectrum acquisitions had occurred on October 1, 2001, instead of their respective later acquisition dates:

	Six Months Ended		Six Months Ended		Quarter Ended
	March 31, 2003		March 31, 2002		March 31, 2002

		Pro Forma		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined	Historical	Combined

Revenues	$305,330	$306,655	$172,111	$285,657	$87,050	$143,580
Net income	$45,435	$45,519	$27,732	$24,363	$14,185	$11,542
Basic earnings per share	$0.93	$0.93	$0.81	$0.46	$0.41	$0.22
Diluted earnings per share	$0.89	$0.89	$0.77	$0.44	$0.39	$0.21

3. Accounting for Goodwill and Intangible Assets

     We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our remaining intangible assets have definitive lives and are being amortized in accordance with this statement.

     In connection with our adoption of SFAS No. 142, we were also required to assess whether goodwill within our reporting units was impaired at the date of our adoption of this statement using a two-step transitional impairment test. As prescribed by this statement, we have determined that our reporting units are the same as our reportable segments (see Note 9). We completed the first step of our transitional impairment testing during the quarter ended March 31, 2003, and determined that goodwill was not impaired as of October 1, 2002. Accordingly, we are not required to complete the second step of the impairment test.

     Intangible assets that are subject to amortization under SFAS No. 142 consist of the following:

	March 31,	September 30,
	2003	2002

Completed technology	$42,000	$42,000
Customer contracts and relationships	44,764	39,855
Tradename	9,090	9,090
Other	714	714

	96,568	91,659
Less accumulated amortization	(8,966)	(2,284)

	$87,602	$89,375

     Amortization expense associated with our definite-lived intangible assets totaled $3,419 and $6,681 during the quarter and six months ended March 31, 2003, respectively. Amortization expense associated with our definite-lived intangible assets totaled $84 during both the quarter and six months ended March 31, 2002. Estimated future intangible asset amortization expense as of March 31, 2003, is as follows:

Six Months Ending September 30, 2003	$6,838
Fiscal Year Ending September 30,
2004	13,665
2005	13,627
2006	13,474
2007	11,640
2008	3,083
Thereafter	25,275

$87,602

     For comparative purposes, the following table summarizes reported results for the quarter and six months ended March 31, 2002, adjusted to exclude the amortization of goodwill as if the provisions of SFAS No. 142 had been adopted as of the beginning of these respective periods:

		Earnings Per Share

	Net Income	Basic	Diluted

Quarter Ended March 31, 2002:
As reported	$14,185	$0.41	$0.39
Amortization of goodwill, net of tax impact	525	0.02	0.02

As adjusted	$14,710	$0.43	$0.41

Six Months Ended March 31, 2002:
As reported	$27,732	$0.81	$0.77
Amortization of goodwill, net of tax impact	1,050	0.03	0.03

As adjusted	$28,782	$0.84	$0.80

     The following table summarizes changes to goodwill during the six months ended March 31, 2003, both in total and as allocated to our operating segments (Note 9).

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Balance at September 30, 2002	$85,508	$331,558	$2,706	$10,967	$430,739
Goodwill acquired in Spectrum acquisition (see Note 2)	—	2,140	—	—	2,140
Purchase accounting adjustments	29	112	371	4	516
Product line dispositions (see Note 4)	—	(5,103)	—	—	(5,103)

Balance at March 31, 2003	$85,537	$328,707	$3,077	$10,971	$428,292

     During the six months ended March 31, 2003, we adjusted our preliminary allocation of the Nykamp purchase price to reflect the reduction of certain assets acquired by us, which resulted in a $371 increase to goodwill. During this period we also adjusted our preliminary allocation of the HNC purchase price, which resulted in a $145 net increase to goodwill. The HNC adjustments reflect primarily a $1,454 reduction in the carrying amount of our cost-basis equity investment in Azure Venture Partners I, L.P. (“Azure”), offset by a $1,309 net reduction in assumed liabilities, principally related to revisions made to our estimate of future facility lease exit costs. The reduction in the Azure investment carrying amount was made based on valuation estimates obtained from Azure management, from which we determined that the fair value of this investment approximated $596 as of the HNC merger date. We had originally recorded this investment at $2,050. We are committed to invest an additional $2,200 into Azure. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. The most recent capital call requires us to invest an additional $500 into this fund in May 2003. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2003.

4. Sales of Product Line Assets

     In October 2002, we executed an agreement with Open Solutions, Inc. (“OSI”), pursuant to which we sold HNC’s former Profit Vision product line, associated customer base, intellectual property rights and other related assets in exchange for a $950 secured promissory note from OSI and OSI’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 4.5% per annum and all principal and interest is payable in full in October 2005. The promissory note is secured by the assets sold to OSI. We discounted this note by $185 to reflect estimated market interest rates and are amortizing this discount over the term of the note using the effective interest method.

     In November 2002, we executed an agreement with Bridium, Inc. (“Bridium”), pursuant to which we sold HNC’s former Connectivity Manager product line, associated customer base, intellectual property rights and other related assets in exchange for $3,000 in cash and a $3,000 secured promissory note from Bridium, as well as Bridium’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 7.0% per annum and is due and payable in twelve quarterly installments commencing in April 2003 and ending in April 2006. The promissory note is secured by the assets sold to Bridium and is also guaranteed by Bridium’s parent company. We discounted this note by $415 to reflect estimated market interest rates and are amortizing this discount over the term of the note using the effective interest method.

     As the above dispositions of former HNC assets occurred shortly after the HNC acquisition and their fair value did not change significantly from the date of the HNC acquisition, no gain or loss was recorded in connection with these transactions. The difference between the book value of net assets sold and consideration received in each transaction was recorded as an adjustment to goodwill.

5. Credit Agreement

     In November 2002, we executed a credit agreement with a financial institution that provides for a $15,000 revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% (which was 2.55% at March 31, 2003) or at the financial institution’s Prime Rate (which was 4.25% at March 31, 2003), payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5,000 and a foreign exchange facility that allows us to enter into contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20,000 and other specified limits. As of March 31, 2003, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of March 31, 2003, this credit facility also served to collateralize certain letters of credit aggregating $669, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit outstanding under the facility.

6. Restructuring and Merger-Related Expenses

     The following table summarizes activity for the six months ended March 31, 2003, related to restructuring accruals previously recorded in connection with the HNC acquisition:

	Accrual at		Accrual at
	September 30,	Cash	March 31,
	2002	Payments	2003

Facilities charges	$3,076	$(435)	$2,641
Employee separation	1,530	(1,041)	489

	$4,606	$(1,476)	$3,130

     During the quarter and six months ended March 31, 2003, we also incurred incremental merger-related expenses totaling $606 and $2,616, respectively, consisting primarily of retention bonuses.

7. Earnings Per Share

     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Numerator — net income	$25,645	$14,185	$45,435	$27,732

Denominator — shares:
Basic weighted-average shares	47,898	34,532	49,042	34,359
Effect of dilutive securities	2,555	1,755	2,249	1,761

Diluted weighted-average shares	50,453	36,287	51,291	36,120

Earnings per share:
Basic	$0.54	$0.41	$0.93	$0.81

Diluted	$0.51	$0.39	$0.89	$0.77

     The computation of diluted EPS for the quarters ended March 31, 2003 and 2002, excludes stock options to purchase 347 and 1,295 shares of common stock, respectively, and for the six months ended March 31, 2003 and 2002, excludes stock options to purchase 1,791 and 969 shares of common stock, respectively. The shares were excluded as the exercise prices for such options were greater than the average market price of our common stock, and their inclusion would be antidilutive. The computation of diluted EPS for the quarter and six months ended March 31, 2003, also excludes 2,703 shares of common stock issuable upon conversion of our convertible subordinated notes, as the inclusion of such shares would have been antidilutive.

8. Repurchases of Common Stock

     During the six months ended March 31, 2003, we repurchased 4,938 shares of our common stock for an aggregate cost of $221,969. The shares were repurchased pursuant to a program approved by our Board of Directors in the prior fiscal year that allowed us to repurchase up to 6,000 shares of our common stock. In March 2003, we concluded our repurchase of all approved shares under this program.

9. Segment Information

     Following the merger with HNC, we reorganized into four segments worldwide. These segments correspond to the new internal management of our business operations based on products. The reportable segments are Scoring Solutions, Strategy Machine™ Solutions, Professional Services, and Analytic Software Tools.

     The Scoring Solutions segment includes scoring services distributed through major credit reporting agencies, ScoreNet® services, PreScore® services and insurance bureau scoring services sold through credit reporting agencies.

     The Strategy Machine Solutions segment primarily includes revenues derived from the following products: TRIAD™ credit account management services distributed through third-party bankcard processors, Fair Isaac MarketSmart Decision System® solution, CompAdvisor® and AutoAdvisor® Medical Bill Review and Outsourced Cost Containment Services, RoamEx® Roamer Data Exchanger, LiquidCredit® service, TelAdaptive® service, CardAlert™ Fraud Manager and consumer services available through our myFICO.com web site and strategic alliance partners’ web sites, List Processing and Strategy Science products, as well as software license and maintenance revenues related to our Falcon™ Fraud Manager, Capstone® Decision Manager, and TRIAD™ end-user products.

     The Professional Services segment includes all consulting, implementation and custom analytics services.

     The Analytic Software Tools segment principally includes software license and maintenance revenues associated with Fair Isaac Blaze Decision System™ software, Fair Isaac Blaze Advisor™ software and Model Builder software products.

     Our Chief Executive Officer evaluates segment financial performance based on segment revenues and operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel, depreciation and amortization. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation and amortization amounts are allocated to the segments from their internal cost centers as described above.

     The following tables summarize segment information for the quarters and six months ended March 31, 2003 and 2002. Segment information during the quarter and six months ended March 31, 2002, has been restated to conform to the current segment presentation.

	Quarter Ended March 31, 2003

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$32,868	$100,563	$20,231	$4,936	$158,598
Operating expenses	(15,505)	(75,051)	(19,327)	(6,420)	(116,303)

Segment operating income	$17,363	$25,512	$904	$(1,484)	42,295

Unallocated merger-related expenses					(606)

Operating income					41,689
Unallocated interest expense — convertible subordinated notes					(2,326)
Unallocated interest and other income, net					1,741

Income before income taxes					$41,104

Depreciation and amortization	$3,007	$6,566	$1,473	$367	$11,413

	Quarter Ended March 31, 2002

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$30,165	$39,657	$14,590	$2,638	$87,050
Operating expenses	(13,874)	(34,402)	(15,416)	(2,064)	(65,756)

Segment operating income	$16,291	$5,255	$(826)	$574	21,294

Unallocated interest and other income, net					1,964

Income before income taxes					$23,258

Depreciation and amortization	$1,745	$4,029	$949	$160	$6,883

	Six Months Ended March 31, 2003

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$66,960	$186,552	$40,481	$11,337	$305,330
Operating expenses	(30,945)	(146,962)	(39,113)	(12,620)	(229,640)

Segment operating income	$36,015	$39,590	$1,368	$(1,283)	75,690

Unallocated merger-related expenses					(2,616)

Operating income					73,074
Unallocated interest expense — convertible subordinated notes					(4,648)
Unallocated interest and other income, net					4,856

Income before income taxes					$73,282

Depreciation and amortization	$6,109	$13,206	$2,995	$748	$23,058

	Six Months Ended March 31, 2002

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$60,710	$80,122	$26,838	$4,441	$172,111
Operating expenses	(28,680)	(69,245)	(28,604)	(3,756)	(130,285)

Segment operating income	$32,030	$10,877	$(1,766)	$685	41,826

Unallocated interest and other income, net					3,823

Income before income taxes					$45,649

Depreciation and amortization	$3,494	$8,054	$1,767	$274	$13,589

     Our revenues and percentage of revenues by reportable market segments are as follows for the quarters and six months ended March 31, 2003 and 2002, the majority of which are derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	Quarter Ended March 31,				Sixth Months Ended March 31,

	2003		2002		2003		2002

Scoring Solutions	$32,868	21%	$30,165	35%	$66,960	22%	$60,710	35%
Strategy Machine Solutions	100,563	63%	39,657	45%	186,552	61%	80,122	46%
Professional Services	20,231	13%	14,590	17%	40,481	13%	26,838	16%
Analytic SW Tools	4,936	3%	2,638	3%	11,337	4%	4,441	3%

	$158,598	100%	$87,050	100%	$305,330	100%	$172,111	100%

     In addition, our revenues and percentage of revenues on a geographical basis are summarized below for the quarters and six months ended March 31, 2003 and 2002. No single country outside of the United States accounted for 10% or more of revenue in either quarter or six month period.

	Quarter Ended March 31,				Six Months Ended March 31,

	2003		2002		2003		2002

United States	$121,431	77%	$67,924	78%	$243,251	80%	$138,743	81%
International	37,167	23%	19,126	22%	62,079	20%	33,368	19%

	$158,598	100%	$87,050	100%	$305,330	100%	$172,111	100%

10. San Diego Lease Commitment

     During the quarter ended March 31, 2003, we executed a non-cancelable seven-year lease agreement that commences in August 2003 for a new San Diego, California office facility. The lease also provides for two five-year renewal options. Minimum future commitments under this lease as of March 31, 2003, are as follows:

Six Months Ending September 30, 2003	$633
Fiscal Year Ending September 30,
2004	3,799
2005	3,799
2006	3,799
2007	3,799
2008	3,908
Thereafter	8,305

$28,042

     The lease agreement also grants us the right to use certain furniture and fixtures during the lease term and provides us with the option to purchase such assets at the end of the initial lease term for one dollar. We will record these assets at their estimated fair value upon the commencement of this lease, along with a corresponding capital lease liability equal to the present value of the minimum lease payments allocated from the above commitment.

11. Contingencies

     We are involved in various claims and legal actions arising in the ordinary course of business. We believe that these claims and actions will not have a material adverse impact on our results of operations, liquidity or financial condition. However, the amount of the liabilities associated with these claims and actions, if any, cannot be determined with certainty.

12. Guarantees

     In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, as well as standard indemnification agreements that we have executed with certain of our officers and directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

     Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations. The indemnification agreements that we have executed with certain of our officers and directors would require us to indemnify such officers and directors in certain instances. We have not incurred obligations under these indemnification agreements historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential officer or director indemnification obligations. The maximum potential amount of future payments that we could be required to make under the indemnification provisions in our customer license and service agreements, and officer and director agreements is unlimited.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements concerning our merger with HNC Software Inc., expected synergies, execution of integration plans and increases in shareholder value as a result of the merger; (iv) statements of assumptions underlying such statements, (v) statements regarding business relationships with vendors, customers or collaborators; and (vi) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-K, 10-Q and 8-K.

RESULTS OF OPERATIONS

Overview

     We are a leader in enterprise decision management, providing analytic, software and data management products and services that enable businesses to automate and improve their decisions. Our predictive modeling, decision analysis, intelligence management, decision management systems and consulting services power more than 25 billion decisions a year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure of credit risk, to manage their financial health.

     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter and six months ended March 31, 2003, approximately 83% and 82%, respectively, of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from recurring sources, generally including, but not limited to, transactional-based software license fees, license fees that recur annually under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and software maintenance fees. Transactional-based and other recurring revenues are, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. The portion of our revenues that is derived from non-recurring sources generally includes, but is not limited to, perpetual or time-based licenses with upfront, non-recurring payment terms and non-recurring professional service arrangements.

     On August 5, 2002, we completed our acquisition of HNC, a provider of analytic and decision management software. Results of operations of HNC are included prospectively from the date of acquisition. As a result of this acquisition, and to lesser degrees the Nykamp acquisition consummated in December 2001 and the Spectrum acquisition consummated in December 2002, our financial results during the quarter and six months ended March 31, 2003, are not directly comparable to those during the quarter and six months ended March 31, 2002.

     Following our acquisition of HNC, we changed our reportable business segments to reflect the new primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Our current reportable segments are: Scoring Solutions, Strategy Machine Solutions, Professional Services and Analytic Software Tools. Segment information for the quarter and six months ended March 31, 2002, has been restated to conform to the quarter and six months ended March 31, 2003 presentation for comparability. Comparative segment revenues, operating income, and related financial information for the quarter and six month periods ended March 31, 2003 and 2002 are set forth in Note 9 to the Condensed Consolidated Financial Statements.

Revenues

     The following table displays (a) the percentage of revenues by segment during the quarters and six months ended March 31, 2003 and 2002, and (b) the percentage change in segment revenues from the corresponding periods in the prior fiscal year.

	Percentage of Revenues			Percentage of Revenues
	Quarter Ended March 31,			Six Months Ended March 31,

			Period-to-Period			Period-to-Period
Segment	2003	2002	Percentage Change	2003	2002	Percentage Change

Scoring Solutions	21%	35%	9%	22%	35%	10%
Strategy Machine Solutions	63%	45%	154%	61%	46%	133%
Professional Services	13%	17%	39%	13%	16%	51%
Analytic Software Tools	3%	3%	87%	4%	3%	155%

Total Revenues	100%	100%	82%	100%	100%	77%

     Total revenues increased by $71.5 million from $87.1 million during the quarter ended March 31, 2002, to $158.6 during the quarter ended March 31, 2003. Scoring Solutions segment revenues increased by $2.7 million from $30.2 million during the quarter ended March 31, 2002, to $32.9 million during the quarter ended March 31, 2003, primarily due to a $2.5 million increase in PreScore service revenues and a $0.6 million increase in revenues derived from risk scoring services at the credit reporting agencies, partially offset by a $0.4 million net decrease in various other product revenues. The increase in PreScore revenues is attributable primarily to a higher level of marketing efforts by credit card issuers. The growth in risk scoring services resulted primarily from increased sales of scores for account review as well as mortgage origination and refinancing. During the quarter ended March 31, 2003, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 18% of our total revenues, including revenues from these customers that are recorded in our other segments. Strategy Machine Solutions segment revenues increased by $60.9 million from $39.7 million during the quarter ended March 31, 2002, to $100.6 million during the quarter ended March 31, 2003, due primarily to the addition of $50.2 million of revenues derived from products and services previously offered by HNC, a $4.2 million increase in revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, a $4.2 million increase in TRIAD revenues and a $2.3 million net increase in various other product revenues. The increase in consumer score services revenue is attributable primarily to an increase in customer volume and to higher average selling prices resulting from the expansion of product offerings. The increase in TRIAD revenues is attributable primarily to an increase in perpetual license sales and an increase in transactional volume associated with our Processor Triad services quarter over quarter. Professional Services segment revenues increased by $5.6 million from $14.6 million during the quarter ended March 31, 2002, to $20.2 million during the quarter ended March 31, 2003, primarily due to the addition of $7.1 million of revenues resulting from the acquisition of HNC, partially offset by a $1.5 million net decrease associated with various other professional service offerings. Analytic Software Tools segment revenues increased by $2.3 million from $2.6 million during the quarter ended March 31, 2002, to $4.9 million during the quarter ended March 31, 2003, primarily due to the addition of $3.2 million in Blaze Advisor revenues resulting from the acquisition of HNC, partially offset by a $0.9 million decrease in revenues associated with various other product revenues.

     Total revenues increased by $133.2 million from $172.1 million during the six months ended March 31, 2002, to $305.3 million during the six months ended March 31, 2003. Scoring Solutions segment revenues increased by $6.3 million from $60.7 million during the six months ended March 31, 2002, to $67.0 million during the six months ended March 31, 2003, primarily due to a $4.6 million increase in PreScore service revenues and a $2.6 million increase in revenues derived from risk scoring services at the credit reporting agencies, partially offset by a $0.9 million net decrease in various other product revenues. The increase in PreScore revenues is attributable primarily to a higher level of marketing efforts by credit card issuers. The growth in risk scoring services resulted primarily from increased sales of scores for account review as well as mortgage origination and refinancing. During the six months ended March 31, 2003, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% of our total revenues, including revenues from these customers that are recorded in our other segments. Strategy Machine Solutions segment revenues increased by $106.5 million from $80.1 million during the six months ended March 31, 2002, to $186.6 million during the six months ended March 31, 2003, due primarily to the addition of $93.6 million of revenues derived from products and services previously offered by HNC, a $7.3 million increase in revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, a $4.9 million increase in TRIAD revenues and a $0.7 million net increase in various other product revenues. The increase in consumer score services revenue is attributable primarily to an increase in customer volume and to higher average selling prices resulting from the expansion of product offerings. The increase in TRIAD revenues is attributable primarily to an increase in perpetual license sales and an increase in transactional volume associated with our Processor Triad services period over period. Professional Services segment revenues increased by $13.7 million from $26.8 million during the six months ended March 31, 2002, to $40.5 million during the six months ended March 31, 2003, primarily due to increased revenues of $13.4 million resulting from the acquisition of the HNC along with a $0.3 million net increase associated with various other professional service offerings. Analytic Software Tools segment revenues increased by $6.9 million from $4.4 million during the six months ended March 31, 2002, to $11.3 million during the six months ended March 31, 2003, primarily due to the addition of $8.3 million in Blaze Advisor revenues resulting from the acquisition of HNC, partially offset by $1.4 million decrease in revenues associated with various other product revenues.

     Revenues derived from clients outside the United States totaled $37.2 million and $19.1 million during the quarters ended March 31, 2003 and 2002, respectively, representing 23% and 22% of total consolidated revenues in each of these periods. Revenues derived from clients outside the United States totaled $62.1 million and $33.4 million during the six months ended March 31, 2003 and 2002, respectively, representing 20% and 19% of total consolidated revenues in each of these periods.

Operating Expenses and Other Income (Expense)

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Condensed Consolidated Statements of Income and (b) the percentage change in the amount of each such line item in the quarter and six months ended March 31, 2003, from the corresponding periods in the prior fiscal year.

	Percentage of Revenues			Percentage of Revenues
	Quarter Ended March 31,			Six Months Ended March 31,

			Period-to-Period			Period-to-Period
	2003	2002	Percentage Change	2003	2002	Percentage Change

Revenues	100%	100%	82%	100%	100%	77%

Operating expenses:
Cost of revenues	41%	45%	64%	41%	45%	60%
Research and development	11%	8%	134%	11%	9%	133%
Selling, general and administrative	20%	22%	69%	21%	21%	74%
Amortization of intangibles	2%	1%	461%	2%	1%	489%
Merger-related expenses	—	—	100%	1%	—	100%

Total operating expenses	74%	76%	78%	76%	76%	78%

Operating income	26%	24%	96%	24%	24%	75%
Interest income	1%	2%	7%	1%	2%	28%
Interest expense on convertible subordinated notes	(1)%	—	100%	(1)%	—	100%
Other (expense) income, net	—	—	(108)%	—	—	20%

Income before income taxes	26%	26%	77%	24%	26%	61%
Provision for income taxes	10%	10%	70%	9%	10%	55%

Net income	16%	16%	81%	15%	16%	64%

     Cost of Revenues

     Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in creating, installing and supporting revenue products; travel and related overhead costs; costs of computer service bureaus; amounts payable to credit reporting agencies for scores; third party software costs; and expenses related to our consumer score services through myFICO.com.

     The quarter over quarter increase in cost of revenues was principally due to the HNC acquisition. Cost of revenues, as a percentage of revenues, decreased in the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. This percentage decrease was attributable primarily to the addition of higher margin product offerings from the HNC acquisition, including Falcon Fraud Manager, Capstone Decision Manager, RoamEx and Blaze Advisor, and to higher margins achieved by our consumer score services through myFICO.com due to increased revenues and related cost efficiencies.

     The year to date period over year to date period increase in cost of revenues was principally due to the HNC acquisition. Cost of revenues, as a percentage of revenues, decreased in the six months ended March 31, 2003, as compared to the six months ended March 31, 2002. This percentage decrease was attributable primarily to the addition of higher margin product offerings from the HNC acquisition, including Falcon Fraud Manager, Capstone Decision Manager, RoamEx and Blaze Advisor, and to higher margins achieved by our consumer score services through myFICO.com due to increased revenues and related cost efficiencies.

     Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software Tools.

     The quarter over quarter increase in research and development expenses was principally due to the HNC acquisition. Research and development expenses, as a percentage of revenues, increased in the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. This percentage increase was attributable primarily to a higher level of research and development efforts associated with product lines acquired from HNC, including the development of a new software platform technology, and to increased research and development efforts within our Strategy Machine Solutions segment.

     The year to date period over year to date period increase in research and development expenses was principally due to the HNC acquisition. Research and development expenses, as a percentage of revenues, increased in the six months ended March 31, 2003, as compared to the six months ended March 31, 2002. This percentage increase was attributable primarily to a higher level of research and development efforts associated with product lines acquired from HNC, including the development of a new software platform technology, and to increased research and development efforts within our Strategy Machine Solutions segment.

     Selling, General and Administrative

     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

     The quarter over quarter increase in selling, general and administrative expenses was principally due to the HNC acquisition. Selling, general and administrative expenses, as a percentage of revenues, decreased in the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. This percentage decrease was attributable primarily to a reduction in selling, general and administrative personnel and other costs due to efficiencies achieved by the HNC merger, partially offset by an increase in our provision for doubtful accounts, media expenditures, professional service fees and sales commissions.

     The year to date period over year to date period increase in selling, general and administrative expenses was principally due to the HNC acquisition. Selling, general and administrative expenses, as a percentage of revenues, remained relatively flat during the six months ended March 31, 2003, as compared to the six months ended March 31, 2002. The consistency in this percentage reflected primarily a reduction in selling, general and administrative personnel and other costs due to efficiencies achieved by the HNC merger, offset primarily by an increase in our provision for doubtful accounts, media expenditures, professional service fees and sales commissions.

     Amortization of Intangibles

     Amortization of intangibles consists of amortization expense that we have recorded on intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Effective October 1, 2002, we adopted SFAS No. 142 and accordingly, ceased the amortization of goodwill and indefinite-lived intangible assets. Amortization expense for the quarter ended March 31, 2003, totaled $3.4 million as compared to amortization expense of $0.6 million for the quarter ended March 31, 2002. The increase is attributable primarily to the incremental amortization of intangible assets recorded in connection with the HNC acquisition on August 5, 2002, and to a lesser degree the full quarter of amortization of intangible assets resulting from our acquisition of assets from Spectrum Managed Care in December 2002.

     Amortization expense for the six months ended March 31, 2003, totaled $6.7 million as compared to amortization expense of $1.1 million for the six months ended March 31, 2002. The increase is attributable primarily to the incremental amortization of intangible assets recorded in connection with the HNC acquisition on August 5, 2002, and to a lesser degree the full six months of amortization of intangible assets resulting from our acquisition of assets from Nykamp Consulting Group in December 2001 and three months of amortization of intangible assets resulting from our acquisition of assets from Spectrum Managed Care in December 2002.

     Our definite-lived intangible assets are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over periods ranging from three to fifteen years.

     Merger-related Expenses

     We incurred incremental HNC-related merger expenses totaling $0.6 million and $2.6 million during the quarter and six months ended March 31, 2003, respectively, consisting primarily of retention bonuses. No such expenditures were incurred in the same prior year periods.

     Interest Income

     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. Interest income totaled $1.8 million for the quarter ended March 31, 2003, as compared to $1.6 million for the quarter ended March 31, 2002. Interest income totaled $4.4 million for the six months ended March 31, 2003, as compared to $3.4 million for the six months ended March 31, 2002. The period over period increases were attributable primarily to higher average cash and investment balances, principally resulting from our acquisition of HNC on August 5, 2002, partially offset by lower interest and investment income yields due to lower market rates of return.

     Interest Expense on Convertible Subordinated Notes

     As a result of the HNC acquisition and subsequent merger of the HNC entity, we are the issuer of $150.0 million in 5.25% Convertible Subordinated Notes (the “Notes”) due in September 2008. The Notes were recorded at their fair value of $139.7 million on the acquisition date, as determined based on their quoted market price, which resulted in our recognition of a $10.3 million note discount. The carrying amount of the Notes is being accreted to $150.0 million over their remaining term using the effective interest method, resulting in an effective interest rate of approximately 6.64% per annum. Interest expense on the notes recorded by us totaled $2.3 million and $4.6 million during the quarter and six months ended March 31, 2003, respectively.

     Other (Expense) Income, Net

     Other expense, net totaled less than $0.01 million during the quarter ended March 31, 2003, as compared to other income, net of $0.3 million recorded during the quarter ended March 31, 2002. The decrease in other income, net is attributable primarily to a $1.0 million reduction in gains recorded from the sale of marketable securities during the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, partially offset by the non-recurrence of a $0.8 million loss associated with the impairment and write-off of an equity investment recorded during the quarter ended March 31, 2002.

     Other income, net totaled $0.5 million during the six months ended March 31, 2003, as compared to $0.4 million during the six months ended March 31, 2002. The increase in other income, net is attributable primarily to the non-recurrence of a $1.1 million loss associated with the impairment and write-off of an equity investment recorded during the six months ended March 31, 2002, partially offset by a $0.9 million reduction in gains recorded from the sale of marketable securities during the six months ended March 31, 2003, as compared to the six months ending March 31, 2002.

     Provision for Income Taxes

     Our effective tax rate was 37.6% and 39.0% during the quarters ended March 31, 2003 and 2002, respectively, and 38% and 39.25% during the six months ended March 31, 2003 and 2002, respectively. The period-over-period decreases are primarily due to the increased availability of research and development tax credits. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

     Operating Income

     Operating income increased from $21.3 million for the quarter ended March 31, 2002 to $41.7 million for the quarter ended March 31, 2003. This increase was attributable primarily to the HNC acquisition and to a lesser degree increased revenues and operating income associated with legacy Fair Isaac product offerings, partially offset by HNC merger-related expenses during the quarter ended March 31, 2003. At the segment level, the increase in operating income was attributable primarily to increased segment operating income derived from our Strategy Machines Solutions and Scoring Solutions segments. The increase in Strategy Machines Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins quarter over quarter, principally as a result of additional revenues derived from products and services previously offered by HNC along with an increase in revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, and an increase in TRIAD revenues. The increase in consumer score services revenue is attributable primarily to an increase in customer volume and to higher average selling prices resulting from the expansion of product offerings. The increase in TRIAD revenues is attributable primarily to an increase in client server perpetual license sales and to an increase in transactional volume associated with our Netsourced Triad services quarter over quarter. HNC merger-related cost efficiencies also contributed to the increase in Strategy Machines Solutions segment operating income. The increase in Scoring Solutions segment operating income was driven primarily by an increase in PreScore revenues and to an increase in revenues derived from risk scoring services at the credit reporting agencies. The increase in PreScore revenues is attributable primarily to a higher level of marketing efforts by credit card issuers. The growth in risk scoring services resulted primarily from increased sales of scores for account review as well as mortgage origination and refinancing, while associated operating margins remained relatively consistent quarter over quarter.

     Operating income increased from $41.8 million for the six months ended March 31, 2002 to $73.1 million for the six months ended March 31, 2003. This increase was attributable primarily to the HNC acquisition and to a lesser degree increased revenues and operating income associated with legacy Fair Isaac product offerings, partially offset by HNC merger-related expenses incurred during the six months ended March 31, 2003. At the segment level, the increase in operating income was attributable primarily to increased segment operating income derived from our Strategy Machines Solutions and Scoring Solutions segments. The increase in Strategy Machines Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins quarter over quarter, principally as a result of additional revenues derived from products and services previously offered by HNC along with an increase in revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, and an increase in TRIAD revenues. The increase in consumer score services revenue is attributable primarily to an increase in customer volume and to higher average selling prices resulting from the expansion of product offerings. The increase in TRIAD revenues is attributable primarily to an increase in client server perpetual license sales and to an increase in transactional volume associated with our Netsourced Triad services period over period. HNC merger-related cost efficiencies also contributed to the increase in Strategy Machines Solutions segment operating income. The increase in Scoring Solutions segment operating income was driven primarily by an increase in PreScore revenues and to an increase in revenues derived from risk scoring services at the credit reporting agencies. The increase in PreScore revenues is attributable primarily to a higher level of marketing efforts by credit card issuers. The growth in risk scoring services resulted primarily from increased sales of scores for account review as well as mortgage origination and refinancing, while associated operating margins remained relatively consistent period over period.

Capital Resources and Liquidity

     Our working capital at March 31, 2003 and September 30, 2002, totaled $227.7 million and $338.0 million, respectively. The decrease in working capital during the six months ended March 31, 2003, is attributable primarily to a $115.4 million decline in cash and cash equivalents and short-term marketable securities, offset by an aggregate $5.1 million increase in other net working capital accounts. The decline in cash and cash equivalents and short-term marketable securities is principally due to the use of $222.0 million for stock repurchases, offset by net cash provided by operating, investing and other financing activities during the quarter, as described below. The increase in other net working capital balances consisted primarily of a $3.4 million increase in net receivables, a $2.3 million increase in other current assets, a $1.7 million decrease in accrued compensation and employee benefits and a $4.8 million decrease in other accrued liabilities, offset by a $5.4 million increase in accounts payable and a $1.8 million increase in deferred revenue. The increase in net receivables was attributable primarily to an increase in revenues during the quarter ended March 31, 2003, as compared to the quarter preceding September 30, 2002, partially offset by an increase in our allowance for doubtful accounts. The increase in other current assets was attributable primarily to an increase in prepaid expenditures, partially offset by a net decrease in other current assets. The decrease in accrued compensation and employee benefits was attributable primarily to a decrease in accrued incentive compensation, partially offset by an increase in accrued salaries. The decrease in other accrued liabilities was attributable primarily to a reduction in HNC merger-related accruals, partially offset by a net increase in other miscellaneous accruals. The increase in accounts payable was attributable primarily to the timing of vendor disbursements. The increase in deferred revenue was attributable primarily to an increase in customer prepayments.

     Our primary method for funding operations and growth has been through cash flows generated from operations. Net operating cash flows increased from $49.9 million during the six months ended March 31, 2002 to $74.6 million during the six months ended March 31, 2003, reflecting an increase in net earnings before non-cash charges and the effect of other net working capital changes, as discussed herein.

     Net cash provided by investing activities totaled $95.1 million during the six months ended March 31, 2003, as compared to net cash provided by investing activities of $36.0 million during the six months ended March 31, 2002. The increase in net cash provided by investing activities during the six months ended March 31, 2003, as compared to the six months ended March 31, 2002, is attributable primarily to $56.1 million increase in sales and maturities of marketable securities, net of purchases, a $4.5 million reduction in property and equipment purchases and the receipt of $3.0 million in cash proceeds from the sale of a product line in the current period, offset by a $4.6 million increase in net cash paid in acquisitions period over period.

     Net cash used in financing activities totaled $190.8 million and $4.4 million during the six months ended March 31, 2003 and 2002, respectively. The increase in net cash used in financing activities during the six months ended March 31, 2003, as compared to the six months ended March 31, 2002, is attributable primarily to the use of $222.0 million in cash to repurchase common stock in the current period and to a $1.1 million increase in dividends, partially offset by an increase in proceeds from the issuance of common stock period over period.

     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the six months ended March 31, 2003, we expended $222.0 million in connection with our repurchase of approximately 4.9 million shares of common stock pursuant to a 6.0 million share repurchase program announced in August 2002. In March 2003, we concluded our repurchase of all approved shares under this program.

     We paid quarterly dividends of two cents per share, or a total of four cents per share, during the six months ended March 31, 2003 and 2002. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

     We are the issuer of $150.0 million of 5.25% Convertible Subordinated Notes (the “Notes”) that mature on September 1, 2008. The Notes are convertible into shares of Fair Isaac common stock at a conversion rate of approximately 18.02 shares of Fair Isaac common stock per $1,000 principal amount of the Notes, subject to anti-dilution adjustment. The Notes are general unsecured obligations of Fair Isaac and are subordinated in right of payment to all existing and future senior indebtedness of Fair Isaac. Interest on the Notes is payable on March 1 and September 1 of each year until maturity. We may redeem the Notes on or after September 5, 2004, or earlier if the price of Fair Isaac common stock reaches certain levels. If we redeem the Notes prior to September 1, 2007, we will be required to pay a redemption premium as prescribed by the indenture.

     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20.0 million and other specified limits. As of March 31, 2003, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of March 31, 2003, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit outstanding under the facility.

     As of March 31, 2003, we had $293.8 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the current decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

     We are a limited partner in Azure Venture Partners I, L.P., a venture capital investment management fund, and are committed to invest an additional $2.2 million into this fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. The most recent capital call requires us to invest an additional $0.5 million into this fund in May 2003. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2003.

     During the quarter ended March 31, 2003, we executed a non-cancelable seven-year lease agreement that commences in August 2003 for a new San Diego, California office facility. The lease also provides for two five-year renewal options. Minimum future commitments under this lease aggregate $28.0 million, payable as follows: $0.6 million from commencement of the lease through the end of fiscal 2003, $3.8 million during each year of fiscal 2004 through 2007, $3.9 million during fiscal 2008 and $8.3 million thereafter.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

     We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition

     We recognize software license revenue upon delivery, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, collections are probable, objective evidence of fair value for all undelivered elements has been established, and we are not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software.

     If the arrangement involves (1) development of custom scoring systems or (2) significant production, customization, or modification of software or service essential to the functionality of the software, the revenue is generally recognized under the percentage-of-completion method of contract accounting. Progress toward completion is generally measured by achieving certain standards and objectively verifiable milestones present in each project. In order to apply the percentage of completion of method, management is required to estimate the input measures, generally based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion.

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

     Revenue determined by the percentage-of-completion method in excess of contract billings is recorded in unbilled receivables. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Billings received in advance of performance under contracts are recorded as deferred revenue.

     Revenues recognized from our credit scoring, data processing, data management, internet delivery services and consulting are generally recognized as these services are performed, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, and collections are probable.

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

     We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of goodwill. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002, and as a result have ceased amortization of goodwill. As required by SFAS No. 142, we have determined that our reporting units are the same as our reportable segments. In addition, we were required to assess whether goodwill within our reporting units was impaired at the date of the adoption of this statement using a two-step transitional impairment test. We completed the first step during the quarter ended March 31, 2003, and determined that goodwill was not impaired on October 1, 2002. Accordingly, we are not required to complete the second step of the impairment test. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

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

     Internal-use Software

     Costs incurred to develop internal-use software during the application development stage are capitalized and reported at the lower of cost or fair value. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Income Taxes

     We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period.

     Contingencies and Litigation

     We are subject to various proceedings, lawsuits and claims relating to product, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies.

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

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact that the adoption of EITF Issue No. 00-21 will have on our financial position and results of operations.

RISK FACTORS

We derive a substantial portion of our revenues from a small number of products and services, and our revenue will decline if the market does not continue to accept these products and services.

     We expect that revenues from some or all of our Falcon Fraud Manager, Decision Manager for Medical Bill Review, Outsourced Bill Review and account management products and services, and agreements with TransUnion, Equifax and Experian, will account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

•	changes in the business analytics industry;

•	technological change;

•	our inability to obtain or use state fee schedule or claims data in our insurance products;

•	saturation of market demand;

•	loss of key customers;

•	industry consolidation;

•	inability to successfully sell our products in new vertical markets; and

•	events that reduce the effectiveness of or need for fraud detection capabilities.

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

     We derive a substantial portion of our revenues and operating income from contracts with the three major credit reporting agencies. These contracts, which normally have a term of five years or less, accounted for approximately 18% and 19% of our revenues in the quarter and six months ended March 31, 2003, respectively. While we have been successful in extending or renewing our agreements with credit reporting agencies in the past, the loss of one or more of such agreements or an adverse change in agreement terms could have a material adverse effect on our revenues and results of operations.

Since our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries, and to some extent on general economic conditions, an industry specific or general downturn may harm our results of operations.

     During the quarter and six months ended March 31, 2003, approximately 83% and 82%, respectively, of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support clients’ customer acquisition programs. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

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

Although we expect that the recently completed merger between Fair Isaac and HNC will benefit us, we may not realize those benefits because of integration and other challenges.

     On August 5, 2002, we completed the acquisition of HNC, previously announced on April 29, 2002. Our failure to meet the challenges involved in successfully integrating the operations of Fair Isaac and HNC could seriously harm our results of operations. Realizing the benefits of the recently completed merger will depend in part on the continued integration of products, technologies, operations, and personnel. Although we have made progress since the merger was completed, the continued integration is a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt our business. In many recent mergers, especially mergers involving technology companies, merger partners have experienced difficulties integrating the combined businesses, and we have not previously faced an integration challenge as substantial as the one presented by the recently completed merger. The challenges involved in this integration include the following:

•	continuing to persuade employees that the business cultures of Fair Isaac and HNC are compatible, maintaining employee morale and retaining key employees;

•	managing a workforce over expanded geographic locations;

•	demonstrating to our customers that the merger will not lower client service standards, interfere with business focus, adversely affect product quality or alter current product development plans;

•	consolidating and rationalizing corporate IT and administrative infrastructures;

•	combining product offerings; and

•	coordinating and rationalizing research and development activities to enhance introduction of well designed new products and technologies.

We may not be able to sustain the revenue growth rates previously experienced by HNC and Fair Isaac individually.

     We cannot assure you that we will experience the same rate of revenue growth following the recently completed merger as HNC and Fair Isaac experienced individually because of the difficulty of maintaining high percentage increases as the base of revenue increases. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline.

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

     In connection with our core activities, these statutes directly govern our operations to some degree. For example, the Financial Services Modernization Act and other privacy laws restrict our use and transmittal of nonpublic personal information, grant consumers opt out rights, require us to make disclosures to consumers about our collection and use of personal information, govern when and how we may deliver credit score explanation services to consumers, and otherwise constrain our business operations. Many foreign jurisdictions relevant to our business also regulate our operations. For example, the European Union’s Privacy Directive creates minimum standards for the protection of personal data. In addition, some EU member states have enacted protections which go beyond the requirements of the Privacy Directive. We will be subject to the risk of possible regulatory enforcement actions or other legal action if we fail to comply with any of the statutes governing our operations.

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

Our revenue growth could decline if any major customer cancels, reduces or delays a purchase or implementation of our products.

     Most of our customers are relatively large enterprises, such as banks, insurance companies, healthcare firms, retailers and telecommunications carriers. Our future success will depend upon the timing and size of future licenses, if any, from these customers and new customers and, in some cases, how quickly our customers implement our products after purchase. Many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant revenue from these customers, could reduce or delay our recognition of revenue.

Defects, failures and delays associated with our introduction of new products could seriously harm our business.

     Significant undetected errors or delays in new products or new versions of products, especially in the area of customer relationship management, may affect market acceptance of our products and could harm our business, results of operations or financial position. If we were to experience delays in commercializing and introducing new or enhanced products, if our customers were to experience significant problems with implementing and installing our products, or if our customers were dissatisfied with our products’ functionality or performance, our business, results of operations or financial position could be harmed. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, potential product liability claims and increased service and support costs and warranty claims. In some cases, our products are priced based on the economic benefits our customers obtain. In such cases, the performance of our products and services directly affects our revenues, and failure of these products and services to perform as expected can harm our results.

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

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices.

     We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to change our practice and treat the value of stock options granted to employees as a compensation expense. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on our earnings.

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

     With recent developments in the law that permit patenting of business methods, we expect that products in the industry segments in which we will compete, including software products, will increasingly be subject to claims of patent infringement as the number of products and competitors in our industry segments grow and the functionality of products overlaps. We may need to defend claims that our products infringe patent, copyright or other rights, and as a result may:

•	incur significant defense costs or substantial damages;

•	be required to cease the use or sale of infringing products;

•	expend significant resources to develop or license a substitute non-infringing technology;

•	discontinue the use of some technology; or

•	be required to obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available or might require substantial royalties or license fees that would reduce our margins.

Security is important to our business, and breaches of security, or the perception that e-commerce is not secure, could harm our business.

     Our business requires the appropriate and secure utilization of consumer and other sensitive information. Internet-based, electronic commerce requires the secure transmission of confidential information over public networks. Several of our products are accessed through the Internet, including our new consumer services accessible through the www.myfico.com website. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our netsourced products, consumer services and proprietary database information.

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

     A growing portion of our revenues is derived from international sales. During the quarter and six months ended March 31, 2003, approximately 23% and 20%, respectively, of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Interest Rate Sensitivity

     We maintain an investment portfolio consisting mainly of income securities with an average maturity of less than five years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our fixed rate interest-bearing investment portfolio at March 31, 2003 and September 30, 2002 (in thousands):

	March 31, 2003			September 30, 2002

	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amounts	Yield	Basis	Amounts	Yield

Cash and cash equivalents	$65,215	$65,215	1.26%	$76,195	$76,189	1.66%
Short-term investments	89,833	90,098	1.72%	184,434	184,377	2.39%
Long-term investments	124,014	124,912	1.84%	135,788	136,971	3.27%

	$279,062	$280,225	1.67%	$396,417	$397,537	2.55%

     We are also subject to interest rate risk related to our 5.25% Convertible Subordinated Notes. To the extent that general market interest rates fluctuate, the fair value of the notes may increase or decrease.

Forward Foreign Currency Contracts

     We maintain a hedging program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances by entering into forward contracts to sell or buy foreign currency. At period end, foreign-denominated receivables and cash balances held by our U.S. reporting entities are remeasured into the U.S. dollar functional currency at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period in our consolidated statements of income and the resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of our forward foreign currency contracts have maturity periods of less than six months. Such derivative financial instruments are subject to market risk.

     The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments at March 31, 2003 (in thousands):

		Contract Amount

		Foreign		Fair Value
		Currency	US $	US $

Sell foreign currency:
British Pound (GBP)	GBP	2,000	$3,118	$3,160
EURO (EUR)	EUR	600	645	654
Japanese Yen (YEN)	YEN	30,000	252	244

			$4,015	$4,058

ITEM 4. Controls and Procedures

     Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of Fair Isaac’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Fair Isaac’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Fair Isaac’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Fair Isaac in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Fair Isaac’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Fair Isaac Corporation.
3.2	By-laws of Fair Isaac Corporation (as amended effective March 31, 2003).
10.1	Lease agreement dated as of February 14, 2003, between Kilroy Realty, L.P. and the Company.
99	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

i.	On March 31, 2003, we filed a Current Report on Form 8-K with the SEC, reporting the change of our name from Fair, Isaac and Company, Incorporated to Fair Isaac Corporation.

ii.	On April 23, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter and six months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	April 23, 2003

By /s/ Kenneth J. Saunders

Kenneth J. Saunders
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and as Principal Financial Officer)

DATE:	April 23, 2003

By /s/ Russell C. Clark

Russell C. Clark
Vice President, Finance and Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Thomas G. Grudnowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fair Isaac Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 23, 2003

/s/ THOMAS G. GRUDNOWSKI Thomas G. Grudnowski
Chief Executive Officer

I, Kenneth J. Saunders, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fair Isaac Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 23, 2003

/s/ KENNETH J. SAUNDERS Kenneth J. Saunders
Chief Financial Officer