Form 10-Q
period 2003-06-30
FAIR ISAAC CORP
filed 2003-07-25
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[NO FEE REQUIRED]

For the transition period             to

Commission File Number 0-16439

Fair Isaac Corporation

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-1499887 (IRS Employer Identification No.)

200 Smith Ranch Road, San Rafael, California 94903
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(415) 472-2211

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [x]  No  [   ]

     The number of shares of common stock outstanding on June 30, 2003 was 48,196,028 (excluding 9,673,462 shares held by the Company as treasury stock).

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	September 30,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$136,115	$96,834
Marketable securities available for sale	86,770	184,377
Receivables, net	124,984	121,456
Other current assets	18,656	17,498
Deferred income taxes	8,065	8,009

Total current assets	374,590	428,174
Marketable securities available for sale	143,220	140,398
Other investments	8,964	9,804
Property and equipment, net	51,041	62,474
Goodwill	427,617	430,739
Intangibles, net	84,141	89,375
Deferred income taxes	45,384	45,384
Other assets	9,093	6,165

	$1,144,050	$1,212,513

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,398	$7,603
Accrued compensation and employee benefits	23,304	28,153
Other accrued liabilities	29,414	36,532
Deferred revenue	24,863	17,921

Total current liabilities	89,979	90,209
Convertible subordinated notes, net of discount	140,996	139,922
Other liabilities	6,450	8,910

Total liabilities	237,425	239,041

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized, 57,869 and 55,619 shares issued and 48,196 and 50,665 shares outstanding at June 30, 2003 and September 30, 2002, respectively)	482	507
Paid-in-capital	998,906	927,169
Treasury stock, at cost (9,673 and 4,954 shares at June 30, 2003 and September 30, 2002, respectively)	(376,828)	(163,038)
Unearned compensation	(4,421)	(7,128)
Retained earnings	288,581	216,041
Accumulated other comprehensive loss	(95)	(79)

Total stockholders’ equity	906,625	973,472

	$1,144,050	$1,212,513

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$163,000	$91,014	$468,330	$263,125

Operating expenses:
Cost of revenues	62,209	40,724	186,904	116,853
Research and development	16,959	6,894	51,325	21,672
Selling, general and administrative	31,277	20,343	95,175	58,587
Amortization of intangibles	3,461	609	10,142	1,743
Restructuring and merger-related	(36)	—	2,580	—

Total operating expenses	113,870	68,570	346,126	198,855

Operating income	49,130	22,444	122,204	64,270
Interest income	1,542	1,050	5,904	4,460
Interest expense on convertible subordinated notes	(2,333)	—	(6,981)	—
Other income (expense), net	101	(434)	595	(21)

Income before income taxes	48,440	23,060	121,722	68,709
Provision for income taxes	18,407	8,708	46,254	26,625

Net income	$30,033	$14,352	$75,468	$42,084

Earnings per share:
Basic	$0.63	$0.43	$1.56	$1.23

Diluted	$0.60	$0.41	$1.48	$1.17

Shares used in computing earnings per share:
Basic	47,488	33,629	48,524	34,113

Diluted	52,957	35,233	50,968	35,832

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
(In thousands)
(Unaudited)

	Common						Accumulated
	Stock						Other
							Comprehensive	Total	Comprehensive
		Par		Treasury	Unearned	Retained	Income	Stockholders’	Income
	Shares	Value	Paid-in-Capital	Stock	Compensation	Earnings	(Loss)	Equity	(Loss)

Balance at September 30, 2002	50,665	$507	$927,169	$(163,038)	$(7,128)	$216,041	$(79)	$973,472
Exercise of stock options	2,250	22	56,897	—	—	—	—	56,919
Tax benefit from exercised stock options	—	—	16,582	—	—	—	—	16,582
Amortization of unearned compensation	—	—	—	—	2,299	—	—	2,299
Forfeitures of stock options assumed in HNC acquisition	—	—	(408)	—	408	—	—	—
Repurchases of common stock	(4,938)	(49)	—	(221,920)	—	—	—	(221,969)
Issuance of ESPP and ESOP shares from treasury	219	2	(1,334)	8,130	—	—	—	6,798
Dividends paid	—	—	—	—	—	(2,928)	—	(2,928)
Net income	—	—	—	—	—	75,468	—	75,468	$75,468
Unrealized losses on investments	—	—	—	—	—	—	(313)	(313)	(313)
Cumulative translation adjustments	—	—	—	—	—	—	297	297	297

Balance at June 30, 2003	48,196	$482	$998,906	$(376,828)	$(4,421)	$288,581	$(95)	$906,625	$75,452

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,

	2003	2002

Cash flows from operating activities
Net income	$75,468	$42,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,882	20,531
Share of equity in (earnings) losses and impairment of equity investments	(43)	1,055
Gain on sales of marketable securities	(685)	(1,605)
Amortization of unearned compensation	2,299	748
Tax benefit from exercised stock options	16,582	10,781
Net amortization of premium on marketable securities	2,863	507
Provision for doubtful accounts	3,825	1,059
Amortization of discount on convertible subordinated notes	1,074	—
Loss on sale of property and equipment	27	131
Changes in operating assets and liabilities:
Receivables	(7,870)	(3,578)
Other assets	(1,106)	(1,507)
Accounts payable	4,795	568
Accrued compensation and employee benefits	(4,849)	(1,463)
Other accrued liabilities and other liabilities	(7,534)	5,437
Deferred revenue	6,788	(281)

Net cash provided by operating activities	125,516	74,467

Cash flows from investing activities
Purchases of property and equipment	(12,554)	(16,522)
Cash proceeds from sale of product line	3,000	—
Cash paid in acquisitions, net of cash acquired	(7,150)	(2,593)
Purchases of marketable securities	(264,948)	(49,800)
Proceeds from sales of marketable securities	284,182	91,371
Proceeds from maturities of marketable securities	72,915	7,860
Cash paid for cost-method investment	(500)	—

Net cash provided by investing activities	74,945	30,316

Cash flows from financing activities
Proceeds from issuances of common stock	63,717	20,269
Dividends paid	(2,928)	(1,570)
Repurchases of common stock	(221,969)	(105,937)
Cash paid in lieu of stock for stock split	—	(140)

Net cash used in financing activities	(161,180)	(87,378)

Increase in cash and cash equivalents	39,281	17,405
Cash and cash equivalents, beginning of period	96,834	24,608

Cash and cash equivalents, end of period	$136,115	$42,013

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17,479	$9,590
Cash paid for interest	$3,938	$15

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

     On April 22, 2002, our Board of Directors authorized a three-for-two stock split, effected in the form of a 50% stock dividend to holders of our common stock of record on May 15, 2002. All share and per share amounts within the accompanying condensed consolidated financial statements and notes have been restated to reflect this stock split.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share amounts)
(Unaudited)

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

     The following table compares net income and earnings per share as reported to the pro-forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

	Quarter Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$30,033	$14,352	$75,468	$42,084
Add: Stock-based employee compensation expense included in reported net income, net of tax impact	451	155	1,426	458
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,165)	(2,735)	(13,156)	(8,772)

Pro forma net income	$26,319	$11,772	$63,738	$33,770

Earnings per share, as reported:
Basic	$0.63	$0.43	$1.56	$1.23

Diluted	$0.60	$0.41	$1.48	$1.17

Pro forma earnings per share:
Basic	$0.55	$0.35	$1.31	$0.99

Diluted	$0.53	$0.34	$1.26	$0.95

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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share amounts)
(Unaudited)

     The total consideration paid, including accrued acquisition costs of $25, was allocated to the acquired assets as follows:

Assets
Property and equipment	$127
Customer contracts and relationships	4,908
Goodwill	2,140

$7,175

     The acquired contracts and relationships have a weighted average estimated useful life of approximately 10 years and are being amortized over this term based on the forecasted cash flows associated with the assets. All of this goodwill is expected to be deductible for tax purposes.

     Pro Forma Results of Operations

     During the prior fiscal year ended September 30, 2002, we acquired the following businesses in transactions that were accounted for using the purchase method of accounting: i) acquisition of substantially all of the assets of Nykamp Consulting Group, Inc. (“Nykamp”) in December 2001, and ii) acquisition of HNC in August 2002. The following table summarizes the pro forma results of our operations for the nine months ended June 30, 2003 and 2002, and for the quarter ended June 30, 2002, as if the Nykamp, HNC and Spectrum acquisitions had occurred on October 1, 2001, instead of their respective later acquisition dates:

	Nine Months Ended		Nine Months Ended		Quarter Ended
	June 30, 2003		June 30, 2002		June 30, 2002

		Pro Forma		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined	Historical	Combined

Revenues	$468,330	$469,665	$263,125	$435,067	$91,014	$149,410
Net income	$75,468	$75,552	$42,084	$39,117	$14,352	$14,754
Basic earnings per share	$1.56	$1.56	$1.23	$0.74	$0.43	$0.28
Diluted earnings per share	$1.48	$1.48	$1.17	$0.72	$0.41	$0.27

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

     In connection with our adoption of SFAS No. 142, we were also required to assess whether goodwill within our reporting units was impaired at the date of our adoption of this statement using a two-step transitional impairment test. As prescribed by this statement, we have determined that our reporting units are the same as our reportable segments (see Note 9). We completed the first step of our transitional impairment testing during the quarter ended March 31, 2003, and determined that goodwill was not impaired as of October 1, 2002. Accordingly, we were not required to complete the second step of the impairment test.

     Intangible assets that are subject to amortization under SFAS No. 142 consist of the following:

	June 30,	September 30,
	2003	2002

Completed technology	$42,000	$42,000
Customer contracts and relationships	44,764	39,855
Tradename	9,090	9,090
Other	714	714

	96,568	91,659
Less accumulated amortization	(12,427)	(2,284)

	$84,141	$89,375

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share amounts)
(Unaudited)

     Amortization expense associated with our definite-lived intangible assets totaled $3,461 and $10,142 during the quarter and nine months ended June 30, 2003, respectively. Amortization expense associated with our definite-lived intangible assets totaled $84 and $168 during the quarter and nine months ended June 30, 2002, respectively. Estimated future intangible asset amortization expense as of June 30, 2003, is as follows:

Three Months Ending September 30, 2003	$3,433
Fiscal Year Ending September 30,
2004	13,722
2005	13,626
2006	13,474
2007	11,640
2008	3,083
Thereafter	25,163

$84,141

     For comparative purposes, the following table summarizes reported results for the quarter and nine months ended June 30, 2002, adjusted to exclude the amortization of goodwill as if the provisions of SFAS No. 142 had been adopted as of the beginning of these respective periods:

		Earnings Per Share

	Net Income	Basic	Diluted

Quarter Ended June 30, 2002:
As reported	$14,352	$0.43	$0.41
Amortization of goodwill, net of tax impact	525	0.01	0.01

As adjusted	$14,877	$0.44	$0.42

Nine Months Ended June 30, 2002:
As reported	$42,084	$1.23	$1.17
Amortization of goodwill, net of tax impact	1,575	0.05	0.05

As adjusted	$43,659	$1.28	$1.22

     The following table summarizes changes to goodwill during the nine months ended June 30, 2003, both in total and as allocated to our operating segments (Note 9).

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Balance at September 30, 2002	$85,508	$331,558	$2,706	$10,967	$430,739
Goodwill acquired in Spectrum acquisition (see Note 2)	—	2,140	—	—	2,140
Purchase accounting adjustments	(110)	(421)	371	(14)	(174)
Product line dispositions (see Note 4)	—	(5,088)	—	—	(5,088)

Balance at June 30, 2003	$85,398	$328,189	$3,077	$10,953	$427,617

     During the nine months ended June 30, 2003, we adjusted our preliminary allocation of the Nykamp purchase price to reflect the reduction in fair value of certain assets acquired by us, which resulted in a $371 increase to goodwill. During this period we also adjusted our preliminary allocation of the HNC purchase price, which resulted in a $545 net decrease to goodwill. The HNC adjustments reflect primarily a $1,454 reduction in the carrying amount of our cost-method investment in Azure Venture Partners I, L.P. (“Azure”), offset by a $1,999 net reduction in assumed liabilities, principally related to revisions made to our estimate of future facility lease exit costs. The reduction in the Azure investment carrying amount was made based on valuation estimates obtained from Azure management, from which we determined that the fair value of this investment approximated $596 as of the HNC merger date. We had originally recorded this investment at $2,050. During the quarter ended June 30, 2003, we invested an additional $500 into this fund in connection with a capital call, and we are committed to invest an additional $1,700 into this fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2003.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share amounts)
(Unaudited)

4. Sales of Product Line Assets

     In October 2002, we entered into an agreement with Open Solutions, Inc. (“OSI”), pursuant to which we sold HNC’s former Profit Vision product line, associated customer base, intellectual property rights and other related assets in exchange for a $950 secured promissory note from OSI and OSI’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 4.5% per annum and all principal and interest is payable in full in October 2005. The promissory note is secured by the assets sold to OSI. We discounted this note by $185 to reflect estimated market interest rates and are amortizing this discount over the term of the note using the effective interest method.

     In November 2002, we entered into an agreement with Bridium, Inc. (“Bridium”), pursuant to which we sold HNC’s former Connectivity Manager product line, associated customer base, intellectual property rights and other related assets in exchange for $3,000 in cash and a $3,000 secured promissory note from Bridium, as well as Bridium’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 7.0% per annum and is due and payable in twelve quarterly installments commencing in April 2003 and ending in April 2006. The promissory note is secured by the assets sold to Bridium and is also guaranteed by Bridium’s parent company. We discounted this note by $415 to reflect estimated market interest rates and are amortizing this discount over the term of the note using the effective interest method.

     As the above dispositions of former HNC assets occurred shortly after the HNC acquisition and their fair value did not change significantly from the date of the HNC acquisition, no gain or loss was recorded in connection with these transactions. The difference between the book value of net assets sold and consideration received in each transaction was recorded as an adjustment to goodwill.

5. Credit Agreement

     In November 2002, we executed a credit agreement with a financial institution that provides for a $15,000 revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% (which was 2.37% at June 30, 2003) or at the financial institution’s Prime Rate (which was 4.00% at June 30, 2003), payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5,000 and a foreign exchange facility that allows us to enter into contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20,000 and other specified limits. As of June 30, 2003, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of June 30, 2003, this credit facility also served to collateralize certain letters of credit aggregating $680, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit outstanding under the facility.

6. Restructuring and Merger-Related

     The following table summarizes activity for the nine months ended June 30, 2003, related to restructuring accruals previously recorded in connection with the HNC acquisition:

	Accrual at			Accrual at
	September 30,	Cash		June 30,
	2002	Payments	Reversals	2003

Facilities charges	$3,076	$(652)	—	$2,424
Employee separation	1,530	(1,451)	$(36)	43

	$4,606	$(2,103)	$(36)	$2,467

     During the nine months ended June 30, 2003, we also incurred net incremental merger-related expenses totaling $2,580, consisting primarily of retention bonuses.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share amounts)
(Unaudited)

7. Earnings Per Share

     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator for basic earnings per share — net income	$30,033	$14,352	$75,468	$42,084
Interest expense on convertible subordinated notes, net of tax	1,585	—	—	—

Numerator for diluted earnings per share	$31,618	$14,352	$75,468	$42,084

Denominator — shares:
Weighted average common shares for basic earnings per share	47,488	33,629	48,524	34,113
Effect of dilutive securities	5,469	1,604	2,444	1,719

Dilutive potential shares for diluted earnings per share	52,957	35,233	50,968	35,832

Earnings per share:
Basic	$0.63	$0.43	$1.56	$1.23

Diluted	$0.60	$0.41	$1.48	$1.17

     The computation of diluted EPS for the quarters ended June 30, 2003 and 2002 excludes stock options to purchase 209 and 1,362 shares of common stock, respectively, and for the nine months ended June 30, 2003 and 2002 excludes stock options to purchase 1,096 and 1,161 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. The computation of diluted EPS for the nine months ended June 30, 2003 also excludes 2,703 shares of common stock issuable upon conversion of our convertible subordinated notes, as the inclusion of such shares would have been antidilutive for this period.

8. Repurchases of Common Stock

     During the nine months ended June 30, 2003, we repurchased 4,938 shares of our common stock for an aggregate cost of $221,969. The shares were repurchased pursuant to a program approved by our Board of Directors in the prior fiscal year that allowed us to repurchase up to 6,000 shares of our common stock. In March 2003, we concluded our repurchase of all approved shares under this program. In May 2003, our Board of Directors approved a new common stock repurchase program allowing us to purchase up to an additional 2,000 shares of our common stock from time to time in the open market and in negotiated transactions. Through June 30, 2003, we have repurchased no shares under this new program.

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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share amounts)
(Unaudited)

through our myFICO.com web site and strategic alliance partners’ web sites, List Processing and Strategy Science products, as well as software license and maintenance revenues related to our Falcon™ Fraud Manager, Capstone® Decision Manager, and TRIAD™ end-user products.

     The Professional Services segment includes all consulting, implementation and custom analytics services.

     The Analytic Software Tools segment principally includes software license and maintenance revenues associated with Fair Isaac Blaze Decision System™ software, Fair Isaac Blaze Advisor™ software, Decision Optimizer™ software, and Model Builder software products.

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

     The following tables summarize segment information for the quarters and nine months ended June 30, 2003 and 2002. Segment information during the quarter and nine months ended June 30, 2002, has been restated to conform to the current segment presentation.

	Quarter Ended June 30, 2003

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$34,547	$97,399	$21,852	$9,202	$163,000
Operating expenses	(16,256)	(72,867)	(18,832)	(5,951)	(113,906)

Segment operating income	$18,291	$24,532	$3,020	$3,251	49,094

Unallocated restructuring and merger-related					36

Operating income					49,130
Unallocated interest expense — convertible subordinated notes					(2,333)
Unallocated interest and other income, net					1,643

Income before income taxes					$48,440

Depreciation and amortization	$2,858	$6,218	$1,397	$351	$10,824

	Quarter Ended June 30, 2002

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$33,781	$39,852	$13,909	$3,472	$91,014
Operating expenses	(14,640)	(36,535)	(14,741)	(2,654)	(68,570)

Segment operating income (loss)	$19,141	$3,317	$(832)	$818	22,444

Unallocated interest and other income, net					616

Income before income taxes					$23,060

Depreciation and amortization	$1,756	$4,216	$814	$156	$6,942

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended June 30, 2003

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$101,507	$283,951	$62,333	$20,539	$468,330
Operating expenses	(47,201)	(219,829)	(57,945)	(18,571)	(343,546)

Segment operating income	$54,306	$64,122	$4,388	$1,968	124,784

Unallocated restructuring and merger-related					(2,580)

Operating income					122,204
Unallocated interest expense — convertible subordinated notes					(6,981)
Unallocated interest and other income, net					6,499

Income before income taxes					$121,722

Depreciation and amortization	$8,967	$19,424	$4,392	$1,099	$33,882

	Nine Months Ended June 30, 2002

		Strategy	Professional	Analytic
	Scoring	Machines	Services	SW Tools	Total

Revenues	$94,491	$119,974	$40,747	$7,913	$263,125
Operating expenses	(43,320)	(105,780)	(43,345)	(6,410)	(198,855)

Segment operating income (loss)	$51,171	$14,194	$(2,598)	$1,503	64,270

Unallocated interest and other income, net					4,439

Income before income taxes					$68,709

Depreciation and amortization	$5,250	$12,270	$2,581	$430	$20,531

     Our revenues and percentage of revenues by reportable market segments are as follows for the quarters and nine months ended June 30, 2003 and 2002, the majority of which are derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	Quarter Ended June 30,				Nine Months Ended June 30,

	2003		2002		2003		2002

Scoring Solutions	$34,547	21%	$33,781	37%	$101,507	22%	$94,491	36%
Strategy Machine Solutions	97,399	60%	39,852	44%	283,951	61%	119,974	46%
Professional Services	21,852	13%	13,909	15%	62,333	13%	40,747	15%
Analytic SW Tools	9,202	6%	3,472	4%	20,539	4%	7,913	3%

	$163,000	100%	$91,014	100%	$468,330	100%	$263,125	100%

     In addition, our revenues and percentage of revenues on a geographical basis are summarized below for the quarters and nine months ended June 30, 2003 and 2002. No single country outside of the United States accounted for 10% or more of revenue in either quarter or nine month period.

	Quarter Ended June 30,				Nine Months Ended June 30,

	2003		2002		2003		2002

United States	$128,639	79%	$73,022	80%	$371,890	79%	$211,765	80%
International	34,361	21%	17,992	20%	96,440	21%	51,360	20%

	$163,000	100%	$91,014	100%	$468,330	100%	$263,125	100%

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share amounts)
(Unaudited)

10. San Diego Lease Commitment

     During the quarter ended March 31, 2003, we executed a non-cancelable seven-year lease agreement that commences in August 2003 for a new San Diego, California office facility. The lease also provides for two five-year renewal options. Minimum future commitments under this lease as of June 30, 2003, are as follows:

Three Months Ending September 30, 2003	$633
Fiscal Year Ending September 30,
2004	3,799
2005	3,799
2006	3,799
2007	3,799
2008	3,908
Thereafter	8,305

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements concerning our merger with HNC, expected synergies, execution of integration plans and increases in shareholder value as a result of the merger; (iv) statements of assumptions underlying such statements, (v) statements regarding business relationships with vendors, customers or collaborators; and (vi) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-K, 10-Q and 8-K.

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

     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter and nine months ended June 30, 2003, approximately 82% and 82%, respectively, of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from recurring sources, generally including, but not limited to, transactional-based software license fees, license fees that recur annually under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and software maintenance fees. Transactional-based and other recurring revenues are, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. The portion of our revenues that is derived from non-recurring sources generally includes, but is not limited to, perpetual or time-based licenses with upfront, non-recurring payment terms and non-recurring professional service arrangements.

     On August 5, 2002, we completed our acquisition of HNC, a provider of analytic and decision management software. Results of operations of HNC are included prospectively from the date of acquisition. As a result of this acquisition, and to lesser degrees the Nykamp acquisition consummated in December 2001 and the Spectrum acquisition consummated in December 2002, our financial results during the quarter and nine months ended June 30, 2003, are not directly comparable to those during the quarter and nine months ended June 30, 2002.

     Following our acquisition of HNC, we changed our reportable business segments to reflect the new primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Our current reportable segments are: Scoring Solutions, Strategy Machine Solutions, Professional Services and Analytic Software Tools. Segment information for the quarter and nine months ended June 30, 2002, has been restated to conform to the quarter and nine months ended June 30, 2003 presentation for comparability. Comparative segment revenues, operating income, and related financial information for the quarter and nine month periods ended June 30, 2003 and 2002 are set forth in Note 9 to the Condensed Consolidated Financial Statements.

Revenues

     The following table displays (a) the percentage of revenues by segment during the quarters and nine months ended June 30, 2003 and 2002, and (b) the percentage change in segment revenues from the corresponding periods in the prior fiscal year.

	Percentage of Revenues			Percentage of Revenues
	Quarter Ended June 30,			Nine Months Ended June 30,
			Period-to-Period			Period-to-Period
Segment	2003	2002	Percentage Change	2003	2002	Percentage Change

Scoring Solutions	21%	37%	2%	22%	36%	7%
Strategy Machine Solutions	60%	44%	144%	61%	46%	137%
Professional Services	13%	15%	57%	13%	15%	53%
Analytic Software Tools	6%	4%	165%	4%	3%	160%

Total Revenues	100%	100%	79%	100%	100%	78%

     Total revenues increased by $72.0 million from $91.0 million during the quarter ended June 30, 2002, to $163.0 million during the quarter ended June 30, 2003. Scoring Solutions segment revenues increased by $0.7 million from $33.8 million during the quarter ended June 30, 2002, to $34.5 million during the quarter ended June 30, 2003, primarily due to a $0.9 million increase in PreScore service revenues and a $0.6 million increase in revenues derived from risk scoring services at the credit reporting agencies, partially offset by a $0.8 million net decrease in various other product revenues. The increase in PreScore revenues is attributable primarily to a higher level of marketing efforts by credit card issuers. The growth in risk scoring services resulted primarily from increased sales of scores for account review as well as mortgage origination and refinancing. During the quarter ended June 30, 2003, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% of our total revenues, including revenues from these customers that are recorded in our other segments. Strategy Machine Solutions segment revenues increased by $57.5 million from $39.9 million during the quarter ended June 30, 2002, to $97.4 million during the quarter ended June 30, 2003, primarily due to the addition of $46.8 million of revenues derived from products and services previously offered by HNC, a $5.5 million increase in Strategy Science revenues, a $2.4 million increase in revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites and a $2.8 million net increase in various other product revenues. The increase in Strategy Science revenues is primarily attributable to $3.0 million in fees associated with the perpetual license of our newly available Decision Optimizer software tool with embedded strategies to a customer that was previously licensing these strategies from us on an outsourced basis under a multi-year agreement with monthly term license fees. The remainder of the increase in Strategy Science revenues was principally due to increases in transactionally-based revenues resulting from the growth of our Strategy Science customer base as well as increases in gain-share revenues from this customer base. The increase in consumer score services revenue is attributable primarily to an increase in customer volume. Professional Services segment revenues increased by $8.0 million from $13.9 million during the quarter ended June 30, 2002, to $21.9 million during the quarter ended June 30, 2003, primarily due to the addition of $7.9 million of revenues resulting from the acquisition of HNC along with a $0.1 million net increase in various other professional service offerings. Analytic Software Tools segment revenues increased by $5.7 million from $3.5 million during the quarter ended June 30, 2002, to $9.2 million during the quarter ended June 30, 2003, primarily due to the addition of $5.2 million of revenues derived from products previously offered by HNC and a $2.0 million increase in Decision Optimizer revenues, partially offset by a $1.5 million net decrease in revenues associated with various other products. The increase in Decision Optimizer revenues is attributable to the sale of two perpetual licenses with embedded strategies as noted above.

     Total revenues increased by $205.2 million from $263.1 million during the nine months ended June 30, 2002, to $468.3 million during the nine months ended June 30, 2003. Scoring Solutions segment revenues increased by $7.0 million from $94.5 million during the nine months ended June 30, 2002, to $101.5 million during the nine months ended June 30, 2003, primarily due to a $5.5 million increase in PreScore service revenues and a $3.2 million increase in revenues derived from risk scoring services at the credit reporting agencies, partially offset by a $1.7 million net decrease in various other product revenues. The increase in PreScore revenues is attributable primarily to a higher level of marketing efforts by credit card issuers. The growth in risk scoring services resulted primarily from increased sales of scores for account review as well as mortgage origination and refinancing. During the nine months ended June 30, 2003, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% of our total revenues, including revenues from these customers that are recorded in our other segments. Strategy Machine Solutions segment revenues increased by $164.0 million from $120.0 million during the nine months ended June 30, 2002, to $284.0 million during the nine months ended June 30, 2003, due primarily to the addition of $140.4 million of revenues derived from products and services previously offered by HNC, a $9.8 million increase in revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, a $7.1 million increase in Strategy Science revenues, a $5.9 million increase in TRIAD revenues and a $0.8 million net increase in various other product revenues. The increase in consumer score services revenue is attributable primarily to an increase in customer volume. The increase in Strategy Science revenues includes $3.0 million in fees associated with the perpetual license of our newly available Decision Optimizer software tool with embedded strategies to a customer that was previously licensing these strategies from us on an outsourced basis under a multi-year agreement with monthly term license fees. The remainder of the increase in Strategy Science revenues was principally due to increases in transactionally-based revenues resulting from the growth of our Strategy Science customer base as well as increases in gain-share revenues from this customer base. The increase in TRIAD revenues is attributable primarily to an increase in perpetual license sales and an increase in transactional volume associated with our Processor Triad services period over period. Professional Services segment revenues increased by $21.6 million from $40.7 million during the nine months ended June 30, 2002, to $62.3 million during the nine months ended June 30, 2003, primarily due to increased revenues of $21.4 million resulting from the acquisition of HNC along with a $0.2 million net increase associated with various other professional service offerings. Analytic Software Tools segment revenues increased by $12.6 million from $7.9 million during the nine months ended June 30, 2002, to $20.5 million during the nine months ended June 30, 2003, primarily due to the addition of $13.5 million of revenues derived from products previously offered by HNC and a $2.0 million increase in Decision Optimizer revenues, partially offset by a $2.9 million net decrease in revenues associated with various other products. The increase in Decision Optimizer revenues is attributable to the sale of two perpetual licenses with embedded strategies as noted above.

     Revenues derived from clients outside the United States totaled $34.4 million and $18.0 million during the quarters ended June 30, 2003 and 2002, respectively, representing 21% and 20% of total consolidated revenues in each of these periods. Revenues derived from clients outside the United States totaled $96.4 million and $51.4 million during the nine months ended June 30, 2003 and 2002, respectively, representing 21% and 20% of total consolidated revenues in each of these periods.

Operating Expenses and Other Income (Expense)

     The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our Condensed Consolidated Statements of Income and (b) the percentage change in the amount of each such line item in the quarter and nine months ended June 30, 2003, from the corresponding periods in the prior fiscal year.

	Percentage of Revenues			Percentage of Revenues
	Quarter Ended June 30,			Nine Months Ended June 30,
			Period-to-Period			Period-to-Period
	2003	2002	Percentage Change	2003	2002	Percentage Change

Revenues	100%	100%	79%	100%	100%	78%

Operating expenses:
Cost of revenues	38%	44%	53%	40%	45%	60%
Research and development	11%	8%	146%	11%	8%	137%
Selling, general and administrative	19%	22%	54%	21%	22%	62%
Amortization of intangibles	2%	1%	468%	2%	1%	482%
Restructuring and merger-related	—	—	100%	—	—	100%

Total operating expenses	70%	75%	66%	74%	76%	74%

Operating income	30%	25%	119%	26%	24%	90%
Interest income	1%	1%	47%	1%	2%	32%
Interest expense on convertible subordinated notes	(2)%	—	100%	(1)%	—	100%
Other income (expense), net	—	—	123%	—	—	100%

Income before income taxes	29%	26%	110%	26%	26%	77%
Provision for income taxes	11%	10%	111%	10%	10%	74%

Net income	18%	16%	109%	16%	16%	79%

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

     The quarter over quarter increase in cost of revenues was principally due to the HNC acquisition. Cost of revenues, as a percentage of revenues, decreased in the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. This percentage decrease was attributable primarily to the addition of higher margin product offerings from the HNC acquisition, including Falcon Fraud Manager, Capstone Decision Manager, RoamEx and Blaze Advisor, an increase in higher margin Strategy Science and Decision Optimizer revenues and higher margins achieved by our consumer score services through myFICO.com due to increased revenues and related cost efficiencies.

     The year to date period over year to date period increase in cost of revenues was principally due to the HNC acquisition. Cost of revenues, as a percentage of revenues, decreased in the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002. This percentage decrease was attributable primarily to the addition of higher margin product offerings from the HNC acquisition, including Falcon Fraud Manager, Capstone Decision Manager, RoamEx and Blaze Advisor, an increase in higher margin Strategy Science and Decision Optimizer revenues, an increase in high margin TRIAD perpetual license sales and higher margins achieved by our consumer score services through myFICO.com due to increased revenues and related cost efficiencies.

     Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software Tools.

     The quarter over quarter increase in research and development expenses was principally due to the HNC acquisition. Research and development expenses, as a percentage of revenues, increased in the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. This percentage increase was attributable primarily to a higher level of research and development efforts associated with product lines acquired from HNC.

     The year to date period over year to date period increase in research and development expenses was principally due to the HNC acquisition. Research and development expenses, as a percentage of revenues, increased in the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002. This percentage increase was attributable primarily to a higher level of research and development efforts associated with product lines acquired from HNC.

     Selling, General and Administrative

     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

     The quarter over quarter increase in selling, general and administrative expenses was principally due to the HNC acquisition. Selling, general and administrative expenses, as a percentage of revenues, decreased in the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. This percentage decrease was attributable primarily to a reduction in selling, general and administrative personnel and other costs due to efficiencies achieved by the HNC merger.

     The year to date period over year to date period increase in selling, general and administrative expenses was principally due to the HNC acquisition. Selling, general and administrative expenses, as a percentage of revenues, decreased in the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002. This percentage decrease was attributable primarily to a reduction in selling, general and administrative personnel and other costs due to efficiencies achieved by the HNC merger, offset partially by a $2.8 million increase in our provision for doubtful accounts and a $2.5 million increase in media expenditures.

     Amortization of Intangibles

     Amortization of intangibles consists of amortization expense that we have recorded on intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Effective October 1, 2002, we adopted SFAS No. 142 and accordingly, ceased the amortization of goodwill and indefinite-lived intangible assets. Amortization expense for the quarter ended June 30, 2003, totaled $3.5 million as compared to amortization expense of $0.6 million for the quarter ended June 30, 2002. The increase is attributable primarily to the incremental amortization of intangible assets recorded in connection with the HNC acquisition on August 5, 2002, and to a lesser degree the full quarter of amortization of intangible assets resulting from our acquisition of assets from Spectrum Managed Care in December 2002.

     Amortization expense for the nine months ended June 30, 2003, totaled $10.1 million as compared to amortization expense of $1.7 million for the nine months ended June 30, 2002. The increase is attributable primarily to the incremental amortization of intangible assets recorded in connection with the HNC acquisition on August 5, 2002, and to a lesser degree the full nine months of amortization of intangible assets resulting from our acquisition of assets from Nykamp Consulting Group in December 2001 and six months of amortization of intangible assets resulting from our acquisition of assets from Spectrum Managed Care in December 2002.

     Our definite-lived intangible assets are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over periods ranging from three to fifteen years.

     Restructuring and Merger-related

     During the quarter ended June 30, 2003, we recorded a credit of less than $0.1 million related to the adjustment of severance amounts previously accrued in connection with a corporate restructuring. During the nine months ended June 30, 2003, we incurred incremental HNC-related merger expenses totaling $2.6 million, consisting primarily of retention bonuses. No such amounts were recorded in the same prior year periods.

     Interest Income

     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. Interest income totaled $1.5 million for the quarter ended June 30, 2003, as compared to $1.1 million for the quarter ended June 30, 2002. Interest income totaled $5.9 million for the nine months ended June 30, 2003, as compared to $4.5 million for the nine months ended June 30, 2002. The period over period increases were attributable primarily to higher average cash and investment balances, principally resulting from our acquisition of HNC on August 5, 2002, partially offset by lower interest and investment income yields due to lower market rates of return.

     Interest Expense on Convertible Subordinated Notes

     As a result of the HNC acquisition and subsequent merger of the HNC entity into Fair Isaac, we are the issuer of $150.0 million in 5.25% Convertible Subordinated Notes (the “Notes”) due in September 2008. The Notes were recorded at their fair value of $139.7 million on the acquisition date, as determined based on their quoted market price, which resulted in our recognition of a $10.3 million note discount. The carrying amount of the Notes is being accreted to $150.0 million over their remaining term using the effective interest method, resulting in an effective interest rate of approximately 6.64% per annum. Interest expense on the notes recorded by us totaled $2.3 million and $7.0 million during the quarter and nine months ended June 30, 2003, respectively.

     Other Income (Expense), Net

     Other income, net totaled less than $0.1 million during the quarter ended June 30, 2003, as compared to other expense, net of $0.4 million recorded during the quarter ended June 30, 2002. The increase in other income, net was attributable primarily to our recognition of $0.1 million foreign exchange rate gain during the quarter ended June 30, 2003 as compared to our recognition of a $0.4 million foreign exchange rate loss during the quarter ended June 30, 2002.

     Other income, net totaled $0.6 million during the nine months ended June 30, 2003, as compared to other expense, net of less than $0.1 million during the nine months ended June 30, 2002. The increase in other income, net is attributable primarily to the non-recurrence of a $1.1 million loss associated with the impairment and write-off of an equity investment recorded during the nine months ended June 30, 2002 and to a $0.4 million reduction in foreign exchange rate losses recorded during the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002, partially offset by a $0.9 million reduction in gains recorded from the sale of marketable securities during the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002.

     Provision for Income Taxes

     Our effective tax rate was 38.0% and 37.78% during the quarters ended June 30, 2003 and 2002, respectively, and 38.0% and 38.75% during the nine months ended June 30, 2003 and 2002, respectively. The year to date period over period decrease is primarily due to the increased availability of research and development tax credits. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

     Operating Income

     Operating income increased from $22.4 million for the quarter ended June 30, 2002 to $49.1 million for the quarter ended June 30, 2003. This increase was attributable primarily to the HNC acquisition and to a lesser degree increased revenues and operating income associated with legacy Fair Isaac product offerings. At the segment level, the quarter over quarter increase in operating income was attributable primarily to a $21.2 million increase in segment operating income within our Strategy Machines Solutions segment, and to a lesser degree increased segment operating income within our Professional Services and Analytical Software Tools segments of $3.9 million and $2.4 million, respectively. The quarter over quarter increase in Strategy Machines Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins, principally as a result of additional revenues derived from products and services previously offered by HNC, but also to the increase in Strategy Science product revenues and revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites. HNC merger-related cost efficiencies also contributed to the increase in Strategy Machines Solutions segment operating income quarter over quarter. The quarter over quarter increase in Professional Services segment operating income was driven primarily by the increase in segment revenues, including those derived from legacy HNC services as well as an increase in higher margin professional service revenues associated with legacy Fair Isaac product offerings. The quarter over quarter increase in Analytical Software Tools segment operating income was driven primarily by the addition of higher margin Blaze Advisor revenues previously offered by HNC as well as the increase in higher margin Decision Optimizer software license revenues.

     Operating income increased from $64.3 million for the nine months ended June 30, 2002 to $122.2 million for the nine months ended June 30, 2003. This increase was attributable primarily to the HNC acquisition and to a lesser degree increased revenues and operating income associated with legacy Fair Isaac product offerings, partially offset by $2.6 million in HNC merger-related expenses incurred during the nine months ended June 30, 2003. At the segment level, the period over period increase in operating income was attributable primarily to a $49.9 million increase in segment operating income within our Strategy Machines Solutions segment, and to a lesser degree increased segment operating income within our Professional Services and Scoring Solutions segments of $7.0 million and $3.1 million, respectively. The period over period increase in Strategy Machines Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins, principally as a result of additional revenues derived from products and services previously offered by HNC, but also to the increase in Strategy Science product revenues, revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, and an increase in TRIAD revenues. HNC merger-related cost efficiencies also contributed to the increase in Strategy Machines Solutions segment operating income period over period. The period over period increase in Professional Services segment operating income was driven primarily by the increase in segment revenues, including those derived from legacy HNC services as well as an increase in higher margin professional service revenues associated with legacy Fair Isaac product offerings. The period over period increase in Scoring Solutions segment operating income was driven primarily by an increase in PreScore revenues and an increase in revenues derived from risk scoring services at the credit reporting agencies.

Capital Resources and Liquidity

     Our working capital at June 30, 2003 and September 30, 2002, totaled $284.6 million and $338.0 million, respectively. The decrease in working capital during the nine months ended June 30, 2003 is attributable primarily to a $58.3 million decline in cash and cash equivalents and short-term marketable securities, offset by an aggregate $4.9 million increase in other net working capital accounts. The decline in cash and cash equivalents and short-term marketable securities is principally due to the use of $222.0 million for stock repurchases, offset by net cash provided by operating, investing and other financing activities during the nine months ended June 30, 2003, as described below. The increase in other net working capital balances consisted primarily of a $3.5 million increase in net receivables, a $1.2 million increase in other current assets, a $4.8 million decrease in accrued compensation and employee benefits and a $7.1 million decrease in other accrued liabilities, offset by a $4.8 million increase in accounts payable and a $6.9 million increase in deferred revenue. The increase in net receivables was attributable primarily to an increase in revenues during the quarter ended June 30, 2003, as compared to the quarter preceding September 30, 2002, partially offset by an increase in our allowance for doubtful accounts. The increase in other current assets was attributable primarily to an increase in prepaid expenditures, partially offset by a net decrease in other current assets. The decrease in accrued compensation and employee benefits was attributable primarily to a decrease in accrued salaries, accrued incentive compensation and accrued employee stock purchase plan withholdings. The decrease in other accrued liabilities was attributable primarily to a reduction in HNC merger-related accruals, partially offset by a net increase in income taxes payable and other miscellaneous accruals. The increase in accounts payable was attributable primarily to the timing of vendor disbursements. The increase in deferred revenue was attributable primarily to an increase in customer prepayments.

     Our primary method for funding operations and growth has been through cash flows generated from operations. Net operating cash flows increased from $74.5 million during the nine months ended June 30, 2002 to $125.5 million during the nine months ended June 30, 2003, reflecting an increase in net earnings before non-cash charges and the effect of other net working capital changes, as discussed herein.

     Net cash provided by investing activities totaled $74.9 million and $30.3 million during the nine months ended June 30, 2003 and 2002, respectively. The increase in net cash provided by investing activities during the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002, is attributable primarily to $42.7 million increase in sales and maturities of marketable securities, net of purchases, a $4.0 million reduction in property and equipment purchases and the receipt of $3.0 million in cash proceeds from the sale of a product line in the current period, offset by a $4.6 million increase in net cash paid for acquisitions period over period and $0.5 million in cash paid for a cost-method investment in the current year period only.

     Net cash used in financing activities totaled $161.2 million and $87.4 million during the nine months ended June 30, 2003 and 2002, respectively. The increase in net cash used in financing activities during the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002, is attributable primarily to the use of $222.0 million in cash to repurchase common stock in the current period, as compared to the use of $105.9 million to repurchase common stock in the prior year period, and to a $1.4 million increase in dividends paid period over period, partially offset by a $43.4 million increase in proceeds from the issuance of common stock period over period.

     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the nine months ended June 30, 2003, we expended $222.0 million in connection with our repurchase of approximately 4.9 million shares of common stock pursuant to a 6.0 million share repurchase program announced in August 2002. In March 2003, we concluded our repurchase of all approved shares under this program. In May 2003, our Board of Directors approved a new common stock repurchase program allowing us to purchase up to an additional 2.0 million shares of our common stock from time to time in the open market and in negotiated transactions. Through June 30, 2003, we have repurchased no shares under this new program.

     We paid quarterly dividends of two cents per share, or a total of six cents per share, during the nine months ended June 30, 2003 and 2002. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

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

     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20.0 million and other specified limits. As of June 30, 2003, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of June 30, 2003, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit outstanding under the facility.

     As of June 30, 2003, we had $366.1 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the current decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

     We are a limited partner in Azure Venture Partners I, L.P., a venture capital investment management fund, and are committed to invest an additional $1.7 million into this fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. The most recent capital call required us to invest an additional $0.5 million into this fund in May 2003. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2003.

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

     We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition

     We recognize software license revenue upon delivery, provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collections are probable, objective evidence of fair value for all undelivered elements has been established, and we are not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software.

     If the arrangement involves significant production, customization, or modification of software or service essential to the functionality of the software, the revenue is generally recognized under the percentage-of-completion method of contract accounting. In order to apply the percentage of completion of method, management is required to estimate the input measures, generally based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion.

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

     We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of goodwill. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002, and as a result have ceased amortization of goodwill. As required by SFAS No. 142, we have determined that our reporting units are the same as our reportable segments. In addition, we were required to assess whether goodwill within our reporting units was impaired at the date of the adoption of this statement using a two-step transitional impairment test. We completed the first step during the quarter ended March 31, 2003, and determined that goodwill was not impaired on October 1, 2002. Accordingly, we were not required to complete the second step of the impairment test. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

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

New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of FIN No. 46 to have a material impact on our financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, and the guidance should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 apply immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial position or results of operations.

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

     We derive a substantial portion of our revenues and operating income from contracts with the three major credit reporting agencies. These contracts, which normally have a term of five years or less, accounted for approximately 19% of our revenues in the quarter and nine months ended June 30, 2003. While we have been successful in extending or renewing our agreements with credit reporting agencies in the past, the loss of one or more of such agreements or an adverse change in agreement terms could have a material adverse effect on our revenues and results of operations.

Since our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries, and to some extent on general economic conditions, an industry specific or general downturn may harm our results of operations.

     During the quarter and nine months ended June 30, 2003, approximately 82% and 82%, respectively, of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional clients have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support clients’ customer acquisition programs. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

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

Although we expect that the merger between Fair Isaac and HNC will benefit us, we may not realize those benefits because of integration and other challenges.

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

     We cannot assure you that we will experience the same rate of revenue growth following the merger as HNC and Fair Isaac experienced individually because of the difficulty of maintaining high percentage increases as the base of revenue increases. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline.

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

     Additionally, existing regulation and legislation is subject to change or more restrictive interpretation by enforcement agencies, and new restrictive legislation might pass. For example, new credit reporting or privacy legislation might restrict the sharing of information by affiliated entities, mandate providing credit scores to consumers, narrow the permitted uses of consumer report data, or otherwise restrict the use of data that is vital to our products. Currently, the permitted uses of consumer report data in connection with customer acquisition efforts are governed primarily by the FCRA, whose national uniformity provisions effectively expire in 2004. Unless extended, this expiration could lead to greater state regulation with a variety of possible consequences for our vendors, internals processes and customers, which might add to our costs, or to our ability to produce or market certain products, or our customers’ ability to purchase or use those products. In addition, legislation to extend the uniformity provisions could contain other changes to the FCRA that could affect our results, for example provisions mandating credit risk score disclosure. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, in many states, including California, there have been periodic legislative efforts to reform workers’ compensation laws in order to reduce workers’ compensation insurance costs and to curb abuses of the workers’ compensation system. Simplifying state workers’ compensation laws, regulations or fee schedules could diminish the need for, and the benefits provided by our Decision Manager for Medical Bill Review products and Outsourced Bill Review services. Any changes to existing regulation or legislation, new regulation or legislation, or more restrictive interpretation of existing regulation could harm our business, results of operations and financial condition. Some of the legislation and regulation germane to our products and services authorizes private rights of action. Lawsuits pursuant to such legislation or regulation, even if baseless, could expose us to unexpected costs and risks.

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

Any failure to recruit and retain additional qualified personnel, more challenging in light of uncertainty following the HNC acquisition, could hinder our ability to successfully manage our business.

     Our future success will likely depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. Employee retention may be particularly challenging in connection with the HNC acquisition as a result of employee uncertainty about their future roles, the distractions of integration, and morale challenges posed by workforce reductions that occurred after completion of the acquisition. Moreover, the complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these persons is very competitive due to the limited number of people available with the necessary technical skills and understanding. We have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed.

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

     A growing portion of our revenues is derived from international sales. During the quarter and nine months ended June 30, 2003, approximately 21% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Interest Rate Sensitivity

     We maintain an investment portfolio consisting mainly of income securities with an average maturity of less than five years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our fixed rate interest-bearing investment portfolio at June 30, 2003 and September 30, 2002 (in thousands):

	June 30, 2003			September 30, 2002

	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amounts	Yield	Basis	Amounts	Yield

Cash and cash equivalents	$129,356	$129,346	1.11%	$76,195	$76,189	1.66%
Short-term investments	86,408	86,770	1.47%	184,434	184,377	2.39%
Long-term investments	139,002	139,723	1.55%	135,788	136,971	3.27%

	$354,766	$355,839	1.37%	$396,417	$397,537	2.55%

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

     The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments at June 30, 2003 (in thousands):

	Contract Amount

	Foreign			Fair Value
	Currency		US $	US $

Sell foreign currency:
British Pound (GBP)	GBP	3,000	$4,971	$4,959
EURO (EUR)	EUR	1,200	1,377	1,377
Japanese Yen (YEN)	YEN	40,000	335	334

			$6,683	$6,670

Item 4. Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of Fair Isaac’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Fair Isaac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Fair Isaac’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Fair Isaac in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     No change in Fair Isaac’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, Fair Isaac’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number	Description

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Thomas G. Grudnowski.

99.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Kenneth J. Saunders.

(b)	Reports on Form 8-K:

i.	On July 23, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter and nine months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	July 23, 2003

By /s/ Kenneth J. Saunders

Kenneth J. Saunders
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and as Principal Financial Officer)

DATE:	July 23, 2003

By /s/ Russell C. Clark

Russell C. Clark
Vice President, Finance and Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Thomas G. Grudnowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fair Isaac Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c)	disclosed in this quarterly report any change in the registrant’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 23, 2003

/s/ THOMAS G. GRUDNOWSKI Thomas G. Grudnowski
Chief Executive Officer

I, Kenneth J. Saunders, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fair Isaac Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c)	disclosed in this quarterly report any change in the registrant’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 23, 2003

/s/ KENNETH J. SAUNDERS Kenneth J. Saunders
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Thomas G. Grudnowski.	Filed Electronically

99.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Kenneth J. Saunders.	Filed Electronically