Form 10-K
period 2003-09-30
FAIR ISAAC CORP
filed 2003-12-12
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

          (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended September 30, 2003

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      As of March 31, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,672,822,642 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

      The number of shares of common stock outstanding on November 26, 2003 was 46,702,037 (excluding 11,673,402 shares held by the Company as treasury stock).

      Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2004.

i

FORWARD LOOKING STATEMENTS

      Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2004.

PART I

Item 1.     Business

GENERAL

      Fair Isaac Corporation (NYSE: FIC) (together with its consolidated subsidiaries, the “Company”, which may also be referred to in this report as “we,” “us,” “our,” and “Fair Isaac”) provides analytic, software and data management products and services that enable businesses to automate and improve decisions. Our predictive modeling, decision analytics, business intelligence management, decision management systems and consulting services power billions of customer decisions each year.

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

      More information about us can be found on our principal Web site, www.fairisaac.com. We make our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, as well as amendments to those reports, available free of charge through our Web site as soon as reasonably practicable after we electronically file them with the SEC. Information on our Web site is not part of this report.

PRODUCTS AND SERVICES

      We help businesses make better decisions in the areas of customer targeting and acquisition, customer origination and customer management. Our solutions enable users to make decisions that are more accurate, objective and consistent, and that systematically advance a business’ goals. Our products and services are designed to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

Our Segments

      We categorize our products and services into the following four segments:

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our credit bureau scores to lenders directly.

•	Strategy Machine Solutions. Our Strategy Machine Solutions are industry-tailored applications designed for specific processes such as marketing, account origination, customer management, fraud and medical bill review, as well as consumer solutions through our myFICO service.

•	Professional Services. This segment includes revenues from consulting services and custom engagements, as well as services associated with implementing and delivering our products.

•	Analytic Software Tools. This segment is composed of our analytic software tools sold to businesses for their use in building their own decisioning applications. These tools comprise a suite known as Fair Isaac Business Science™.

      Comparative segment revenues, operating income and related financial information for fiscal years 2003, 2002 and 2001 are set forth in Note 18 to the accompanying consolidated financial statements.

Key Products by Operating Segment

Operating Segment	Key Products and Services

Scoring Solutions	FICO® scores
NextGen FICO® scores
Marketing and bankruptcy scores
Commercial credit risk scores
Insurance scores
ScoreNet® Service
PreScore® Service
Strategy Machine Solutions	Fair Isaac MarketSmart Decision System® solution
Fair Isaac SmartLinkSM customer data integration service
LiquidCredit® service
StrategyWare® decision engine
Capstone® Decision Manager system
CreditDesk® software
TRIADTM adaptive control system
Customer Management TRIADTM adaptive control system
Adaptive Control Service
RoamEx® Roamer Data Exchanger
TelAdaptive® service
UniScore
PlacementsPlus® service
FalconTM Fraud Manager
CardAlert Fraud Manager
Fraud Predictor with Merchant Profiles
Risk Manager
Fraud Manager
TRIAD Transaction Scores
MIRA® Claims Advisor
Claims Advisor for Exceptions Management
Claims Advisor for Subrogation
Payment Optimizer
CompAdvisor® medical bill review
AutoAdvisor® medical bill review
Outsourced Cost Containment Services
myFICO® service
Strategy Science
Professional Services	Technology integration services
Business integration services
Custom analytics
Fraud consulting
Strategy Science services
CRM consulting
Analytic Software Tools	Fair Isaac Blaze Advisor
Fair Isaac Blaze Decision System
Model Builder for Decision Trees
Model Builder for Predictive Analytics
Fair Isaac Decision Optimizer

Our Solutions

      Our solutions involve three fundamental disciplines:

•	Analytics to identify the risks and opportunities associated with individual clients and prospects, as well as to improve the design of decision logic or “strategies”;

•	Data management, profiling and text recognition that bring extensive customer information to every decision; and

•	Software such as decision engines and rules engines that implement decision strategies, often in a real-time environment.

      All of our solutions are designed to help businesses make decisions that are faster, more successful, more consistent and more objective, throughout the enterprise.

     Scoring Solutions

      We develop the world’s leading scores based on credit bureau data. Our FICO scores are used in most U.S. credit decisions, by most of the major credit card organizations as well as by mortgage and auto loan originators. These scores provide a consistent and objective measure of an individual’s credit risk. Credit grantors use the FICO scores to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. The FICO scores are calculated based on proprietary scoring models. The scores produced by these models are available through each of the three major credit reporting agencies in the United States: TransUnion Corporation (“TransUnion”), Experian Information Solutions, Inc. (“Experian”), and Equifax Inc (“Equifax”). Users generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies share these fees with us.

      Our new U.S. credit bureau products, NextGen FICO risk scores, are also now available at all three major credit-reporting agencies. NextGen FICO risk scores provide a more refined risk assessment than the classic FICO risk scores.

      In addition to our U.S. credit risk scores, we have developed marketing and bankruptcy scores offered through the U.S. credit reporting agencies; an application fraud and a bankruptcy score available in Canada; consumer risk scores offered through credit reporting agencies in Canada, South Africa and the U.K.; commercial credit scores delivered by both U.S. and U.K. credit reporting agencies; and a bankruptcy scoring service offered through Visa USA.

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

      We also provide credit bureau scoring services and related consulting directly to users in financial services through two U.S.-based services: PreScore Service for prescreening solicitation candidates, and ScoreNet Service for customer account management.

     Strategy Machine Solutions

      We develop Strategy Machine solutions that apply analytics, data management and software to specific business challenges and processes. These include credit offer prescreening, medical bill review, telecommunications fraud prevention and others. Our Strategy Machine solutions serve clients in the financial services, insurance, healthcare, retail, telecommunications and government sectors.

     Marketing Strategy Machine Solutions

      The chief Strategy Machine offering for marketing is our Fair Isaac MarketSmart Decision System (“MarketSmart”). MarketSmart is a multi-channel, Web-enabled marketing solution with campaign management, data warehousing, analytic and other capabilities. MarketSmart helps financial institutions, retailers and telecommunications companies determine where, when and how to interact with their prospects and customers to build stronger relationships. MarketSmart now includes customer data integration (CDI) services, including the Fair Isaac SmartLink service. CDI services enable users to quickly and accurately link data from multiple external databases to build a fuller picture of every customer and his or her relationship and potential. MarketSmart also includes list processing and data enhancement services, which we provide to direct marketing organizations in many industries.

Origination Strategy Machine Solutions

      We provide solutions that enable companies, typically financial services institutions such as banks, credit unions, finance companies and installment lenders, to automate and improve the processing of requests for credit from applicants. These solutions increase the speed and efficiency with which requests are handled, reduce losses and increase approval rates through analytics that assess applicant risk, and reduce the need for manual review by loan officers. This fiscal year, we launched similar solutions enabling companies to extend and manage trade credit to small businesses.

      Our solutions include LiquidCredit, a Web-based service primarily focused on the credit decision and offered largely to mid-tier financial services institutions and e-commerce providers; Capstone, a complete solution for application decisioning and processing, which is offered in both end-user software and application service provider (ASP) mode to high-volume operations; StrategyWare, an end-user software product used to design and automate more complex credit decision strategies; and CreditDesk, an end-user software product that performs credit decisioning and application processing for the mid-tier financial services market. We also offer custom and consortium-based credit risk and application fraud models.

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

      We provide account management solutions for:

•	Financial Services. In financial services, our leading account management product is the TRIAD adaptive control system. TRIAD technology is known as adaptive control because it enables businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. TRIAD — the world’s leading credit account management system — has more than 250 users worldwide and is used to manage approximately 65% of the world’s credit card accounts. TRIAD is made available to our client base in many different ways, including Customer Management TRIAD, which enables lenders to manage customer relationships and credit exposure across multiple credit products. Netsourced TRIAD is a Web-delivered service that we offer directly to users, which enables users to access TRIAD account management capabilities in ASP mode, where we host the software. We also offer transaction-based neural network (the term neural network is defined under “Technology” later in this section) models for TRIAD that help payment card issuers manage their credit card accounts more profitably. We market and sell TRIAD multi-year software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD and similar credit account management services through large third-party credit card processors worldwide, including the two largest processors in the U.S.: First Data Resources, Inc. and Total System Services, Inc.

As a result of our acquisition of NAREX Inc. in July 2003, we now offer collections and recovery solutions to financial institutions, collections agencies and debt buyers. These solutions include UniScore, a Web-based recovery score package; PlacementsPlus, an account placement optimization and management system; and custom collection and recovery models implemented in an ASP environment.

•	Telecommunications. Our principal solution is RoamEx Roamer Data Exchanger, which helps wireless telecommunications carriers reduce fraud. RoamEx delivers near real-time exchange of roamer call records that occur when subscribers roam outside a carrier’s home network. RoamEx is used to exchange more than 90% of North American wireless carriers’ roamer call detail records, helping carriers combat fraud. We also offer the TelAdaptive account management system, which provides functionality similar to TRIAD as a Web-delivered service.

•	Insurance. We provide insurers with decisioning solutions that enable them to create, test and implement decision strategies for areas such as cross-selling, pricing, claims handling, retention, prospecting and underwriting.

Fraud Strategy Machine Solutions

      Our fraud products improve our clients’ profitability by predicting the likelihood that a customer account is experiencing fraud. Our fraud products analyze customer transactions in real time and generate recommendations for immediate action, which is critical to stopping fraud and abuse. These applications can also detect some organized fraud schemes that are too complex and well-hidden to be identified by other methods.

      Our solutions are designed to detect and prevent a wide variety of fraud and risk types across multiple industries, including credit and debit payment card fraud; identity fraud; telecommunications subscription fraud, technical fraud and bad debt; merchant acquiring fraud; healthcare fraud; Medicaid and Medicare fraud; and property and casualty insurance fraud, including workers’ compensation fraud. Fair Isaac fraud solutions protect merchants, financial institutions, insurance companies, telecommunications carriers, government agencies and employers from losses and damaged customer relationships caused by fraud.

      Our leading fraud detection solution is Falcon Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon uses neural network predictive models and patented profiling technology, both further described below, to examine transaction, cardholder and merchant data to detect a wide range of payment card fraud quickly and accurately. Falcon analyzes payment card transactions in real-time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions. Falcon protects hundreds of millions of active accounts, and is used in approximately 65% of all credit card transactions worldwide.

      Fraud Predictor with Merchant Profiles is used in conjunction with Falcon to improve fraud detection rates by analyzing merchant profile data. The merchant profiles include characteristics that reveal, for example, merchants that have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant.

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

Medical Bill Review Strategy Machine Solutions

      We provide software solutions and services that automate the review and repricing of medical bills for workers’ compensation and automobile medical injuries. Using these solutions, property and casualty insurers can automatically review and process up to 80 percent of medical bills without human intervention.

      Our principal solutions in this area are:

•	Medical Bill Review: Our principal solutions are CompAdvisor, the leading medical bill review and repricing solution for workers’ compensation, and AutoAdvisor, our medical bill repricing solution for automobile medical injury claims. These solutions check each bill against an extensive database of state fee schedules, automated contracts and user-defined policies to help insurers and others get the maximum savings on every bill reviewed. Both solutions optionally include Capstone for Medical Bills, a module that uses rules management technology to increase the speed, accuracy and consistency of decisions and reduce labor costs. These products are available in both licensed client/server and ASP versions.

•	Outsourced Cost Containment Services: We provide turnkey insurance bill review administration services at selected locations across the country. These branch operations offer expert medical bill and preferred provider review for workers’ compensation and auto medical insurance bills, including the additional review of complex medical, hospital and surgical bills.

      In September 2003, Fair Isaac expanded its medical bill review capabilities through the acquisition of Diversified HealthCare Services, Inc., a provider of medical bill review products and services for the workers’ compensation insurance industry.

Consumer Strategy Machine Solutions

      Through our myFICO service, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. U.S. consumers can use the myFICO services to purchase their FICO scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to improve their scores. Customers of myFICO can also simulate how taking specific actions would affect their FICO score. In 2003, myFICO became the first and only source for consumers to obtain their FICO scores and credit reports from all three of the major US credit reporting agencies. The myFICO services are available online at www.myfico.com as well as through two of the credit reporting agencies involved — Equifax and TransUnion — as well as through lenders and financial portals.

Professional Services

      We provide a variety of custom offerings, business and technical consulting services, and technical system integration services to markets worldwide. The focus is on leveraging our industry experience and technical expertise, typically on a custom basis, to help clients address unique business challenges, to support the usage of our Strategy Machine Solutions and our analytic software tools, and to create new sales opportunities for our other offerings. This group also performs consultative selling, developing customized solution sets combining various products and capabilities to meet unique client or industry opportunities. These services are generally offered on an hourly or fixed fee basis.

      Our services include:

•	Technology Integration Services. We provide business consulting and technology integration services that support, complement and enhance the value of our software products. These services include installation and strategy development associated with our Strategy Machine solutions and analytic software tools.

•	Business Integration Services. We help formulate, align, and deploy business and operational strategies across the enterprise to drive profitability, expand top-line growth, and deliver real competitive advantage. We holistically assess the business, prioritize high-impact areas for improve-

ment, and provide creative solutions to complex business issues through operational strategy, business process alignment, and enabling technology services.

•	Strategy Science. Using our Strategy Science technology and related advanced analytic methodologies, we perform decision modeling and strategy science projects for customer acquisition and customer management.

•	Global Analytics. We perform custom analytic projects, primarily predictive model development and analytic consulting for the credit and insurance industries. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’ data and industry best practices to develop a highly customized solution.

•	Customer Relationship Management Consulting. We provide strategy development, analytics and systems planning for customer management and marketing.

Analytic Software Tools

      We provide end-user software products that businesses use to build their own tailored decisioning applications. In contrast to our packaged Strategy Machine applications developed for specific industry applications, we design our analytic software tools to perform a single function — such as management of the rules and policies an enterprise uses to make decisions — that can be easily integrated within a variety of specialized industry applications. The combination of these tools supports enterprise-wide decision management leveraging data analytics.

      Our suite of tools, known as Fair Isaac Business Science, enables businesses to automate and improve their business decision processes and strategies, creating their own customized decision applications. We use these tools as common software components for our own Strategy Machine offerings. We also partner with third-party providers within given industry markets and with major software companies to imbed our tools within existing applications.

      The principal products offered in fiscal 2003 were software products that enable:

•	Decision Design and Management. Fair Isaac Blaze Advisor and Fair Isaac Blaze Decision System are software tools supporting enterprise-wide decision management. Fair Isaac Blaze Advisor is a rules management tool used to design, develop, execute and maintain rules-based business applications. Fair Isaac Blaze Decision System provides a mechanism for deploying decision strategies and associated predictive analytics into an enterprise’s IT architecture. These tools enable businesses to more quickly develop complex decisioning applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations. Among the users of these tools are 7 of the 10 top companies on the 2003 Fortune 500 list. In September 2003, we released Fair Isaac Blaze Advisor 5.1, which allows clients to use Blaze Advisor, Blaze Decision System and Model Builder for Decision Trees in combination to automate complex decisions.

•	Analytic Model Development. Model Builder for Decision Trees enables the user to create empirical strategies, augmenting the user’s expert judgment by applying data-driven analytics to discover patterns empirically. In designing the steps and criteria of a decision strategy, the user can segment the customer base for targeted action based on the results of different performance measures, and can simulate the performance of the designed strategy. Model Builder for Predictive Analytics takes this data analysis further, enabling the user to develop and deploy sophisticated predictive models for use in automated decisions. Decision Optimizer, a key component in our Strategy Science offering, creates decision models for making optimal decisions across a customer portfolio where business constraints mean that each decision cannot be considered in isolation. The data-driven strategies, predictive models, and decision models produced by these tools can be executed in either Blaze Advisor or Blaze Decision System, or deployed within our Strategy Machines.

COMPETITION

      The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (ERP) and customer relationship management (CRM) packaged solutions providers;

•	business intelligence solutions providers;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

•	managed care organizations; and

•	software tools companies supplying modeling, rules, or analytic development tools.

      We believe that none of our competitors offers the same mix of products as we do, or has the same expertise in predictive analytics. However, certain competitors may have larger shares of particular geographic or product markets.

Scoring Solutions

      In this segment we compete with both outside suppliers and in-house analytics and computer systems departments for scoring business. Major competitors among outside suppliers of scoring models include the three major credit-reporting agencies, which are also our partners in offering our scoring solutions, and also include credit reporting agencies outside the United States. Our FICO scores are used as a part of the credit decision process by the overwhelming majority of U.S. financial institutions to make the credit decisions that impact consumers, and we believe that this provides us an advantage over our competition in this market.

Strategy Machine Solutions

      Products in our Strategy Machine solutions segment help our clients with customer acquisition, origination and management, including fraud management.

      In the customer acquisition market, we compete with our customers’ internal IT departments, Acxiom Corporation, Experian, Harte-Hanks Inc., PeopleSoft and Siebel, among others.

      In the origination market, we compete with American Management Systems Inc., Experian, Automatic Data Processing, Inc., Lightbridge, Inc., Appro Systems, Inc. and First American Credit Management Solutions, Inc. (CMSI), among others.

      In the account management market, we compete with American Management Systems, Inc., Experian, Insurance Services Organization, Inc., Choicepoint, Inc., Lightbridge, Inc., PeopleSoft and Siebel, among others.

      In the fraud solutions market, we mainly compete with Retail Decisions and ACI Worldwide, a division of Transaction Systems Architects, Inc., in the financial services market; ECTel Ltd., Hewlett Packard

Company, Cerebrus Solutions Limited and Neural Technologies in the telecommunications market; CyberSource and ClearCommerce in the online retail market; International Business Machines, Inc. and ViPS, Inc. in the healthcare segment; and SAS Institute Inc., Infoglide Software Corporation, NetMap Analytics LLC and Magnify, Inc. in the property and casualty and workers’ compensation insurance market.

      In the medical bill review market, we mainly compete with Medata and First Health.

      For our direct-to-consumer services that deliver credit scores, credit reports and consumer credit education services, we compete with our credit reporting agency partners and their affiliated companies, as well as from Trilegiant, InterSections and others.

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

Analytic Software Tools

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

MARKETS AND CUSTOMERS

      Our products and services serve clients in multiple industries, including financial services, insurance, retail, telecommunications, healthcare and governmental agencies. During fiscal 2003, end users of our products included more than 90 of the 100 largest banks in the United States, and more than half of the largest 50 banks in the world; more than 70 of the 100 largest credit card issuers in the world, and all 50 of the largest U.S. issuers; more than 400 insurers; more than 150 retailers; more than 80 government or public agencies; and more than 100 telecommunications carriers.

      In addition, our consumer services are marketed to an estimated 190 million U.S. consumers whose credit relationships are reported to the three major credit reporting agencies.

      In the United States, we market our products and services primarily through our own direct sales organization. Sales groups are based in our headquarters and in field offices strategically located both in and outside the United States. We also market our products through indirect channels, including alliance partners and other resellers.

      During fiscal 2003, 2002 and 2001, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 19%, 27% and 27%, respectively.

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

      Revenues from international customers, including end users and resellers, amounted to 21%, 19% and 18% of our total revenues in fiscal 2003, 2002 and 2001, respectively. See Note 18 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

Principal Areas of Expertise

      Predictive Modeling. Predictive modeling identifies and mathematically represents underlying relationships in historical data in order to explain the data and make predictions or classifications about future events. Our models summarize large quantities of data to amplify its value. Predictive models typically analyze current and historical data on individuals to produce easily understood metrics such as scores. These scores rank-order individuals by likely future performance, e.g., their likelihood of making credit payments on time, or of responding to a particular offer for services. We also include in this category models that detect the likelihood of a transaction being fraudulent. Our predictive models are frequently operationalized in mission-critical transactional systems and drive decisions and actions in near real time. A number of analytic methodologies underlie our products in this area. These include proprietary applications of both linear and non-linear mathematical programming algorithms, in which one objective is optimized within a set of constraints, and advanced “neural” systems, which learn complex patterns from large data sets to predict the probability that a new individual will exhibit certain behaviors of business interest.

      Decision Analysis and Optimization. Decision analysis refers to the broad quantitative field that deals with modeling, analyzing and optimizing decisions made by individuals, groups and organizations. Whereas predictive models analyze multiple aspects of individual behavior to forecast future behavior, decision analysis analyzes multiple aspects of a given decision to identify the most effective action to take to reach a desired result. We have developed an integrated approach to decision analysis that incorporates the development of a decision model that mathematically maps the entire decision structure; proprietary optimization technology that identifies the most effective strategies, given both the performance objective and constraints; the development of designed testing required for active, continuous learning; and the robust extrapolation of an optimized strategy to a wider set of scenarios than historically encountered. This technology is behind our Strategy Science solutions.

      Transaction Profiling. Transaction profiling is a patent-protected technique used to extract meaningful information and reduce the complexity of transaction data used in modeling. Many of our products operate using transactional data, such as credit card purchase transactions, or other types of data that change over time. In its raw form, this data is very difficult to use in predictive models for several reasons: First, an isolated transaction contains very little information about the behavior of the individual that generated the transaction. In addition, transaction patterns change rapidly over time. Finally, this type of data can often be highly complex. To overcome these issues, we have developed a set of proprietary techniques that transform raw transactional data into a mathematical representation that reveals latent information, and which make the data more usable by predictive models. This profiling technology accumulates data across multiple transactions of many types to create and update profiles of transaction patterns. These profiles enable our neural network models to efficiently and effectively make accurate assessments of, for example, fraud risk and credit risk within real-time transaction streams.

      Customer Data Integration. Decisions made on customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. We have focused on developing data integration processes that are able to assemble and integrate those disparate data sources into a unified view of the customer or household, through the application of persistent keying technology.

      Decision Management Software. In order to make a decision strategy operational, the various steps and rules need to be programmed or exported into the business’ software infrastructure, where it can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and rules management systems, that perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, user definition of extremely complex decision strategies using GUI interfaces; simultaneous testing of hundreds of decision strategies in test/control mode; high-volume processing and analysis of transactions in real time; and integration of multiple data sources and predictive metrics for improved behavior forecasts and finer segmentation.

Research and Development Activities

      Our research and development expenses were $67.6 million in fiscal 2003, $33.8 million in fiscal 2002, and $28.3 million in fiscal 2001. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

      We have traditionally relied primarily on the internal development of our products. Based on timing and cost considerations, however, we have acquired, and in the future may consider acquiring, technology or products from third parties.

      In some cases, external funding (e.g., government grants) is used to develop initial concepts. For example, we work with the Defense Advanced Research Projects Agency, or DARPA, to develop advanced computational intelligence algorithms to detect patterns in genomic and medical literature data. Another long-term research project is aimed at developing computer models of brain functions in order to develop more intelligent, interactive computing systems and new types of analytic algorithms.

PRODUCT PROTECTION AND TRADEMARKS

      We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights.

      We retain the title to and protect the suite of models and software used to develop scoring models as a trade secret. We also restrict access to our source code and limit access to and distribution of our software, documentation and other proprietary information. We have generally relied upon the laws protecting trade secrets and upon contractual non-disclosure safeguards and restrictions on transferability to protect our software and proprietary interests in our product and service methodology and know-how. Our confidentiality procedures include invention assignment and proprietary information agreements with our employees and independent contractors, and nondisclosure agreements with our distributors, strategic partners and customers. We also claim copyright protection for certain proprietary software and documentation.

      We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit.

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

PERSONNEL

      As of September 30, 2003, we employed 2,355 persons worldwide. Of these, 465 full-time employees were located in our San Rafael, California office, 472 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, and 410 full-time employees were located in our San Diego, California offices. None of our employees is covered by a collective bargaining agreement and no work stoppages have been experienced.

      Information regarding our officers is included in “Executive Officers of the Registrant” at the end of Part I of this report.

      Fair Isaac, FICO, ScoreNet, PreScore, Fair Isaac MarketSmart Decision System, Fair Isaac SmartLink, LiquidCredit, StrategyWare, Capstone, CreditDesk, TRIAD, RoamEx, TelAdaptive, PlacementsPlus, Falcon, MIRA, CompAdvisor, AutoAdvisor, myFICO, Strategy Machine and “It’s just a smarter way to do business” are trademarks or registered trademarks of Fair Isaac Corporation, in the United States and/or in other countries.

Item 2.     Properties

      Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal office is located in San Rafael, California, approximately 15 miles north of San Francisco.

      Our leased properties include:

•	approximately 225,500 square feet of office space in San Rafael, California in three buildings under leases expiring in 2006 or later;

•	approximately 238,000 square feet of office and data processing space in Arden Hills and Minneapolis, Minnesota in five buildings under leases expiring in 2012 or later;

•	approximately 178,500 square feet of office space in San Diego, California in two buildings under leases expiring in 2004 or later; and

•	an aggregate of approximately 395,000 square feet of office and data center space in Alpharetta, GA; Arlington, VA; Atlanta, GA; Baltimore, MD; Birmingham, UK; Brentford, UK; Brookings, SD; Chestnut Hill, MA; Chicago, IL; Coppell, TX; Cranbury, NJ; Emeryville, CA; Englewood, CO; Exton, PA; Golden CO; Irvine, CA; Madrid, Spain; Mooresville, NC; Nanuet, NY; New Castle, DE; New York, NY; Norwalk, CT; Oakbrook Terrace, IL; Paris, France; Petaluma, CA; Reston, VA; San Jose, CA; San Mateo, CA; San Ramon, CA; Sao Paulo, Brazil; Sarasota, FL; Singapore, Singapore; St. Louis, MO; Tokyo, Japan; Toronto, Canada; Walpole, MA; and Warrenville, IL.

      See Note 20 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3.     Legal Proceedings

      We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 3.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers as of September 30, 2003 were as follows:

Name	Positions Held	Age

Thomas G. Grudnowski	December 1999-present, Director, President and Chief Executive Officer of the Company. 1983-1999, Partner, Andersen Consulting.	53

Brett Bachman	September 2003-present, Vice President, Business Science. 1998-2003, President, Chief Operating Officer and Founder, MS2 Inc. 1982-1998, held a variety of positions with system and web management software enterprises, including Informix, Oracle, NeXT and Rational.	48

Chad L. Becker	August 2002-present, Vice President, Account Management, Fraud and Scoring Solutions. 2000-2002, Vice President, Global Financial Services of the Company. 1991-2000, held various other senior and executive positions with the Company.	35

Michael S. Chiappetta	August 2002-present, Vice President, Product Development. 1993-2002, held various senior positions, including Executive Vice President, Analytic Solutions, HNC Software Inc (“HNC”).	39

Russell C. Clark	August 2002-present, Vice President, Finance and Corporate Controller. 2000-2002, held various positions, including Senior Vice President, Corporate Finance, HNC. 1990-2000, held various positions, including Senior Manager in the audit and business advisory services group, with PricewaterhouseCoopers LLP’s Technology Industry Group.	35

Richard S. Deal	January 2001-present, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	36

Sean M. Downs	August 2002-present, Vice President, Healthcare and Insurance Solutions. 1998-2002, held various executive positions, including President, HNC Insurance Solutions, Senior Vice President, Predictive Software Solutions, and Senior Vice President, Strategic Development, HNC. 1990-1998, held various executive positions, including Senior Vice President, Sales and Marketing with Risk Data Corporation.	43

Eric J. Educate	July 2000-present, Vice President, Worldwide Sales. 1999-2000, Vice President of Global Sales, Imation Corporation. 1997-1999, sales executive, EMC Corporation. 1987-1997, held various sales leadership positions with Silicon Graphics.	51

Name	Positions Held	Age

Andrea M. Fike	February 2002-present, Vice President, General Counsel and Secretary of the Company. 2001-2002, Vice President and General Counsel of the Company. 1999-2001, Senior Counsel of the Company. 1998-1999, Partner, Faegre & Benson, LLP. 1989-1997, Associate, Faegre & Benson.	43

W. Thomas McEnery	May 2001-present, Vice President, Marketing of the Company. 1993-2001, Group Director, Fallon Worldwide.	41

William F. Nowacki, Jr.	January 2003-present, Vice President, Professional Services of the Company. 2001-2002, Partner, KJE, LLC. 1999-2000, EVP World-Wide Sales & Services, Armature Ltd. 1996-1998, Director and Chief Executive Officer, Hyperparallel, Inc. 1994-1996, Managing Partner, Americas Professional Services, NCR Corporation. 1991-1993, Principal, The Delaware Group. 1984-1990, Regional Manager, Teradata Corporation.	43

Mark P. Pautsch	August 2000-present, Vice President and Chief Information Officer — Technology Solutions of the Company. 1999-2000, Managing Partner for the CIO Technology Services Organization, Andersen Consulting. 1995-1999, Managing Partner, Teleworks Solution Center. 1979-1995, held various positions with Andersen Consulting.	47

Larry E. Rosenberger	December 1999-present, Vice President, Research and Development — Analytics of the Company. 1991-1999, President and Chief Executive Officer of the Company. 1983-1991, various executive positions with the Company. 1983-1999, a director of the Company. Joined the Company in 1974.	57

Kenneth J. Saunders	August 2002-present, Vice President, Chief Financial Officer of the Company. 2000-2002, Chief Financial Officer and Secretary of HNC. 1999-2000, Vice President and Chief Financial Officer, HNC. 1997-2002, held various financial positions, including Treasurer, Corporate Controller, and Vice President Corporate Finance, with HNC.	42

Steven A. Sjoblad	August 2002-present, Vice President, Consumer Solutions of the Company. 2002-2001, Vice President, Corporate Development of the Company. 1981-2001, Managing Director and President, Fallon McElligott.	54

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the New York Stock Exchange under the symbol: FIC. According to records of our transfer agent, at September 30, 2003, we had 481 shareholders of record of our common stock.

      The following table shows the high and low closing prices for our stock, as listed on the New York Stock Exchange and adjusted to give retroactive effect to the three-for-two stock split effected in June 2002, for each quarter in the last two fiscal years:

	High	Low

Fiscal 2002
October 1 — December 31, 2001	$43.33	$25.19
January 1 — March 31, 2002	$43.67	$31.79
April 1 — June 30, 2002	$44.00	$32.87
July 1 — September 30, 2002	$39.40	$29.48

Fiscal 2003
October 1 — December 31, 2002	$43.74	$29.72
January 1 — March 31, 2003	$50.78	$42.45
April 1 — June 30, 2003	$55.73	$49.10
July 1 — September 30, 2003	$60.95	$49.30

Dividends

      We paid quarterly dividends of 2 cents per share, or 8 cents per year, during the 2003, 2002 and 2001 fiscal years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors. On June 5, 2002 and June 4, 2001, we effected three-for-two common stock splits, each in the form of a stock dividend. All share and per share amounts within this report have been restated to reflect these stock splits.

Item 6.	Selected Financial Data

      On August 5, 2002, we completed our acquisition of HNC Software Inc. (“HNC”), a provider of analytic and decision management software. Results of operations of HNC are included prospectively from the date of acquisition. As a result of this acquisition, and to lesser degrees the Nykamp Consulting Group, Inc. (“Nykamp”) acquisition consummated in December 2001, the Spectrum Managed Care, Inc. (“Spectrum”) acquisition consummated in December 2002, the NAREX Inc. (“NAREX”) acquisition consummated in July 2003, and the Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”) acquisition consummated in September 2003, the comparability of the data below is impacted.

	Fiscal Years Ended September 30,

	2003	2002(1)	2001	2000	1999

	(In thousands, except per share data)
Revenues	$629,295	$392,418	$329,148	$298,630	$277,041
Operating income(2)	174,194	47,112	72,107	44,614	46,375
Income before income taxes	172,140	53,098	76,853	47,070	50,600
Net income	107,157	17,884	46,112	27,631	29,980
Earnings per share:
Basic	$2.23	$0.49	$1.40	$0.86	$0.95
Diluted	$2.12	$0.48	$1.33	$0.84	$0.93
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	At September 30,

	2003	2002	2001	2000	1999

Working capital	$569,510	$337,965	$94,624	$100,694	$55,885
Total assets	1,495,173	1,217,800	317,013	241,288	210,353
Senior convertible notes	400,000	—	—	—	—
Convertible subordinated notes, net of discount	141,364	139,922	—	—	—
Long-term capital lease obligations	—	—	—	—	364
Stockholders’ equity	849,542	973,472	271,772	199,001	156,499

(1)	Results of operations for fiscal 2002 include a $40.2 million charge associated with the write-off of in-process research and development in connection with the HNC acquisition and $7.2 million in restructuring and other acquisition-related charges.

(2)	Includes amortization of goodwill prior to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on October 1, 2002.

      In April 2002 and May 2001, our Board of Directors authorized three-for-two stock splits, each effected in the form of a stock dividend, with cash paid in lieu of fractional shares. As a result of the two stock splits, stockholders of record at the close of business on May 15, 2002 and May 14, 2001, respectively, received an additional share of Fair Isaac stock for every two shares owned, which was distributed on June 5, 2002 and June 4, 2001, respectively. All share and earnings per share amounts have been restated to reflect these two stock splits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

      We are a leader in enterprise decision management, providing analytic, software and data management products and services that enable businesses to automate and improve their decisions. Our predictive modeling, decision analysis, intelligence management, decision management systems and consulting services power billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure of credit risk, to manage their financial health.

      Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the year ended September 30, 2003, 82% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues are derived from transactional-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

      On August 5, 2002, we completed our acquisition of HNC, a provider of analytic and decision management software. Results of operations of HNC are included prospectively from the date of acquisition. As a result of this acquisition, and to lesser degrees the Nykamp acquisition consummated in December 2001, the Spectrum acquisition consummated in December 2002, the NAREX acquisition consummated in July 2003, and the Diversified HealthCare Services acquisition consummated in September 2003, our financial results during the year ended September 30, 2003, are not directly comparable to those during the years ended September 30, 2002 and 2001.

      Our reportable segments are: Scoring Solutions, Strategy Machine Solutions, Professional Services and Analytic Software Tools. Our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2003, 2002 and 2001 are set forth in Note 18 to the accompanying consolidated financial statements.

Revenues

      The following table displays (a) the percentage of revenues by segment and (b) the percentage change in segment revenues from the prior fiscal year for the fiscal periods indicated. Segment information for fiscal 2002 and 2001 has been restated to conform to fiscal 2003 presentation.

				Period-to-Period
				Percentage
				Change
	Percentage of Revenues
	Fiscal Year			2003	2002
				to	to
Segment	2003	2002	2001	2002	2001

Scoring Solutions	22%	33%	38%	6%	3%
Strategy Machine Solutions	60%	48%	49%	100%	18%
Professional Services	13%	16%	11%	34%	69%
Analytic Software Tools	5%	3%	2%	148%	83%

Total Revenues	100%	100%	100%	60%	19%

      Total revenues increased by $236.9 million from $392.4 million during fiscal 2002 to $629.3 million during fiscal 2003, which included a $4.8 million increase in revenues that resulted from our three fiscal 2003 acquisitions as well as increases attributable to products and services previously offered by HNC as discussed below. Scoring Solutions segment revenues increased by $8.0 million from $128.0 million during fiscal 2002 to $136.0 million during fiscal 2003, primarily due to a $6.0 million increase in PreScore service revenues and a $4.7 million increase in revenues derived from risk scoring services at the credit reporting agencies, partially offset by a $2.7 million net decrease in various other product revenues. The increase in PreScore revenues was attributable primarily to a higher level of marketing efforts by credit card issuers. The growth in risk scoring services resulted primarily from increased sales of scores for account review as well as mortgage origination and refinancing. During fiscal 2003 and 2002, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 19% and 27%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments. Strategy Machine Solutions segment revenues increased by $190.4 million from $190.2 million during fiscal 2002 to $380.6 million during fiscal 2003, primarily due to a $159.9 million increase in revenues derived from products and services previously offered by HNC, a $11.2 million increase in revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, a $9.2 million increase in Strategy Science revenues, a $6.9 million increase in TRIAD revenues and a $3.2 million net increase in various other product revenues. The increase in consumer score services revenue was attributable primarily to an increase in customer volume. The increase in Strategy Science revenues was principally due to increases in transactional-based revenues resulting from the growth of our Strategy Science customer base as well as increases in gain-share revenues from this customer base. The increase in Strategy Science revenues also included $4.5 million in fees associated with perpetual licensing of preconfigured strategies to customers who had previously licensed the strategies on a transactional, service basis. The increase in TRIAD revenues was attributable primarily to an increase in perpetual license sales and an increase in transactional volume associated with our processor account management services period over period. Fiscal 2003 revenues also include $2.6 million of Falcon perpetual license fees related to the integration of licensing rights in connection with client acquisition activity and superseding transactional license fee arrangements. Professional Services segment revenues increased by $21.4 million from $62.6 million during fiscal 2002 to $84.0 million during fiscal 2003, primarily due to increased revenues of $23.2 million resulting from the acquisition of HNC, partially offset by a $1.8 million net decrease associated with various other professional service offerings. Analytic Software Tools segment revenues increased by $17.2 million from $11.6 million during fiscal 2002 to $28.8 million during fiscal 2003, primarily due to a $15.7 million increase in revenues derived from products previously offered by HNC and a $3.3 million increase from Strategy Science software products in connection with the perpetual licensing of preconfigured strategies to customers who had previously licensed the strategies on a transactional, service basis, partially offset by a $1.8 million net decrease in revenues associated with various other products.

      Total revenues increased by $63.3 million from $329.1 million during fiscal 2001 to $392.4 million during fiscal 2002. Scoring Solutions segment revenues increased by $4.0 million from $124.0 million during fiscal 2001 to $128.0 million during fiscal 2002, primarily due to a $6.4 million increase in revenues derived from risk and insurance scoring services at the credit reporting agencies and a $0.6 million net increase in other product revenues, partially offset by a $3.0 million decrease in PreScore and ScoreNet services. The growth in risk scoring services resulted primarily from increased sales of scores for account review and increased online scores for auto financing, as well as for mortgage originations and refinancing. During both fiscal 2002 and 2001, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 27% of our total revenues, including revenues from these customers that are recorded in our other segments. Strategy Machine Solutions segment revenues increased by $28.4 million from $161.8 million during fiscal 2001 to $190.2 million during fiscal 2002, primarily due to the addition of $28.2 million of revenues derived from products and services previously offered by HNC, an $8.0 million increase in revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, partially offset by a $4.8 million decrease in MarketSmart Decision System revenues and a $3.0 million net decrease in various other product revenues. The increase in consumer score services revenue was attributable primarily to an increase in customer volume. The decrease in MarketSmart Decision System revenues was attributable primarily to a decline in customer transaction volumes. Professional Services segment revenues increased by $25.6 million from $37.0 million during fiscal 2001 to $62.6 million during fiscal 2002, primarily due to a $6.0 million increase in revenues resulting from the acquisition of HNC, a $5.4 million increase in Strategy Science development revenues, a $3.4 million increase in TRIAD implementation revenues and a $10.8 million net increase associated with various other professional service offerings. Analytic Software Tools segment revenues increased by $5.3 million from $6.3 million during fiscal 2001 to $11.6 million during fiscal 2002, primarily due to the addition of $3.1 million in Blaze Advisor revenues previously offered by HNC, a $2.5 million increase in Blaze Decision System revenues, offset by a $0.3 million net decrease in revenues associated with various other products. The increase in Blaze Decision System revenues was attributable to an increase in perpetual license sales.

      Revenues derived from clients outside the United States totaled $133.6 million, $76.2 million and $60.0 million in fiscal 2003, 2002 and 2001, respectively, representing 21%, 19% and 18% of total consolidated revenues in each of these years.

Operating Expenses and Other Income (Expense)

      The following table sets forth for the fiscal periods indicated (a) the percentage of revenues represented by certain line items in our accompanying consolidated statements of income and (b) the percentage change in the amount of each such line item from the prior fiscal year.

				Period-to-Period
				Percentage
				Change
	Percentage of Revenues
	Fiscal Year			2003	2002
				to	to
	2003	2002	2001	2002	2001

Revenues	100%	100%	100%	60%	19%
Operating expenses:
Cost of revenues	39%	44%	44%	43%	16%
Research and development	11%	9%	9%	100%	19%
Selling, general and administrative	20%	22%	24%	43%	12%
Amortization of intangible assets	2%	1%	1%	215%	109%
In-process research and development	—	10%	—	(100)%	100%
Restructuring and merger-related	—	2%	—	(65)%	100%

Total operating expenses	72%	88%	78%	32%	34%

Operating income	28%	12%	22%	270%	(35)%

Interest income	1%	2%	2%	18%	10%
Interest expense	(2)%	—	—	621%	—
Other income (expense), net	—	—	—	—	—

Income before income taxes	27%	14%	23%	224%	(31)%
Provision for income taxes	10%	9%	9%	85%	15%

Net income	17%	5%	14%	499%	(61)%

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

      The fiscal 2003 over fiscal 2002 increase in cost of revenues was principally due to the HNC acquisition. Cost of revenues, as a percentage of revenues, decreased during fiscal 2003 as compared to 2002. This percentage decrease was attributable primarily to the addition of higher margin product offerings from the HNC acquisition, including Falcon Fraud Manager, Capstone Decision Manager, RoamEx and Blaze Advisor, an increase in higher margin Strategy Science and Decision Optimizer revenues, an increase in high margin TRIAD perpetual license sales and higher margins achieved by our consumer score services through myFICO.com due to increased revenues and related cost efficiencies.

      The fiscal 2002 over 2001 increase in cost of revenues was principally due to the acquisition of the Nykamp and HNC businesses and to an increase in direct materials expenses associated with our consumer score services through myFICO.com, offset by a reduction in the use of outside consultants and contractors that are relatively more expensive than internal resources. Cost of revenues, as a percentage of revenues, was consistent between fiscal 2002 and 2001.

     Research and Development

      Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software tools.

      The fiscal 2003 over fiscal 2002 increase in research and development expenses was principally due to the HNC acquisition. Research and development expenses, as a percentage of revenues, increased in fiscal 2003 as compared to fiscal 2002. This percentage increase was attributable primarily to a higher level of research and development efforts associated with product lines acquired from HNC. Research and development expenses as a percentage of revenues were consistent between fiscal 2002 and fiscal 2001. We anticipate that research and development expenditures in future periods, as a percentage of revenue, will be consistent with fiscal 2003 levels.

     Selling, General and Administrative

      Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

      The fiscal 2003 over fiscal 2002 increase in selling, general and administrative expenses was principally due to the HNC acquisition. Selling, general and administrative expenses, as a percentage of revenues, decreased in fiscal 2003 as compared to fiscal 2002. This percentage decrease was attributable primarily to personnel and other general and administrative cost efficiencies achieved by the HNC acquisition, offset partially by a $2.5 million increase in our provision for doubtful accounts and a $2.3 million increase in media expenditures.

      Selling, general and administrative expenses, as a percentage of revenues, decreased in fiscal 2002 as compared to fiscal 2001. This percentage decrease was attributable primarily to a reduction in personnel, consulting, sales commission, conference and trade show expenses, offset in part by increased personnel and other expenses resulting from the HNC acquisition during fiscal 2002.

     Amortization of Intangible Assets

      Amortization of intangible assets consists of amortization expense that we have recorded on intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Effective October 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and accordingly, ceased the amortization of goodwill and indefinite-lived intangible assets. Amortization expense in fiscal 2003 totaled $13.8 million as compared to amortization expense of $4.4 million in fiscal 2002. The increase is attributable primarily to the incremental amortization of intangible assets recorded in connection with the HNC acquisition in August 2002, and to a lesser degree the full year of amortization of intangible assets resulting from our acquisition of assets from Nykamp in December 2001, the nine months of amortization of intangible assets resulting from our acquisition of assets from Spectrum in December 2002, the two months of amortization of intangible assets resulting from our acquisition of assets from NAREX in July 2003, and the partial month of amortization of intangible assets resulting from our acquisition of assets from Diversified HealthCare Services in September 2003.

      Amortization expense in fiscal 2002 totaled $4.4 million as compared to amortization expense of $2.1 million in fiscal 2001. The increase in fiscal 2002 is attributable primarily to the incremental amortization of intangible assets recorded in connection with the HNC acquisition on August 5, 2002, and to a lesser degree the amortization of intangible assets resulting from our acquisition of assets from Nykamp in December 2001.

      Our definite-lived intangible assets are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over periods ranging from two to fifteen years.

     In-process Research and Development

      During fiscal 2002, we recorded in-process research and development (IPR&D) expense of $40.2 million in connection with our acquisition of HNC. No IPR&D was recorded in connection with our fiscal 2003 acquisitions as we did not acquire any in-process technology. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. The classification of the technology as complete or under development was made in accordance with the guidelines of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Financial Accounting Standards Board Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. In addition, the Fair Value, as defined below, of the IPR&D projects was determined in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

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

     Restructuring and Merger-related

      During fiscal 2002, in connection with our acquisition of HNC, we incurred charges totaling $7.2 million, consisting of the following: (i) $5.0 million in restructuring charges, including $3.2 million in charges associated with our abandonment of a Fair Isaac facility lease concurrent with the acquisition, representing future cash obligations under the lease net of estimated sublease income, and $1.8 million in severance costs associated with a reduction in Fair Isaac staff in connection with the acquisition, and (ii) $2.2 million in other non-recurring acquisition related costs, consisting primarily of retention bonuses earned through September 30, 2002 by employees with future severance dates and employee outplacement costs.

      During fiscal 2003, we incurred HNC-related merger expenses totaling $2.5 million, consisting primarily of retention bonuses. No such amounts were recorded in fiscal 2001.

     Interest Income

      Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. Interest income increased to $7.5 million in fiscal 2003, as compared to $6.4 million for fiscal 2002 and $5.8 million in fiscal 2001. The increases were attributable primarily to higher average cash and investment balances, principally resulting from our acquisition of HNC on August 5, 2002, an increase in cash proceeds from stock option exercises, and $391.5 million in net proceeds from the issuance of our 1.5% Senior Convertible Notes in August 2003, partially offset by increases in our repurchases of common stock and lower interest and investment income yields due to market conditions.

     Interest Expense

      On August 6, 2003, we issued $400.0 million of 1.5% Senior Convertible Notes (the “Senior Notes”) that mature in August 2023. Interest expense on the Senior Notes recorded by us, including amortization of debt issuance costs, totaled $1.3 million during fiscal 2003.

      As a result of the HNC acquisition and subsequent merger of the HNC entity into Fair Isaac, we became the issuer of $150.0 million in 5.25% Convertible Subordinated Notes (the “Subordinated Notes”) due in September 2008. The Subordinated Notes were recorded at their fair value of $139.7 million on the acquisition date, as determined based on their quoted market price, which resulted in our recognition of a $10.3 million note discount. The carrying amount of the Subordinated Notes is being accreted to $150.0 million over their remaining term using the effective interest method, resulting in an effective interest rate of approximately 6.64% per annum. Interest expense on the Subordinated Notes recorded by us totaled $9.3 million and $1.5 million during fiscal 2003 and 2002, respectively.

     Other Income (Expense), Net

      Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items. Other income, net totaled $1.0 million in fiscal 2003 as compared to $1.1 million in fiscal 2002. The decrease in other income, net is attributable primarily to a $1.9 million decrease in gains recorded from the sale of marketable securities during fiscal 2003 as compared to fiscal 2002, partially offset by the non-recurrence of a $1.1 million loss associated with the impairment and write-off of an equity investment recorded during fiscal 2002 and to a $0.7 million increase in foreign exchange rate gains recorded during fiscal 2003 as compared to fiscal 2002.

      Other income, net totaled $1.1 million in fiscal 2002 as compared to other expense, net of $1.0 million in fiscal 2001. Other income, net in fiscal 2002 includes $2.7 million in realized gains on the sale of investments, whereas investment gains/losses were insignificant in fiscal 2001.

     Provision for Income Taxes

      Our effective tax rate was 37.75%, 66.3% and 40.0% in fiscal 2003, 2002 and 2001, respectively. The fiscal 2003 over 2002 decrease was principally due to the non-recurrence of a $40.2 million non-deductible IPR&D charge. The fiscal 2002 over 2001 increase was principally due to the $40.2 million non-deductible IPR&D charge, offset by the reduction of the valuation allowance on capital loss carryovers and to the increased availability of research and development tax credits. The fiscal 2002 effective tax rate, excluding the IPR&D adjustment, would have been 37.7%.

     Operating Income

      Operating income increased from $47.1 million in fiscal 2002 to $174.2 million in fiscal 2003. This increase was attributable primarily to the HNC acquisition, including the non-recurrence of the $40.2 million IPR&D charge, a $4.7 million decrease in 2003 related to merger-related expenses, and to a lesser degree, increased revenues and operating income associated with legacy Fair Isaac product offerings. At the segment level, the increase in operating income was attributable primarily to a $63.5 million increase in segment operating income within our Strategy Machine Solutions segment, and to a lesser degree increased segment operating income within our Professional Services, Scoring Solutions and Analytic Software Tools segments of $11.1 million, $4.2 million, and $3.4 million, respectively. The increase in Strategy Machine Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins, principally as a result of additional revenues derived from products and services previously offered by HNC, but also by the increase in revenues derived from consumer score services through myFICO.com and strategic alliance partners’ web sites, an increase in Strategy Science revenues and an increase in TRIAD revenues. HNC merger-related cost efficiencies also contributed to the increase in Strategy Machine Solutions segment operating income. The increase in Professional Services segment operating income was driven primarily by the increase in segment revenues, including those derived from legacy HNC services as well as an increase in higher margin professional service revenues associated with legacy Fair Isaac product offerings. The increase in Scoring Solutions segment operating income was driven primarily by an increase in PreScore revenues and by an increase in revenues derived from risk scoring services at the credit reporting agencies. The increase in Analytic Software Tools segment operating income was driven primarily by the addition of higher margin Blaze Advisor revenues previously offered by HNC and by the increase in higher margin Decision Optimizer software license revenues.

      Operating income decreased from $72.1 million for fiscal 2001 to $47.1 million for fiscal 2002. This decrease was attributable primarily to the $40.2 million IPR&D charge and $7.2 million in other merger-related costs recorded in connection with the HNC acquisition. Excluding these charges, operating income in fiscal 2002 increased by $22.4 million. At the segment level, the increase in operating income was attributable to increased segment operating income within our Strategy Machine Solutions, Scoring Solutions, and Analytical Software Tools segments of $11.9 million, $11.6 million and $2.6 million, respectively, partially offset by a $3.7 million decrease in segment operating income within our Professional Services segment. The increase in Strategy Machine Solutions segment operating income was driven primarily by the increase in revenues from consumer score services through myFICO.com and strategic alliance partners’ web sites, as well as additional revenues derived from products and services previously offered by HNC. The increase in Scoring Solutions segment operating income was driven primarily by an increase in revenues derived from risk scoring services at the credit reporting agencies. The increase in Analytic Software Tools segment operating income was due primarily to an increase in higher margin Blaze Decision System and Blaze Advisor revenues in fiscal 2002, the latter of which resulted from the HNC acquisition. The decrease in the Professional Services segment operating income resulted primarily from the acquisitions of Nykamp and HNC, which contributed to lower professional services margins in fiscal 2002, offset by the increase in professional service revenue contributions from these acquisitions.

     Stock-based Compensation

      We have stock-based employee compensation plans, which are described more fully in Notes 1 and 17 to the accompanying consolidated financial statements. We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

      We recorded stock-based compensation expense of $3.0 million, $1.4 million and $1.0 million during fiscal 2003, 2002 and 2001, respectively. This expense is recorded in cost of revenues, research and development, and selling, general and administrative expense. The fiscal 2003 over fiscal 2002 increase is primarily due to a $1.0 million incremental increase related to a full year of amortization of deferred compensation related to 156,700 shares of restricted common stock granted during fiscal 2002, which vest in 25% increments at each annual anniversary from the grant date. We are amortizing this deferred compensation on a straight-line basis over the total four-year vesting period. The additional $0.6 million increase is due a full year of amortization of deferred compensation related to the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of the HNC acquisition. This deferred compensation is being amortized on a straight-line basis over the vesting period of the options.

      The fiscal 2002 over fiscal 2001 increase is primarily due to amortization of $0.2 million of deferred compensation on the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of the HNC acquisition. The additional $0.2 million increase is due to amortization of deferred compensation on the shares of restricted common stock granted during fiscal 2002.

Capital Resources and Liquidity

      Our working capital at September 30, 2003 and 2002 totaled $569.5 million and $338.0 million, respectively. The increase in working capital year over year is attributable primarily to a $224.1 million increase in cash and cash equivalents and short-term marketable securities, and an aggregate $7.4 million increase in other net working capital accounts. The increase in cash and cash equivalents and short-term marketable securities is principally due to the $391.5 million in net proceeds from issuance of the Senior Notes in August 2003, net cash provided by operating and other financing activities during fiscal 2003, as described below, partially offset by the use of $331.6 million for stock repurchases.

      The increase in other net working capital balances consisted primarily of a $12.0 million increase in net receivables, a $10.9 million decrease in other accrued liabilities, a $2.3 million decrease in accrued compensation and employee benefits, offset by a $8.4 million increase in deferred revenue, a $7.7 million increase in accounts payable, a $1.2 million decrease in deferred income taxes, and a $0.5 million decrease in prepaid expenses and other current assets. The increase in net receivables was attributable primarily to an increase in revenues during the quarter ended September 30, 2003, as compared to the quarter preceding September 30, 2002, partially offset by an increase in our allowance for doubtful accounts. The decrease in other accrued liabilities was attributable primarily to a reduction in HNC merger-related accruals, partially offset by an increase in income taxes payable. The decrease in accrued compensation and employee benefits was attributable primarily to a decrease in accrued incentive compensation. The increase in deferred revenue was attributable primarily to an increase in customer prepayments. The increase in accounts payable was attributable primarily to the timing of vendor disbursements and to a lesser degree the acquisitions of NAREX and Diversified HealthCare Services.

      Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $103.1 million in fiscal 2002 to $174.6 million in fiscal 2003, reflecting an increase in net earnings before non-cash charges and the effect of other net working capital changes, as discussed herein. Net cash provided by operating activities increased from $70.5 million in fiscal 2001 to $103.1 million in fiscal 2002, reflecting primarily an increase in net earnings before merger-related IPR&D and other non-cash charges, partially offset by the effect of net working capital changes excluding the impact of the HNC and Nykamp acquisitions.

      Net cash used in investing activities totaled $153.9 million in fiscal 2003, compared to net cash provided by investing activities of $92.5 million in fiscal 2002, and net cash used in investing activities of $98.1 million in fiscal 2001. The increase in net cash used in investing activities during fiscal 2003 as compared to fiscal 2002 is attributable primarily to a $189.1 million decrease in net cash and cash equivalents acquired in acquisitions, net of cash paid, period over period, a $65.5 million increase in purchases of marketable securities, net of sales and maturities, and $0.5 million in cash paid for a cost-method investment in the current year period only, offset by a $5.1 million reduction in property and equipment purchases and the receipt of $3.6 million in cash proceeds from the sale of a product line in the current period. The increase in cash flows provided by investing activities in fiscal 2002 as compared to fiscal 2001 is attributable primarily to the $143.1 million of cash and cash equivalents acquired in the HNC acquisition, a $49.5 million reduction in purchases of marketable securities, net of proceeds from sales and maturities, a $0.6 million reduction in property and equipment purchases, partially offset by $2.6 million of cash paid to effect the Nykamp acquisition in fiscal 2002.

      Net cash provided by financing activities totaled $132.0 million in fiscal 2003, compared to net cash used in financing activities of $123.4 million in fiscal 2002 and net cash provided by financing activities of $12.7 million in fiscal 2001. The increase in net cash provided by financing activities during fiscal 2003 as compared to fiscal 2002 is attributable primarily to the $391.5 million in net proceeds from issuance of the Senior Notes, a $52.3 million increase in proceeds from issuances of common stock year over year, partially offset by the use of $331.6 million in cash to repurchase common stock in fiscal 2003, as compared to the use of $144.4 million to repurchase common stock in fiscal 2002, and a $1.3 million increase in dividends paid year over year. The increase in net cash used in financing activities in fiscal 2002, as compared to fiscal 2001, is attributable primarily to the $144.4 million in cash to repurchase common stock in fiscal 2002, as compared to the use of $19.9 million to repurchase common stock in fiscal 2001, a $10.6 million decrease in proceeds from issuances of common stock, and to a $1.3 million increase in dividends paid year over year.

      From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2003, 2002 and 2001, we expended $331.6 million, $144.4 million and $19.9 million, respectively, in connection with our repurchase of common stock under such programs. In November 2003, our Board of Directors approved a new common stock repurchase program allowing us to purchase up to 1.5 million shares of our common stock from time to time in the open market and in negotiated transactions. No shares have been repurchased under this new program.

      We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2003, 2002 and 2001. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

      On August 6, 2003, we issued $400.0 million of the Senior Notes. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $65.9288 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 15.1679 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the 5 consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate, subject to certain limitations; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions.

      The Senior Notes are senior unsecured obligations of Fair Isaac and rank equal in right of payment with all of our unsecured and unsubordinated indebtedness. The Senior Notes are effectively subordinated to all of our existing and future secured indebtedness and existing and future indebtedness and other liabilities of our subsidiaries. The Senior Notes bear regular interest at an annual rate of 1.5%, payable on August 15 and February 15 of each year, beginning February 15, 2004 through August 15, 2008. Beginning August 15, 2008, regular interest will accrue at the rate of 1.5%, and be due and payable upon the earlier to occur of redemption, repurchase, or final maturity. In addition, the Senior Notes bear contingent interest during any six-month period from August 15 to February 14 and from February 15 to August 14, commencing with the six-month period beginning August 15, 2008, if the average trading price of the Senior Notes for the five trading day period immediately preceding the first day of the applicable six-month period equals 120% or more of the sum of the principal amount of, plus accrued and unpaid regular interest on, the Senior Notes. The amount of contingent interest payable on the Senior Notes in respect of any six-month period will equal 0.25% per annum of the average trading price of the Senior Notes for the five trading day period immediately preceding such six-month period.

      We may redeem for cash all or part of the Senior Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of their Senior Notes on August 15, 2007, August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Notes being repurchased, plus accrued and unpaid interest.

      We are the issuer of $150.0 million of the Subordinated Notes. The Subordinated Notes are convertible into shares of Fair Isaac common stock at a conversion rate of approximately 18.02 shares of Fair Isaac common stock per $1,000 principal amount of the Subordinated Notes, subject to anti-dilution adjustment. The Subordinated Notes are general unsecured obligations of Fair Isaac and are subordinated in right of payment to all existing and future senior indebtedness of Fair Isaac. Interest on the Subordinated Notes is payable on March 1 and September 1 of each year until maturity. We may redeem the Subordinated Notes on or after September 5, 2004, or earlier if the price of Fair Isaac common stock reaches certain levels. If we redeem the Subordinated Notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture.

      We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20.0 million and other specified limits. As of September 30, 2003, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of September 30, 2003, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. As of September 30, 2003, this credit facility also served to collateralize contracts to sell certain currencies aggregating $7.6 million, entered into by us pursuant to our hedging program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility.

      As of September 30, 2003, we had $660.7 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the current decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

      We are a limited partner in Azure Venture Partners I, L.P. (“Azure”), a venture capital investment management fund, and are committed to invest an additional $1.4 million into this fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. The most recent capital call required us to invest an additional $0.5 million into this fund in May 2003. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2004.

      The following is a summary of our contractual obligations as of September 30, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total

	(In thousands)
Senior Notes(1)	$—	$—	$—	$—	$—	$400,000	$400,000
Subordinated Notes(2)	—	—	—	—	150,000	—	150,000
Operating lease obligations	22,355	20,217	18,710	16,748	15,614	56,411	150,055
Mainframe service agreement	6,598	517	—	—	—	—	7,115
Azure cost-method investment capital call(3)	1,413	—	—	—	—	—	1,413

Total commitments	$30,366	$20,734	$18,710	$16,748	$165,614	$456,411	$708,583

(1)	$400.0 million represents the aggregate principal amount of the Senior Notes. Refer to Note 9 to our accompanying consolidated financial statements for more detailed information regarding the Senior Notes.

(2)	$150.0 million represents the aggregate principal amount of the Subordinated Notes. Refer to Note 10 to our accompanying consolidated financial statements for more detailed information regarding the Subordinated Notes.

(3)	We are committed to invest an additional $1.4 million into the Azure fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2004.

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

      We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

      Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the normal pricing practices for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

      When software licenses are sold together with implementation or consulting services, license fees are recognized upon delivery provided that the above criteria are met, payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized using contract accounting as described below.

      If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If an arrangement provides allows for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

      Revenues from post-contract customer support services, such as software maintenance, are recognized on a straight-line basis over the term of the support period. The majority of our software maintenance agreements provide technical support as well as unspecified software product upgrades and releases when and if made available by us during the term of the support period.

      Revenues recognized from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed, provided persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

      Transactional-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

      We provide consulting, training, model development and software integration services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we apply the percentage-of-completion method of contract accounting to determine progress towards completion. In such instances, management is required to estimate the input measures, generally based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we apply the completed contract method of accounting and defer the associated revenue until the contract is completed.

      Revenue determined by the percentage-of-completion method in excess of contract billings is recorded as an unbilled receivable. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Billings collected in advance of performance and recognition of revenue under contracts are recorded as deferred revenue.

      In certain of our non-software arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple element arrangements incorporate the design and development of data management tools or systems and an ongoing obligation to manage, host or otherwise run solutions for our customer. Such arrangements are divided into separate units of accounting provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

      We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

Allowance for Doubtful Accounts

      We make estimates regarding the collectibility of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we closely analyze specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment cycles. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required.

Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

      Our business acquisitions typically result in the recognition of goodwill and other intangible assets, and in certain cases one-time charges associated with the write-off of in-process research and development, which affect the amount of current and future period charges and amortization expense. The determination of the value of these components of a business combination, as well as associated asset useful lives, requires management to make various estimates and assumptions. Estimates using different, but each reasonable, assumptions could produce significantly different results.

      We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of goodwill. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002, and as a result have ceased amortization of goodwill. As required by SFAS No. 142, we have determined that our reporting units are the same as our reportable segments. In addition, we were required to assess whether goodwill within our reporting units was impaired at the date of the adoption of this statement using a two-step transitional impairment test. We completed the first step during fiscal 2003, and determined that goodwill was not impaired on October 1, 2002. Accordingly, we were not required to complete the second step of the impairment test. We selected the fourth quarter to perform our annual goodwill impairment test, and determined that goodwill was not impaired as of July 1, 2003. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We believe that the assumptions and estimates utilized were appropriate based on the information available to management.

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

Risks Related to Our Business

We derive a substantial portion of our revenues from a small number of products and services, and our revenue will decline if the market does not continue to accept these products and services.

      We expect that revenues from some or all of our Falcon Fraud Manager, Decision Manager for Medical Bill Review, Outsourced Bill Review and account management products and services, and our agreements with TransUnion, Equifax and Experian, will account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

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

We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our business, and our future revenues and operating income could decline if the terms of these relationships change.

      Most of our customers are relatively large enterprises, such as banks, insurance companies, healthcare firms, retailers and telecommunications carriers. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. We also derive a substantial portion of our revenues and operating income from contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. These contracts accounted for 19% of our revenues in fiscal 2003. The loss of any major customer, the loss of a relationship with one of the major credit reporting agencies or the delay of significant revenue from these customers or credit reporting agencies, could have a material adverse effect on our revenues and results of operations.

Defects, failures and delays associated with our introduction of new products could seriously harm our business.

      Significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, potential product liability claims and increased service and support costs and warranty claims.

Our future revenues may be uncertain because of reliance on third parties for marketing and distribution.

      Our Scoring Solutions segment and Strategy Machine Solutions segment rely on distributors, including with respect to our Scoring Solutions segment, TransUnion, Equifax and Experian, and we intend to continue to market and distribute our products through existing and future distributor relationships. Failure by our existing and future distributors to generate significant revenues or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition. In addition, distributors may become our competitors with respect to the products they distribute either by developing a competitive product themselves or by distributing a competitive offering. For example, credit reporting agencies may evaluate and seek to distribute or acquire alternative vendors’ prepaid products that compete with our products. Competition from existing and future distributors or other sales and marketing partners could significantly harm sales of our products.

Our share price will fluctuate as a result of several factors, including changes in our revenues and operating results.

      The market price of our common shares may be volatile and could be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. With respect to our revenues and operating results, we believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Most of our operating expenses will not be affected by short-term fluctuations in revenues; thus, short-term fluctuations in revenues may significantly impact operating results. Additional factors that will cause our share price to fluctuate include the following:

•	variability in demand from our existing customers;

•	failure to meet the expectations of market analysts;

•	changes in recommendations by market analysts;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increase the likelihood of short term fluctuation in revenues;

•	consumer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive conditions in the consumer credit, financial services and insurance industries;

•	fluctuations in domestic and international economic conditions;

•	our ability to complete large installations on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.

      In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies, and these fluctuations sometimes have been unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions may adversely affect the market price of our common shares.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle.

      We cannot forecast our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales to expected customers will occur. The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle to license our products can typically range from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This has contributed, and we expect it to continue to contribute, to fluctuations in our operating results.

We typically have back-ended quarters.

      Significant portions of our quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final week of that month. Prior to the very end of any quarter, we must rely on our forecasts of revenue for planning, modeling and other purposes. However, forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. Consequently, a significant discrepancy between actual results and sales forecasts could cause us to improperly plan or budget and thereby adversely affect our business, financial condition or results of operations. Any publicly-stated revenue or earnings projections by us are especially subject to this risk.

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

Failure or inability to obtain data from our customers or others could harm our business.

      We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products, including our consumer credit, financial services, predictive modeling, decision analysis, intelligence management, credit card fraud control and profitability management, loan underwriting and insurance products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances agree to provide us the data we require to analyze transactions, report results and build new models. If we fail to maintain good relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers, we could lose access to required data and our products might become less effective. In addition, our Decision Manager for Medical Bill Review products uses data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

We may incur risks related to acquisitions or significant investment in businesses.

      We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses, which include:

•	the possibility that we will pay more than the acquired companies or assets are worth;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential product liability associated with the sale of the acquired companies’ products;

•	the potential disruption of our ongoing business;

•	the potential dilution of our existing stockholders and earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	the distraction of management from our ongoing business; and

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel.

      These factors could harm our business, financial condition or results of operations, particularly in the event of a significant acquisition.

We will continue to rely upon proprietary technology rights, and if we are unable to protect them, our business could be harmed.

      Our success will depend, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. This protection of our proprietary technology is limited, and our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition or results of operations.

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

      With recent developments in the law that permit patenting of business methods, we expect that products in the industry segments in which we compete, including software products, will increasingly be subject to claims of patent infringement as the number of products and competitors in our industry segments grow and the functionality of products overlaps. We may need to defend claims that our products infringe patent, copyright or other rights, and as a result may:

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

      Our business requires the appropriate and secure utilization of consumer and other sensitive information. Internet-based, electronic commerce requires the secure transmission of confidential information over public networks and several of our products are accessed through the Internet, including our consumer services accessible through the www.myFICO.com website. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, financial condition or results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our netsourced products, consumer services and proprietary database information.

Protection from system interruptions is important to our business, and a sustained interruption of our telecommunication systems could harm our business.

      System interruptions could delay and disrupt our products and services, cause harm to our business and reputation and result in loss of customers. These interruptions include fires, floods, earthquakes, power losses, telecommunication failures and other events beyond our control. It is particularly important for us to protect our data centers against damage from these events. The on-line services we provide are dependent on links to telecommunication providers, and we believe we have taken reasonable precautions to protect our data centers or any failure of our telecommunications links from events that could interrupt our operations. Any sustained system interruption could materially adversely affect our ability to meet our customers’ requirements, which could harm our business, financial condition or results of operations.

Risks Related to Our Industry

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

      Our competitors may be able to sell products competitive to ours at lower prices individually or as part of integrated suites of several related products. This ability may cause our customers to purchase products of our competitors that directly compete with our products. Price reductions by our competitors could negatively impact our margins, and could also harm our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms.

Government regulations that apply to us or to our customers may expose us to liability, or render our products obsolete.

      Legislation and governmental regulation affects how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer consumer initiatives are affected by regulation, including the following significant regulatory areas:

•	federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA;

•	regulation designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act, or ECOA;

•	privacy law, including but not limited to the provisions of the Financial Services Modernization Act of 1999, or FSMA, the Health Insurance Portability and Accountability Act of 1996;

•	regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

•	insurance regulations related to our insurance products;

•	consumer protection laws, such as federal and state statutes governing the use of the Internet and telemarketing; and

•	regulations of foreign jurisdictions on our international operations, including the European Union’s Privacy Directive.

      In making credit evaluations of consumers, performing fraud screening or user authentication, our customers are subject to requirements of federal law, including the FCRA and the ECOA, and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation such as the FSMA may also affect the nature and extent of the products or services that we can provide to customers as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. For example, the national uniformity provisions of the FCRA are set to expire in 2004 which could lead to greater state regulation and additional costs to our business. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, legislative reforms of workers’ compensation laws that aim to simplify this area of regulation and curb abuses could diminish the need for, and the benefits provided by, our Decision Manager for Medical Bill Review products and Outsourced Bill Review services.

Since our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries, an industry specific downturn may harm our business, financial condition or results of operations.

      During fiscal 2003, 82% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our business, financial condition or results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

Risk Related to External Conditions

General economic conditions and world events could continue to result in a reduced demand for our products and services.

      Due to the economic slowdown in the United States and in Europe in recent years, companies in many industries are delaying or reducing technology purchases. This softening of demand for our decisioning solutions or other products and services results in reductions in capital expenditures by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, if a wider or global economic slowdown occurs, or if there is an escalation in regional or continued global conflicts, we may fall short of our revenue expectations for the first quarter of fiscal 2004 or for the entire year.

Our operations outside the United States subject us to unique risks that may harm our business, financial condition or results of operations.

      A growing portion of our revenues is derived from international sales. During fiscal 2003, 21% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•	the general economic and political conditions in countries where we sell our products and services;

•	difficulty in staffing our operations in various countries;

•	the effects of a variety of foreign laws and regulations, including restrictions on access to personal information;

•	import and export licensing requirements;

•	longer payment cycles;

•	potentially reduced protection for intellectual property rights;

•	currency fluctuations;

•	changes in tariffs and other trade barriers; and

•	difficulties and delays in translating products and related documentation into foreign languages.

      We cannot assure you that we will be able to successfully address each of these challenges in the near term. Additionally, some of our business will be conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses are not currently material to our cash flows, financial position or results of operations. However, an increase in our foreign revenues could subject us to increased foreign currency transaction risks in the future.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of Fair Isaac or limit the price investors might be willing to pay for our stock.

      Certain provisions of our Amended and Restated Certificate of Incorporation, as amended, could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include adoption of a Rights Agreement, commonly known as a “poison pill,” and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. These factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in control or changes in our management, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices.

      We have not decided to expense stock options despite the recent debate regarding the accounting treatment of stock options. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation instead of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, we could have significant accounting charges. If future laws or regulations require us to treat all stock-based compensation as an expense using the fair value method, we may avoid any accounting charges by reducing the number of stock options granted to employees or by granting options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. Alternatively, if we continue to issue stock options at the same level, operating expenses could rise, negatively affecting our results of operations.

Changes in tax laws or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

      We are subject to income taxes in the United States and in certain foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition.

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

Interest Rate Risk

      We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio at September 30, 2003 and 2002:

	September 30, 2003			September 30, 2002

	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amounts	Yield	Basis	Amounts	Yield

	(In thousands)
Cash and cash equivalents	$243,368	$243,358	1.05%	$76,195	$76,189	1.66%
Short-term investments	255,423	255,893	1.50%	184,434	184,377	2.39%
Long-term investments	151,201	151,610	1.94%	135,788	136,971	3.27%

	$649,992	$650,861	1.43%	$396,417	$397,537	2.55%

      We are also subject to interest rate risk related to our 1.5% Senior Notes and our 5.25% Subordinated Notes. To the extent that general market interest rates fluctuate, the fair value of the notes may increase or decrease.

Forward Foreign Currency Contracts

      We maintain a hedging program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances by entering into forward contracts to sell or buy foreign currency. At period end, foreign-denominated receivables and cash balances held by our U.S. reporting entities are remeasured into the U.S. dollar functional currency at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period in our accompanying consolidated statements of income and the resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of our forward foreign currency contracts have maturity periods of less than three months. Such derivative financial instruments are subject to market risk.

      The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments at September 30, 2003:

	Contract Amount

	Foreign		Fair Value
	Currency	US$	US$

	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP 3,500	$5,783	$5,804
EURO (EUR)	EUR 1,300	1,493	1,514
Japanese Yen (YEN)	YEN 34,000	305	305

		$7,581	$7,623

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Fair Isaac Corporation:

      We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair Isaac Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill effective October 1, 2002.

/s/ KPMG LLP

Los Angeles, California

October 31, 2003

FAIR ISAAC CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$249,458	$96,834
Marketable securities available for sale, current portion	255,893	184,377
Receivables, net	138,712	126,743
Prepaid expenses and other current assets	16,981	17,498
Deferred income taxes, current portion	6,828	8,009

Total current assets	667,872	433,461
Marketable securities available for sale, less current portion	155,312	140,398
Other investments	8,942	9,804
Property and equipment, net	50,706	62,474
Goodwill	457,842	430,739
Intangible assets, net	93,930	89,375
Deferred income taxes, less current portion	40,738	45,384
Other assets	19,831	6,165

	$1,495,173	$1,217,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,267	$7,603
Accrued compensation and employee benefits	25,839	28,153
Other accrued liabilities	25,672	36,532
Deferred revenue	31,584	23,208

Total current liabilities	98,362	95,496
Senior convertible notes	400,000	—
Convertible subordinated notes, net of discount	141,364	139,922
Other liabilities	5,905	8,910

Total liabilities	645,631	244,328

Commitments and contingencies (Notes 6, 20, 21 and 22)
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized, 58,251 and 55,619 shares issued and 46,578 and 50,665 shares outstanding at September 30, 2003 and 2002, respectively)	466	507
Paid-in-capital	1,019,847	927,169
Treasury stock, at cost (11,673 and 4,954 shares at September 30, 2003 and 2002, respectively)	(486,477)	(163,038)
Unearned compensation	(3,710)	(7,128)
Retained earnings	319,341	216,041
Accumulated other comprehensive income (loss)	75	(79)

Total stockholders’ equity	849,542	973,472

	$1,495,173	$1,217,800

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended September 30,

	2003	2002	2001

Revenues	$629,295	$392,418	$329,148

Operating expenses:
Cost of revenues(1)	246,592	172,617	148,559
Research and development	67,574	33,840	28,321
Selling, general and administrative(1)	124,641	87,045	78,061
Amortization of intangible assets(1)	13,793	4,380	2,100
In-process research and development	—	40,200	—
Restructuring and merger-related	2,501	7,224	—

Total operating expenses	455,101	345,306	257,041

Operating income	174,194	47,112	72,107
Interest income	7,548	6,374	5,785
Interest expense	(10,605)	(1,471)	—
Other income (expense), net	1,003	1,083	(1,039)

Income before income taxes	172,140	53,098	76,853
Provision for income taxes	64,983	35,214	30,741

Net income	$107,157	$17,884	$46,112

Earnings per share:
Basic	$2.23	$0.49	$1.40

Diluted	$2.12	$0.48	$1.33

Shares used in computing earnings per share:
Basic	48,123	36,534	32,979

Diluted	50,649	37,550	34,589

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended September 30, 2003, 2002 and 2001
(In thousands)

							Accumulated
	Common Stock						Other
							Comprehensive	Total	Comprehensive
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders’	Income
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	(Loss)

Balance at September 30, 2000	32,713	$328	$55,322	$(8,795)	$(3,159)	$155,949	$(644)	$199,001
Exercise of stock options	2,078	21	34,224	—	—	—	—	34,245
Tax benefit from exercised stock options	—	—	8,449	—	—	—	—	8,449
Amortization of unearned compensation	—	—	—	—	998	—	—	998
Repurchases of common stock	(957)	(10)	—	(19,854)	—	—	—	(19,864)
Issuance of ESPP and ESOP shares from treasury	123	1	(26)	2,210	—	—	—	2,185
Dividends paid	—	—	—	—	—	(1,322)	—	(1,322)
Cash paid in lieu of fractional shares in effecting stock split	—	—	(49)	—	—	—	—	(49)
Net income	—	—	—	—	—	46,112	—	46,112	$46,112
Unrealized gain on investments, net of tax of $1,346	—	—	—	—	—	—	1,954	1,954	1,954
Cumulative translation adjustments, net of tax of $42	—	—	—	—	—	—	63	63	63

Balance at September 30, 2001	33,957	340	97,920	(26,439)	(2,161)	200,739	1,373	271,772	$48,129

Issuance of stock in HNC acquisition	18,780	188	719,857	—	—	—	—	720,045
Options assumed in HNC acquisition	—	—	68,705	—	(1,827)	—	—	66,878
Restricted stock in escrow — Nykamp acquisition	87	1	2,817	—	—	—	—	2,818
Exercise of stock options	1,383	14	23,662	—	—	—	—	23,676
Tax benefit from exercised stock options	—	—	14,350	—	—	—	—	14,350
Amortization of unearned compensation	—	—	—	—	1,418	—	—	1,418
Forfeitures of stock options assumed in HNC acquisition	—	—	(237)	—	237	—	—	—
Repurchases of common stock	(3,800)	(38)	—	(144,313)	—	—	—	(144,351)
Issuance of ESPP and ESOP shares from treasury	102	1	462	2,693	—	—	—	3,156
Issuance of restricted stock to employees from treasury, net of forfeitures	156	1	(227)	5,021	(4,795)	—	—	—
Dividends paid	—	—	—	—	—	(2,582)	—	(2,582)
Cash paid in lieu of fractional shares in effecting stock split	—	—	(140)	—	—	—	—	(140)
Net income	—	—	—	—	—	17,884	—	17,884	$17,884
Unrealized losses on investments, net of tax of $2,040	—	—	—	—	—	—	(1,304)	(1,304)	(1,304)
Cumulative translation adjustments, net of tax of $94	—	—	—	—	—	—	(148)	(148)	(148)

Balance at September 30, 2002	50,665	507	927,169	(163,038)	(7,128)	216,041	(79)	973,472	$16,432

Exercise of stock options	2,632	26	69,141	—	—	—	—	69,167
Tax benefit from exercised stock options	—	—	25,296	—	—	—	—	25,296
Amortization of unearned compensation	—	—	—	—	2,992	—	—	2,992
Forfeitures of stock options assumed in HNC acquisition	—	—	(426)	—	426	—	—	—
Repurchases of common stock	(6,938)	(69)	—	(331,569)	—	—	—	(331,638)
Issuance of ESPP and ESOP shares from treasury	219	2	(1,333)	8,130	—	—	—	6,799
Dividends paid	—	—	—	—	—	(3,857)	—	(3,857)
Net income	—	—	—	—	—	107,157	—	107,157	$107,157
Unrealized losses on investments, net of tax of $178	—	—	—	—	—	—	(191)	(191)	(191)
Cumulative translation adjustments, net of tax of $102	—	—	—	—	—	—	345	345	345

Balance at September 30, 2003	46,578	$466	$1,019,847	$(486,477)	$(3,710)	$319,341	$75	$849,542	$107,311

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,

	2003	2002	2001

Cash flows from operating activities:
Net income	$107,157	$17,884	$46,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,935	30,985	25,074
In-process research and development	—	40,200	—
Share of equity in (earnings) losses and impairment of investments	(19)	1,045	871
Gain on sales of marketable securities	(703)	(2,662)	(54)
Amortization of unearned compensation	2,992	1,418	998
Deferred income taxes	2,442	5,315	2,429
Tax benefit from exercised stock options	25,296	14,350	8,449
Net amortization of premium on marketable securities	4,248	510	285
Provision for doubtful accounts	4,800	2,285	2,542
Amortization of discount on convertible subordinated notes	1,442	—	—
Net (gain) loss on sales of property and equipment	(29)	253	177
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(14,104)	(4,111)	(14,474)
Prepaid expenses and other assets	2,149	4,084	(7,149)
Accounts payable	5,238	114	1,182
Accrued compensation and employee benefits	(5,361)	13,076	4,668
Accrued and other liabilities	(13,397)	(21,208)	(497)
Deferred revenue	7,488	(418)	(74)

Net cash provided by operating activities	174,574	103,120	70,539

Cash flows from investing activities:
Purchases of property and equipment	(18,312)	(23,386)	(24,004)
Cash proceeds from sale of product line	3,562	—	—
Cash and cash equivalents acquired in HNC acquisition	—	143,092	—
Cash paid in acquisitions, net of cash acquired	(48,620)	(2,593)	—
Purchases of marketable securities	(486,767)	(189,858)	(125,169)
Proceeds from sales of marketable securities	298,879	140,045	27,083
Proceeds from maturities of marketable securities	97,814	25,203	23,969
Investment in cost-method investee	(500)	—	—

Net cash provided by (used in) investing activities	(153,944)	92,503	(98,121)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(364)
Proceeds from issuance of senior convertible notes	400,000	—	—
Debt issuance costs – senior convertible notes	(8,477)	—	—
Proceeds from issuances of common stock	75,966	23,676	34,283
Dividends paid	(3,857)	(2,582)	(1,322)
Repurchases of common stock	(331,638)	(144,351)	(19,864)
Cash paid in lieu of fractional shares in effecting stock-split	—	(140)	(49)

Net cash provided by (used in) financing activities	131,994	(123,397)	12,684

Increase (decrease) in cash and cash equivalents	152,624	72,226	(14,898)
Cash and cash equivalents, beginning of year	96,834	24,608	39,506

Cash and cash equivalents, end of year	$249,458	$96,834	$24,608

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$27,889	$17,791	$18,490
Cash paid for interest	$7,875	$3,938	$—

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

1.     Nature of Business and Summary of Significant Accounting Policies

Fair Isaac Corporation

      Incorporated under the laws of the State of Delaware, Fair Isaac Corporation is a provider of analytic, software and data management products and services that enable businesses to automate and improve decisions. Fair Isaac Corporation provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, telecommunications providers, healthcare organizations and government agencies.

      In these consolidated financial statements, Fair Isaac Corporation is referred to as “we,” “us,” “our,” and “Fair Isaac.” HNC Software Inc., which we acquired in August 2002 (see Note 2), is referred to as “HNC.”

Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of Fair Isaac and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, software development costs and deferred tax assets; the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash in banks and investments with an original maturity of 90 days or less at time of purchase.

Fair Value of Financial Instruments

      The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and employee benefits, and other accrued liabilities, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our marketable security investments are disclosed in Note 4. The fair value of our senior convertible notes and our convertible subordinated notes is disclosed in Notes 9 and 10, respectively.

Investments

      Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. While it is our intent to hold debt securities to maturity, our investments in U.S. government obligations and marketable equity and debt securities that have readily determinable fair values are classified as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Therefore, such securities are carried at fair value with unrealized gains or losses related to these securities included in

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

comprehensive income (loss). Realized gains and losses are included in other income, net. The cost of investments sold is based on the specific identification method. Losses resulting from other than temporary declines in fair value are charged to operations. Investments with remaining maturities over one year are classified as long-term investments.

      Our investments in equity securities of companies over which we do not have significant influence are accounted for under the cost method. Investments in which we own 20% to 50% and exercise significant influence over operating and financial policies are accounted for using the equity method. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to, and financial guarantees for the investee. Under the cost method, the investment is originally recorded at cost and adjusted only for additional contributions or distributions. Management periodically reviews equity-method and cost-method investments for instances where fair value is less than the carrying amount and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the carrying amount of the security is written down to fair value and the resulting loss is charged to operations.

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

Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life

Data processing equipment and software	2 to 3 years
Office furniture, vehicles and equipment	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or lease term

      The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are recorded in operations. Depreciation and amortization on property and equipment totaled $30,860, $26,453 and $22,974 for fiscal years 2003, 2002, and 2001, respectively.

Internal-use Software

      Costs incurred to develop internal-use software during the application development stage are capitalized and reported at the lower of cost or fair value. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

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

Capitalized Software Development Costs

      All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent direct costs such as coding, debugging and testing are capitalized. Capitalized software development costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Capitalized software development costs were $3,038 and $1,424, net of accumulated amortization of $434 and $152, as of September 30, 2003 and 2002, respectively, and are included in other long-term assets in the accompanying consolidated balance sheets. Amortization expense related to capitalized software development costs totaled $282, $152 and $0 for fiscal years 2003, 2002 and 2001, respectively.

      Periodically, we compare a product’s unamortized capitalized cost to the product’s estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, write-offs of capitalized software costs could result. No write-offs were recorded during fiscal 2003, 2002 or 2001.

Goodwill and Intangible Assets

      We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our intangible assets have definitive lives and are being amortized in accordance with this statement. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting (see Note 2).

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      We amortize our intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, based on the forecasted cash flows associated with the assets or using the straight-line method over the following estimated useful lives:

Estimated Useful Life

Completed technology	5 years
Customer contracts and relationships	3 to 15 years
Trade name	4 to 5 years
Other	2 to 5 years

Revenue Recognition

      Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the normal pricing practices for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

      When software licenses are sold together with implementation or consulting services, license fees are recognized upon delivery provided that the above criteria are met, payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized using contract accounting as described below.

      If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If an arrangement provides allows for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

      Revenues from post-contract customer support services, such as software maintenance, are recognized on a straight-line basis over the term of the support period. The majority of our software maintenance agreements provide technical support as well as unspecified software product upgrades and releases when and if made available by us during the term of the support period.

      Revenues recognized from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed, provided persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

      Transactional-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      We provide consulting, training, model development and software integration services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we apply the percentage-of-completion method of contract accounting to determine progress towards completion. In such instances, management is required to estimate the input measures, generally based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we apply the completed contract method of accounting and defer the associated revenue until the contract is completed.

      Revenue determined by the percentage-of-completion method in excess of contract billings is recorded as an unbilled receivable. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Billings collected in advance of performance and recognition of revenue under contracts are recorded as deferred revenue.

      In certain of our non-software arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple element arrangements incorporate the design and development of data management tools or systems and an ongoing obligation to manage, host or otherwise run solutions for our customer. Such arrangements are divided into separate units of accounting provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

      We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

Allowance for Doubtful Accounts

      We make estimates regarding the collectibility of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we closely analyze specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment cycles. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required.

Income Taxes

      Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount “more likely than not” to be realized in future tax returns. Tax rate changes are reflected in income during the period the changes are enacted.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

        Earnings Per Share

      Diluted earnings per share are based on the weighted-average number of common shares outstanding and common stock equivalent shares. Common stock equivalent shares result from the assumed exercise of outstanding stock options or other potentially dilutive equity instruments, including our outstanding senior convertible notes and convertible subordinated notes, when they are dilutive under the treasury stock method or the if-converted method. Basic earnings per share are computed on the basis of the weighted-average number of common shares outstanding.

        Comprehensive Income (Loss)

      Comprehensive income (loss) is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income, foreign currency translation adjustments and unrealized gains and losses, net of tax, on our investments in marketable securities.

        Foreign Currency

      We have determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date, with the exception of deferred revenue, which is translated into U.S. dollars at the historical rate. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders’ equity.

      From time to time, we utilize forward contract instruments to manage market risks associated with fluctuations in certain foreign currency exchange rates as they relate to specific balances of accounts receivable and cash denominated in foreign currencies. It is our policy to use derivative financial instruments to protect against market risks arising in the normal course of business. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase our underlying exposure. All of our forward foreign currency contracts have maturity periods of less than three months.

      At the end of the reporting period, foreign currency receivable and cash balances are remeasured into the functional currency of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in other income (expense) in the accompanying consolidated statements of income. The resulting gains or losses from the forward foreign currency contracts described above, which are also included in other income (expense), mitigate the exchange rate risk of the associated assets.

        Stock-Based Compensation

      We have stock-based employee compensation plans, which are described more fully in Note 17. We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      During fiscal 2002, we granted 156 shares of restricted stock, net of forfeitures, to various key employees, for which we recorded deferred compensation of $4,795 based upon the aggregate market value of the shares at the grant date. The shares of the restricted stock vest in 25% increments at each annual anniversary from the grant date. We are amortizing this deferred compensation on a straight-line basis over the total four-year vesting period. During fiscal 2003, 39 shares of restricted stock vested. Amortization of deferred compensation related to these grants totaled $1,199 and $198 during fiscal 2003 and 2002, respectively, and is recorded in cost of revenues, research and development, and selling, general and administrative expense within the accompanying consolidated statements of income.

      In connection with our acquisition of HNC during fiscal 2002, we recorded $1,827 to deferred compensation representing the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of acquisition. The deferred compensation is being amortized on a straight-line basis over the vesting period of the options. Amortization of deferred compensation related to these options totaled $795 and $222 during fiscal 2003 and 2002, respectively, and is recorded in cost of revenues, research and development, and selling, general and administrative expense within the accompanying consolidated statements of income.

      During fiscal 2000, we granted 945 stock options to an officer and recorded associated deferred compensation of $3,990. The deferred compensation is being amortized on a straight-line basis over the four-year vesting period of the options. Amortization of deferred compensation related to these options totaled $998 during fiscal 2003, 2002 and 2001, and is recorded in selling, general and administrative expense in the accompanying consolidated statements of income.

      The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for fiscal 2003, 2002 and 2001:

	2003	2002	2001

Net income, as reported	$107,157	$17,884	$46,112
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,863	883	599
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(19,976)	(13,439)	(9,064)

Pro forma net income	$89,044	$5,328	$37,647

Earnings per share, as reported:
Basic	$2.23	$0.49	$1.40

Diluted	$2.12	$0.48	$1.33

Pro forma earnings per share:
Basic	$1.85	$0.15	$1.14

Diluted	$1.77	$0.14	$1.10

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      The weighted-average fair value of options granted during fiscal 2003, 2002 and 2001 was $20.06, $17.56 and $12.17, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions during fiscal 2003, 2002 and 2001:

	2003	2002	2001

Expected life (years)	4	4	5
Interest rate	2.6%	3.7%	5.1%
Volatility	55%	56%	49%
Dividend yield	0.2%	0.2%	0.3%

      The weighted-average fair value of employee purchase rights granted pursuant to the 1999 Employee Stock Purchase Plan during fiscal 2003, 2002 and 2001 was $11.81, $9.86 and $10.50, respectively. The fair value of those purchase rights at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions during fiscal 2003, 2002 and 2001:

	2003	2002	2001

Expected life (years)	0.5	0.5	0.5
Interest rate	1.1%	1.7%	4.5%
Volatility	37%	49%	62%
Dividend yield	0.2%	0.2%	0.2%

      The estimated fair value of options and purchase rights granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. Amounts for fiscal 2002 and 2001 above have been restated to reflect the tax effect of stock option deductions, the impact of employee stock purchase plan rights and an adjustment to dividend yield.

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

         Advertising and Promotion Costs

      Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $3,763, $1,549 and $1,117 in fiscal 2003, 2002 and 2001, respectively, and are included in selling, general and administrative expense in the accompanying consolidated statements of income.

         Patents and Trademarks

      Costs of internally developing and maintaining patents and trademarks as well as costs incurred resulting from claims and legal actions related to our patents and trademarks are expensed as incurred.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

        Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 5.

        Adoption of New Accounting Pronouncements

      We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Disclosures related to SFAS No. 142 are included in Note 7.

      We adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). The adoption of SFAS No. 144 did not have an impact on our financial position or results of operations.

      We adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

      We adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, during fiscal 2003. Related disclosures are included herein.

      We adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have an impact on our financial position or results of operations.

      We adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, during fiscal 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of SFAS No. 150 did not have an impact on our financial position or results of operations.

      We adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. Related disclosures are included in Note 22. We do not have guarantees that fall within the measurement and recognition provisions of FIN No. 45.

      We adopted FIN No. 46, Consolidation of Variable Interest Entities, during fiscal 2003. FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in its financial

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN No. 46 did not have an impact on our financial position or results of operations.

      We adopted the Emerging Issues Task Force (“EITF”) consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, on July 1, 2003. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

2.     Acquisitions

     Diversified HealthCare Services, Inc.

      On September 17, 2003, we acquired all of the outstanding stock of Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”), a provider of medical bill review products and services for the workers’ compensation insurance industry, in exchange for cash consideration of $30,153 and contingent cash consideration of up to $13,949 consisting of: (i) up to $13,500 if certain revenue parameters are achieved during the calendar year ended December 31, 2004, and (ii) up to $449 if certain acquired accounts receivable balances are collected through September 2004. In connection with this acquisition, we placed $3,949 into escrow to secure certain contingent consideration elements as well as to secure us against potential future indemnification obligations of the selling shareholders, which is included in other assets in the accompanying consolidated balance sheets. This acquisition was consummated principally to expand our medical bill review customer base. We accounted for this transaction using the purchase method of accounting. The results of operations of Diversified HealthCare Services have been included in the accompanying consolidated statements of income beginning on September 17, 2003.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      Our preliminary allocation of the purchase price, including accrued acquisition costs of $211, is summarized as follows:

Assets:
Cash and cash equivalents	$2,267
Receivables	2,928
Other current assets	194
Property and equipment	452
Goodwill	20,685
Intangible assets:
Completed technology	50
Customer contracts and relationships	8,560
Non-competition agreements	100
Other assets	90

Total assets	35,326

Liabilities:
Accounts payable and accrued expenses	4,772
Non-current liabilities	190

Total liabilities	4,962

Net assets	$30,364

      The acquired intangible assets have a weighted average useful life of approximately 7 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, five years; customer contracts and relationships, seven years; and non-competition agreements, three years. The goodwill was allocated entirely to our Strategy Machine Solutions operating segment, all of which is deductible for tax purposes.

     NAREX Inc.

      On July 24, 2003, we acquired all of the outstanding stock of NAREX Inc. (“NAREX”), a provider of collections and recovery solutions to financial institutions, collection agencies and debt buyers, in exchange for cash consideration of $10,000. In connection with this acquisition, we placed $1,000 of the consideration into escrow to secure us against potential future indemnification obligations of the selling shareholders. This acquisition was consummated principally to expand our financial market product offerings into the areas noted above. We accounted for this transaction using the purchase method of accounting. The results of operations of NAREX have been included in the accompanying consolidated statements of income beginning on July 24, 2003.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      Our preliminary allocation of the purchase price, including accrued acquisition costs of $189, is summarized as follows:

Assets:
Cash and cash equivalents	$365
Receivables	174
Other current assets	455
Property and equipment	525
Goodwill	6,483
Intangible assets:
Completed technology	3,680
Customer contracts and relationships	890
Non-competition agreements	160

Total assets	12,732

Liabilities:
Accounts payable and accrued expenses	1,822
Deferred revenue	721

Total liabilities	2,543

Net assets	$10,189

      The acquired intangible assets have a weighted average useful life of approximately five years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, five years; customer contracts and relationships, five years; and non-competition agreements, two years. The goodwill was allocated entirely to our Strategy Machine Solutions operating segment, all of which is deductible for tax purposes.

     Spectrum Managed Care, Inc.

      On December 31, 2002, we acquired substantially all of the assets of the medical bill review business of Spectrum Managed Care, Inc. (“Spectrum”), a wholly owned subsidiary of Ward North America Holding, Inc., for cash consideration of $7,150. We placed $250 of the consideration into escrow to secure us against potential future indemnification obligations of the seller. This acquisition was consummated in order to expand our outsourced medical bill review service offering and has been accounted for using the purchase method of accounting. The results of operations of Spectrum have been included in the accompanying consolidated statements of income beginning on December 31, 2002.

      The total consideration paid, including accrued acquisition costs of $25, was allocated to the acquired assets as follows:

Assets:
Property and equipment	$127
Customer contracts and relationships	4,908
Goodwill	2,140

$7,175

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      The acquired contracts and relationships have a weighted average estimated useful life of approximately 10 years and are being amortized over this term based on the forecasted cash flows associated with the assets. The goodwill was allocated entirely to our Strategy Machine Solutions operating segment, all of which is deductible for tax purposes.

     HNC Software Inc.

      On August 5, 2002, we completed our acquisition of HNC Software Inc. (“HNC”), a provider of high-end analytic and decision management software. Under the merger agreement, the stockholders of HNC received 0.519 of a newly issued share of the Fair Isaac common stock for each share of HNC stock held, and we assumed outstanding HNC stock options based on the same ratio. Results of operations of HNC have been included in our results prospectively from August 5, 2002. We acquired HNC primarily to offer a broader product footprint addressing customer acquisition, origination and management as well as to increase our industry and international presence.

      We accounted for this transaction using the purchase method of accounting. The transaction resulted in the issuance of approximately 18,780 shares of Fair Isaac’s common stock and the issuance of approximately 3,898 options to purchase Fair Isaac common stock in exchange for HNC options outstanding at the date of issuance. The total consideration paid for the acquisition of HNC was calculated as follows:

Fair value of 18,780 shares of Fair Isaac common stock	$720,045
Acquisition related costs	8,545
Fair value of options to purchase Fair Isaac common stock, less $1,827 representing the portion of the intrinsic value of HNC’s unvested options	66,878

Total consideration paid	$795,468

      The fair value of the common stock issued in the transaction was valued at approximately $38.34 per share, which is equal to the weighted average closing sale price per share, by volume, of Fair Isaac’s common stock as reported on the New York Stock Exchange for the five-day trading period beginning two days before and ending two days after the acquisition announcement date of April 29, 2002.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      The total consideration paid was allocated to the acquired assets and assumed liabilities as follows:

Assets:
Cash, cash equivalents, and investments	$324,619
Receivables	37,835
Property and equipment	17,802
Goodwill	426,110
Intangible assets:
Trade name	8,600
Completed technology	42,000
Customer contracts and relationships	39,700
In-process research and development	40,200
Other assets	52,755

Total assets	989,621

Liabilities:
Current liabilities	51,065
Non-current liabilities	3,390
Convertible subordinated notes	139,698

Total liabilities	194,153

Net assets	$795,468

      Of the acquired intangible assets, $40,200 pertained to in-process research and development and was written off by our recognition of a one-time charge to operations on the acquisition date. The remaining acquired intangible assets have a weighted average useful life of approximately nine years and are being amortized using the straight-line method over their estimated useful lives as follows: trade name, five years; completed technology, five years; and customer contracts and relationships, 15 years. The goodwill was allocated to our Strategy Machine Solutions, Scoring Solutions and Analytic Software Tools operating segments in the amounts of $329,063, $86,015 and $11,032, respectively. None of this goodwill is deductible for tax purposes.

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

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

      Two of our officers are former HNC employees that were party to agreements with HNC providing for payment in the event of a change in control of HNC, 80% of which was payable immediately and 20% of which was payable after three months of service following the acquisition date. As a result of our acquisition of HNC, these employees were paid the first installment in August 2002, and we assumed the obligation to make aggregate cash payments of $321 to these employees in November 2002. During fiscal 2003 and 2002, we recorded expense of $107 and $214, respectively, relating to these agreements. This amount was paid in November 2002.

   Nykamp Consulting Group, Inc.

      On December 17, 2001, we acquired substantially all of the assets of Nykamp Consulting Group, Inc. (“Nykamp”), a privately-held company that provides customer relationship management (“CRM”) strategy and implementation services. We accounted for this transaction using the purchase method of accounting. Purchase consideration under the agreement included cash consideration of $2,821, including $406 that we placed into escrow to secure specifically identified receivable balances, and the issuance of $3,000 in restricted Fair Isaac common stock. We placed 87 shares of our common stock into escrow to securitize the restricted stock obligation, which was originally to be issued in installments of $1,000 each on the first, second and third anniversaries from the acquisition, beginning on December 17, 2002, subject to indemnification claims made by us, if any. We recorded the restricted stock at a discounted amount of $2,817 within our accompanying consolidated statement of stockholders’ equity. Results of operations of Nykamp have been included in our results prospectively from December 17, 2001. Our rationale for acquiring Nykamp was to expand our CRM consulting and implementation offerings.

      Of the $406 that we placed into escrow, we released an aggregate of $326 to the selling shareholders during fiscal 2002 and 2003, and the remaining $80 was released in favor of Fair Isaac during fiscal 2003. During fiscal 2003, we also released 19 shares of the restricted Fair Isaac common stock held in escrow to the selling shareholders. The remaining shares of restricted stock, by virtue of a clause in the purchase agreement pertaining to a change in employment status of one of the selling shareholders, is now scheduled to be issued on the fifth anniversary of the acquisition, subject to indemnification claims made by us, if any. The number of shares to be issued will be determined by dividing the $2,000 by the average market price of our common stock for the ten consecutive trading days leading up to the issuance date.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      The total consideration paid was allocated to the acquired assets and assumed liabilities as follows:

Assets:
Current assets	$1,662
Property, equipment and other assets	327
Intangible assets (including trade name, non-compete agreement, and customer base, amortizable between 3 and 5 years)	1,359
Goodwill	3,077

Total assets	6,425
Liabilities	787

Net assets	$5,638

      The goodwill was allocated entirely to our Professional Services operating segment, all of which is deductible for tax purposes.

Unaudited Pro Forma Results of Operations

      The following unaudited pro forma results of operations present the impact on our results of operations for fiscal 2003 and 2002 as if the Diversified HealthCare Solutions, NAREX, Spectrum, HNC and Nykamp acquisitions had occurred on October 1, 2001, instead of their respective later acquisition dates:

	2003		2002

		Pro forma		Pro forma
	Historical	Combined	Historical	Combined

		(Unaudited)		(Unaudited)
Revenues	$629,295	$653,498	$392,418	$606,478
Net income	$107,157	$100,888	$17,884	$51,243
Basic earnings per share	$2.23	$2.10	$0.49	$0.98
Diluted earnings per share	$2.12	$1.99	$0.48	$0.96

3.     Sales of Product Line Assets

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

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

4.     Marketable Securities Available for Sale

      The following is a summary of marketable securities available for sale at September 30, 2003 and 2002:

	2003				2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term:
U.S. government obligations	$199,995	$390	$(13)	$200,372	$85,748	$75	$(32)	$85,791
U.S. corporate debt	55,428	104	(11)	55,521	98,686	94	(194)	98,586

	$255,423	$494	$(24)	$255,893	$184,434	$169	$(226)	$184,377

Long-term:
U.S. government obligations	$102,910	$378	$(17)	$103,271	$109,730	$1,213	$(87)	$110,856
U.S. corporate debt	48,292	96	(49)	48,339	26,058	61	(4)	26,115
Marketable equity securities	4,481	—	(779)	3,702	4,588	—	(1,161)	3,427

	$155,683	$474	$(845)	$155,312	$140,376	$1,274	$(1,252)	$140,398

      Short-term marketable securities mature at various dates over the course of the next twelve months. Our long-term U.S. government obligations and U.S. corporate debt investments mature at various dates over the next one to three years. During fiscal 2003, 2002, and 2001, we recognized gross realized gains on the sale of investments totaling $703, $2,662, and $54, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income.

      The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees.

5.     Receivables

      Receivables at September 30, 2003 and 2002 consist of the following:

	2003	2002

Billed	$100,647	$91,415
Unbilled	40,470	36,537

	141,117	127,952
Less allowance	(2,405)	(1,209)

Receivables, net	$138,712	$126,743

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. The unbilled receivable balance at September 30, 2002 reflects the reclassification of $5,287 of deferred revenue balances that were previously classified as unbilled receivables. This reclassification was identified during certain enterprise accounting system conversion activities that were completed during the quarter ended September 30, 2003.

      During fiscal 2003, 2002 and 2001, we increased our allowance by $4,800, $2,285 and $2,542, respectively, and wrote off (net of recoveries) $3,604, $3,590 and $1,158, respectively.

6.     Other Investments

      Other long-term investments include the following at September 30, 2003 and 2002:

	2003	2002

Cost-method investments	$8,565	$9,519
Other	377	285

	$8,942	$9,804

      As a result of our acquisition of HNC, we maintain two investments that are being accounted for using the cost method as follows: (i) we hold an approximate 6.0% ownership interest in OSI, a developer of client/server core data processing solutions for community banks and credit unions, and (ii) we are a limited partner in Azure Venture Partners I, L.P. (“Azure”), a venture capital investment management fund. The OSI and Azure investments were recorded by us at their estimated fair values of $7,469 and $2,050, respectively, in connection with the HNC acquisition. The OSI carrying amount has not changed through September 30, 2003. During the first quarter of fiscal 2003, we recorded a $1,454 reduction to the carrying amount of Azure. The reduction in the Azure investment carrying amount was made based on valuation estimates obtained from Azure management, from which we determined that the fair value of this investment approximated $596. As the valuation estimates were obtained shortly after the HNC acquisition and there were no impairment triggering events subsequent to the HNC acquisition, the reduction to the carrying amount of Azure was recorded as an adjustment to goodwill. During the third quarter of fiscal 2003, we invested an additional $500 into Azure in connection with a capital call, and we are committed to invest an additional $1,413 into this fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2004. Including this commitment, our percentage ownership in this fund will not exceed two percent of the total fund ownership.

      We are the holder of a $500 secured promissory note receivable from OSI that originated from HNC’s sale to OSI of certain product line assets prior to our acquisition of HNC. This note bears interest at the rate of 6.0% per annum and all principal and interest is payable in full in March 2004. As discussed in Note 3, we received an additional $950 secured promissory note from OSI in October 2002, in connection with our sale of additional product line assets to OSI.

      On June 1, 2000, we entered into a joint venture, OptiFI, Inc., with MarketSwitch Corporation (“MarketSwitch”). Fair Isaac and MarketSwitch each held a 50% voting interest in the joint venture. We accounted for the investment on an equity basis and recorded our equity share of the joint venture’s operating gain/loss each period. During fiscal 2002, the joint venture wound down its business operations, reverted certain rights in its intangible assets to MarketSwitch and us, and distributed its remaining assets among its creditors. Pursuant to a separation agreement executed by us, MarketSwitch and the joint venture, we agreed

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

to pay the joint venture $5 in consideration for the rights assigned by the separation agreement. We have no further obligation to fund the joint venture or to discharge any of its remaining indebtedness. During fiscal 2002, we wrote off our remaining investment balance of $210, and recorded our share of the equity loss of the joint venture and the investment write-off within other income, net. During fiscal 2002 and 2001, we recorded in other income (expense), net our equity share of the operating loss from the joint venture totaling $866 and $854, respectively.

7.     Goodwill and Intangible Assets

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

      In connection with our adoption of SFAS No. 142, we were required to assess whether goodwill within our reporting units was impaired at the date of our adoption of this statement using a two-step transitional impairment test. As prescribed by this statement, we have determined that our reporting units are the same as our reportable segments (see Note 18). We completed the first step of our transitional impairment testing during fiscal 2003, and determined that goodwill was not impaired as of October 1, 2002. Accordingly, we were not required to complete the second step of the transitional impairment test. We selected the fourth quarter to perform our annual goodwill impairment test, and determined that goodwill was not impaired as of July 1, 2003.

      Intangible assets that are subject to amortization under SFAS No. 142 consist of the following:

	September 30,	September 30,
	2003	2002

Completed technology	$45,730	$42,000
Customer contracts and relationships	54,213	39,855
Trade name	9,090	9,090
Other	974	714

	110,007	91,659
Less accumulated amortization	(16,077)	(2,284)

	$93,930	$89,375

      Amortization expense associated with our intangible assets and goodwill, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income, consisted of the following during fiscal 2003, 2002 and 2001:

	2003	2002	2001

Cost of revenues	$8,523	$1,336	$—
Selling, general and administrative expenses	5,270	3,044	2,100

	$13,793	$4,380	$2,100

      In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets and goodwill. Intangible asset amortization expense totaled $13,793, $2,284 and $0 during fiscal 2003, 2002 and 2001, respectively, and

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

goodwill amortization, prior to our adoption of SFAS No. 142, totaled $2,096 and $2,100 during fiscal 2002 and 2001, respectively.

      Estimated future intangible asset amortization expense associated with intangible assets existing as of September 30, 2003 is as follows:

Fiscal Year

2004	$15,982
2005	15,873
2006	15,653
2007	13,786
2008	5,077
Thereafter	27,559

$93,930

      For comparative purposes, the following table summarizes reported results for fiscal 2002 and 2001, adjusted to exclude the amortization of goodwill as if the provisions of SFAS No. 142 had been adopted as of the beginning of these respective periods:

		Earnings Per Share

	Net Income	Basic	Diluted

Fiscal Year 2002:
As reported	$17,884	$0.49	$0.48
Amortization of goodwill, net of tax impact	2,096	0.06	0.05

As adjusted	$19,980	$0.55	$0.53

Fiscal Year 2001:
As reported	$46,112	$1.40	$1.33
Amortization of goodwill, net of tax impact	2,100	0.06	0.06

As adjusted	$48,212	$1.46	$1.39

      The following table summarizes changes to goodwill during fiscal 2003, both in total and as allocated to our operating segments (Note 18).

		Strategy		Analytic
	Scoring	Machine	Professional	Software
	Solutions	Solutions	Services	Tools	Total

Balance at September 30, 2002	$85,508	$331,558	$2,706	$10,967	$430,739
Goodwill acquired in acquisitions (see Note 2)	—	29,308	—	—	29,308
Purchase accounting adjustments	507	1,940	371	65	2,883
Product line dispositions (see Note 3)	—	(5,088)	—	—	(5,088)

Balance at September 30, 2003	$86,015	$357,718	$3,077	$11,032	$457,842

      During fiscal 2003, we adjusted our preliminary allocation of the HNC purchase price, which resulted in a $2,512 net increase to goodwill. During this period, we also adjusted our preliminary allocation of the Nykamp purchase price to reflect the reduction in fair value of certain assets acquired by us, which resulted in a $371 increase to goodwill. The HNC adjustments reflect: (i) a $3,462 reduction in net deferred tax assets

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

resulting from our revision of estimates related to research and development credit and net operating loss carryforwards assumed in the HNC acquisition, which consisted of a $5,624 reduction of gross deferred tax assets and a $2,162 reduction in the deferred tax asset valuation allowance, (ii) a $1,454 reduction in the carrying amount of our cost-method investment in Azure Venture Partners I, L.P. (“Azure”) (see Note 6), and (iii) a $2,404 net reduction in assumed liabilities, principally related to revisions made to our estimate of future facility lease exit costs.

8.     Composition of Certain Financial Statement Captions

	September 30,

	2003	2002

Property and equipment:
Data processing equipment and software	$120,931	$115,172
Office furniture, vehicles and equipment	26,184	26,331
Leasehold improvements	21,811	20,392
Less accumulated depreciation and amortization	(118,220)	(99,421)

	$50,706	$62,474

Other accrued liabilities:
Income taxes payable	$9,027	$—
Accruals related to abandoned facility lease obligations	1,895	6,858
Investment banking fees payable — HNC acquisition related	—	12,058
Other	14,750	17,616

	$25,672	$36,532

9.     Senior Convertible Notes

      On August 6, 2003, we issued $400,000 of 1.5% Senior Convertible Notes (the “Senior Notes”) that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $65.9288 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 15.1679 shares of Fair Isaac common stock per $1 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the 5 consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate, subject to certain limitations; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions.

      The Senior Notes are senior unsecured obligations of Fair Isaac and rank equal in right of payment with all of our unsecured and unsubordinated indebtedness. The Senior Notes are effectively subordinated to all of our existing and future secured indebtedness and existing and future indebtedness and other liabilities of our subsidiaries. The Senior Notes bear regular interest at an annual rate of 1.5%, payable on August 15 and

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

February 15 of each year, beginning February 15, 2004 through August 15, 2008. Beginning August 15, 2008, regular interest will accrue at the rate of 1.5%, and be due and payable upon the earlier to occur of redemption, repurchase, or final maturity. In addition, the Senior Notes bear contingent interest during any six-month period from August 15 to February 14 and from February 15 to August 14, commencing with the six-month period beginning August 15, 2008, if the average trading price of the Senior Notes for the five trading day period immediately preceding the first day of the applicable six-month period equals 120% or more of the sum of the principal amount of, plus accrued and unpaid regular interest on, the Senior Notes. The amount of contingent interest payable on the Senior Notes in respect of any six-month period will equal 0.25% per annum of the average trading price of the Senior Notes for the five trading day period immediately preceding such six-month period.

      We may redeem for cash all or part of the Senior Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of their Senior Notes on August 15, 2007, August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Notes being repurchased, plus accrued and unpaid interest.

      We recorded interest expense of $1,288 related to the Senior Notes during fiscal 2003. The fair value of the Senior Notes at September 30, 2003, as determined based upon quoted market prices, was $441,000.

10.     Convertible Subordinated Notes

      In connection with our acquisition of HNC and the subsequent liquidation of the HNC entity, we are the issuer of $150,000 of 5.25% Convertible Subordinated Notes (the “Subordinated Notes”) that mature on September 1, 2008. In connection with the HNC acquisition, the Subordinated Notes became convertible into shares of Fair Isaac common stock at a conversion rate of approximately 18.02 shares of Fair Isaac common stock per $1 principal amount of the Subordinated Notes, subject to anti-dilution adjustment. The Subordinated Notes are general unsecured obligations of Fair Isaac and are subordinated in right of payment to all existing and future senior indebtedness of Fair Isaac. Interest on the Subordinated Notes is payable on March 1 and September 1 of each year until maturity. We may redeem the Subordinated Notes on or after September 5, 2004, or earlier if the price of Fair Isaac common stock reaches certain levels. If we redeem the Subordinated Notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture.

      In connection with the HNC acquisition, we recorded the Subordinated Notes at their fair market value of $139,698, as determined by reference to quoted market prices on August 5, 2002, which resulted in a note discount of $10,302. We are accreting this amount over the remaining term of the Subordinated Notes to their $150,000 maturity value via the effective interest method. We recorded interest expense of $9,317 and $1,471 related to the Subordinated Notes during fiscal 2003 and 2002, respectively. The carrying amount of the Subordinated Notes at September 30, 2003 and 2002 was $141,364 and $139,922, respectively. The fair value of the Subordinated Notes at September 30, 2003 and 2002, as determined based upon quoted market prices, was $179,063 and $140,719, respectively.

11.     Credit Agreement

      In November 2002, we executed a credit agreement with a financial institution that provides for a $15,000 revolving line of credit through February 2004. Under the agreement, as amended, we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% (which was 2.37%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

at September 30, 2003) or at the financial institution’s Prime Rate (which was 4.00% at September 30, 2003), payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5,000 and a foreign exchange facility that allows us to enter into contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20,000 and other specified limits. As of September 30, 2003, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of September 30, 2003, this credit facility served to collateralize certain letters of credit aggregating $678, issued by us in the normal course of business. As of September 30, 2003, this credit facility also served to collateralize contracts to sell certain currencies aggregating $7,581, entered into by us pursuant to our hedging program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility.

12.     Restructuring and Merger-Related Expenses

      During fiscal 2002, in connection with our acquisition of HNC, we incurred charges totaling $7,224, consisting of the following: (i) $5,015 in restructuring charges, including $3,221 in charges associated with our abandonment of a Fair Isaac facility lease concurrent with the acquisition, representing future cash obligations under the lease net of estimated sublease income, and $1,794 in severance costs associated with a reduction in Fair Isaac staff in connection with the acquisition, and (ii) $2,209 in other non-recurring acquisition related costs, consisting primarily of retention bonuses earned through September 30, 2002 by employees with future severance dates and employee outplacement costs.

      The following table summarizes our fiscal 2002 and 2003 restructuring activity related to the above actions:

			Accrual at			Accrual at
	2002	Cash	September 30,	Cash		September 30,
	Expense	Payments	2002	Payments	Reversals	2003

Facilities charges	$3,221	$(145)	$3,076	$(868)	$—	$2,208
Employee separation	1,794	(264)	1,530	(1,484)	(41)	5

	$5,015	$(409)	$4,606	$(2,352)	$(41)	$2,213

      During fiscal 2003, we also incurred merger-related expenses totaling $2,501, consisting primarily of retention bonuses.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

13.     Income Taxes

      The provision for income taxes consisted of the following during fiscal 2003, 2002 and 2001:

	2003	2002	2001

Current:
Federal	$49,232	$23,754	$22,638
State	9,189	4,933	5,310
Foreign	4,120	1,212	364

	62,541	29,899	28,312

Deferred:
Federal	1,835	4,371	2,150
State	607	944	279

	2,442	5,315	2,429

Total	$64,983	$35,214	$30,741

      The foreign provision for income taxes is based on foreign pretax earnings of $2,613, $3,471, and $760 in 2003, 2002, and 2001, respectively. The foreign provision includes foreign withholding taxes of $3,163, $1,212, and $364 in 2003, 2002 and 2001, respectively.

      During fiscal 2003, 2002 and 2001, we realized certain tax benefits related to nonqualified and incentive stock options in the amounts of $25,296, $14,350 and $8,449, respectively. The tax benefits from these stock option tax deductions were credited directly to paid-in-capital.

      The tax effects of significant temporary differences resulting in deferred tax assets and liabilities at September 30, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$37,202	$39,021
Research and development credit carryforwards	14,786	15,953
Compensated absences	3,444	3,860
Investments	3,441	2,412
Depreciation	2,878	1,769
Deferred compensation	2,225	2,382
Provision for doubtful accounts	1,830	2,096
Accrued lease costs	1,661	3,318
Employee benefit plans	1,618	1,760
Other	1,598	1,764

	70,683	74,335
Less valuation allowance	(9,005)	(11,167)

	61,678	63,168

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

	2003	2002

Deferred tax liabilities:
Amortization	(9,256)	(6,640)
Convertible subordinated notes	(2,807)	(2,263)
Prepaid expenses	(1,746)	(183)
Other	(303)	(689)

	(14,112)	(9,775)

Deferred tax assets, net	$47,566	$53,393

      We acquired net operating losses and research credits in connection with our acquisition of HNC. As of September 30, 2003, we had available federal and state net operating loss carryforwards of approximately $102,111 and $30,433, respectively. We also have available federal and California research and development tax credit carryforwards of approximately $8,999 and $8,902, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in fiscal 2019 through fiscal 2021, if not utilized. The state net operating loss carryforwards will begin to expire in fiscal 2004 through fiscal 2021, if not utilized. Utilization of our net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

      Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance, at September 30, 2003. In connection with the HNC acquisition, we recorded a valuation allowance of $11,167 against acquired deferred tax assets, primarily as a result of limitations on utilization pursuant to Section 382 of the Internal Revenue Code. If these deferred tax assets are later realized, the release of the related valuation allowance will result in a credit to goodwill. During fiscal 2003, the valuation allowance was reduced by $2,162 as a result of our revision of utilizable research and development tax credits as determined on the filing of the final HNC tax returns (see Note 7).

      The reconciliation between the federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2003, 2002 and 2001:

	2003	2002	2001

Income tax provision at federal statutory rates	$60,249	$18,584	$26,898
State income taxes, net of federal benefit	6,367	3,820	3,633
In-process research and development charge	—	14,070	—
Research and development credits	(1,502)	(1,442)	(216)
(Decrease) increase in valuation allowance	—	(222)	7
Other	(131)	404	419

Recorded income tax provision	$64,983	$35,214	$30,741

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

14.     Earnings Per Share

      The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) for fiscal 2003, 2002 and 2001:

	2003	2002	2001

Numerator — net income	$107,157	$17,884	$46,112

Denominator — shares:
Basic weighted-average shares	48,123	36,534	32,979
Effect of dilutive securities	2,526	1,016	1,610

Diluted weighted-average shares	50,649	37,550	34,589

Earnings per share:
Basic	$2.23	$0.49	$1.40

Diluted	$2.12	$0.48	$1.33

      The computation of diluted EPS for fiscal 2003, 2002 and 2001 excludes stock options to purchase 871, 1,424 and 76 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive. The computation of diluted EPS for fiscal 2003 and 2002 excludes 2,703 shares of common stock issuable upon conversion of our Subordinated Notes, as the inclusion of such shares would have been antidilutive for these fiscal years. The computation of diluted EPS for fiscal 2003 also excludes 6,067 shares of common stock issuable upon conversion of our Senior Notes, as the conditions for conversion (see Note 9) had not been satisfied as of September 30, 2003.

15.     Stockholders’ Equity

Common Stock

      On April 22, 2002, our Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend with cash payment in lieu of fractional shares, payable on June 5, 2002 to holders of our common stock of record on May 15, 2002. On May 1, 2001, our Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend with cash payment in lieu of fractional shares, payable on June 4, 2001 to holders of our common stock of record on May 14, 2001. All share and per share amounts within the accompanying consolidated financial statements and notes have been restated to reflect these stock splits that occurred in fiscal 2002 and 2001.

      We paid quarterly dividends on common stock of two cents per share, or eight cents per year, during each of fiscal 2003, 2002 and 2001.

Stockholder Rights Plan

      We maintain a stockholder rights plan pursuant to which one right to purchase preferred stock was distributed for each outstanding share of common stock held of record on August 21, 2001. Since this distribution, all newly issued shares of common stock, including the shares issued in connection with the acquisition of HNC, have been accompanied by a preferred stock purchase right. In general, the rights will become exercisable and trade independently from the common stock if a person or group acquires or obtains the right to acquire 15 percent or more of the outstanding shares of common stock or commences a tender or exchange offer that would result in that person or group acquiring 15 percent or more of the outstanding shares

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

of common stock, either event occurring without the consent of the Board of Directors. Each right represents a right to purchase Series A Participating Preferred Stock in an amount and at an exercise price that are subject to adjustment. The person or group who acquired 15 percent or more of the outstanding shares of common stock would not be entitled to make this purchase. The rights will expire in August 2011, or they may be redeemed by the Company at a price of $0.001 per right prior to that date.

16.     Employee Benefit Plans

Defined Contribution Plans

      We sponsor a Fair Isaac 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investments in Fair Isaac common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac 401(k) plan or have been frozen, totaled $6,159, $4,457 and $3,799 during fiscal 2003, 2002 and 2001, respectively.

Employee Stock Ownership Plans

      Prior to fiscal 2000, we made annual contributions into a domestic Employee Stock Ownership Plan (“Domestic ESOP”) that covered eligible employees, as determined annually by our Board of Directors. Effective at the beginning of fiscal 2000, we stopped accepting new participants into the Domestic ESOP and during fiscal 2000 and subsequent years we made no provisions for contributions into this plan. In October 2001, the Domestic ESOP was formally terminated and during fiscal 2002 we distributed the assets held in the plan. The Internal Revenue Service issued a Favorable Determination Letter regarding this plan termination.

      During fiscal 2002 and 2001, we maintained a Non-U.S. Employee Stock Ownership Plan (“Non-U.S. ESOP”) that covered eligible employees working in the United Kingdom and contributions into the Non-U.S. ESOP were determined annually by our Board of Directors. There were no contributions into this plan during fiscal 2003, 2002 and 2001.

Employee Incentive Plans

      We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $10,037, $4,915 and $4,841 during fiscal 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plans

      Under the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), we are authorized to issue up to 3,375 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase Fair Isaac common stock during semi-annual offering periods. The purchase price of the stock is the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      A total of 153, 102 and 123 shares of our common stock with a weighted average purchase price of $32.39, $30.82 and $17.48 per share were issued under the Purchase Plan during fiscal 2003, 2002 and 2001, respectively. At September 30, 2003, 2,949 shares remained available for issuance.

      In connection with our acquisition of HNC, we agreed to assume HNC’s Employee Stock Purchase Plan (the “HNC Purchase Plan”) for the remaining semi-annual purchase period ending on January 31, 2003. In connection with the HNC Purchase Plan assumption, we became authorized to issue up to 793 shares of our common stock to eligible employee participants, which consisted of former HNC employees that participated in the HNC Purchase Plan prior to the acquisition. Our Board of Directors has authorized termination of the HNC Purchase Plan, and no further purchases were made under the HNC Purchase Plan after January 31, 2003. Until January 31, 2003, existing participants were eligible to contribute up to 10% of their base salary into this plan to purchase Fair Isaac stock at the lower of 85% of (i) the fair market value of HNC common stock at the beginning of the applicable offering period, adjusted to reflect the merger exchange ratio into Fair Isaac stock, and (ii) the fair market value of Fair Isaac common stock on January 31, 2003. A total of 61 shares of Fair Isaac common stock with a purchase price of $27.18 per share were issued under the HNC Purchase Plan during fiscal 2003. None of our common stock was issued under the HNC Purchase Plan during fiscal 2002.

17.     Stock Option Plans

      We maintain a Fair Isaac stock option plan under which we may grant stock options, stock appreciation rights, restricted stock and common stock to officers, key employees and non-employee directors. Under this plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under the plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of the plan shall not exceed 3,375 shares. As of September 30, 2003, 194 shares remained available for grants under this plan. The plan will terminate in February 2012. We maintain individual stock option plans for certain of our executive officers and the chairman of the board. There are no shares available for future grants under these plans. Granted awards generally have a maximum term of ten years and vest over four years.

      We also assumed all outstanding stock options held by former employees and non-employee directors of HNC, who as of our acquisition date, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of September 30, 2003, 1,418 shares remained available for future grant under these option plans; however, the issuance of these shares may be subject to further approval by our stockholders under New York Stock Exchange corporate governance rules.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      Option activity under our plans during fiscal 2003, 2002 and 2001 is summarized as follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		average		average		average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	10,042	$27.93	6,422	$19.60	6,597	$16.47
Granted	2,557	$45.47	1,946	$38.19	2,287	$25.36
Assumption of HNC options	—	—	3,898	$32.87	—	—
Exercised	(2,632)	$26.28	(1,383)	$17.10	(2,078)	$16.48
Forfeited	(716)	$34.38	(841)	$28.78	(384)	$17.01

Outstanding at end of year	9,251	$32.75	10,042	$27.93	6,422	$19.60

Options exercisable at year end	3,350	$25.13	3,675	$24.54	1,388	$16.90

      The following table summarizes information about stock options outstanding at September 30, 2003:

	Options outstanding			Options exercisable

		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Outstanding	Price

$ 2.46 to $18.19	1,715	5.15	$15.42	1,370	$15.19
$18.20 to $27.11	1,735	6.35	$23.27	826	$23.19
$27.21 to $35.76	1,562	6.09	$31.62	535	$31.86
$35.99 to $42.20	1,765	8.08	$39.51	337	$39.43
$42.21 to $46.24	1,591	8.58	$43.74	108	$44.79
$46.55 to $64.55	883	8.53	$53.72	174	$52.02

$ 2.46 to $64.55	9,251	7.00	$32.75	3,350	$25.13

18.     Segment Information

      We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our credit bureau scores to lenders directly.

•	Strategy Machine Solutions. These solutions are industry-tailored applications designed for specific processes such as marketing, account origination, customer account management, fraud and medical bill review, as well as consumer solutions through our myFICO service.

•	Professional Services. This segment includes revenues from consulting services and custom engagements, as well as services associated with implementing and delivering our products.

•	Analytic Software Tools. This segment is composed of our analytic software tools sold to businesses for their use in building their own decisioning applications.

      Our Chief Executive Officer evaluates segment financial performance based on segment revenues and operating income. Segment operating expenses consist of direct and indirect costs principally related to

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

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

      The following tables summarize segment information for fiscal 2003, 2002 and 2001. Segment information for fiscal 2002 and 2001 has been restated to conform to fiscal 2003 presentation.

	Fiscal 2003

		Strategy		Analytic
	Scoring	Machine	Professional	Software
	Solutions	Solutions	Services	Tools	Total

Revenues	$135,994	$380,550	$83,975	$28,776	$629,295
Operating expenses	(62,281)	(289,888)	(75,733)	(24,698)	(452,600)

Segment operating income	$73,713	$90,662	$8,242	$4,078	176,695

Unallocated restructuring and merger-related					(2,501)

Operating income					174,194
Unallocated interest expense					(10,605)
Unallocated interest and other income, net					8,551

Income before income taxes					$172,140

Depreciation and amortization	$11,792	$25,813	$5,885	$1,445	$44,935

	Fiscal 2002

		Strategy		Analytic
	Scoring	Machine	Professional	Software
	Solutions	Solutions	Services	Tools	Total

Revenues	$127,991	$190,249	$62,576	$11,602	$392,418
Operating expenses	(58,505)	(163,073)	(65,418)	(10,886)	(297,882)

Segment operating income (loss)	$69,486	$27,176	$(2,842)	$716	94,536

Unallocated restructuring and merger-related					(47,424)

Operating income					47,112
Unallocated interest expense					(1,471)
Unallocated interest and other income, net					7,457

Income before income taxes					$53,098

Depreciation and amortization	$7,059	$18,945	$4,089	$892	$30,985

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

	Fiscal 2001

		Strategy		Analytic
	Scoring	Machine	Professional	Software
	Solutions	Solutions	Services	Tools	Total

Revenues	$123,980	$161,828	$37,011	$6,329	$329,148
Operating expenses	(66,108)	(146,580)	(36,135)	(8,218)	(257,041)

Segment operating income (loss)	$57,872	$15,248	$876	$(1,889)	72,107

Unallocated interest and other income, net					4,746

Income before income taxes					$76,853

Depreciation and amortization	$6,532	$15,661	$2,472	$409	$25,074

      Our revenues and percentage of revenues by reportable market segments are as follows for fiscal 2003, 2002 and 2001, the majority of which are derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	2003		2002		2001

Scoring Solutions	$135,994	22%	$127,991	33%	$123,980	38%
Strategy Machine Solutions	380,550	60%	190,249	48%	161,828	49%
Professional Services	83,975	13%	62,576	16%	37,011	11%
Analytic Software Tools	28,776	5%	11,602	3%	6,329	2%

	$629,295	100%	$392,418	100%	$329,148	100%

      Within our Strategy Machine Solutions segment, our marketing solutions accounted for 12%, 18% and 22% of total revenues in fiscal 2003, 2002 and 2001, respectively, and our customer account management solutions accounted for 15%, 16% and 17% of total revenues in these periods, respectively. Additionally within this segment, our fraud solutions and our medical bill review solutions each accounted for 11% of total revenues in fiscal 2003.

      Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2003, 2002 and 2001. No individual country outside of the United States accounted for 10% or more of revenue in any of these years.

	2003		2002		2001

United States	$495,650	79%	$316,241	81%	$269,161	82%
International	133,645	21%	76,177	19%	59,987	18%

	$629,295	100%	$392,418	100%	$329,148	100%

      One customer accounted for 10%, 12% and 11% of our total revenues during fiscal 2003, 2002 and 2001, respectively, principally within our Scoring Solutions and Strategy Machine Solutions segments. At September 30, 2003 and 2002, no individual customer contributed to 10% or more of total consolidated receivables.

      Our property and equipment, net, on a geographical basis are summarized below at September 30, 2003 and 2002. At September 30, 2003 and 2002, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

	2003		2002

United States	$48,190	95%	$59,672	96%
International	2,516	5%	2,802	4%

	$50,706	100%	$62,474	100%

19.     Related Party Transaction

      Prior to its expiration in November 2002, we were party to a consulting service agreement with Cherry Tree Development, in which a director of Fair Isaac holds a 50% beneficial equity interest. During fiscal 2003, 2002 and 2001, we recorded $60, $404 and $159 in selling, general and administrative expenses related to this agreement. Accounts payable under this agreement totaled $0 and $60 at September 30, 2003 and 2002, respectively.

20.     Commitments

      Minimum future commitments under non-cancelable operating leases are as follows as of September 30, 2003:

Future Minimum
Fiscal Year	Lease Payments

2004	$22,355
2005	20,217
2006	18,710
2007	16,748
2008	15,614
Thereafter	56,411

$150,055

      The above amounts will be reduced by contractual sublease commitments totaling $893, $536, $476, and $189 in fiscal 2004 through 2007, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $20,857, $11,992 and $10,260 during fiscal 2003, 2002 and 2001, respectively.

      In fiscal 2001, we entered into a mainframe service agreement that expires in fiscal 2005. Expense recorded by us under this agreement totaled $10,171 and $12,352 during fiscal 2003 and 2002, respectively. No expense was recorded by us under this agreement in fiscal 2001 as the service period had not yet commenced. Minimum future commitments under this service agreement are as follows as of September 30, 2003:

Fiscal Year

2004	$6,598
2005	517

$7,115

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

      We are party to employment agreements with three of our executive officers that stipulate, among other things, base salary levels and performance-based incentive bonus targets. In the event that we terminate employment with any of these executive officers without cause, as defined, we would be obligated to pay certain severance amounts to the executive officers. These agreements also contain change in control provisions that could require us, or an entity acquiring us, to make cash payments to the executive officers in certain instances. We are also a party to a Management Agreement with each of twenty-four other senior executive officers providing for certain payments and other benefits in the event of a change in control of Fair Isaac, coupled with a termination of the executive during the following year.

21.     Contingencies

      We are in a dispute with a customer regarding the amount owed in connection with the sale of several of our products. Given the preliminary nature of the dispute, the amount or range of any potential liability cannot be determined with certainty.

      We are involved in various other claims and legal actions arising in the ordinary course of business. We believe that these claims and actions will not result in a material adverse impact to our results of operations, liquidity or financial condition. However, the amount of the liabilities associated with these claims and actions, if any, cannot be determined with certainty.

22.     Guarantees

      In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements and certain supplier agreements, as well as standard indemnification agreements that we have executed with certain of our officers and directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

      Indemnification and warranty provisions contained within our customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations. The indemnification agreements that we have executed with certain of our officers and directors would require us to indemnify such officers and directors in certain instances. We have not incurred obligations under these indemnification agreements historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential officer or director indemnification obligations. The maximum potential amount of future payments that we could be required to make under the indemnification provisions in our customer license and service agreements, and officer and director agreements is unlimited.

23.     Subsequent Events

      On October 1, 2003, we acquired substantially all of the assets of Seurat Company (“Seurat”) for cash consideration of $5,000. Seurat is a provider of solutions and services that help companies target, acquire and retain customers through creative marketing strategies. We will account for this transaction using the purchase

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

method of accounting. We have not yet performed a preliminary allocation of the purchase price to the acquired assets and liabilities. The results of operations of Seurat will be included in the accompanying consolidated statements of income beginning on October 1, 2003.

24.     Supplementary Financial Data (Unaudited)

      The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2003. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2002	2003	2003	2003(1)

Revenues	$146,732	$158,598	$163,000	$160,965
Cost of revenues	60,654	64,041	62,209	59,688

Gross profit	$86,078	$94,557	$100,791	$101,277

Net income	$19,789	$25,645	$30,033	$31,690

Earnings per share(2):
Basic	$0.39	$0.54	$0.63	$0.68

Diluted(3)	$0.38	$0.51	$0.60	$0.64

Shares used in computing earnings per share:
Basic	50,162	47,898	47,488	46,933

Diluted	52,173	50,453	52,957	52,406

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2001	2002	2002	2002(4)

Revenues	$85,061	$87,050	$91,014	$129,293
Cost of revenues	38,585	39,127	40,724	55,764

Gross profit	$46,476	$47,923	$50,290	$73,529

Net income (loss)	$13,547	$14,185	$14,352	$(24,200)

Earnings (loss) per share(2):
Basic	$0.40	$0.41	$0.43	$(0.55)

Diluted	$0.38	$0.39	$0.41	$(0.55)

Shares used in computing earnings (loss) per share:
Basic	34,190	34,532	33,629	43,717

Diluted	35,946	36,287	35,233	43,717

(1)	During the quarter ended September 30, 2003, we reduced revenue and gross profit by $2,866, net income by $1,964 and basic and diluted earnings per share by $0.04 and $0.03, respectively, related to certain unbilled accounts receivable and deferred revenue balances remaining from prior years that were no longer assets or liabilities of Fair Isaac. These adjustments were identified during certain enterprise accounting system conversion activities that were completed during the fourth quarter.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

(2)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the totals for the respective years.

(3)	The computation of diluted earnings per share for the quarters ended June 30, 2003 and September 30, 2003 include 2,703 shares of common stock issuable upon conversion of our Subordinated Notes, along with a corresponding adjustment to net income to add back related interest expense, net of tax, of $1,585 and $1,606, respectively.

(4)	Results of operations for the quarter ended September 30, 2002 include HNC’s results of operations since the acquisition date of August 5, 2002. Results also include a $40.2 million charge associated with the write-off of in-process research and development in connection with the acquisition and $7.2 million in restructuring and other acquisition-related charges.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      An evaluation was carried out under the supervision and with the participation of Fair Isaac’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Fair Isaac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Fair Isaac’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Fair Isaac in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      No change in Fair Isaac’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this annual report and that has materially affected, or is reasonably likely to materially affect, Fair Isaac’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The required information regarding our Directors is incorporated by reference from the information under the caption “Election of Directors — Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2004.

      The required information regarding our Executive Officers is contained in Part I of this Form 10-K.

      The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Employer Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2004.

      Fair Isaac has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. This Code of Ethics is filed as Exhibit 14.1 to this report. Fair Isaac intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its Web site which is located at www.fairisaac.com.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference from the information under the captions “Directors Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2004.

Item 14.	Principal Accounting Fees and Services

      The information required by this Item is incorporated by reference from the information under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Consolidated Financial Statements:

Reference Page
Form 10-K

Independent auditors’ report	43
Consolidated balance sheets as of September 30, 2003 and 2002	44
Consolidated statements of income for the years ended September 30, 2003, 2002, and 2001	45
Consolidated statements of stockholders’ equity and comprehensive income (loss) for the years ended September 30, 2003, 2002, and 2001	46
Consolidated statements of cash flows for the years ended September 30, 2003, 2002, and 2001	47
Notes to consolidated financial statements	48

2.     Financial Statement Schedules

      All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3.     Exhibits:

Exhibit
Number	Description

3.1	By-laws of the Company (as amended effective March 31, 2003). (Incorporated by reference to Exhibit 3.2 to Company’s report on Form 10-Q for the fiscal quarter ended March 31, 2003.)
3.2	Restated Certificate of Incorporation of Fair Isaac Corporation (Incorporated by reference to Exhibit 3.1 to Company’s report on Form 10-Q for the fiscal quarter ended March 31, 2003.)
4.1	Indenture, dated as of August 24, 2001, between HNC and State Street Bank and Trust Company of California, N.A., as Trustee. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-3 Registration Statement, File No. 333-72804, filed November 6, 2001.)
4.2	Form of Note for HNC’s 5.25% Convertible Subordinated Note due September 1, 2008. (Included in Exhibit 4.1.)
4.3	Registration Rights Agreement, dated as of August 24, 2001, between HNC and Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-3 Registration Statement, File No. 333-72804, filed November 6, 2001.)

Exhibit
Number	Description

4.4	Rights Agreement dated as of August 8, 2001 between the Company and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)
4.5	Form of Right Certificate. (Included in Exhibit 4.4.)
4.6*	Indenture, dated as of August 6, 2003, between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee
4.7*	Registration Rights Agreement, dated as of August 6, 2003, by and among the Company, Credit Suisse First Boston LLC, Goldman Sachs & Co. and Thomas Weisel LLC.
4.8*	Form of 1.5% Senior Convertible Note due August 15, 2023. (included in Exhibit 4.6.)
10.1	HNC’s 1995 Equity Incentive Plan, as amended through March 30, 2000. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.2	Form of 1995 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.02 to HNC’s Form S-4 Registration Statement, File No. 333-64527, as amended December 21, 1998.)(1)
10.3	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-62492, filed June 7, 2001.)(1)
10.4	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.5	Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.)(1)
10.6	HNC’s 1995 Employee Stock Purchase Plan, as amended through January 1, 2002.(1) (Incorporated by reference to Exhibit 10.07 to HNC’s report on Form 10K for the fiscal year ended December 31, 2001.)
10.7	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000 and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.8	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.9	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.10	Office Building Lease, Regency Center, by and between The Joseph and Eda Pell Revocable Trust and the Company dated June 13, 2001. (Incorporated by reference to Exhibit 10.11 to Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2001.)
10.11	First Amendment to Lease by and between 111 Partners and the Company, effective July 1, 2001. (Incorporated by reference to Exhibit 10.13 to Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2001.)
10.12	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.13	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

Exhibit
Number	Description

10.14	Lease dated May 1, 1995, between Control Data Corporation and DynaMark, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)
10.15	Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.16	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994. (Incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)(1)
10.17	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.18	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.19	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.20	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.21	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.22	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.23	Systems/ Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.24	Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers. (Incorporated by reference to Exhibit 10.26 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.25	Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)
10.26	Second Amendment to Employment Agreement entered into effective as of December 26, 2001, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski. (Incorporated by reference to Exhibit 10.13 to Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.)(1)
10.27	Employee Option Exercise Assistance documents used under HNC’s option plans, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended September 30, 2000.)(1)
10.28	Amended Employee Option Exercise Assistance documents, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit 10.33 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)(1)
10.29	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001. (Incorporated by reference to Exhibit 10.35 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)

Exhibit
Number	Description

10.30	Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between HNC and PacCor Partners. (Previously filed as Exhibit 10.09 to the HNC IPO S-1.) (Incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)
10.31	Credit Agreement dated November 1, 2002, by and between Fair, Isaac and Company, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)
10.32*	First Amendment to Credit Agreement entered into as of August 1, 2003 by and between the Company and Wells Fargo Bank, National Association.
10.33	Lease dated June 1, 2001 by and between The Prudential Assurance Company Limited and Fair, Isaac International UK Corporation. (Incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2001.)
10.34	Industrial Lease dated as of October 2, 1998, between HNC and The Irvine Company. (Incorporated by reference to Exhibit 99.01 to HNC’s Registration Statement on Form S-8, File No. 333-71923, filed February 5, 1999.)
10.35	Industrial Building Lease between HNC and Coppell Commerce Center, Ltd dated as of December 13, 2000. (Incorporated by reference to Exhibit 10.45 to HNC’s report on Form 10K for the fiscal year ended December 31, 2001.)
10.36	Sublease Agreement between HNC and Federal Insurance Company dated as of October 31, 2001. (Incorporated by reference to Exhibit 10.46 to HNC’s report on Form 10K for the fiscal year ended December 31, 2001.)
10.37	Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First Addendum thereto. (Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)
10.38*	The Company’s 1992 Long Term Incentive Plan as amended and restated effective August 26, 2003.
10.39	Employment Agreement entered into effective as of August 5, 2002, by and between Fair, Isaac and Company, Inc. and Kenneth J. Saunders. (Incorporated by reference to Exhibit 10.47 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.40	Nonstatutory Stock Option Agreement with Kenneth J. Saunders entered into as of August 5, 2002. (Incorporated by reference to Exhibit 10.48 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.41	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)
10.42	The Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-32396, filed March 14, 2000.)(1)
10.43	The Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.)(1)
10.44	The Mark Pautsch Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.)(1)
10.45	2002 Stock Bonus Plan of the Company (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 Registration Statement, File No. 333-97695, filed August 6, 2002.)(1)
10.46	Second Supplemental Indenture, dated as of October 31, 2002, between Fair, Isaac and State Street Bank and Trust Company of California, N.A., as trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-3 Registration Statement, File No. 333-101033, filed November 6, 2002.)
10.47	Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)

Exhibit
Number	Description

10.48	Nonstatutory Stock Option Agreement with Thomas Grudnowski entered into as of November 16, 2002. (Incorporated by reference to Exhibit 10.59 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.49	Lease Agreement dated as of February 14, 2003, between Kilroy Realty, L.P. and the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2003.)
10.50	Lease Agreement dated as of January 17, 2003, between International Centre Limited Partnership and the Company. Sublease Agreement dated as of January 17, 2003, between Utility Engineering Corporation and the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002.)
12.1*	Computations of ratios of earnings to fixed charges.
14.1*	Code of Ethics for Senior Financial Management.
21.1*	List of Company’s subsidiaries.
23.1*	Independent Auditors’ Consent.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1*	Section 1350 Certifications of CEO.
32.2*	Section 1350 Certifications of CFO.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

(b)	Reports on Form 8-K:

      i.     On July 23, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter and nine months ended June 30, 2003.

      ii.     On August 4, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s two press releases announcing on July 31, 2003: 1) that the registrant intends to offer approximately $350 million aggregate principal amount (excluding any option for the initial purchasers to the offering to purchase additional Senior Notes) of Senior Notes through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and 2) that the registrant priced its offering of $350 million aggregate principal amount of the Senior Notes (excluding the option for the initial purchasers to the offering to purchase an additional $50 million aggregate principal amount of Senior Notes) through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

      iii.     On November 3, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter and year ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ KENNETH J. SAUNDERS

Kenneth J. Saunders
Vice President and Chief Financial Officer

DATE: December 11, 2003

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

/s/ THOMAS G. GRUDNOWSKI Thomas G. Grudnowski	President, Chief Executive Officer (Principal Executive Officer) and Director	December 11, 2003

/s/ KENNETH J. SAUNDERS Kenneth J. Saunders	Vice President, Chief Financial Officer (Principal Financial Officer)	December 11, 2003

/s/ RUSSELL C. CLARK Russell C. Clark	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	December 11, 2003

/s/ A. GEORGE BATTLE A. George Battle	Director	December 11, 2003

/s/ TONY J. CHRISTIANSON Tony J. Christianson	Director	December 11, 2003

/s/ ALEX W. HART Alex W. Hart	Director	December 11, 2003

/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	December 11, 2003

/s/ GUY R. HENSHAW Guy R. Henshaw	Director	December 11, 2003

/s/ DAVID S. P. HOPKINS David S. P. Hopkins	Director	December 11, 2003

/s/ MARGARET L. TAYLOR Margaret L. Taylor	Director	December 11, 2003

EXHIBIT INDEX

To Fair Isaac Corporation

Report On Form 10-K For The Fiscal Year Ended September 30, 2003

Exhibit
Number	Description

3.1	By-laws of the Company (as amended effective March 31, 2003).	Incorporated by Reference
3.2	Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference
4.1	Indenture, dated as of August 24, 2001, between HNC and State Street Bank and Trust Company of California, N.A., as Trustee.	Incorporated by Reference
4.2	Form of Note for HNC’s 5.25% Convertible Subordinated Note due September 1, 2008. (Included in Exhibit 4.1.)	Incorporated by Reference
4.3	Registration Rights Agreement, dated as of August 24, 2001, between HNC and Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and U.S. Bancorp Piper Jaffray Inc.	Incorporated by Reference
4.4	Rights Agreement dated as of August 8, 2001 between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights.	Incorporated by Reference
4.5	Form of Right Certificate. (Included in Exhibit 4.4.)	Incorporated by Reference
4.6	Indenture, dated as of August 6, 2003 between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee	Filed Electronically
4.7	Registration Rights Agreement, dated as of August 6, 2003, by and among the Company, Credit Suisse First Boston LLC, Goldman Sachs & Co. and Thomas Weisel LLC.	Filed Electronically
4.8	Form of 1.5% Senior Convertible Note due August 15, 2023 (included in Exhibit 4.6.)	Filed Electronically
10.1	HNC’s 1995 Equity Incentive Plan, as amended through March 30, 2000.	Incorporated by Reference
10.2	Form of 1995 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.3	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement.	Incorporated by Reference
10.4	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference
10.5	Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.6	HNC’s 1995 Employee Stock Purchase Plan, as amended through January 1, 2002.	Incorporated by Reference
10.7	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000 and related form of option agreement.	Incorporated by Reference
10.8	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC.	Incorporated by Reference
10.9	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.10	Office Building Lease, Regency Center, by and between The Joseph and Eda Pell Revocable Trust and the Company dated June 13, 2001.	Incorporated by Reference
10.11	First Amendment to Lease by and between 111 Partners and the Company, effective July 1, 2001.	Incorporated by Reference
10.12	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement.	Incorporated by Reference
10.13	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC.	Incorporated by Reference

Exhibit
Number	Description

10.14	Lease dated May 1, 1995, between Control Data Corporation and DynaMark, Inc.	Incorporated by Reference
10.15	Form of ONYX Technologies, Inc. Stock Option Agreement.	Incorporated by Reference
10.16	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994.	Incorporated by Reference
10.17	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC.	Incorporated by Reference
10.18	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements.	Incorporated by Reference
10.19	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC.	Incorporated by Reference
10.20	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan.	Incorporated by Reference
10.21	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC.	Incorporated by Reference
10.22	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan.	Incorporated by Reference
10.23	Systems/ Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements.	Incorporated by Reference
10.24	Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers.	Incorporated by Reference
10.25	Lease dated April 28, 1995, between CSM Investors, Inc., and DynaMark, Inc.	Incorporated by Reference
10.26	Second Amendment to Employment Agreement entered into effective as of December 26, 2001, by and between Fair, Isaac and Company, Inc. and Thomas G. Grudnowski.	Incorporated by Reference
10.27	Employee Option Exercise Assistance documents used under HNC’s option plans, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents.	Incorporated by Reference
10.28	Amended Employee Option Exercise Assistance documents, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents.	Incorporated by Reference
10.29	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001.	Incorporated by Reference
10.30	Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between HNC and PacCor Partners. (Previously filed as Exhibit 10.09 to the HNC IPO S-1.)	Incorporated by Reference
10.31	Credit Agreement dated November 1, 2002, by and between the Company and Company, Inc. and Wells Fargo Bank, National Association.	Incorporated by Reference
10.32	First Amendment to Credit Agreement entered into as of August 1, 2003 by and between the Company and Wells Fargo Bank, National Association.	Filed Electronically
10.33	Lease dated June 1, 2001 by and between The Prudential Assurance Company Limited and Fair, Isaac International UK Corporation.	Incorporated by Reference
10.34	Industrial Lease dated as of October 2, 1998, between HNC and The Irvine Company.	Incorporated by Reference

Exhibit
Number	Description

10.35	Industrial Building Lease between HNC and Coppell Commerce Center, Ltd dated as of December 13, 2000.	Incorporated by Reference
10.36	Sublease Agreement between HNC and Federal Insurance Company dated as of October 31, 2001.	Incorporated by Reference
10.37	Lease dated July 1, 1993, between The Joseph and Eda Pell Revocable Trust and the Company and the First Addendum thereto.	Incorporated by Reference
10.38	The Company’s 1992 Long Term Incentive Plan as amended and restated effective August 26, 2003.	Filed Electronically
10.39	Employment Agreement entered into effective as of August 5, 2002, by and between Fair, Isaac and Company, Inc. and Kenneth J. Saunders.	Incorporated by Reference
10.40	Nonstatutory Stock Option Agreement with Kenneth J. Saunders entered into as of August 5, 2002.	Incorporated by Reference
10.41	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference
10.42	The Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference
10.43	The Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference
10.44	The Mark Pautsch Stock Option Plan.	Incorporated by Reference
10.45	2002 Stock Bonus Plan of the Company.	Incorporated by Reference
10.46	Second Supplemental Indenture, dated as of October 31, 2002, between Fair, Isaac and State Street Bank and Trust Company of California, N.A., as trustee.	Incorporated by Reference
10.47	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference
10.48	Nonstatutory Stock Option Agreement with Thomas Grudnowski entered into as of November 16, 2002.	Incorporated by Reference
10.49	Lease Agreement dated as of February 14, 2003, between Kilroy Realty, L.P. and The Company.	Incorporated by Reference
10.50	Lease Agreement dated as of January 17, 2003, between International Centre Limited Partnership and the Company. Sublease Agreement dated as of January 17, 2003, between Utility Engineering Corporation and the Company.	Incorporated by Reference
12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically
14.1	Code of Ethics for Senior Financial Management.	Filed Electronically
21.1	List of Company’s subsidiaries.	Filed Electronically
23.1	Independent Auditors’ Consent.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32.1	Section 1350 Certifications of CEO.	Filed Electronically
32.2	Section 1350 Certifications of CFO.	Filed Electronically