Form 10-Q
period 2003-12-31
FAIR ISAAC CORP
filed 2004-02-13
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from________ to ________

Commission File Number 0-16439

Fair Isaac Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-1499887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Smith Ranch Road	94903
San Rafael, California	(Zip Code)
(Address of principal executive offices)

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

     The number of shares of common stock outstanding on December 31, 2003 was 47,003,604 (excluding 11,590,525 shares held by the Company as treasury stock).

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	December 31,	September 30,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$197,526	$249,458
Marketable securities available for sale, current portion	318,363	255,893
Receivables, net	132,158	138,712
Prepaid expenses and other current assets	16,263	16,981
Deferred income taxes, current portion	5,255	6,828

Total current assets	669,565	667,872
Marketable securities available for sale, less current portion	227,983	155,312
Other investments	1,528	8,942
Property and equipment, net	49,676	50,706
Goodwill	458,141	457,842
Intangible assets, net	91,243	93,930
Deferred income taxes, less current portion	40,738	40,738
Other assets	17,841	19,831

	$1,556,715	$1,495,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,078	$15,267
Accrued compensation and employee benefits	22,045	25,839
Other accrued liabilities	40,933	25,672
Deferred revenue	37,642	31,584

Total current liabilities	113,698	98,362
Senior convertible notes	400,000	400,000
Convertible subordinated notes, net of discount	141,740	141,364
Other liabilities	5,982	5,905

Total liabilities	661,420	645,631

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 58,594 and 58,251 shares issued and 47,004 and 46,578 shares outstanding at December 31, 2003 and September 30, 2003, respectively)	470	466
Paid-in-capital	1,030,529	1,019,847
Treasury stock, at cost (11,590 and 11,673 shares at December 31, 2003 and September 30, 2003, respectively)	(483,016)	(486,477)
Unearned compensation	(3,120)	(3,710)
Retained earnings	347,167	319,341
Accumulated other comprehensive income	3,265	75

Total stockholders’ equity	895,295	849,542

	$1,556,715	$1,495,173

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	December 31,

	2003	2002

Revenues	$169,341	$146,732

Operating expenses:
Cost of revenues (1)	59,535	60,654
Research and development	16,401	17,247
Selling, general and administrative (1)	41,760	32,183
Amortization of intangible assets (1)	4,067	3,262
Restructuring and merger-related	—	2,010

Total operating expenses	121,763	115,356

Operating income	47,578	31,376
Interest income	2,445	2,596
Interest expense	(4,378)	(2,322)
Other income, net	558	528

Income before income taxes	46,203	32,178
Provision for income taxes	17,442	12,389

Net income	$28,761	$19,789

Earnings per share:
Basic	$0.62	$0.39

Diluted	$0.59	$0.38

Shares used in computing earnings per share:
Basic	46,549	50,162

Diluted	49,158	52,173

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Common Stock						Accumulated
							Other	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	Income	Equity	Income

Balance at September 30, 2003	46,578	$466	$1,019,847	$(486,477)	$(3,710)	$319,341	$75	$849,542
Exercise of stock options	343	3	8,206	—	—	—	—	8,209
Tax benefit from exercised stock options	—	—	2,487	—	—	—	—	2,487
Amortization of unearned compensation	—	—	—	—	568	—	—	568
Forfeitures of stock options assumed in HNC acquisition	—	—	(22)	—	22	—	—	—
Issuance of ESPP shares from treasury	83	1	11	3,461	—	—	—	3,473
Dividends paid	—	—	—	—	—	(935)	—	(935)
Net income	—	—	—	—	—	28,761	—	28,761	$28,761
Unrealized gains on investments	—	—	—	—	—	—	2,789	2,789	2,789
Cumulative translation adjustments	—	—	—	—	—	—	401	401	401

Balance at December 31, 2003	47,004	$470	$1,030,529	$(483,016)	$(3,120)	$347,167	$3,265	$895,295	$31,951

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income	$28,761	$19,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,307	11,645
Share of equity in earnings of investment	(17)	(32)
Gain on sales of marketable securities	(125)	(626)
Amortization of unearned compensation	568	810
Tax benefit from exercised stock options	2,487	4,399
Net amortization of premium (discount) on marketable securities	86	(149)
Provision for doubtful accounts	241	975
Amortization of discount on convertible subordinated notes	376	352
Net loss on sales of property and equipment	58	—
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	8,995	9,379
Prepaid expenses and other assets	570	361
Accounts payable	(2,551)	2,583
Accrued compensation and employee benefits	(3,766)	(3,180)
Accrued and other liabilities	14,736	3,238
Deferred revenue	6,001	3,106

Net cash provided by operating activities	67,727	52,650

Cash flows from investing activities:
Purchases of property and equipment	(4,320)	(2,691)
Cash proceeds from sale of product line	—	3,000
Collections of notes receivable from sale of product lines	1,700	—
Cash paid in acquisitions	(5,000)	(2,250)
Purchases of marketable securities	(266,416)	(108,995)
Proceeds from sales of marketable securities	69,611	64,566
Proceeds from maturities of marketable securities	74,019	18,545

Net cash used in investing activities	(130,406)	(27,825)

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	11,682	15,197
Dividends paid	(935)	(1,011)
Repurchases of common stock	—	(76,036)

Net cash provided by (used in) financing activities	10,747	(61,850)

Decrease in cash and cash equivalents	(51,932)	(37,025)
Cash and cash equivalents, beginning of period	249,458	96,834

Cash and cash equivalents, end of period	$197,526	$59,809

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$3,412	$364

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business

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

     In these condensed consolidated financial statements, Fair Isaac Corporation is referred to as “we,” “us,” “our,” and “Fair Isaac.” HNC Software Inc., which we acquired in August 2002, is referred to as “HNC.”

Principles of Consolidation and Basis of Presentation

     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

Stock-Based Compensation

     We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for fixed employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation cost for variable employee stock awards is measured as the excess, if any, of the fair value of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation cost is amortized over the related service periods for each vesting date using the straight-line method. Compensation expense previously recorded for vested variable awards is reversed when the measurement of compensation cost decreases from prior measurements. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the quarters ended December 31, 2003 and 2002:

	Quarter Ended
	December 31,

	2003	2002

	(In thousands, except per
	share data)
Net income, as reported	$28,761	$19,789
Add: Stock-based employee compensation expense included in reported net income, net of tax	353	498
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,319)	(4,154)

Pro forma net income	$23,795	$16,133

Earnings per share, as reported:
Basic	$0.62	$0.39

Diluted	$0.59	$0.38

Pro forma earnings per share:
Basic	$0.51	$0.32

Diluted	$0.49	$0.31

2. Acquisition

     On October 1, 2003, we acquired substantially all of the assets of Seurat Company (“Seurat”) for cash consideration of $5.0 million. Seurat is a provider of solutions and services that help companies target, acquire and retain customers through creative marketing strategies. We accounted for this transaction using the purchase method of accounting. The results of operations of Seurat have been included in the accompanying condensed consolidated statements of income beginning on October 1, 2003. Our allocation of the purchase price, including $0.1 million in acquisition costs, was as follows: (i) $3.6 million was allocated to net tangible assets, consisting principally of receivables and property and equipment, (ii) $1.4 million was allocated to intangible assets, consisting of acquired customer contracts and relationships, and (iii) $0.1 million was allocated to goodwill. The acquired intangible assets have an estimated useful life of five years and are being amortized over this period using the straight-line method. The goodwill was allocated entirely to our Strategy Machine Solutions operating segment, all of which is deductible for tax purposes.

3. Marketable Securities Available for Sale

     As of September 30, 2003, we held an approximate 6.0% ownership interest in Open Solutions, Inc. (“OSI”), a developer of client/server core data processing solutions for community banks and credit unions, that was accounted for using the cost method. The OSI investment was recorded by us at its estimated fair value of $7.5 million in connection with the HNC acquisition, and was included in other investments as of September 30, 2003. In November 2003, OSI completed an initial public offering of its stock. In connection therewith, we reclassified our investment in OSI to marketable securities available for sale, current portion, based on our holding intent. As of December 31, 2003, our investment in OSI was recorded at its fair value of $12.2 million, which includes an unrealized gain of $4.7 million ($2.9 million net of tax) that is included in accumulated other comprehensive income within stockholders’ equity.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Amortization of Intangible Assets

     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following during the quarters ended December 31, 2003 and 2002:

	Quarter Ended
	December 31,

	2003	2002

	(In thousands)
Cost of revenues	$2,286	$2,100
Selling, general and administrative expenses	1,781	1,162

	$4,067	$3,262

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets. Intangible assets were $91.2 million and $93.9 million, net of accumulated amortization of $20.1 million and $16.1 million, as of December 31, 2003 and September 30, 2003, respectively.

5. Restructuring and Merger-Related Expenses

     The following table summarizes activity for the quarter ended December 31, 2003, related to restructuring accruals previously recorded in connection with the HNC acquisition, of which $0.9 million and $0.9 million is recorded in other accrued current liabilities as of December 31, 2003 and September 30, 2003, respectively, and $1.1 million and $1.3 million is recorded in other long-term liabilities as of December 31, 2003 and September 30, 2003, respectively, within the accompanying condensed consolidated balance sheets:

	Accrual at		Accrual at
	September 30,	Cash	December 31,
	2003	Payments	2003

	(In thousands)
Facilities charges	$2,208	$(219)	$1,989
Employee separation	5	(5)	—

	$2,213	$(224)	$1,989

     During the quarter ended December 31, 2002, we incurred merger-related expenses totaling $2.0 million, consisting primarily of retention bonuses.

6. Earnings Per Share

     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2003 and 2002:

	Quarter Ended
	December 31,

	2003	2002

	(In thousands, except per
	share data)
Numerator — net income	$28,761	$19,789

Denominator — shares:
Basic weighted-average shares	46,549	50,162
Effect of dilutive securities	2,609	2,011

Diluted weighted-average shares	49,158	52,173

Earnings per share:
Basic	$0.62	$0.39

Diluted	$0.59	$0.38

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The computation of diluted EPS for the quarters ended December 31, 2003 and 2002 excludes options to purchase approximately 405,000 and 2,733,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. The computation of diluted EPS for the quarters ended December 31, 2003 and 2002 also exclude approximately 2,703,000 shares of common stock issuable upon conversion of our 5.25% Convertible Subordinated Notes (the “Subordinated Notes”), as the inclusion of such shares would have been antidilutive for this period. The computation of diluted EPS for the quarter ended December 31, 2003 also excludes approximately 6,067,000 shares of common stock issuable upon conversion of our 1.5% Senior Convertible Notes (the “Senior Notes”), as the conditions for conversion had not been satisfied as of December 31, 2003. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $65.9288 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 15.1679 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate, subject to certain limitations; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions.

7. Stock Option Plan

     In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “Plan”). The Plan reserves 1,500,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, and meets the “employment inducement award” provisions of the New York Stock Exchange’s recently adopted listing standards regarding shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under this plan will be generally consistent with those made under our other existing stock option plan.

     In connection with our acquisition of Seurat during the quarter ended December 31, 2003, variable awards for 169,500 shares with a modified exercise price of $53.25 (original exercise price of $59.20) were granted to Seurat employees under the Plan. No compensation cost was recognized during the quarter as the quarter end stock price did not exceed this exercise price.

8. Segment Information

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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation and amortization amounts are allocated to the segments from their internal cost centers as described above.

     The following tables summarize segment information for the quarters ended December 31, 2003 and 2002:

	Quarter Ended December 31, 2003

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total

			(In thousands)
Revenues	$103,261	$35,307	$22,492	$8,281	$169,341
Operating expenses	(78,990)	(16,073)	(20,119)	(6,581)	(121,763)

Segment operating income	$24,271	$19,234	$2,373	$1,700	47,578

Unallocated interest expense					(4,378)
Unallocated interest and other income, net					3,003

Income before income taxes					$46,203

Depreciation and amortization	$6,453	$2,880	$1,623	$351	$11,307

	Quarter Ended December 31, 2002

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total

			(In thousands)
Revenues	$85,367	$34,168	$20,265	$6,932	$146,732
Operating expenses	(71,910)	(15,440)	(19,785)	(6,211)	(113,346)

Segment operating income	$13,457	$18,728	$480	$721	33,386

Unallocated restructuring and merger-related					(2,010)

Operating income					31,376
Unallocated interest expense					(2,322)
Unallocated interest and other income, net					3,124

Income before income taxes					$32,178

Depreciation and amortization	$6,640	$3,102	$1,522	$381	$11,645

9. Related Party Transactions

     During the quarters ended December 31, 2003 and 2002, we recorded revenues in the amount of $1.1 million and $0.2 million, respectively, related to sales of products through Informa GmbH (“Informa”), an equity method investee in which we own a 33.3% interest, and had receivables from Informa in the amount of $1.1 million and $0.1 million as of December 31, 2003 and September 30, 2003, respectively.

10. Contingencies

     We are in a dispute with a customer regarding the amount owed in connection with the sale of several of our products. We also have had claims asserted by former employees relating to compensation and other employment matters. As to these matters, the amount or range of any potential liability cannot be determined with certainty.

     We are involved in various other claims and legal actions arising in the ordinary course of business. We believe that these claims and actions will not result in a material adverse impact to our results of operations, liquidity or financial condition. However, the amount of the liabilities associated with these claims and actions, if any, cannot be determined with certainty.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Subsequent Events

     On February 2, 2004, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on our common stock, payable on March 10, 2004 to shareholders of record on February 18, 2004. We will pay cash in lieu of fractional shares. The share and per share amounts within the accompanying condensed consolidated financial statements and notes have not been adjusted to reflect this pending stock split.

     On February 2, 2004, our Board of Directors declared a two cents per share quarterly cash dividend, payable on March 10, 2004 to shareholders of record on a pre-split basis on February 18, 2004.

     On February 2, 2004, our shareholders ratified an amendment to our Restated Certificate of Incorporation to increase the total authorized shares of common stock from 100,000,000 to 200,000,000, which has been reflected in the accompanying condensed consolidated balance sheets.

     During the period January 1, 2004 through February 12, 2004, we repurchased 375,000 shares of our common stock for an aggregate cost of $23.1 million. The shares were repurchased pursuant to a program approved by our Board of Directors in the prior fiscal year that allowed us to repurchase up to 1,500,000 shares of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-K, 10-Q and 8-K to be filed by Fair Isaac in fiscal year 2004.

RESULTS OF OPERATIONS

Overview

     Fair Isaac Corporation (NYSE: FIC) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “Fair Isaac”) is a leader in enterprise decision management, providing analytic, software and data management products and services that enable businesses to automate and improve their decisions. Our predictive modeling, decision analysis, intelligence management, decision management systems and consulting services power billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure of credit risk, to manage their financial health.

     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended December 31, 2003, 79% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues are derived from transactional or unit based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 82% and 83% of our revenues during the quarters ended December 31, 2003 and 2002, respectively, were derived from arrangements with transactional or unit based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

     Within the consumer credit and financial services sectors there has recently been a sizable amount of industry consolidation, some of which remains pending. Several of our customers have announced consolidation plans in recent months. Consolidation among our customers can create opportunities for us to broaden our existing relationships with these customers. In addition, due to the long-term obligations we typically have with our customers, we do not expect significant near term effects on our revenues from consolidation. While consolidation events could cause future revenues to decline, on balance we view current consolidation in our customer base as unlikely to have a material effect on our near term future results.

     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. In the quarter ended December 31, 2003 we achieved new bookings of $135.1 million, including 25 deals with bookings values over $1.0 million and eight deals with bookings values over $3.0 million, compared to new bookings in the quarter ended December 31, 2002 of $102.8 million, including 15 deals with bookings values over $1.0 million and nine deals with bookings values over $3.0 million.

     Management regards the volume of new bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below, concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed non-cancelable terms, some of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize all of our contracts as backlog.

     Our revenues derived from clients outside the United States have been growing more rapidly than our revenues from domestic clients. International revenues totaled $37.4 million and $24.9 million during the quarters ended December 31, 2003 and 2002, respectively, representing 22% and 17% of total consolidated revenues in each of these periods. We believe this international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues from international clients will continue to increase.

     We acquired Spectrum Managed Care, Inc. (“Spectrum”) in December 2002, NAREX Inc. (“NAREX”) in July 2003, Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”) in September 2003, and Seurat Company (“Seurat”) in October 2003. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result of these acquisitions, our financial results during the quarter ended December 31, 2003, are not directly comparable to those during the quarter ended December 31, 2002 or other quarters prior to any of these acquisitions.

     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a larger number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended December 31, 2003 and 2002 are set forth in Note 8 to the accompanying condensed consolidated financial statements.

Revenues

     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended December 31,		Percentage of Revenues Quarter Ended December 31,			Period-to-Period
Segment	2003	2002	2003	2002	Period-to-Period Change	Percentage Change

Strategy Machine Solutions	$103,261	$85,367	61%	58%	$17,894	21%
Scoring Solutions	35,307	34,168	21%	23%	1,139	3%
Professional Services	22,492	20,265	13%	14%	2,227	11%
Analytic Software Tools	8,281	6,932	5%	5%	1,349	19%

Total revenues	$169,341	$146,732	100%	100%	22,609	15%

     The increase in total revenues from the quarter ended December 31, 2002 to the quarter ended December 31, 2003 included a $10.2 million increase in revenues that resulted from our four acquisitions in fiscal 2003 and 2004.

     Strategy Machine Solutions segment revenues increased primarily due to a $6.3 million increase in revenues from our account management solutions, a $4.1 million increase in revenues from our insurance and healthcare solutions, a $2.4 million increase in revenues from our fraud solutions, a $1.9 million increase in revenues from our marketing solutions, a $1.4 million increase in revenues from our strategy science solutions and a $1.8 million increase in revenues from our other strategy machine solutions. The increase in account management solutions revenues was attributable primarily to increases in both international perpetual license sales and transactional volumes under transactional-based agreements, including transactional-based revenues derived from our Narex acquisition in July 2003. The increase in insurance and healthcare solutions revenues was attributable primarily to an increase in customer medical bill review volumes resulting from our Diversified and Spectrum acquisitions in September 2003 and December 2002, respectively, partially offset by a decline in bill review volumes associated with our existing customer base, including that related to the loss of a significant customer, as well as lower claims volumes at some of our key customers. The increase in fraud solutions revenues was attributable primarily to an increase in active accounts and merchant transaction volumes, principally due to growth in our customer base, and to the cross-selling of additional fraud products to our existing customer base. The increase in marketing solutions revenues was attributable primarily to an increase in customer transaction volumes resulting from our Seurat acquisition in October 2003, partially offset by a decrease in service revenues from our existing customer base. The increase in strategy science solutions revenues was attributable primarily to increases in transactional-based revenues resulting from the growth of our strategy science customer base as well as increases in gain-share revenues from this customer base.

     Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting principally from increased sales of scores for account review and prescreening activities. During the quarters ended December 31, 2003 and 2002, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 19% and 20%, respectively, of our total company revenues, including revenues from these customers that are recorded in our other segments.

     Professional Services segment revenues increased primarily due to an increase in model development and business consulting revenues, including revenues derived from our Seurat acquisition in October 2003, partially offset by a decline in software implementation revenues due to a lower number of implementation projects in the current quarter.

     Analytic Software Tools segment revenues increased primarily due to an increase in sales of perpetual licenses for our analytic model development software products.

Operating Expenses and Other Income (Expense)

     The following table sets forth certain summary information related to our operating expenses and other income (expense) for the fiscal periods indicated.

	Quarter Ended December 31,		Percentage of Revenues Quarter Ended December 31,			Period-to-Period
	2003	2002	2003	2002	Period-to-Period Change	Percentage Change

Revenues	$169,341	$146,732	100%	100%	$22,609	15%

Operating expenses:
Cost of revenues	59,535	60,654	35%	41%	(1,119)	(2)%
Research and development	16,401	17,247	10%	12%	(846)	(5)%
Selling, general and administrative	41,760	32,183	25%	22%	9,577	30%
Amortization of intangible assets	4,067	3,262	2%	2%	805	25%
Restructuring and merger-related	—	2,010	—	2%	(2,010)	(100)%

Total operating expenses	121,763	115,356	72%	79%	6,407	6%

Operating income	47,578	31,376	28%	21%	16,202	52%
Interest income	2,445	2,596	2%	2%	(151)	(6)%
Interest expense	(4,378)	(2,322)	(3)%	(1)%	2,056	89%
Other income, net	558	528	—	—	—	—

Income before income taxes	46,203	32,178	27%	22%	14,025	44%
Provision for income taxes	17,442	12,389	10%	8%	5,053	41%

Net income	$28,761	$19,789	17%	14%	8,972	45%

Number of employees	2,371	2,288			83	4%

     Cost of Revenues

     Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in creating, installing and supporting revenue products; travel and related overhead costs; costs of computer service bureaus; internal network hosting costs; amounts payable to credit reporting agencies for scores; software costs; and expenses related to our consumer score services through myFICO.com.

     The decrease in cost of revenues was attributable primarily to a $2.6 million reduction in personnel costs, partially offset by a $1.4 million increase in third-party software and data costs and a $0.1 million net increase in various other expenditures. The reduction in personnel costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first quarter of fiscal 2004, partially offset by an increase in personnel costs resulting from our fiscal 2003 and 2004 acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in revenues, including those resulting from our fiscal 2003 and 2004 acquisitions. In future periods, we expect that cost of revenues as a percentage of revenues will be consistent with the first quarter of fiscal 2004 to slightly lower.

     Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software tools.

     The decrease in research and development expenses was attributable primarily to a reduction in research and development personnel and related costs, primarily related to Strategy Machine Solutions development projects. We anticipate that research and development expenditures in future periods, as a percentage of revenue, will be consistent with the first quarter of fiscal 2004 to slightly lower.

     Selling, General and Administrative

     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

     The increase in selling, general and administrative expenses was attributably primarily to a $6.6 million increase in personnel costs, a $2.2 million increase in legal and accounting professional fees and a $1.3 million increase in advertising expenditures, partially offset by a $0.5 million net decrease in various other expenditures. The increase in personnel costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first fiscal quarter of 2004, and to a lesser degree an increase in personnel resulting from our fiscal 2003 and 2004 acquisitions. In future periods, we expect that selling, general and administrative expenses as a percentage of revenues will decrease slightly from the first quarter of fiscal 2004.

     Amortization of Intangible Assets

     Amortization of intangible assets consists of amortization expense that we have recorded on intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. The increase in amortization expense is attributable primarily to the full quarter of amortization of intangible assets recorded in connection with our acquisition of Spectrum in December 2002, NAREX in July 2003, Diversified HealthCare Services in September 2003, and Seurat in October 2003.

     Our definite-lived intangible assets are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over periods ranging from two to fifteen years.

     Restructuring and Merger-related

     Related to our acquisition of HNC Software Inc. (“HNC”) in fiscal 2002, we incurred merger-related expenses totaling $2.0 million during the quarter ended December 31, 2002, consisting primarily of retention bonuses.

     Interest Income

     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The decrease in interest income was attributable primarily to lower interest and investment income yields due to market conditions.

     Interest Expense

     In August 2003, we issued $400.0 million of 1.5% Senior Notes that mature in August 2023. Interest expense on the Senior Notes recorded by us, including amortization of debt issuance costs, totaled $2.0 million during the quarter ended December 31, 2003.

     As a result of the HNC acquisition and subsequent merger of the HNC entity into Fair Isaac, we became the issuer of $150.0 million in 5.25% Subordinated Notes due in September 2008. The Subordinated Notes were recorded at their fair value of $139.7 million on the acquisition date, as determined based on their quoted market price, which resulted in our recognition of a $10.3 million note discount. The carrying amount of the Subordinated Notes is being accreted to $150.0 million over their remaining term using the effective interest method, resulting in an effective interest rate of approximately 6.64% per annum. Interest expense on the Subordinated Notes recorded by us totaled $2.4 million and $2.3 million during the quarters ended December 31, 2003 and 2002, respectively.

     Other Income, Net

     Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

     Provision for Income Taxes

     Our effective tax rate was 37.75% and 38.5% during the quarters ended December 31, 2003 and 2002, respectively. The current quarter decrease was principally due to the increased availability of research and development tax credits. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

     Operating Income

     The following table sets forth certain summary information related to our operating income for the fiscal periods indicated.

	Quarter Ended December 31,		Period-to-Period	Period-to-Period Percentage
Segment	2003	2002	Change	Change

Strategy Machine Solutions	$24,271	$13,457	$10,814	80%
Scoring Solutions	19,234	18,728	506	3%
Professional Services	2,373	480	1,893	394%
Analytic Software Tools	1,700	721	979	136%

Segment operating income	47,578	33,386	14,192	43%
Unallocated restructuring and merger-related	—	(2,010)	(2,010)	(100)%

Operating income	$47,578	$31,376	16,202	52%

     The increase in operating income was attributable primarily to an increase in segment revenues, which included a $10.2 million increase in revenues that resulted from our four acquisitions in fiscal 2003 and 2004, and a $2.0 million decrease in merger-related expenses that did not recur in the current year. At the segment level, the increase in operating income was attributable primarily to $10.8 million, $1.9 million and $1.0 million increases in segment operating income within our Strategy Machine Solutions, Professional Services and Analytic Software Tools segments, respectively. The increase in Strategy Machine Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins, principally as a result of management’s cost control efforts, acquisition-related efficiencies resulting from the integration of the four acquisitions consummated in fiscal 2003 and the first quarter of fiscal 2004 and a mix of relatively higher margin product revenues. The increase in Professional Services segment operating income was primarily due to an increase in higher margin model development and business consulting revenues, including revenues derived from our Seurat acquisition in October 2003, partially offset by a decline in software implementation revenues due to a lower number of implementation projects in the first quarter of fiscal 2004. The increase in Analytic Software Tools segment operating income was driven primarily by an increase in the sale of higher margin perpetual licenses related to our analytic model development software products.

     Stock-based Compensation

     We recorded stock-based compensation expense of $0.6 million and $0.8 million during the quarters ended December 31, 2003 and 2002, respectively. This expense is recorded in cost of revenues, research and development, and selling, general and administrative expense. The quarter over quarter decrease is primarily due to a decrease in amortization of deferred compensation related to the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of the HNC acquisition resulting from forfeitures. This deferred compensation is being amortized on a straight-line basis over the vesting period of the options.

Capital Resources and Liquidity

     Our working capital at December 31, 2003 and September 30, 2003 totaled $555.9 million and $569.5 million, respectively. The decrease in working capital during the quarter ended December 31, 2003 is attributable to a $15.3 million increase in other accrued liabilities, a $6.1 million increase in deferred revenue, a $6.6 million decrease in net receivables, a $1.6 million decrease in deferred income taxes, and a $0.7 million decrease in prepaid expenses and other current assets, offset by a $10.5 million increase in cash and cash equivalents and short-term marketable securities, a $3.8 million decrease in accrued compensation and employee benefits, and a $2.2 million decrease in accounts payable.

     The increase in other accrued liabilities was attributable primarily to an increase in income taxes payable and an increase in accrued interest payable on our Senior and Subordinated Notes due to timing of interest payments, partially offset by a reduction in HNC merger-related accruals. The increase in deferred revenue was attributable primarily to an increase in customer prepayments. The decrease in net receivables was attributable primarily to increased customer collections, partially offset by an increase resulting from the increase in revenues during the quarter ended December 31, 2003 as compared to the preceding quarter ended September 30, 2003. The increase in cash and cash equivalents and short-term marketable securities was attributable primarily to net cash provided by operations and other financing activities, partially offset by the use of cash for investing activities, as described below. The decrease in accrued compensation and employee benefits was attributable primarily to a decrease in accrued salaries due to the timing of payroll disbursements and a decrease in accrued employee stock purchase plan withholdings, partially offset by an increase in accrued incentive compensation. The decrease in accounts payable was attributable primarily to the timing of vendor disbursements.

     Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $52.7 million during the quarter ended December 31, 2002 to $67.7 million during the quarter ended December 31, 2003, reflecting an increase in net earnings before non-cash charges and the effect of other net working capital changes, as discussed herein.

     Net cash used in investing activities totaled $130.4 million for the quarter ended December 31, 2003, compared to net cash used in investing activities of $27.8 million for the quarter ended December 31, 2002. The increase in net cash used in investing activities during the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002 is attributable primarily to a $96.9 million increase in purchases of marketable securities, net of sales and maturities, a $2.8 million increase in cash and cash equivalents paid in acquisitions due to the current quarter acquisition of Seurat, a $3.0 million decrease in cash proceeds from the sale of a product line as no product line sales occurred during the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002, a $1.6 million increase in property and equipment purchases, partially offset by repayments of $1.7 million on notes receivable resulting from fiscal 2003 product line sales.

     Net cash provided by financing activities totaled $10.7 million during the quarter ended December 31, 2003, compared to net cash used in financing activities of $61.9 million during the quarter ended December 31, 2002. The increase in net cash provided by financing activities during the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002 is attributable primarily to Fair Isaac not repurchasing any of its common stock during the quarter ended December 31, 2003 as compared to $76.0 million expended for repurchases of common stock during the quarter ended December 31, 2002, a $0.1 million decrease in dividends paid due to a lower amount of common shares outstanding quarter over quarter, partially offset by a $3.5 million decrease in proceeds from issuances of common stock quarter over quarter.

     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the quarter ended December 31, 2002, we expended $76.0 million in connection with our repurchase of common stock under such programs. In November 2003, our Board of Directors approved a new common stock repurchase program allowing us to purchase up to 1.5 million shares of our common stock from time to time in the open market and in negotiated transactions. During the period January 1, 2004 through February 12, 2004, we repurchased 375,000 shares of our common stock for an aggregate cost of $23.1 million under this program.

     We paid quarterly dividends of two cents per share during the quarters ended December 31, 2003 and 2002. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

     We are the issuer of $400.0 million of the Senior Notes that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $65.9288 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 15.1679 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate, subject to certain limitations; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions.

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

     We are the issuer of $150.0 million of the Subordinated Notes that mature on September 1, 2008. The Subordinated Notes are convertible into shares of Fair Isaac common stock at a conversion price of $55.49 per share, subject to anti-dilution adjustment. The conversion price is equivalent to a conversion rate of approximately 18.02 shares of Fair Isaac common stock per $1,000 principal amount of the Subordinated Notes. The Subordinated Notes are general unsecured obligations of Fair Isaac and are subordinated in right of payment to all existing and future senior indebtedness of Fair Isaac. Interest on the Subordinated Notes is payable on March 1 and September 1 of each year until maturity. Holders may require us to repurchase for cash all or part of their Subordinated Notes upon a change in control at a price equal to 100% of the principal amount of the Subordinated Notes being repurchased, plus accrued and unpaid interest up to the purchase date.

     We may redeem for cash all or part of the Subordinated Notes at any time before September 5, 2004, at a redemption price equal to the principal amount of each Subordinated Note, only if: (i) the closing price of Fair Isaac common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of any 30 consecutive trading days ending on the trading day before we mail a provisional redemption notice, and (ii) the shelf registration statement covering resales of the Subordinated Notes and the Fair Isaac common stock issuable upon conversion of the Subordinated Notes is effective, available for use, and expected to remain so for 30 days, unless registration is no longer required. Upon such provisional redemption, we will pay, in cash or Fair Isaac common stock or both, the aggregate interest payable on the Subordinated Notes through September 1, 2004. We may redeem for cash all or part of the Subordinated Notes on or after September 5, 2004, at the following redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest up to the redemption date:

Redemption
Period	Price

Beginning on September 5, 2004 through August 31, 2005	102.625%
Beginning on September 1, 2005 through August 31, 2006	101.750%
Beginning on September 1, 2006 through August 31, 2007	100.875%
Beginning on September 1, 2007 and thereafter	100.000%

     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2004. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $20.0 million and other specified limits. As of December 31, 2003, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of December 31, 2003, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. As of December 31, 2003, this credit facility also served to collateralize contracts to sell certain currencies aggregating $11.2 million, entered into by us pursuant to our hedging program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility. We do not believe that the covenants of this credit facility materially restrict our future liquidity or operations.

     As of December 31, 2003, we had $743.9 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the current decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

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

     We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition

     Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the normal pricing practices for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The determination of whether fees are fixed or determinable and collection is probable involves the use of assumptions. We evaluate contract terms and customer information to ensure that these criteria are met prior to our recognition of license fee revenue. We have not experienced significant variances between our assumptions and actual results in the past and anticipate that we will be able to continue to make reasonable assumptions in the future.

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

     Revenues recognized from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed, provided persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. The determination of certain of our credit scoring and data processing revenues requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly or quarterly basis in arrears. In these instances, we estimate transaction volumes based on preliminary customer transaction information, if available, or based on average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data was received, and this could have a material impact on our results of operations during the period of time that we changed accounting methods.

     Transactional or unit based license fees under software license arrangements, network service and internally-hosted software agreements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured. The determination of certain of our transactional or unit based license fee revenues requires the use of estimates, principally related to transaction usage or active account volumes in instances where this information is reported to us by our clients monthly or quarterly basis in arrears. In these instances, we estimate transaction volumes based on preliminary customer transaction information, if available, or based on average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate customer account or transaction volumes in the future, revenue would be deferred until actual customer data was received, and this could have a material impact on our results of operations.

     We provide consulting, training, model development and software integration services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we apply the percentage-of-completion method of contract accounting to determine progress towards completion, which requires the use of estimates. In such instances, management is required to estimate the input measures, generally based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we apply the completed contract method of accounting and defer the associated revenue until the contract is completed.

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

     Allowance for Doubtful Accounts

     We make estimates regarding the collectibility of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we analyze specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment cycles. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required. We have not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we did not reasonably estimate the amount of our doubtful accounts in the future, it could have a material impact on our results of operations.

     Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

     Our business acquisitions typically result in the recognition of goodwill and other intangible assets, and in certain cases one-time charges associated with the write-off of in-process research and development (“IPR&D”), which affect the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting. We amortize our definite-lived intangible assets based on forecasted cash flows associated with the assets or using the straight-line method over the determined estimated useful lives, while IPR&D is recorded as a one-time charge on the acquisition date. Goodwill is not amortized, but rather is periodically assessed for impairment.

     The determination of the value of these components of a business combination, as well as associated asset useful lives, requires management to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from product sales and services, maintenance agreements, consulting contracts, customer contracts, and acquired developed technologies and patents or trademarks; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired products and services will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value and useful lives are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur and assumptions may change. Estimates using different assumptions could also produce significantly different results.

     We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of our intangible assets. When impairment indicators are identified with respect to our previously recorded intangible assets, then we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure the impairment as the difference between the carrying value of the asset and the fair value of the asset, which is measured using discounted cash flows. Significant management judgment is required in forecasting of future operating results, which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and other long-lived assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

     We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2003, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We believe that the assumptions and estimates utilized were appropriate based on the information available to management.

     Capitalized Software Development Costs

     We capitalize certain software development costs after establishment of a product’s technological feasibility. Such costs are then amortized over the estimated life of the related product. Periodically, we compare a product’s unamortized capitalized cost to the product’s estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, reductions or write-offs of capitalized software development costs could result.

     Internal-use Software

     Costs incurred to develop internal-use software during the application development stage are capitalized and reported at the lower of cost or fair value. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. This analysis requires us to estimate future net cash flows associated with the assets, as well as the future costs of selling such assets. If these estimates change, reductions or write-offs of internal-use software costs could result.

     Income Taxes

     We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, which requires the use of estimates. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period. Although we believe that our estimates are reasonable, there is no assurance that our the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable, and such an increase could have a material adverse impact on our income tax provision and results of operations in the period in which such determination is made. In addition, the calculation of tax liabilities also involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could also have a material impact on our income tax provision and results of operations in the period in which such determination is made.

     Contingencies and Litigation

     We are subject to various proceedings, lawsuits and claims relating to product, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. If the potential loss is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered less than probable or the amount cannot be reasonably estimated, disclosure of the matter is considered.

The amount of loss accrual or disclosure, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. Due to uncertainties related to these matters, accruals or disclosures are based on the best information available at the time. Significant judgment is required in both the assessment of likelihood and in the determination of a range of potential losses. Revisions in the estimates of the potential liabilities could have a material impact on our financial position or results of operations.

RISK FACTORS

Risks Related to Our Business

     We derive a substantial portion of our revenues from a small number of products and services, and our revenue will decline if the market does not continue to accept these products and services.

     We expect that revenues derived from our scoring solutions, account management solutions, marketing solutions, fraud solutions, and insurance solutions products and services will account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

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

     Most of our customers are relatively large enterprises, such as banks, insurance companies, healthcare firms, retailers and telecommunications carriers. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. We also derive a substantial portion of our revenues and operating income from contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian and other parties that distribute our products to certain markets. The loss of any major customer, the loss of a relationship with one of the major credit reporting agencies, the loss of another significant third-party distributor or the delay of significant revenue from these sources, could have a material adverse effect on our revenues and results of operations.

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

     Our future success will likely depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these persons is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed.

     Failure or inability to obtain data from our customers or others could harm our business.

     We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products, including our consumer credit, financial services, predictive modeling, decision analysis, intelligence management, credit card fraud control and profitability management, loan underwriting and insurance products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances agree to provide us the data we require to analyze transactions, report results and build new models. If we fail to maintain good relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers, we could lose access to required data and our products might become less effective. In addition, certain of our insurance solutions products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

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

     We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing credit card fraud, such as credit cards that contain the cardholder’s photograph, smart cards, cardholder verification and authentication solutions and other card authorization techniques. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.

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

     In making credit evaluations of consumers, performing fraud screening or user authentication, our customers are subject to requirements of federal law, including the FCRA and the ECOA, and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation such as the FSMA may also affect the nature and extent of the products or services that we can provide to customers as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. For example, recent amendments to the FCRA will result in new regulation. These regulations or the interpretation of these amendments could affect the demand for or profitability of some of our products, including scoring and consumer products. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, legislative reforms of workers’ compensation laws that aim to simplify this area of regulation and curb abuses could diminish the need for, and the benefits provided by, certain of our insurance solutions products and services.

     Since our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries, an industry specific downturn may harm our business, financial condition or results of operations.

     During the quarter ended December 31, 2003, 79% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our business, financial condition or results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

Risk Related to External Conditions

     General economic conditions and world events may affect demand for our products and services.

     During the economic slowdown in the United States and in Europe in recent years, companies in many industries delayed or reduced technology purchases and we experienced softened demand for our decisioning solutions and other products and services. If the current improvement in economic conditions in the U.S. and Europe slows or reverses or if there is an escalation in regional or continued global conflicts, we may experience reductions in capital expenditures by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, and we may fall short of our revenue expectations.

     Our operations outside the United States subject us to unique risks that may harm our business, financial condition or results of operations.

     A growing portion of our revenues is derived from international sales. During the quarter ended December 31, 2003, 22% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

     Certain provisions of our Restated Certificate of Incorporation, as amended, could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include adoption of a Rights Agreement, commonly known as a “poison pill,” and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. These factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in control or changes in our management, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

     We may incur significant stock-based compensation charges related to certain employee stock options in future periods, particularly if requirements relating to accounting for employee stock options are changed.

     We have certain employee stock options that are subject to variable accounting treatment that require us to remeasure compensation costs for the options each reporting period based on changes in the market value of our stock. Depending on the movements in the market value of our stock, the variable accounting of those stock options may result in additional non-cash compensation costs in future periods.

     In addition, we have not decided to expense stock options generally despite the recent debate regarding the accounting treatment of stock options. If we elected or were required to record an expense for all of our stock-based compensation plans using the fair value method under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation instead of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, we could have significant accounting charges. If future laws or regulations require us to treat all stock-based compensation as an expense using the fair value method, we may determine to avoid a portion of these accounting charges by reducing the number of stock options granted to employees or by granting options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. Alternatively, if we continue to issue stock options at the same level, operating expenses could rise, negatively affecting our results of operations.

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

Interest Rate Risk

     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2003 and September 30, 2003:

	December 31, 2003			September 30, 2003

	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amounts	Yield	Basis	Amounts	Yield

	(In thousands)
Cash and cash equivalents	$194,246	$194,245	1.15%	$243,368	$243,358	1.05%
Short-term investments	305,930	306,200	1.24%	255,423	255,893	1.50%
Long-term investments	223,617	223,955	1.81%	151,201	151,610	1.94%

	$723,793	$724,400	1.39%	$649,992	$650,861	1.43%

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

     The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments at December 31, 2003:

	Contract Amount

	Foreign			Fair Value
	Currency		US$	US$

	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP	4,250	$7,511	$7,576
EURO (EUR)	EUR	1,500	1,872	1,885
Japanese Yen (YEN)	YEN	195,000	1,819	1,812

			$11,202	$11,273

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 1.

Item 4. Submission of Matters to a Vote of Security Holders

     Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on February 2, 2004.

1. Election of Directors

     Stockholders elected eight incumbent directors for one-year terms. The vote tabulation for individual directors was:

NOMINEE	FOR	WITHHELD

Mr. A. George Battle	35,704,004	5,117,767
Mr. Tony J. Christianson	35,659,491	5,162,280
Mr. Thomas G. Grudnowski	36,200,244	4,621,527
Mr. Alex W. Hart	24,241,680	16,580,091
Mr. Philip G. Heasley	24,228,899	16,592,872
Mr. Guy R. Henshaw	35,779,628	5,042,143
Mr. David S. P. Hopkins	35,763,481	5,058,290
Ms. Margaret L. Taylor	24,242,958	16,578,813

2. Amendment of Restated Certificate of Incorporation

     The stockholders approved the amendment of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million (with 34,929,694 votes for, 5,867,159 votes against and 24,918 abstentions). The amendment became effective upon its filing with the state of Delaware, which was accomplished February 4, 2004.

3. Ratification of Independent Auditors

     The stockholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending September 30, 2004 (with 40,056,924 votes for, 746,596 votes against and 18,251 abstentions).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Description

10.1	The Company’s 2003 Employment Inducement Award Plan as adopted on November 16, 2003.
10.2	Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

(b) Reports on Form 8-K:

     i. On November 3, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter and year ended September 30, 2003.

     ii. On January 26, 2004, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: February 6, 2004
	By	/s/ KENNETH J. SAUNDERS

Kenneth J. Saunders
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: February 6, 2004
	By	/s/ RUSSELL C. CLARK

Russell C. Clark
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2003

Exhibit
Number	Description

10.1	The Company’s 2003 Employment Inducement Award Plan as adopted on November 16, 2003.	Filed Electronically
10.2	Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32.1	Section 1350 Certification of CEO	Filed Electronically
32.2	Section 1350 Certification of CFO	Filed Electronically