Form 10-Q
period 2004-03-31
FAIR ISAAC CORP
filed 2004-05-07
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     The number of shares of common stock outstanding on April 30, 2004 was 70,550,972 (excluding 18,305,961 shares held by the Company as treasury stock).

 i

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$343,471	$249,458
Marketable securities available for sale, current portion	290,320	255,893
Receivables, net	134,204	138,712
Prepaid expenses and other current assets	16,127	16,981
Deferred income taxes, current portion	4,092	6,828

Total current assets	788,214	667,872
Marketable securities available for sale, less current portion	135,502	155,312
Other investments	1,480	8,942
Property and equipment, net	49,325	50,706
Goodwill	460,302	457,842
Intangible assets, net	87,180	93,930
Deferred income taxes, less current portion	40,738	40,738
Other assets	16,587	19,831

	$1,579,328	$1,495,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,009	$15,267
Accrued compensation and employee benefits	27,766	25,839
Other accrued liabilities	35,854	25,672
Deferred revenue	38,476	31,584

Total current liabilities	116,105	98,362
Senior convertible notes	400,000	400,000
Convertible subordinated notes, net of discount	142,121	141,364
Other liabilities	6,979	5,905

Total liabilities	665,205	645,631

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 and 87,378 shares issued and 70,475 and 69,868 shares outstanding at March 31, 2004 and September 30, 2003, respectively)	705	699
Paid-in-capital	1,057,716	1,019,614
Treasury stock, at cost (18,382 and 17,510 shares at March 31, 2004 and September 30, 2003, respectively)	(523,431)	(486,477)
Unearned compensation	(2,820)	(3,710)
Retained earnings	376,827	319,341
Accumulated other comprehensive income	5,126	75

Total stockholders’ equity	914,123	849,542

	$1,579,328	$1,495,173

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$173,246	$158,598	$342,587	$305,330

Operating expenses:
Cost of revenues (1)	63,283	64,041	122,818	124,695
Research and development	14,333	17,119	30,734	34,366
Selling, general and administrative (1)	40,508	31,724	82,268	63,898
Amortization of intangible assets (1)	4,064	3,419	8,131	6,681
Restructuring and merger-related	—	606	—	2,616

Total operating expenses	122,188	116,909	243,951	232,256

Operating income	51,058	41,689	98,636	73,074
Interest income	2,631	1,766	5,076	4,362
Interest expense	(4,382)	(2,326)	(8,760)	(4,648)
Other income (expense), net	634	(25)	1,192	494

Income before income taxes	49,941	41,104	96,144	73,282
Provision for income taxes	19,098	15,459	36,540	27,847

Net income	$30,843	$25,645	$59,604	$45,435

Earnings per share:
Basic	$0.44	$0.36	$0.85	$0.62

Diluted	$0.42	$0.34	$0.81	$0.59

Shares used in computing earnings per share:
Basic	70,308	71,847	70,065	73,563

Diluted	78,071	75,679	77,931	76,937

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Common Stock
							Accumulated Other	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Comprehensive	Stockholders'	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	Income	Equity	Income
Balance at September 30, 2003	69,868	$699	$1,019,614	$(486,477)	$(3,710)	$319,341	$75	$849,542
Exercise of stock options	1,493	15	28,520	228	—	—	—	28,763
Tax benefit from exercised stock options	—	—	9,490	—	—	—	—	9,490
Amortization of unearned compensation	—	—	—	—	972	—	—	972
Forfeitures of stock options assumed in HNC acquisition	—	—	(49)	—	49	—	—	—
Repurchases of common stock	(1,004)	(10)	—	(40,643)	—	—	—	(40,653)
Issuance of ESPP shares from treasury	124	1	10	3,461	—	—	—	3,472
Dividends paid	—	—	—	—	—	(1,877)	—	(1,877)
Issuance of variable stock options to employees	—	—	131	—	(131)	—	—	—
Cash paid in lieu of fractional shares in effecting stock split	(6)	—	—	—	—	(241)	—	(241)
Net income	—	—	—	—	—	59,604	—	59,604	$59,604
Unrealized gains on investments	—	—	—	—	—	—	4,578	4,578	4,578
Cumulative translation adjustments	—	—	—	—	—	—	473	473	473

Balance at March 31, 2004	70,475	$705	$1,057,716	$(523,431)	$(2,820)	$376,827	$5,126	$914,123	$64,655

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$59,604	$45,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,620	23,058
Share of equity in loss (earnings) of investment	20	(50)
Gain on sales of marketable securities	(853)	(662)
Amortization of unearned compensation	972	1,572
Tax benefit from exercised stock options	9,490	9,561
Net amortization of (discount) premium on marketable securities	(967)	595
Provision for doubtful accounts	242	2,850
Amortization of discount on convertible subordinated notes	757	709
Net loss on sales of property and equipment	66	15
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	7,123	(6,906)
Prepaid expenses and other assets	1,280	(1,214)
Accounts payable	(1,620)	5,424
Accrued compensation and employee benefits	1,955	(1,744)
Accrued and other liabilities	8,754	(5,983)
Deferred revenue	6,835	1,898

Net cash provided by operating activities	116,278	74,558

Cash flows from investing activities:
Purchases of property and equipment	(10,744)	(6,673)
Cash proceeds from sale of product line	—	3,000
Collections of notes receivable from sale of product lines	1,950	—
Cash paid in acquisitions	(5,000)	(7,150)
Purchases of marketable securities	(530,019)	(191,684)
Proceeds from sales of marketable securities	432,155	250,598
Proceeds from maturities of marketable securities	99,929	47,035

Net cash provided by (used in) investing activities	(11,729)	95,126

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	32,235	33,141
Dividends paid	(1,877)	(1,971)
Repurchases of common stock	(40,653)	(221,969)
Cash paid in lieu of fractional shares in effecting stock split	(241)	—

Net cash used in financing activities	(10,536)	(190,799)

Increase (decrease) in cash and cash equivalents	94,013	(21,115)
Cash and cash equivalents, beginning of period	249,458	96,834

Cash and cash equivalents, end of period	$343,471	$75,719

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $778 and $223 during the six months ended March 31, 2004 and 2003, respectively	$15,431	$1,856
Cash paid for interest	$7,088	$3,938

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

     On February 2, 2004, our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend with cash payment in lieu of fractional shares, paid on March 10, 2004 to shareholders of record on February 18, 2004. The share and per share amounts within the accompanying condensed consolidated financial statements and notes have been restated to reflect this stock split.

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

  Certain Condensed Financial Statement Caption Detail

     Income taxes payable totaled $19.3 million and $9.0 million as of March 31, 2004 and September 30, 2003, respectively, and is recorded in other accrued current liabilities within the accompanying condensed consolidated balance sheets.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

  Stock-Based Compensation

     We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for fixed employee stock awards is measured as the excess, if any, of the quoted market price of our common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation cost for variable employee stock awards is measured as the excess, if any, of the quoted market price of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation cost is amortized over the related service periods for each vesting date using a graded vesting schedule as required under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Compensation expense previously recorded for vested variable awards is reversed when the measurement of compensation cost decreases from prior measurements. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

     The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis. Amounts for the quarter and six months ended March 31, 2003 below have been restated to reflect the impact of employee stock purchase plan rights and an adjustment to dividend yield.

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$30,843	$25,645	$59,604	$45,435
Add: Stock-based employee compensation expense included in reported net income, net of tax	250	476	603	975
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(7,513)	(6,100)	(12,939)	(10,249)

Pro forma net income	$23,580	$20,021	$47,268	$36,161

Earnings per share, as reported:
Basic	$0.44	$0.36	$0.85	$0.62

Diluted	$0.42	$0.34	$0.81	$0.59

Pro forma earnings per share:
Basic	$0.34	$0.28	$0.67	$0.49

Diluted	$0.32	$0.27	$0.64	$0.47

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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Marketable Securities Available for Sale

     As of September 30, 2003, we held an approximate 6.0% ownership interest in Open Solutions, Inc. (“OSI”), a developer of client/server core data processing solutions for community banks and credit unions, that was accounted for using the cost method. The OSI investment was recorded by us at its estimated fair value of $7.5 million in connection with the HNC acquisition, and was included in other investments as of September 30, 2003. In November 2003, OSI completed an initial public offering of its stock. In connection therewith, we reclassified our investment in OSI to marketable securities available for sale, current portion, based on our holding intent. As of March 31, 2004, our investment in OSI was recorded at its fair value of $15.3 million, which includes an unrealized gain of $7.8 million ($4.8 million net of tax) that is included in accumulated other comprehensive income within stockholders’ equity.

4. Amortization of Intangible Assets

     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In thousands)
Cost of revenues	$2,286	$2,100	$4,574	$4,200
Selling, general and administrative expenses	1,778	1,319	3,557	2,481

	$4,064	$3,419	$8,131	$6,681

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets. Intangible assets were $87.2 million and $93.9 million, net of accumulated amortization of $24.2 million and $16.1 million, as of March 31, 2004 and September 30, 2003, respectively.

5. Restructuring and Merger-Related Expenses

     The following table summarizes activity for the six months ended March 31, 2004, related to restructuring accruals previously recorded in connection with the HNC acquisition, of which $0.9 million and $0.9 million is recorded in other accrued current liabilities as of March 31, 2004 and September 30, 2003, respectively, and $0.9 million and $1.3 million is recorded in other long-term liabilities as of March 31, 2004 and September 30, 2003, respectively, within the accompanying condensed consolidated balance sheets:

	Accrual at		Accrual at
	September 30,	Cash	March 31,
	2003	Payments	2004
	(In thousands)
Facilities charges	$2,208	$(436)	$1,772
Employee separation	5	(5)	—

	$2,213	$(441)	$1,772

     During the quarter and six months ended March 31, 2003, we incurred merger-related expenses totaling $0.6 million and $2.6 million, respectively, consisting primarily of retention bonuses.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     During the quarter ended March 31, 2004, we finalized a plan to exit certain office space acquired in connection with our prior acquisition of NAREX Inc., and accordingly, recorded a lease exit accrual and additional goodwill of $1.8 million, of which $0.5 million and $1.3 million is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets as of March 31, 2004. We estimate that payments will be made against the liability commencing in July 2004, which is the anticipated exit date.

6. Earnings Per Share

     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator for basic earnings per share — net income	$30,843	$25,645	$59,604	$45,435
Interest expense on convertible subordinated notes, net of tax	1,597	—	3,199	—

Numerator for diluted earnings per share	$32,440	$25,645	$62,803	$45,435

Denominator — shares:
Basic weighted-average shares	70,308	71,847	70,065	73,563
Effect of dilutive securities	7,763	3,832	7,866	3,374

Diluted weighted-average shares	78,071	75,679	77,931	76,937

Earnings per share:
Basic	$0.44	$0.36	$0.85	$0.62

Diluted	$0.42	$0.34	$0.81	$0.59

     The computation of diluted EPS for the quarters ended March 31, 2004 and 2003 excludes options to purchase approximately 995,000 and 520,000 shares of common stock, respectively, and for the six months ended March 31, 2004 and 2003, excludes options to purchase approximately 801,000 and 2,686,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. The computation of diluted EPS for the quarter and the six months ended March 31, 2003 also excludes approximately 4,055,000 shares of common stock issuable upon conversion of our 5.25% Convertible Subordinated Notes (the “Subordinated Notes”), as the inclusion of such shares would have been antidilutive for these periods. The computation of diluted EPS for the quarter and six months ended March 31, 2004 also excludes approximately 9,101,000 shares of common stock issuable upon conversion of our 1.5% Senior Convertible Notes (the “Senior Notes”), as the conditions for conversion had not been satisfied as of March 31, 2004. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate, subject to certain limitations; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions.

7. Repurchases of Common Stock

     During the six months ended March 31, 2004, we repurchased approximately 1.0 million shares of our common stock for an aggregate cost of $40.7 million. The shares were repurchased pursuant to a program approved by our Board of Directors in November 2003 that allowed us to repurchase up to 1,500,000 shares of our common stock.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Stock Option Plan

     In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “Plan”). The Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, and meets the “employment inducement award” provisions of the New York Stock Exchange’s recently adopted listing standards regarding shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under this plan will be generally consistent with those made under our other existing stock option plan.

     In connection with our acquisition of Seurat during the quarter ended December 31, 2003, awards for 225,750 shares, net of forfeitures, with a modified exercise price of $35.50 (original exercise price of $39.47) were granted to Seurat employees under the Plan, which are subject to variable plan accounting. We recorded deferred compensation of approximately $131,000, measured as the excess of the quoted market price of our common stock at March 31, 2004, over the modified exercise price, and the compensation cost is being amortized over the related service periods for each vesting date using a graded vesting schedule as required under the provisions of FIN No. 28. Amortization of deferred compensation related to these options totaled approximately $25,000 during the quarter and six months ended March 31, 2004, and is recorded in cost of revenues, research and development, and selling, general and administrative expense within the accompanying condensed consolidated statements of income.

9. Segment Information

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

     The following tables summarize segment information for the quarters and six months ended March 31, 2004 and 2003. Segment information for the quarter and six months ended March 31, 2003 has been restated to conform to the current segment presentation.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarter Ended March 31, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$103,587	$33,707	$24,616	$11,336	$173,246
Operating expenses	(78,988)	(15,930)	(20,755)	(6,515)	(122,188)

Segment operating income	$24,599	$17,777	$3,861	$4,821	51,058

Unallocated interest expense					(4,382)
Unallocated interest and other income, net					3,265

Income before income taxes					$49,941

Depreciation and amortization	$6,215	$2,884	$1,864	$350	$11,313

	Quarter Ended March 31, 2003
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$100,639	$32,855	$19,828	$5,276	$158,598
Operating expenses	(75,052)	(15,505)	(19,328)	(6,418)	(116,303)

Segment operating income (expense)	$25,587	$17,350	$500	$(1,142)	42,295

Unallocated restructuring and merger-related					(606)

Operating income					41,689
Unallocated interest expense					(2,326)
Unallocated interest and other income, net					1,741

Income before income taxes					$41,104

Depreciation and amortization	$6,566	$3,007	$1,473	$367	$11,413

	Six Months Ended March 31, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$206,848	$69,014	$47,108	$19,617	$342,587
Operating expenses	(157,978)	(32,003)	(40,874)	(13,096)	(243,951)

Segment operating income	$48,870	$37,011	$6,234	$6,521	98,636

Unallocated interest expense					(8,760)
Unallocated interest and other income, net					6,268

Income before income taxes					$96,144

Depreciation and amortization	$12,668	$5,764	$3,487	$701	$22,620

	Six Months Ended March 31, 2003
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$186,006	$67,023	$40,093	$12,208	$305,330
Operating expenses	(146,962)	(30,945)	(39,113)	(12,620)	(229,640)

Segment operating income (expense)	$39,044	$36,078	$980	$(412)	75,690

Unallocated restructuring and merger-related					(2,616)

Operating income					73,074
Unallocated interest expense					(4,648)
Unallocated interest and other income, net					4,856

Income before income taxes					$73,282

Depreciation and amortization	$13,206	$6,109	$2,995	$748	$23,058

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Related Party Transactions

     During the quarters ended March 31, 2004 and 2003, we recorded revenues in the amount of $0.2 million and $0.3 million, respectively, and during the six months ended March 31, 2004 and 2003, we recorded revenues in the amount of $1.3 million and $0.5 million, respectively, related to sales of products through Informa GmbH (“Informa”), an equity method investee in which we owned a 33.3% interest through March 31, 2004. Receivables from Informa amounted to $0.2 million and $0.1 million as of March 31, 2004 and September 30, 2003, respectively.

11. Contingencies

     We are in a dispute with certain customers regarding amounts owed in connection with the sale of several of our products. We also have had claims asserted by former employees relating to compensation and other employment matters. As to these matters, the amount or range of any potential liability cannot be determined with certainty.

     We are involved in various other claims and legal actions arising in the ordinary course of business. We believe that these claims and actions will not result in a material adverse impact to our consolidated results of operations, liquidity or financial condition. However, the amount of the liabilities associated with these claims and actions, if any, cannot be determined with certainty.

12. Subsequent Event

     On April 26, 2004, we announced that we had reached an agreement on the terms of a recommended cash offer to acquire the ordinary share capital of London Bridge Software Holdings plc (“London Bridge”), a provider of intelligent business software. The offer is £0.95 in cash for each existing issued and to be issued ordinary share of London Bridge, for a total cash consideration of approximately £166.2 million (approximately $299.0 million). The directors of London Bridge, representing in the aggregate approximately 46.2% of the issued and outstanding share capital, have signed irrevocable undertakings to accept the offer. The offer is expected to close in our third fiscal quarter ending June 30, 2004, if the conditions to the offer are satisfied, including sufficient shareholder acceptance and regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-K, 10-Q and 8-K to be filed by Fair Isaac in fiscal year 2004.

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

     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter and six months ended March 31, 2004, 79% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 80% and 79% of our revenues during the quarters ended March 31, 2004 and 2003, respectively, and 80% and 81% of our revenues during the six months ended March 31, 2004 and 2003, respectively, were derived from arrangements with transactional or unit based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

     Within the consumer credit and financial services sectors there has recently been a sizable amount of industry consolidation. Several of our customers have announced consolidation plans in recent periods. Due to the long-term obligations we typically have with our customers, we do not expect significant near term effects on our revenues from consolidation. While consolidation events could cause future revenues to decline, we view current consolidation in our customer base as unlikely to have a material effect on our near term future results.

     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. In the quarter ended March 31, 2004, we achieved new bookings of $117.0 million, including 21 deals with bookings values near or over $1.0 million, of which 19 were over $1.0 million and two were over $0.95 million. Of the deals over $1.0 million, eight had bookings values over $3.0 million. In comparison, new bookings in the quarter ended March 31, 2003 were $82.1 million, including 17 deals with bookings values over $1.0 million, of which six had bookings values over $3.0 million.

     Management regards the volume of new bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors, below, concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed non-cancelable terms, some of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize all of our new bookings as backlog that will generate future revenue.

     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $75.2 million and $62.1 million during the six months ended March 31, 2004 and 2003, respectively, representing 22% and 20% of total consolidated revenues in each of these periods. International revenues totaled $37.8 million and $37.2 million during the quarters ended March 31, 2004 and 2003, respectively, representing 22% and 23% of total consolidated revenues in each of these periods. While international revenues grew during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, the percentage of international revenues to total revenues declined principally due to an increase in current quarter perpetual license sales to domestic customers. We believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.

     We acquired Spectrum Managed Care, Inc. (“Spectrum”) in December 2002, NAREX Inc. (“NAREX”) in July 2003, Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”) in September 2003, and Seurat Company (“Seurat”) in October 2003. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result of these acquisitions, our financial results during the quarter and six months ended March 31, 2004, are not directly comparable to those during the quarter and six months ended March 31, 2003 or other quarters prior to any of these acquisitions.

     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a larger number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters and six months ended March 31, 2004 and 2003 are set forth in Note 9 to the accompanying condensed consolidated financial statements.

Revenues

     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated. Segment information for the quarter and six months ended March 31, 2003 has been restated to conform to the current segment presentation.

	Quarter Ended
	March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
Segment	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$103,587	$100,639	60%	63%	$2,948	3%
Scoring Solutions	33,707	32,855	19%	21%	852	3%
Professional Services	24,616	19,828	14%	13%	4,788	24%
Analytic Software Tools	11,336	5,276	7%	3%	6,060	115%

Total revenues	$173,246	$158,598	100%	100%	14,648	9%

	Six Months Ended
	March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$206,848	$186,006	60%	61%	$20,842	11%
Scoring Solutions	69,014	67,023	20%	22%	1,991	3%
Professional Services	47,108	40,093	14%	13%	7,015	17%
Analytic Software Tools	19,617	12,208	6%	4%	7,409	61%

Total revenues	$342,587	$305,330	100%	100%	37,257	12%

  Quarter Ended March 31, 2004 Revenues Compared to Quarter Ended March 31, 2003 Revenues

     The increase in total revenues from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 included a $9.0 million increase in revenues that resulted from our NAREX, Diversified HealthCare Services and Seurat acquisitions in fiscal 2003 and 2004.

     Strategy Machine Solutions segment revenues increased primarily due to a $2.4 million increase in revenues from our consumer solutions, a $2.2 million increase in revenues from our fraud solutions, a $1.6 million increase in revenues from our marketing solutions, a $1.1 million increase in revenues from our insurance and healthcare solutions, partially offset by a $3.6 million decrease in revenues from our origination solutions and a $0.8 million decrease in revenues from our other strategy machine solutions. The increase in consumer solutions revenues was attributable primarily to an increase in revenues derived from our myFICO.com and strategic alliance partners due to increased customer volumes and higher average selling prices. The increase in fraud solutions revenues was attributable primarily to an increase in active accounts and merchant transaction volumes, principally due to growth in our customer base, and to the cross-selling of additional fraud products to our existing customer base. The increase in marketing solutions revenues was attributable primarily to an increase in customer transaction volumes resulting from our Seurat acquisition in October 2003, partially offset by a decrease in service revenues from our existing customer base. The increase in insurance and healthcare solutions revenues was attributable primarily to an increase in customer medical bill review volumes resulting from our Diversified acquisition in September 2003, partially offset by a decline in bill review volumes associated with our existing customer base, including that related to the loss of a significant customer, as well as lower claims volumes at some of our key customers. The decrease in origination solutions revenues was attributable primarily to a decline in origination product perpetual license sales.

     Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting principally from increased sales of scores for account review activities, partially offset by a decline in direct prescreening revenues. During the quarters ended March 31, 2004 and 2003, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 19% and 18%, respectively, of our total company revenues, including revenues from these customers that are recorded in our other segments.

     Professional Services segment revenues increased primarily due to an increase in model development, software implementation, and business consulting revenues, including revenues derived from our Seurat acquisition in October 2003.

     Analytic Software Tools segment revenues increased primarily due to an increase in sales of perpetual licenses for our analytic decision tools and model development software products.

     Six Months Ended March 31, 2004 Revenues Compared to Six Months Ended March 31, 2003 Revenues

     The increase in total revenues from the six months ended March 31, 2003 to the six months ended March 31, 2004 included an $18.9 million increase in revenues that resulted from our four acquisitions in fiscal 2003 and 2004.

     Strategy Machine Solutions segment revenues increased primarily due to a $6.7 million increase in revenues from our account management solutions, a $5.3 million increase in revenues from our insurance and healthcare solutions, a $4.6 million increase in revenues from our fraud solutions, a $3.5 million increase in revenues from our marketing solutions and a $3.2 million increase in revenues from our consumer solutions, partially offset by a $2.5 million decrease in revenues from our originations solutions. The increase in account management solutions revenues was attributable primarily to increases in both international perpetual license sales and transactional volumes under transactional-based agreements, including transactional-based revenues derived from our NAREX acquisition in July 2003. The increase in insurance and healthcare solutions revenues was attributable primarily to an increase in customer medical bill review volumes resulting from our Diversified and Spectrum acquisitions in September 2003 and December 2002, respectively, partially offset by a decline in bill review volumes associated with our existing customer base, including that related to the loss of a significant customer, as well as lower claims volumes at some of our key customers. The increase in fraud solutions revenues was attributable primarily to an increase in active accounts and merchant transaction volumes, principally due to growth in our customer base, and to the cross-selling of additional fraud products to our existing customer base. The increase in marketing solutions revenues was attributable primarily to an increase in customer transaction volumes resulting from our Seurat acquisition in October 2003, partially offset by a decrease in service revenues from our existing customer base. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from our myFICO.com and strategic alliance partners due to increased customer volumes and higher average selling prices. The decrease in origination solutions revenues was attributable primarily to a decline in origination product perpetual license sales.

     Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting principally from increased sales of scores for account review, partially offset by a decline in direct prescreening revenues. During the six months ended March 31, 2004 and 2003, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 19% of our total company revenues, including revenues from these customers that are recorded in our other segments.

     Professional Services segment revenues increased primarily due to an increase in model development and business consulting revenues, including revenues derived from our Seurat acquisition in October 2003.

     Analytic Software Tools segment revenues increased primarily due to an increase in sales of perpetual licenses for our analytic decision tools and model development software products.

Operating Expenses and Other Income (Expense)

     The following table sets forth certain summary information related to our operating expenses and other income (expense) for the fiscal periods indicated.

	Quarter Ended
	March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Revenues	$173,246	$158,598	100%	100%	$14,648	9%

Operating expenses:
Cost of revenues	63,283	64,041	37%	40%	(758)	(1)%
Research and development	14,333	17,119	8%	11%	(2,786)	(16)%
Selling, general and administrative	40,508	31,724	23%	20%	8,784	28%
Amortization of intangible assets	4,064	3,419	3%	2%	645	19%
Restructuring and merger-related	—	606	—	1%	(606)	(100)%

Total operating expenses	122,188	116,909	71%	74%	5,279	5%

Operating income	51,058	41,689	29%	26%	9,369	22%
Interest income	2,631	1,766	2%	1%	865	49%
Interest expense	(4,382)	(2,326)	(2)%	(1)%	2,056	88%
Other income (expense), net	634	(25)	—	—	659	2,636%

Income before income taxes	49,941	41,104	29%	26%	8,837	21%
Provision for income taxes	19,098	15,459	11%	10%	3,639	24%

Net income	$30,843	$25,645	18%	16%	5,198	20%

Number of employees at quarter end	2,333	2,300			33	1%

	Six Months Ended
	March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Revenues	$342,587	$305,330	100%	100%	$37,257	12%

Operating expenses:
Cost of revenues	122,818	124,695	36%	41%	(1,877)	(2)%
Research and development	30,734	34,366	9%	11%	(3,632)	(11)%
Selling, general and administrative	82,268	63,898	24%	21%	18,370	29%
Amortization of intangible assets	8,131	6,681	2%	2%	1,450	22%
Restructuring and merger-related	—	2,616	—	1%	(2,616)	(100)%

Total operating expenses	243,951	232,256	71%	76%	11,695	5%

Operating income	98,636	73,074	29%	24%	25,562	35%
Interest income	5,076	4,362	1%	1%	714	16%
Interest expense	(8,760)	(4,648)	(2)%	(1)%	4,112	88%
Other income, net	1,192	494	—	—	698	141%

Income before income taxes	96,144	73,282	28%	24%	22,862	31%
Provision for income taxes	36,540	27,847	11%	9%	8,693	31%

Net income	$59,604	$45,435	17%	15%	14,169	31%

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

     The quarter over quarter decrease in cost of revenues was attributable primarily to a $3.1 million reduction in personnel and other labor-related costs, partially offset by a $1.8 million increase in third-party software and data costs and a $0.5 million net increase in various other expenditures. The reduction in personnel and other labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first quarter of fiscal 2004, partially offset by an increase in personnel costs resulting from our fiscal 2003 and 2004 acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions, insurance and healthcare solutions, and marketing solutions revenues, including those resulting from our fiscal 2003 and 2004 acquisitions.

     The year to date period over period decrease in cost of revenues was attributable primarily to a $5.4 million reduction in personnel and other labor-related costs, partially offset by a $3.2 million increase in third-party software and data costs and a $0.3 million net increase in various other expenditures. The reduction in personnel and other labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first quarter of fiscal 2004, partially offset by an increase in personnel costs resulting from our fiscal 2003 and 2004 acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions, insurance and healthcare solutions and marketing solutions revenues, including those resulting from our fiscal 2003 and 2004 acquisitions.

     In future periods, we expect that cost of revenues as a percentage of revenues will be slightly lower than the second quarter of fiscal 2004.

  Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software tools.

     The quarter over quarter and year to date period over period decreases in research and development expenses were attributable primarily to a reduction in research and development personnel and related costs, primarily related to Strategy Machine Solutions development projects.

     In future periods, we expect that research and development expenditures as a percentage of revenues will be consistent with the second quarter of fiscal 2004 to slightly higher.

  Selling, General and Administrative

     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

     The quarter over quarter increase in selling, general and administrative expenses was attributably primarily to a $9.0 million increase in personnel and other labor-related costs, a $1.5 million increase in travel costs and a $1.2 million net increase in various other expenditures, partially offset by a $1.9 million decrease in our provision for doubtful accounts and a $1.0 million decrease in advertising expenditures. The increase in personnel and labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first fiscal quarter of 2004, and to a lesser degree an increase in personnel resulting from our fiscal 2003 and 2004 acquisitions.

     The year to date period over period increase in selling, general and administrative expenses was attributably primarily to a $14.7 million increase in personnel and other labor-related costs, a $2.8 million increase in legal and accounting professional fees, a $2.8 million increase in travel costs and a $0.7 million net increase in various other expenditures, partially offset by a $2.6 million decrease in our provision for doubtful accounts. The increase in personnel and labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first fiscal quarter of 2004, and to a lesser degree an increase in personnel resulting from our fiscal 2003 and 2004 acquisitions.

     In future periods, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with the second quarter of fiscal 2004 to slightly higher.

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

     The quarter over quarter increase in amortization expense is attributable primarily to the full quarter of amortization of intangible assets recorded in connection with our acquisition of NAREX in July 2003, Diversified HealthCare Services in September 2003, and Seurat in October 2003.

     The year to date period over year to date period increase in amortization expense is attributable primarily to six months of amortization of intangible assets recorded in connection with our acquisition of NAREX in July 2003, Diversified HealthCare Services in September 2003, and Seurat in October 2003, and to the incremental amortization of intangible assets recorded in connection with our acquisition of Spectrum in December 2002.

  Restructuring and Merger-related

     In connection with our acquisition of HNC Software Inc. (“HNC”) in fiscal 2002, we incurred merger-related expenses totaling $0.6 million and $2.6 million during the quarter and six months ended March 31, 2003, respectively, consisting primarily of retention bonuses.

  Interest Income

     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter and year-to-date period over year-to-date period increases in interest income was attributable primarily to higher average cash and investment balances, principally resulting from our $391.5 million in net proceeds from the issuance of our 1.5% Senior Notes in August 2003 and an increase in net cash provided by operating activities, partially offset by lower interest and investment income yields due to market conditions.

  Interest Expense

     In August 2003, we issued $400.0 million of 1.5% Senior Notes that mature in August 2023. Interest expense on the Senior Notes recorded by us, including amortization of debt issuance costs, totaled $2.0 million and $4.1 million during the quarter and six months ended March 31, 2004.

     As a result of the HNC acquisition and subsequent merger of the HNC entity into Fair Isaac, we assumed $150.0 million of 5.25% Subordinated Notes due in September 2008. The Subordinated Notes were recorded at their fair value of $139.7 million on the acquisition date, as determined based on their quoted market price, which resulted in our recognition of a $10.3 million note discount. The carrying amount of the Subordinated Notes is being accreted to $150.0 million over their remaining term using the effective interest method, resulting in an effective interest rate of approximately 6.64% per annum. Interest expense on the Subordinated Notes recorded by us totaled $2.4 million and $2.3 million during the quarters ended March 31, 2004 and 2003, respectively, and $4.7 million and $4.6 million during the six months ended March 31, 2004 and 2003, respectively.

  Other Income (Expense), Net

     Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items. The quarter over quarter and year-to-date period over year-to-date period increases were attributable primarily to an increase in realized gains on sales of our marketable securities.

  Provision for Income Taxes

     Our effective tax rate was 38.2% and 37.6% during the quarters ended March 31, 2004 and 2003, respectively, and 38% and 38% during the six months ended March 31, 2004 and 2003, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

  Operating Income

     The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated. Segment information for the quarter and six months ended March 31, 2003 has been restated to conform to the current segment presentation.

	Quarter Ended
	March 31,			Period-to-Period
			Period-to-Period	Percentage
Segment	2004	2003	Change	Change
	(In thousands)
Strategy Machine Solutions	$24,599	$25,587	$(988)	(4)%
Scoring Solutions	17,777	17,350	427	2%
Professional Services	3,861	500	3,361	672%
Analytic Software Tools	4,821	(1,142)	5,963	522%

Segment operating income	51,058	42,295	8,763	21%
Unallocated restructuring and merger-related	—	(606)	(606)	(100)%

Operating income	$51,058	$41,689	9,369	22%

	Six Months Ended
	March 31,			Period-to-Period
			Period-to-Period	Percentage
Segment	2004	2003	Change	Change
	(In thousands)
Strategy Machine Solutions	$48,870	$39,044	$9,826	25%
Scoring Solutions	37,011	36,078	933	3%
Professional Services	6,234	980	5,254	536%
Analytic Software Tools	6,521	(412)	6,933	1,683%

Segment operating income	98,636	75,690	22,946	30%
Unallocated restructuring and merger-related	—	(2,616)	(2,616)	(100)%

Operating income	$98,636	$73,074	25,562	35%

     The quarter over quarter increase in operating income was attributable primarily to an increase in segment revenues, which included a $9.0 million increase in revenues that resulted from our NAREX, Diversified HealthCare Services, and Seurat acquisitions in fiscal 2003 and 2004, and a $0.6 million decrease in merger-related expenses that did not recur in the current year. At the segment level, the increase in operating income was attributable primarily to a $6.0 million and $3.4 million increase in segment operating income within our Analytic Software Tools and Professional Services segments, respectively, partially offset by a $1.0 million decrease in segment operating income within our Strategy Machine Solutions segment. The increase in Analytic Software Tools segment operating income was driven primarily by an increase in sales of higher margin perpetual licenses related to our analytic decision tools and model development software products. The increase in Professional Services segment operating income was primarily due to an increase in higher margin model development, software implementation, and business consulting revenues, including revenues derived from our Seurat acquisition in October 2003. The decrease in Strategy Machine Solutions segment operating income was driven primarily by a reduction in sales of higher margin perpetual licenses within our origination solutions and account management solutions, partially offset by the overall growth of Strategy Machine Solutions segment revenues primarily within consumer solutions, fraud solutions, marketing solutions, and insurance and healthcare solutions.

     The year to date period over year to date period increase in operating income was attributable primarily to an increase in segment revenues, which included an $18.9 million increase in revenues that resulted from our four acquisitions in fiscal 2003 and 2004, and a $2.6 million decrease in merger-related expenses that did not recur in the current year. At the segment level, the increase in operating income was attributable primarily to $9.8 million, $6.9 million, $5.3 million, and $0.9 million increases in segment operating income within our Strategy Machine Solutions, Analytic Software Tools, Professional Services and Scoring Solutions segments. The increase in Strategy Machine Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins, principally as a result of management’s cost control efforts, acquisition-related efficiencies resulting from the integration of the four acquisitions consummated in fiscal 2003 and the first quarter of fiscal 2004 and a mix of relatively higher margin product revenues. The increase in Analytic Software Tools segment operating margins was driven primarily by an increase in sales of higher margin perpetual licenses related to our analytic decision tools and model development software products. The increase in Professional Services segment operating margins was primarily due to an increase in higher margin model development and business consulting revenues, including revenues derived from our Seurat acquisition in October 2003. The increase in Scoring Solutions segment operating income was primarily due to an increase in higher margin risk scoring services at the credit reporting agencies, resulting principally from increased sales of scores for account review.

  Stock-based Compensation

     We recorded stock-based compensation expense of $0.4 million and $0.8 million during the quarters ended March 31, 2004 and 2003, respectively, and $1.0 million and $1.6 million during the six months ended March 31, 2004 and 2003, respectively. This expense is recorded in cost of revenues, research and development, and selling, general and administrative expense. The period over period decreases were primarily due to a decrease in amortization of deferred compensation related to the final vesting during the six months ended March 31, 2004 of 1,417,500 stock options granted to an officer, in which the quoted market price of our common stock at the grant date exceeded the stock options’ exercise price, and due to a decrease in amortization of deferred compensation related to the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of the HNC acquisition resulting from forfeitures. The deferred compensation is being amortized on a straight-line basis over the vesting period of the options.

Capital Resources and Liquidity

  Working Capital

     Our working capital at March 31, 2004 and September 30, 2003 totaled $672.1 million and $569.5 million, respectively. The increase in working capital during the six months ended March 31, 2004 is attributable to a $128.4 million increase in cash and cash equivalents and short-term marketable securities and a $1.3 million decrease in accounts payable, partially offset by a $10.2 million increase in other accrued liabilities, a $6.9 million increase in deferred revenue, a $1.9 million increase in accrued compensation and employee benefits, a $4.5 million decrease in net receivables, a $2.7 million decrease in the current portion of deferred income taxes, and a $0.9 million decrease in prepaid expenses and other current assets.

     The increase in cash and cash equivalents and short-term marketable securities was attributable primarily to net cash provided by operations, partially offset by the use of cash for investing and financing activities, as described below. The decrease in accounts payable was attributable primarily to the timing of vendor disbursements. The increase in other accrued liabilities was attributable primarily to an increase in income taxes payable, partially offset by a reduction in HNC merger-related accruals. The increase in deferred revenue was attributable primarily to an increase in customer prepayments. The increase in accrued compensation and employee benefits was attributable primarily to an increase in accrued salaries due to the timing of payroll disbursements. The decrease in net receivables was attributable primarily to increased customer collections, partially offset by an increase resulting from the increase in revenues during the quarter ended March 31, 2004 as compared to the quarter ended September 30, 2003.

  Cash Flows from Operating Activities

     Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $74.6 million during the six months ended March 31, 2003 to $116.3 million during the six months ended March 31, 2004, reflecting an increase in net earnings before non-cash charges and the effect of other net working capital changes, as discussed herein.

  Cash Flows from Investing Activities

     Net cash used in investing activities totaled $11.7 million during the six months ended March 31, 2004, compared to net cash provided by investing activities of $95.1 million during the six months ended March 31, 2003. The shift to net cash used in investing activities during the six months ended March 31, 2004 as compared net cash provided by investing activities during the six months ended March 31, 2003 is attributable primarily to a $103.9 million increase in purchases of marketable securities, net of proceeds from sales and maturities of marketable securities, a $3.0 million decrease in cash proceeds from the sale of a product line as no product line sales occurred during the six months ended March 31, 2004 as compared to the six months ended March 31, 2003, a $4.1 million increase in property and equipment purchases, partially offset by a $2.2 million decrease in cash paid in acquisitions and repayments of $2.0 million on notes receivable resulting from fiscal 2003 product line sales.

  Cash Flows from Financing Activities

     Net cash used in financing activities totaled $10.5 million and $190.8 million during the six months ended March 31, 2004 and 2003, respectively. The decrease in net cash used in financing activities during the six months ended March 31, 2004 as compared to the six months ended March 31, 2003 was attributable primarily to a $181.3 million decrease in cash used for repurchases of our common stock during the six months ended March 31, 2004 as compared to the six months ended March 31, 2003, a $0.1 million decrease in dividends paid due to a lower amount of common shares outstanding period over period, partially offset by a $0.9 million decrease in proceeds from issuances of common stock period over period and $0.2 million in cash paid in lieu of fractional shares due to the stock split in fiscal 2004.

  Repurchases of Common Stock

     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. In November 2003, our Board of Directors approved a new common stock repurchase program allowing us to purchase up to 1,500,000 shares of our common stock from time to time in the open market and in negotiated transactions. During the six months ended March 31, 2004, we repurchased approximately 1.0 million shares of our common stock under this program for an aggregate cost of $40.7 million.

  Dividends

     We paid quarterly dividends of two cents per share, or a total of four cents per share, during the six months ended March 31, 2004 and 2003. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

  1.5% Senior Convertible Notes

     We are the issuer of $400.0 million of the Senior Notes that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate, subject to certain limitations; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions.

     The Senior Notes are senior unsecured obligations of Fair Isaac and rank equal in right of payment with all of our unsecured and unsubordinated indebtedness. The Senior Notes are effectively subordinated to all of our existing and future secured indebtedness and existing and future indebtedness and other liabilities of our subsidiaries. The Senior Notes bear regular interest at an annual rate of 1.5%, payable on August 15 and February 15 of each year until August 15, 2008. Beginning August 15, 2008, regular interest will accrue at the rate of 1.5%, and be due and payable upon the earlier to occur of redemption, repurchase, or final maturity. In addition, the Senior Notes bear contingent interest during any six-month period from August 15 to February 14 and from February 15 to August 14, commencing with the six-month period beginning August 15, 2008, if the average trading price of the Senior Notes for the five trading day period immediately preceding the first day of the applicable six-month period equals 120% or more of the sum of the principal amount of, plus accrued and unpaid regular interest on, the Senior Notes. The amount of contingent interest payable on the Senior Notes in respect of any six-month period will equal 0.25% per annum of the average trading price of the Senior Notes for the five trading day period immediately preceding such six-month period.

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

  5.25% Convertible Subordinated Notes

     We are the issuer of $150.0 million of the Subordinated Notes that mature on September 1, 2008. The Subordinated Notes are convertible into shares of Fair Isaac common stock at a conversion price of $36.99 per share, subject to anti-dilution adjustment. The conversion price is equivalent to a conversion rate of approximately 27.03 shares of Fair Isaac common stock per $1,000 principal amount of the Subordinated Notes. The Subordinated Notes are general unsecured obligations of Fair Isaac and are subordinated in right of payment to all existing and future senior indebtedness of Fair Isaac. Interest on the Subordinated Notes is payable on March 1 and September 1 of each year until maturity. Holders may require us to repurchase for cash all or part of their Subordinated Notes upon a change in control at a price equal to 100% of the principal amount of the Subordinated Notes being repurchased, plus accrued and unpaid interest up to the purchase date.

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

  Credit Agreement

     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2006. Under the agreement, as amended, we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $25.0 million and other specified limits. As of March 31, 2004, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of March 31, 2004, this credit facility also served to collateralize certain letters of credit aggregating $0.8 million, issued by us in the normal course of business. As of March 31, 2004, this credit facility also served to collateralize contracts to sell certain currencies aggregating $11.7 million, entered into by us pursuant to our hedging program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility. We believe that the covenants of this credit facility do not materially restrict our future liquidity or operations.

  Azure Cost-Method Investment

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

  Capital Resources and Liquidity Outlook

     As of March 31, 2004, we had $769.3 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

     On April 26, 2004, we announced that we had reached an agreement on the terms of a recommended cash offer to acquire the ordinary share capital of London Bridge Software Holdings plc (“London Bridge”), a provider of intelligent business software. The offer is £0.95 in cash for each existing issued and to be issued ordinary share of London Bridge, for a total cash consideration of approximately £166.2 million (approximately $299.0 million). The directors of London Bridge, representing in the aggregate approximately 46.2% of the issued and outstanding share capital, have signed irrevocable undertakings to accept the offer. The offer is expected to close in our third fiscal quarter ending June 30, 2004, if the conditions to the offer are satisfied, including sufficient shareholder acceptance and regulatory approvals.

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

     If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If an arrangement provides for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

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

     Transactional or unit based license fees under software license arrangements, network service and internally-hosted software agreements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. The determination of certain of our transactional or unit based license fee revenues requires the use of estimates, principally related to transaction usage or active account volumes in instances where this information is reported to us by our clients monthly or quarterly basis in arrears. In these instances, we estimate transaction volumes based on preliminary customer transaction information, if available, or based on average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate customer account or transaction volumes in the future, revenue would be deferred until actual customer data was received, and this could have a material impact on our consolidated results of operations.

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

     Revenue recognized under the percentage-of-completion method in excess of contract billings is recorded as an unbilled receivable. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Billings collected in advance of performance and recognition of revenue under contracts are recorded as deferred revenue.

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

     As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts). If not, we apply the separation provisions of the Emerging Issues Task Force (“EITF”) consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF Issue No. 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. Sometimes this results in recognizing the entire arrangement fee when delivery of the last element in a multiple element arrangement occurs. For example, if the last undelivered element is a service, we recognize revenue for the entire arrangement fee as the service is performed, or if no pattern of performance is discernable, we recognize revenue on a straight-line basis over the term of the arrangement.

     We adopted EITF Issue No. 00-21 for multiple element arrangements entered into subsequent to July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations because most of our arrangements fall entirely within the scope of higher-level authoritative literature and those that do not were already accounted for in a manner consistent with the provisions of EITF Issue No. 00-21.

     We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

  Allowance for Doubtful Accounts

     We make estimates regarding the collectibility of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we analyze specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment cycles. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required. We have not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we did not reasonably estimate the amount of our doubtful accounts in the future, it could have a material impact on our consolidated results of operations.

  Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

     Our business acquisitions typically result in the recognition of goodwill and other intangible assets, and in certain cases non-recurring charges associated with the write-off of in-process research and development (“IPR&D”), which affect the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting. We amortize our definite-lived intangible assets based on forecasted cash flows associated with the assets or using the straight-line method over the estimated useful lives, while IPR&D is recorded as a non-recurring charge on the acquisition date. Goodwill is not amortized, but rather is periodically assessed for impairment.

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

  Internal-use Software

     Costs incurred to develop internal-use software during the application development stage are capitalized and reported at cost, subject to an impairment test as described below. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. This analysis requires us to estimate future net cash flows associated with the assets, as well as the future costs of selling such assets. If these estimates change, reductions or write-offs of internal-use software costs could result.

  Income Taxes

     We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax credit carryforwards. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, which requires the use of estimates. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period. Although we believe that our estimates are reasonable, there is no assurance that our the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable, and such an increase could have a material adverse impact on our income tax provision and results of operations in the period in which such determination is made. In addition, the calculation of tax liabilities also involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could also have a material impact on our income tax provision and results of operations in the period in which such determination is made.

  Contingencies and Litigation

     We are subject to various proceedings, lawsuits and claims relating to product, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. If the potential loss is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered less than probable or the amount cannot be reasonably estimated, disclosure of the matter is considered. The amount of loss accrual or disclosure, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. Due to uncertainties related to these matters, accruals or disclosures are based on the best information available at the time. Significant judgment is required in both the assessment of likelihood and in the determination of a range of potential losses. Revisions in the estimates of the potential liabilities could have a material impact on our consolidated financial position or consolidated results of operations.

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

     We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our competitors vary in size and in the scope of the products and services they offer, and include:

•	in-house analytics departments;

•	credit reporting agencies;

•	computer service providers;

•	regional risk management, marketing, systems integration and data warehousing competitors;

•	application software companies, including enterprise software vendors;

•	management information system departments of our customers and potential customers, including financial institutions, insurance companies and telecommunications carriers;

•	third-party professional services and consulting organizations;

•	hardware suppliers that bundle or develop complementary software;

•	network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

•	analytic software tool suppliers; and

•	managed care organizations.

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

Government regulations that apply to us or to our customers may expose us to liability, affect our ability to compete in certain markets, limit the profitability of or demand for our products, or render our products obsolete.

     Legislation and governmental regulation affects how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer consumer initiatives are affected by regulation, including the following significant regulatory areas:

•	federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA, the Fair and Accurate Credit Transactions Act, or FACT, which amends FCRA, and the proposed regulations under FACT, presently under consideration;

•	regulation designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act, or ECOA;

•	privacy law, including but not limited to the provisions of the Financial Services Modernization Act of 1999, or FSMA, the Health Insurance Portability and Accountability Act of 1996;

•	regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

•	insurance regulations related to our insurance products;

•	consumer protection laws, such as federal and state statutes governing the use of the Internet and telemarketing; and

•	regulations of foreign jurisdictions on our international operations, including the European Union’s Privacy Directive.

     In making credit evaluations of consumers, performing fraud screening or user authentication, our customers are subject to requirements of federal law, including the FCRA, FACT and the ECOA, and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation such as the FSMA may also affect the nature and extent of the products or services that we can provide to customers as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. For example, the recent FACT amendments to the FCRA will result in new regulation. These regulations or the interpretation of these amendments could affect the demand for or profitability of some of our products, including scoring and consumer products. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, legislative reforms of workers’ compensation laws that aim to simplify this area of regulation and curb abuses could diminish the need for, and the benefits provided by, certain of our insurance solutions products and services.

Since our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries, an industry specific downturn may harm our business, financial condition or results of operations.

     During the quarter and six months ended March 31, 2004, 79% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our business, financial condition or results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

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

     A growing portion of our revenues is derived from international sales. During the quarter and six months ended March 31, 2004, 22% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2004 and September 30, 2003:

	March 31, 2004			September 30, 2003
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
			(In thousands)
Cash and cash equivalents	$335,494	$335,473	0.98%	$243,368	$243,358	1.05%
Short-term investments	274,973	275,068	1.17%	255,423	255,893	1.50%
Long-term investments	131,369	131,705	1.63%	151,201	151,610	1.94%

	$741,836	$742,246	1.16%	$649,992	$650,861	1.43%

     We are the issuer of 1.5% Senior Convertible Notes and 5.25% Convertible Subordinated Notes that mature in August 2023 and September 2008, respectively. The fair value of these notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior and Subordinated Notes at March 31, 2004 and September 30, 2003:

	March 31, 2004			September 30, 2003
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
			(In thousands)
1.5 % Senior Notes	$400,000	$400,000	$436,500	$400,000	$400,000	$441,000
5.25% Subordinated Notes	150,000	142,121	165,000	150,000	141,364	179,063

	$550,000	$542,121	$601,500	$550,000	$541,364	$620,063

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

     The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments at March 31, 2004:

	Contract Amount
	Foreign		Fair Value
	Currency	US$	US$
		(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP 3,500	$6,303	$6,430
Japanese Yen (YEN)	YEN 380,000	3,589	3,647
EURO (EUR)	EUR 1,500	1,818	1,844

		$11,710	$11,921

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number
			Part of Publicly	of Shares that May
	(a) Total Number of	(b) Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs
January 1, 2004 through January 31, 2004	—	—	—	1,500,000
February 1, 2004 through February 29, 2004	935,100	$40.51	935,100	564,900
March 1, 2004 through March 31, 2004	69,150	$40.03	69,150	495,750

	1,004,250	$40.48	1,004,250	495,750

(1)	In November 2003, our Board of Directors approved a new common stock repurchase program allowing us to purchase up to 1,500,000 shares of our common stock from time to time in the open market and in negotiated transactions.

Item 5. Other Information

     On April 26, 2004, the Company announced that it had reached an agreement on the terms of a recommended cash offer to acquire the ordinary share capital of London Bridge Software Holdings plc, a provider of intelligent business software. The offer is £0.95 in cash for each existing issued and to be issued ordinary share of London Bridge, for a total cash consideration of £166.2 million (approximately $299.0 million). The directors of London Bridge, representing in the aggregate approximately 46.2% of the issued and outstanding share capital, have signed irrevocable undertakings to accept the offer. The offer is expected to close in Fair Isaac’s third fiscal quarter, if the conditions to the offer are satisfied, including sufficient shareholder acceptance and regulatory approvals.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Description
10.1	Second Amendment to Credit Agreement entered into as of February 1, 2004 by and between the Company and Wells Fargo Bank, National Association.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

(b) Reports on Form 8-K:

     i. On January 26, 2004, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter ended December 31, 2003.

     ii. On April 29, 2004, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: May 7, 2004

	By	/s/ CHARLES M. OSBORNE

Charles M. Osborne
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: May 7, 2004

	By	/s/ RUSSELL C. CLARK

Russell C. Clark
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2004

Exhibit
Number	Description
10.1	Second Amendment to Credit Agreement entered into as of February 1, 2004 by and between the Company and Wells Fargo Bank, National Association.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically
32.1	Section 1350 Certification of CEO.	Filed Electronically
32.2	Section 1350 Certification of CFO.	Filed Electronically