Form 10-Q
period 2004-06-30
FAIR ISAAC CORP
filed 2004-08-11
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
[NO FEE REQUIRED]

For the transition period from      to

Commission File Number 0-16439

Fair Isaac Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-1499887
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

901 Marquette Avenue, Suite 3200	55402-3232
Minneapolis, Minnesota	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
612-758-5200

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

Yes [X]    No [   ]

     The number of shares of common stock outstanding on July 30, 2004 was 70,315,901 (excluding 18,541,032 shares held by the Company as treasury stock).

i

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$280,909	$249,458
Marketable securities available for sale, current portion	172,755	255,893
Receivables, net	135,905	138,712
Prepaid expenses and other current assets	16,119	16,981
Deferred income taxes, current portion	8,766	6,828

Total current assets	614,454	667,872
Marketable securities available for sale, less current portion	69,410	155,312
Other investments	1,561	8,942
Property and equipment, net	52,698	50,706
Goodwill	703,778	457,842
Intangible assets, net	127,572	93,930
Deferred income taxes, less current portion	37,166	40,738
Other assets	15,624	19,831

	$1,622,263	$1,495,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,341	$15,267
Consideration payable to London Bridge stockholders	9,117	—
Accrued compensation and employee benefits	25,489	25,839
Other accrued liabilities	59,309	25,672
Deferred revenue	39,517	31,584

Total current liabilities	149,773	98,362
Senior convertible notes	400,000	400,000
Convertible subordinated notes, net of discount	142,510	141,364
Other liabilities	8,423	5,905

Total liabilities	700,706	645,631

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 and 87,378 shares issued and 70,264 and 69,868 shares outstanding at June 30, 2004 and September 30, 2003, respectively)	703	699
Paid-in-capital	1,055,109	1,019,614
Treasury stock, at cost (18,593 and 17,510 shares at June 30, 2004 and September 30, 2003, respectively)	(533,714)	(486,477)
Unearned compensation	(2,235)	(3,710)
Retained earnings	404,194	319,341
Accumulated other comprehensive (loss) income	(2,500)	75

Total stockholders’ equity	921,557	849,542

	$1,622,263	$1,495,173

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$173,197	$163,000	$515,784	$468,330

Operating expenses:
Cost of revenues (1)	61,361	62,209	184,179	186,904
Research and development	19,096	16,959	49,830	51,325
Selling, general and administrative (1)	45,384	31,277	127,652	95,175
Amortization of intangible assets (1)	4,597	3,461	12,728	10,142
Restructuring and merger-related	751	(36)	751	2,580

Total operating expenses	131,189	113,870	375,140	346,126

Operating income	42,008	49,130	140,644	122,204
Interest income	3,137	1,542	8,213	5,904
Interest expense	(4,393)	(2,333)	(13,153)	(6,981)
Other income, net	5,641	101	6,833	595

Income before income taxes	46,393	48,440	142,537	121,722
Provision for income taxes	17,624	18,407	54,164	46,254

Net income	$28,769	$30,033	$88,373	$75,468

Earnings per share:
Basic	$0.41	$0.42	$1.26	$1.04

Diluted	$0.39	$0.40	$1.20	$0.99

Shares used in computing earnings per share:
Basic	70,008	71,233	70,046	72,787

Diluted	73,050	79,436	77,656	76,453

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Common Stock						Accumulated Other
							Comprehensive	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	Income
Balance at September 30, 2003	69,868	$699	$1,019,614	$(486,477)	$(3,710)	$319,341	$75	$849,542
Exercise of stock options	1,976	19	23,026	14,061	—	—	—	37,106
Tax benefit from exercised stock options	—	—	12,685	—	—	—	—	12,685
Amortization of unearned compensation	—	—	—	—	1,259	—	—	1,259
Forfeitures of stock options exchanged in acquisition	—	—	(66)	—	66	—	—	—
Forfeitures of restricted stock issued to employees	(7)	—	7	(157)	150	—	—	—
Repurchases of common stock	(1,835)	(18)	—	(68,716)	—	—	—	(68,734)
Issuance of ESPP shares from treasury	268	3	(157)	7,575	—	—	—	7,421
Dividends paid	—	—	—	—	—	(3,278)	—	(3,278)
Cash paid in lieu of fractional shares in effecting stock split	(6)	—	—	—	—	(242)	—	(242)
Net income	—	—	—	—	—	88,373	—	88,373	$88,373
Unrealized losses on investments	—	—	—	—	—	—	(1,183)	(1,183)	(1,183)
Cumulative translation adjustments	—	—	—	—	—	—	(1,392)	(1,392)	(1,392)

Balance at June 30, 2004	70,264	$703	$1,055,109	$(533,714)	$(2,235)	$404,194	$(2,500)	$921,557	$85,798

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$88,373	$75,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,216	33,882
Share of equity in loss (earnings) of investment	19	(43)
Gain on sales of marketable securities	(7,596)	(685)
Amortization of unearned compensation	1,259	2,299
Tax benefit from exercised stock options	12,685	16,582
Net (accretion) amortization of (discount) premium on marketable securities	(1,352)	2,863
Provision for doubtful accounts	642	3,825
Amortization of discount on convertible subordinated notes	1,146	1,074
Net (gain) loss on sales of property and equipment	(134)	27
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	18,684	(7,870)
Prepaid expenses and other assets	3,893	(1,106)
Accounts payable	(2,123)	4,795
Accrued compensation and employee benefits	(3,641)	(4,849)
Other liabilities	12,285	(7,534)
Deferred revenue	4,127	6,788

Net cash provided by operating activities	162,483	125,516

Cash flows from investing activities:
Purchases of property and equipment	(14,749)	(12,554)
Cash proceeds from sale of product line	—	3,000
Collections of notes receivable from sale of product lines	2,200	—
Cash paid in acquisitions, net of cash acquired	(274,545)	(7,150)
Purchases of marketable securities	(564,548)	(264,948)
Proceeds from sales of marketable securities	626,484	284,182
Proceeds from maturities of marketable securities	121,788	72,915
Investment in cost-method investee	(466)	(500)

Net cash provided by (used in) investing activities	(103,836)	74,945

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	44,527	63,717
Dividends paid	(3,278)	(2,928)
Repurchases of common stock	(68,734)	(221,969)
Cash paid in lieu of fractional shares in effecting stock split	(242)	—

Net cash used in financing activities	(27,727)	(161,180)

Effect of exchange rate changes on cash	531	—

Increase in cash and cash equivalents	31,451	39,281
Cash and cash equivalents, beginning of period	249,458	96,834

Cash and cash equivalents, end of period	$280,909	$136,115

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $1,151 and $280 during the nine months ended June 30, 2004 and 2003, respectively	$25,872	$17,479
Cash paid for interest	$7,088	$3,938
Non-cash financing activities:
Consideration payable to London Bridge Stockholders	$9,117	—

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

     Principles of Consolidation and Basis of Presentation

     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, intangible assets, software development costs and deferred tax assets; the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

     Certain Condensed Financial Statement Caption Detail

     Income taxes payable totaled $31.0 million and $9.0 million as of June 30, 2004 and September 30, 2003, respectively, and is recorded in other accrued current liabilities within the accompanying condensed consolidated balance sheets.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

     The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis. Amounts for the quarter and nine months ended June 30, 2003 below have been revised to reflect the impact of employee stock purchase plan rights and an adjustment to dividend yield.

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$28,769	$30,033	$88,373	$75,468
Add: Stock-based employee compensation expense included in reported net income, net of tax	178	451	781	1,426
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,685)	(4,782)	(18,625)	(15,031)

Pro forma net income	$23,262	$25,702	$70,529	$61,863

Earnings per share, as reported:
Basic	$0.41	$0.42	$1.26	$1.04

Diluted	$0.39	$0.40	$1.20	$0.99

Pro forma earnings per share:
Basic	$0.33	$0.36	$1.01	$0.85

Diluted	$0.32	$0.34	$0.96	$0.81

2. Acquisitions

     London Bridge Software Holdings plc

     On April 26, 2004, our Board of Directors, together with the Board of Directors of London Bridge Software Holdings plc (“London Bridge”), a provider of intelligent business software, announced that they had reached agreement on the terms of a recommended cash offer (the “Offer”) to be made by us and by Hawkpoint Partners Limited on our behalf outside of the United States for the entire issued and to be issued ordinary share capital of London Bridge. The Offer was made on April 30, 2004.

     On May 28, 2004, we announced that valid acceptances of the Offer had been received in respect of a total of approximately 159.6 million London Bridge shares, representing approximately 93.4% of the issued share capital of London Bridge. Accordingly, all conditions related to the Offer were deemed to have been satisfied, and the Offer was declared unconditional by us in all respects. As of June 30, 2004, acceptances in respect of approximately 96% of the issued London Bridge share capital had been received. We are entitled to acquire all remaining outstanding London Bridge shares through compulsory acquisition procedures under U.K. law, which

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

we commenced on June 26, 2004. We expect these procedures to be completed in August 2004, at which time we will own 100% of London Bridge’s issued share capital.

     London Bridge delivers solutions for the management of retail debt and deposit origination, collection and recovery and the provision of core banking systems to its target markets. These markets include retail financial services and range from telecommunications, utilities and governmental agencies to other service providers and to the debt collection industry. Our acquisition of London Bridge was consummated principally to incorporate London Bridge’s software and systems for collections and recovery into our existing portfolio, and extend our ability to deliver analytics-driven strategies across the entire credit customer lifecycle. This acquisition was also made to enhance our presence and growth opportunities internationally.

     We accounted for this transaction using the purchase method of accounting. Results of operations of London Bridge have been included in our results prospectively from May 28, 2004.

     Our estimate of the total purchase price is summarized as follows (in thousands):

Estimated total cash consideration for share capital	$303,025
Estimated acquisition-related costs	5,865

Total estimated purchase price of acquisition	$308,890

     The total estimated purchase price was preliminarily allocated as follows (in thousands):

Assets:
Cash and cash equivalents	$29,155
Receivables	14,063
Prepaid expenses and other current assets	1,961
Property and equipment	6,078
Goodwill	246,113
Intangible assets:
Completed technology	25,660
Customer contracts and relationships	19,820

Total assets	342,850

Liabilities:
Current liabilities	28,707
Non-current liabilities	5,253

Total liabilities	33,960

Total estimated purchase price of acquisition	$308,890

     The estimate of the purchase price above does not reflect the fair value of Fair Isaac options that will be issued in exchange for certain London Bridge options upon the completion of the compulsory acquisition procedures, which we expect to occur in August 2004. The fair value of these options, to be determined by application of the Black-Scholes options pricing model, will result in additional goodwill and a corresponding increase to our paid-in-capital. None of these to-be-issued exchange options will result in future compensation expense.

     The preliminary allocation of the purchase price is pending completion of several elements, including the finalization of our independent appraisal for purposes of the valuation of acquired intangible assets. We do not expect future adjustments to the purchase price to be material. However, there may be material adjustments to the allocation of the purchase price.

     Based on a preliminary valuation, the acquired intangible assets have a weighted average useful life of approximately 7.3 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology — six years; and customer contracts and relationships - nine years. Based upon this preliminary valuation, we recorded amortization expense related to London Bridge intangible assets of $0.5 million during the quarter ended June 30, 2004, and our estimate of future amortization expense is $1.6 million for the fourth quarter of fiscal 2004, $6.4 million for each of fiscal 2005 through fiscal 2009, and $10.9 million thereafter. Also, based on this preliminary valuation, no value has been recorded by us to in-process research and development (“IPR&D”). Because this valuation is preliminary, the valuation of intangible assets and their useful lives may change upon completion of the final valuation.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     Of the preliminary goodwill recorded, we have not yet allocated such to our operating segments, and expect to do so in the fourth quarter of fiscal 2004. None of this goodwill will be deductible for tax purposes.

     During the quarter ended June 30, 2004, in connection with our acquisition of London Bridge, we entered into a forward foreign currency contract to sell £170.0 million for $300.1 million. This contract was entered into to offset exchange rate transaction gains or losses on Great Britain Pounds (“GBP”) cash balances that were held by our wholly-owned acquiring subsidiary, whose functional currency is that of the U.S. Dollar, for the purpose of funding the London Bridge acquisition. We reduced the notional amount of the forward currency contract in connection with the payment of consideration to the selling shareholders, and settled the contract on June 30, 2004, at which time we entered into a new contract to offset the foreign currency exposure related to the remaining GBP cash balance of £8.0 million held by our acquiring subsidiary. During the quarter ended June 30, 2004, we recorded realized and unrealized losses on these contracts totaling $10.3 million, which are included in other income, net in the accompanying condensed consolidated statement of income. These losses were principally offset by foreign currency transaction gains of $9.0 million, which are also included in other income, net.

     Seurat Company

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

     Unaudited Pro Forma Results of Operations

     The following unaudited pro forma results of operations present the impact of our results of operations for the quarters and nine months ended June 30, 2004 and 2003, as if our London Bridge acquisition had occurred on October 1, 2003 and 2002, respectively.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
		Pro forma		Pro forma		Pro forma		Pro forma
	Historical	Combined (a)	Historical	Combined	Historical	Combined (a)	Historical	Combined
				(In thousands, except per share data)
Revenues	$173,197	$186,799	$163,000	$181,800	$515,784	$575,052	$468,330	$519,038
Net income	$28,769	$10,663	$30,033	$24,202	$88,373	$66,256	$75,468	$53,190
Basic earnings per share	$0.41	$0.15	$0.42	$0.34	$1.26	$0.95	$1.04	$0.73
Diluted earnings per share	$0.39	$0.15	$0.40	$0.32	$1.20	$0.90	$0.99	$0.70

(a)	Includes a write-off of $6.9 million recorded by London Bridge in its May 2004 historical financial statements, related to the impairment of an equity investment and the write-off of a note and trade receivables that were due from that investee.

3.	Other Investment

     As of September 30, 2003, we held an approximate 6.0% ownership interest in Open Solutions, Inc. (“OSI”), a developer of client/server core data processing solutions for community banks and credit unions, that was accounted for using the cost method. The OSI investment was recorded by us at its estimated fair value of $7.5 million in connection with our acquisition of HNC Software Inc. (“HNC”) in fiscal 2002, and was included in other investments as of September 30, 2003. In November 2003, OSI completed an initial public offering of its common stock, at which time we began accounting for it as a marketable equity security. In May 2004, we sold our investment in OSI for net proceeds of $14.1 million, which includes a realized gain of $6.6 million ($4.1 million net of tax) that is included in other income, net, within the accompanying condensed consolidated statements of income for the quarter and nine months ended June 30, 2004.

4.	Amortization of Intangible Assets

     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Cost of revenues	$2,638	$2,100	$7,212	$6,300
Selling, general and administrative expenses	1,959	1,361	5,516	3,842

	$4,597	$3,461	$12,728	$10,142

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets. Intangible assets were $127.6 million and $93.9 million, net of accumulated amortization of $28.8 million and $16.1 million, as of June 30, 2004 and September 30, 2003, respectively.

5.	Restructuring and Merger-Related Expenses

     The following table summarizes activity for the nine months ended June 30, 2004, related to restructuring accruals previously recorded in connection with the August 2002 HNC acquisition, of which $0.9 million and $0.9 million is recorded in other accrued current liabilities as of June 30, 2004 and September 30, 2003, respectively, and $0.7 million and $1.3 million is recorded in other long-term liabilities as of June 30, 2004 and September 30, 2003, respectively, within the accompanying condensed consolidated balance sheets:

	Accrual at		Accrual at
	September 30,	Cash	June 30,
	2003	Payments	2004
		(In thousands)
Facilities charges	$2,208	$(653)	$1,555
Employee separation	5	(5)	—

	$2,213	$(658)	$1,555

     During the nine months ended June 30, 2004, we finalized a plan to exit certain office space acquired in connection with our prior acquisition of NAREX Inc., and accordingly, recorded a lease exit accrual and additional goodwill of $1.7 million, of which $0.4 million and $1.3 million is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets as of June 30, 2004. We estimate that payments will be made against the liability commencing in September 2004, which is the anticipated exit date.

     During the quarter and nine months ended June 30, 2004, we expensed merger-related costs totaling $0.8 million in connection with an aborted acquisition, consisting principally of third-party legal, accounting and other professional fees. During the nine months ended June 30, 2003, we incurred merger-related expenses totaling $2.6 million, consisting primarily of retention bonuses earned by HNC employees.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Earnings Per Share

     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator for basic earnings per share — net income	$28,769	$30,033	$88,373	$75,468
Interest expense on convertible subordinated notes, net of tax	—	1,585	4,808	—

Numerator for diluted earnings per share	$28,769	$31,618	$93,181	$75,468

Denominator — shares:
Basic weighted-average shares	70,008	71,233	70,046	72,787
Effect of dilutive securities	3,042	8,203	7,610	3,666

Diluted weighted-average shares	73,050	79,436	77,656	76,453

Earnings per share:
Basic	$0.41	$0.42	$1.26	$1.04

Diluted	$0.39	$0.40	$1.20	$0.99

     The computation of diluted EPS for the quarters ended June 30, 2004 and 2003 excludes options to purchase approximately 3,733,000 and 313,000 shares of common stock, respectively, and for the nine months ended June 30, 2004 and 2003, excludes options to purchase approximately 1,778,000 and 1,644,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. The computation of diluted EPS for the quarter ended June 30, 2004, and for the nine months ended June 30, 2003, also excludes approximately 4,055,000 shares of common stock issuable upon conversion of our 5.25% Convertible Subordinated Notes (the “Subordinated Notes”), as the inclusion of such shares would have been antidilutive for these periods. The computation of diluted EPS for the quarter and nine months ended June 30, 2004 also excludes approximately 9,101,000 shares of common stock issuable upon conversion of our 1.5% Senior Convertible Notes (the “Senior Notes”), as the conditions for conversion had not been satisfied as of June 30, 2004. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain merger and acquisition activities.

7. Repurchases of Common Stock

     During the nine months ended June 30, 2004, we repurchased approximately 1.8 million shares of our common stock for an aggregate cost of $68.7 million. The shares were repurchased pursuant to a program approved by our Board of Directors in November 2003.

8. Stock Option Plan

     In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “Plan”). The Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under this plan will be generally consistent with those made under our other existing stock option plan.

     In connection with our acquisition of Seurat during the quarter ended December 31, 2003, awards for 215,250 shares, net of forfeitures, with a modified exercise price of $35.50 (original exercise price of $39.47) were granted to Seurat employees under the Plan, which are subject to variable plan accounting. No compensation cost was recognized during the nine months ended June 30, 2004 as the quoted market price of our common stock at June 30, 2004 did not exceed this exercise price.

9. Segment Information

     We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:

•	Strategy Machine Solutions. These solutions are industry-tailored applications designed for specific processes such as marketing, account origination, customer account management, fraud and medical bill review, as well as consumer solutions through our my FICO service.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our credit bureau scores to lenders directly.

•	Professional Services. This segment includes revenues from consulting services and custom engagements, as well as services associated with implementing and delivering our products.

•	Analytic Software Tools. This segment is composed of our analytic software tools sold to businesses for their use in building their own decisioning applications.

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

     The following tables summarize segment information for the quarters and nine months ended June 30, 2004 and 2003. Segment information for the quarter and nine months ended June 30, 2003 has been revised to conform to the current segment presentation.

	Quarter Ended June 30, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
			(In thousands)
Revenues	$105,699	$36,308	$23,197	$7,993	$173,197
Operating expenses	(84,024)	(16,576)	(22,522)	(7,316)	(130,438)

Segment operating income	$21,675	$19,732	$675	$677	42,759

Unallocated restructuring and merger-related expense					(751)

Operating income					42,008
Unallocated interest expense					(4,393)
Unallocated interest and other income, net					8,778

Income before income taxes					$46,393

Depreciation and amortization	$6,421	$2,912	$1,903	$360	$11,596

	Quarter Ended June 30, 2003
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
			(In thousands)
Revenues	$97,032	$34,547	$21,925	$9,496	$163,000
Operating expenses	(72,867)	(16,256)	(18,832)	(5,951)	(113,906)

Segment operating income	$24,165	$18,291	$3,093	$3,545	49,094

Unallocated restructuring and merger-related expense					36

Operating income					49,130
Unallocated interest expense					(2,333)
Unallocated interest and other income, net					1,643

Income before income taxes					$48,440

Depreciation and amortization	$6,218	$2,858	$1,397	$351	$10,824

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended June 30, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
			(In thousands)
Revenues	$312,547	$105,322	$70,305	$27,610	$515,784
Operating expenses	(242,002)	(48,579)	(63,396)	(20,412)	(374,389)

Segment operating income	$70,545	$56,743	$6,909	$7,198	141,395

Unallocated restructuring and merger-related expense					(751)

Operating income					140,644
Unallocated interest expense					(13,153)
Unallocated interest and other income, net					15,046

Income before income taxes					$142,537

Depreciation and amortization	$19,089	$8,676	$5,390	$1,061	$34,216

	Nine Months Ended June 30, 2003
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
			(In thousands)
Revenues	$283,038	$101,570	$62,018	$21,704	$468,330
Operating expenses	(219,829)	(47,201)	(57,945)	(18,571)	(343,546)

Segment operating income	$63,209	$54,369	$4,073	$3,133	124,784

Unallocated restructuring and merger-related expense					(2,580)

Operating income					122,204
Unallocated interest expense					(6,981)
Unallocated interest and other income, net					6,499

Income before income taxes					$121,722

Depreciation and amortization	$19,424	$8,967	$4,392	$1,099	$33,882

10.	Related Party Transactions

     During the quarters ended June 30, 2004 and 2003, we recorded revenues in the amount of $0.3 million and $0.2 million, respectively, and during the nine months ended June 30, 2004 and 2003, we recorded revenues in the amount of $1.6 million and $0.7 million, respectively, related to sales of products through Informa GmbH (“Informa”), an equity method investee in which we owned a 33.3% interest through March 31, 2004. Receivables from Informa amounted to $0.4 million and $0.1 million as of June 30, 2004 and September 30, 2003, respectively.

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

12.	Subsequent Events

     In July 2004, our Board of Directors approved the cash redemption of all of our outstanding Subordinated Notes at a redemption price equal to 102.625% of the $150.0 million principal amount of the notes, pursuant to the redemption criteria in the indenture. We

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

have provided notice to the holders that we will redeem the notes in September 2004. The redemption of these notes will require a cash outlay of approximately $153.9 million, and will result in our recognition of a loss on redemption of approximately $11.1 million in the fourth quarter of fiscal 2004, representing the excess of the redemption cost over the carrying amount of the notes upon redemption. The estimated loss on redemption excludes other miscellaneous costs of redemption, which will be determinable in September 2004.

     In July 2004, our Board of Directors approved a new common stock repurchase program, which will expire in one year, that will allow us to purchase shares of our common stock from time to time in the open market and in negotiated transactions, for an aggregate amount not to exceed $200.0 million. Through August 6, 2004, we had repurchased 0.7 million shares of our common stock under this program for an aggregate cost of $18.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-K, 10-Q and 8-K to be filed in fiscal year 2004.

RESULTS OF OPERATIONS

Overview

     Fair Isaac Corporation (NYSE: FIC) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “Fair Isaac”) is a leader in enterprise decision management, providing analytic, software and data management products and services that enable businesses to automate and improve their decisions. Our predictive modeling, decision analysis, intelligence management, decision management systems and consulting services power billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure of credit risk, to manage their financial health. In May 2004, we acquired London Bridge Software Holdings plc (“London Bridge”), a provider of intelligent business software.

     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter and nine months ended June 30, 2004, 78% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 83% and 80% of our revenues during the quarters ended June 30, 2004 and 2003, respectively, and 81% of our revenues during the nine months ended June 30, 2004 and 2003, were derived from arrangements with transactional or unit based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

     Within the consumer credit and financial services sectors there has recently been a sizable amount of industry consolidation. Several of our customers have announced consolidation plans in recent periods. As a result of this consolidation, our future revenues may decline; however, due to the long-term customer arrangements we have with many of our customers, we view current consolidation in our customer base as unlikely to have a material effect on our near term future results.

     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. In the quarter ended June 30, 2004, we achieved new bookings of $78.6 million, including 16 deals with bookings values of $1 million or more. Of the deals over $1 million, five had bookings values over $3 million. In comparison, new bookings in the quarter ended June 30, 2003 were $78.4 million, including 22 deals with bookings values over $1 million, of which two had bookings values over $3 million.

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

     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $110.3 million and $96.4 million during the nine months ended June 30, 2004 and 2003, respectively, representing 21% of total consolidated revenues in each of these periods. International revenues totaled $35.1 million and $34.4 million during the quarters ended June 30, 2004 and 2003, respectively, representing 20% and 21% of total consolidated revenues in each of these periods. While international revenues grew during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, the percentage of international revenues to total revenues declined nominally. However, as a result of our acquisition of London Bridge in late May 2004, we expect that a larger percentage of total revenues will be derived from international clients beginning in our fourth quarter ended September 30, 2004. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.

     We acquired Spectrum Managed Care, Inc. (“Spectrum”) in December 2002, NAREX Inc. (“NAREX”) in July 2003, Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”) in September 2003, Seurat Company (“Seurat”) in October 2003, and London Bridge in May 2004. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result of these acquisitions, our financial results during the quarter and nine months ended June 30, 2004, are not directly comparable to those during the quarter and nine months ended June 30, 2003 or other quarters prior to any of these acquisitions.

     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a larger number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters and nine months ended June 30, 2004 and 2003 are set forth in Note 9 to the accompanying condensed consolidated financial statements.

Revenues

     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated. Segment information for the quarter and nine months ended June 30, 2003 has been revised to conform to the current segment presentation.

	Quarter Ended
	June 30,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
Segment	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$105,699	$97,032	61%	60%	$8,667	9%
Scoring Solutions	36,308	34,547	21%	21%	1,761	5%
Professional Services	23,197	21,925	13%	13%	1,272	6%
Analytic Software Tools	7,993	9,496	5%	6%	(1,503)	(16%)

Total revenues	$173,197	$163,000	100%	100%	10,197	6%

	Nine Months Ended
	June 30,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$312,547	$283,038	61%	60%	$29,509	10%
Scoring Solutions	105,322	101,570	20%	22%	3,752	4%
Professional Services	70,305	62,018	14%	13%	8,287	13%
Analytic Software Tools	27,610	21,704	5%	5%	5,906	27%

Total revenues	$515,784	$468,330	100%	100%	47,454	10%

     Quarter Ended June 30, 2004 Revenues Compared to Quarter Ended June 30, 2003 Revenues

     The increase in total revenues from the quarter ended June 30, 2003 to the quarter ended June 30, 2004 included a $13.7 million increase in revenues that resulted from our NAREX, Diversified HealthCare Services, Seurat and London Bridge acquisitions in fiscal 2003 and 2004.

     Strategy Machine Solutions segment revenues increased primarily due to a $4.0 million increase in revenues from our account management solutions, a $2.4 million increase in revenues from our consumer solutions, a $1.3 million increase in revenues from our fraud solutions and a $1.2 million increase in revenues from our marketing solutions, partially offset by a $0.2 million net decrease in revenues from our other strategy machine solutions. The increase in account management solutions revenues was attributable primarily to increases in volumes under transactional-based agreements, including transactional-based revenues derived from our London Bridge and NAREX acquisitions in May 2004 and July 2003, respectively, and an increase in maintenance revenues derived from our London Bridge acquisition, partially offset by a decline in revenues relating to a prior year non-recurring perpetual license for our strategies. The increase in consumer solutions revenues was attributable primarily to an increase in revenues derived from our myFICO.com and strategic alliance partners due to increased customer volumes and higher average selling prices. The increase in fraud solutions revenues was attributable primarily to an increase in active accounts and merchant transaction volumes, principally due to growth in our customer base, and to the cross-selling of additional fraud products to our existing customer base. The increase in marketing solutions revenues was attributable primarily to an increase in customer transaction volumes resulting from our Seurat acquisition in October 2003, partially offset by a decrease in service revenues from our existing customer base.

     Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting principally from increased sales of scores for prescreening and on-line activities. During the quarters ended June 30, 2004 and 2003, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 21% and 19%, respectively, of our total company revenues, including revenues from these customers that are recorded in our other segments.

     Professional Services segment revenues increased primarily due to an increase in model development, software implementation, and business consulting revenues, including revenues derived from our London Bridge and Seurat acquisitions in May 2004 and

October 2003, respectively.

     Analytic Software Tools segment revenues decreased primarily due to a decrease in sales of perpetual licenses for our analytic decision tools products.

     Nine Months Ended June 30, 2004 Revenues Compared to Nine Months Ended June 30, 2003 Revenues

     The increase in total revenues from the nine months ended June 30, 2003 to the nine months ended June 30, 2004 included a $33.1 million increase in revenues that resulted from our five acquisitions in fiscal 2003 and 2004.

     Strategy Machine Solutions segment revenues increased primarily due to a $10.7 million increase in revenues from our account management solutions, a $5.9 million increase in revenues from our fraud solutions, a $5.6 million increase in revenues from our consumer solutions, a $4.7 million increase in revenues from our insurance and healthcare solutions and a $4.7 million increase in revenues from our marketing solutions, partially offset by a $2.1 million decrease in revenues from our originations solutions. The increase in account management solutions revenues was attributable primarily to increases in both perpetual license sales and transactional volumes under transactional-based agreements, including perpetual and transactional-based revenues derived from our London Bridge acquisition in May 2004 and transactional-based revenues derived from our NAREX acquisition in July 2003, partially offset by a decline in revenues relating to a prior year non-recurring perpetual license for our strategies. The increase in fraud solutions revenues was attributable primarily to an increase in active accounts and merchant transaction volumes, principally due to growth in our customer base, and to the cross-selling of additional fraud products to our existing customer base. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from our myFICO.com and strategic alliance partners due to increased customer volumes and higher average selling prices. The increase in insurance and healthcare solutions revenues was attributable primarily to an increase in customer medical bill review volumes resulting from our Diversified acquisition in September 2003, partially offset by a decline in bill review volumes associated with our existing customer base, including that related to the loss of a significant customer, as well as lower claims volumes at some of our key customers. The increase in marketing solutions revenues was attributable primarily to an increase in customer transaction volumes resulting from our Seurat acquisition in October 2003, partially offset by a decrease in service revenues from our existing customer base. The decrease in origination solutions revenues was attributable primarily to a decline in origination product perpetual license sales.

     Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening, account review, and on-line activities. During the nine months ended June 30, 2004 and 2003, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 20% and 19%, respectively, of our total company revenues, including revenues from these customers that are recorded in our other segments.

     Professional Services segment revenues increased primarily due to an increase in model development and business consulting revenues, including revenues derived from our London Bridge and Seurat acquisitions in May 2004 and October 2003, respectively.

     Analytic Software Tools segment revenues increased primarily due to an increase in sales of perpetual licenses for our analytic decision tools and model development software products.

Operating Expenses and Other Income (Expense)

     The following table sets forth certain summary information related to our operating expenses and other income (expense) for the fiscal periods indicated.

	Quarter Ended
	June 30,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Revenues	$173,197	$163,000	100%	100%	$10,197	6%

Operating expenses:
Cost of revenues	61,361	62,209	35%	38%	(848)	(1)%
Research and development	19,096	16,959	11%	11%	2,137	13%
Selling, general and administrative	45,384	31,277	26%	19%	14,107	45%
Amortization of intangible assets	4,597	3,461	3%	2%	1,136	33%
Restructuring and merger-related	751	(36)	1%	—	787	2,186%

Total operating expenses	131,189	113,870	76%	70%	17,319	15%

Operating income	42,008	49,130	24%	30%	(7,122)	(14)%
Interest income	3,137	1,542	2%	1%	1,595	103%
Interest expense	(4,393)	(2,333)	(2)%	(2)%	2,060	88%
Other income, net	5,641	101	3%	—	5,540	5,485%

Income before income taxes	46,393	48,440	27%	29%	(2,047)	(4)%
Provision for income taxes	17,624	18,407	10%	11%	(783)	(4)%

Net income	$28,769	$30,033	17%	18%	(1,264)	(4)%

Number of employees at quarter end	3,094	2,260			834	37%

	Nine Months Ended
	June 30,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Revenues	$515,784	$468,330	100%	100%	$47,454	10%

Operating expenses:
Cost of revenues	184,179	186,904	36%	40%	(2,725)	(1)%
Research and development	49,830	51,325	10%	11%	(1,495)	(3)%
Selling, general and administrative	127,652	95,175	25%	20%	32,477	34%
Amortization of intangible assets	12,728	10,142	2%	2%	2,586	25%
Restructuring and merger-related	751	2,580	—	1%	(1,829)	(71)%

Total operating expenses	375,140	346,126	73%	74%	29,014	8%

Operating income	140,644	122,204	27%	26%	18,440	15%
Interest income	8,213	5,904	2%	1%	2,309	39%
Interest expense	(13,153)	(6,981)	(2)%	(1)%	6,172	88%
Other income, net	6,833	595	1%	—	6,238	1,048%

Income before income taxes	142,537	121,722	28%	26%	20,815	17%
Provision for income taxes	54,164	46,254	11%	10%	7,910	17%

Net income	$88,373	$75,468	17%	16%	12,905	17%

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

     The quarter over quarter decrease in cost of revenues was attributable primarily to a $4.8 million reduction in personnel and other labor-related costs, partially offset by a $2.5 million increase in third-party software and data costs and a $1.5 million increase in facilities and infrastructure costs. The reduction in personnel and other labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first quarter of fiscal 2004, partially offset by an increase in personnel costs resulting from our fiscal 2003 and 2004 acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions, insurance and healthcare solutions, and marketing solutions revenues, including those resulting from our fiscal 2003 and 2004 acquisitions. The increase in facilities and infrastructure costs was attributable primarily to our fiscal 2003 and 2004 acquisitions, partially offset by lower corporate cost of revenue allocations corresponding with the reduction in personnel described above.

     The year to date period over period decrease in cost of revenues was attributable primarily to a $11.9 million reduction in personnel and other labor-related costs and a $0.9 million net decrease in various other expenditures, partially offset by a $5.7 million increase in third-party software and data costs and a $4.4 million increase in facilities and infrastructure costs. The reduction in personnel and other labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first quarter of fiscal 2004, partially offset by an increase in personnel costs resulting from our fiscal 2003 and 2004 acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions, insurance and healthcare solutions and marketing solutions revenues, including those resulting from our fiscal 2003 and 2004 acquisitions. The increase in facilities and infrastructure costs was attributable primarily to our fiscal 2003 and 2004 acquisitions, partially offset by lower corporate cost of revenue allocations corresponding with the reduction in personnel described above.

     In future periods, we expect that cost of revenues as a percentage of revenues will be slightly higher than those incurred during the third quarter of fiscal 2004.

     Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software tools.

     The quarter over quarter increase in research and development expenditures was attributable primarily to an increase in research and development personnel and related costs associated with our acquisition of London Bridge in May 2004. The year to date period over period decrease in research and development expenses was attributable primarily to a reduction in research and development personnel and related costs, primarily related to Strategy Machine Solutions development projects, partially offset by an increase related to our acquisition of London Bridge in May 2004.

     In future periods, we expect that research and development expenditures as a percentage of revenues will be consistent with, or slightly higher than, those incurred during the third quarter of fiscal 2004, consistent with our plans to continue our investment in research and development efforts.

     Selling, General and Administrative

     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

     The quarter over quarter increase in selling, general and administrative expenses was attributably primarily to a $10.6 million increase in personnel and other labor-related costs, a $2.4 million increase in travel costs and a $1.2 million increase in legal and accounting professional fees, partially offset by a $0.1 million net decrease in various other expenditures. The increase in personnel and labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first fiscal quarter of 2004, and to a lesser degree an increase in personnel resulting from our fiscal 2003 and 2004 acquisitions.

     The year to date period over period increase in selling, general and administrative expenses was attributably primarily to a $26.8 million increase in personnel and other labor-related costs, a $5.2 million increase in travel costs and a $4.0 million increase in legal and accounting professional fees, partially offset by a $3.1 million decrease in our provision for doubtful accounts and a $0.4 million net decrease in various other expenditures. The increase in personnel and labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first fiscal quarter of 2004, and to a lesser degree an increase in personnel resulting from our fiscal 2003 and 2004 acquisitions.

     In future periods, we expect that selling, general and administrative expenses as a percentage of revenues will be slightly higher than those incurred during the third quarter of fiscal 2004.

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

     The quarter over quarter increase in amortization expense is attributable primarily to the full quarter of amortization of intangible assets recorded in connection with our acquisition of NAREX in July 2003, Diversified HealthCare Services in September 2003, Seurat in October 2003, and to a month of incremental estimated amortization of intangible assets recorded in connection with our acquisition of London Bridge in May 2004, the latter of which is based on a preliminary London Bridge valuation. The valuation of London Bridge intangible assets and their useful lives may change upon completion of the final valuation.

     The year to date period over period increase in amortization expense is attributable primarily to nine months of amortization of intangible assets recorded in connection with our acquisition of NAREX in July 2003, Diversified HealthCare Services in September 2003, and Seurat in October 2003, and to the incremental amortization of intangible assets recorded in connection with our acquisition of Spectrum in December 2002 and London Bridge in May 2004.

     Restructuring and Merger-related

     During the quarter and nine months ended June 30, 2004, we wrote off deferred acquisition costs totaling $0.8 million in connection with an aborted acquisition, consisting principally of third-party legal, accounting and other professional fees.

     During the nine months ended June 30, 2003, we recorded merger-related expenses totaling $2.6 million, consisting primarily of retention bonuses earned by HNC employees.

     Interest Income

     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter and year-to-date period over period increases in interest income were attributable primarily to higher average cash and investment balances, partially offset by lower interest and investment income yields due to market conditions. The increase in cash and investment balances resulted principally from the receipt of $391.5 million in net proceeds from our issuance of our 1.5% Senior Notes in August 2003 and an increase in net cash provided by operating activities, partially offset by a decrease in cash balances due to our repurchases of common stock in the second and third quarters of fiscal 2004, and our acquisition of London Bridge in the latter part of the third quarter of fiscal 2004.

     Interest Expense

     In August 2003, we issued $400.0 million of 1.5% Senior Notes that mature in August 2023. Interest expense on the Senior Notes recorded by us, including amortization of debt issuance costs, totaled $2.0 million and $6.1 million during the quarter and nine months ended June 30, 2004.

     As a result of the HNC acquisition and subsequent merger of the HNC entity into Fair Isaac, we assumed $150.0 million of 5.25% Subordinated Notes due in September 2008. The Subordinated Notes were recorded at their fair value of $139.7 million on the acquisition date, as determined based on their quoted market price, which resulted in our recognition of a $10.3 million note discount. The carrying amount of the Subordinated Notes is being accreted to $150.0 million over their remaining term using the effective interest method, resulting in an effective interest rate of approximately 6.64% per annum. Interest expense on the Subordinated Notes recorded by us totaled $2.4 million and $2.3 million during the quarters ended June 30, 2004 and 2003, respectively, and $7.1 million and $7.0 million during the nine months ended June 30, 2004 and 2003, respectively.

     Other Income, Net

     Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward foreign exchange contracts, and other non-operating items. The quarter over quarter and year-to-date period over period increases were attributable primarily to an increase in realized gains on sales of our marketable securities of $6.7 million and $6.9 million, respectively, including a $6.6 million gain recognized on the sale of our OSI investment in the current quarter. These gains were offset primarily by an increase in foreign exchange losses of $1.2 million and $0.8 million in the quarter and year-to-date periods, respectively, principally due to a $1.3 million net foreign exchange loss recorded in connection with our London Bridge acquisition. This net foreign exchange loss represented the excess of a loss recorded on a forward foreign exchange contract entered into in connection with this transaction, offset by exchange rate gains resulting from the re-measurement of British pound-sterling cash balances held by one of our U.S. dollar functional currency entities for the purpose of funding the acquisition.

     Provision for Income Taxes

     Our effective tax rate was 38% during each of the quarter and nine-month periods ended June 30, 2004 and 2003. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

     Operating Income

     The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated. Segment information for the quarter and nine months ended June 30, 2003 has been restated to conform to the current segment presentation.

	Quarter Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2004	2003	Change	Change
		(In thousands)
Strategy Machine Solutions	$21,675	$24,165	$(2,490)	(10)%
Scoring Solutions	19,732	18,291	1,441	8%
Professional Services	675	3,093	(2,418)	(78)%
Analytic Software Tools	677	3,545	(2,868)	(81)%

Segment operating income	42,759	49,094	(6,335)	(13)%
Unallocated restructuring and merger-related expense	(751)	36	787	2,186%

Operating income	$42,008	$49,130	(7,122)	(14)%

	Nine Months Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2004	2003	Change	Change
	(In thousands)
Strategy Machine Solutions	$70,545	$63,209	$7,336	12%
Scoring Solutions	56,743	54,369	2,374	4%
Professional Services	6,909	4,073	2,836	70%
Analytic Software Tools	7,198	3,133	4,065	130%

Segment operating income	141,395	124,784	16,611	13%
Unallocated restructuring and merger-related expense	(751)	(2,580)	(1,829)	(71)%

Operating income	$140,644	$122,204	18,440	15%

     The quarter over quarter decrease in operating income was attributable primarily to an increase in segment operating expenses that exceeded the $10.2 million increase in revenues quarter over quarter, including a $13.7 million increase in revenues that resulted from our acquisitions in fiscal 2003 and 2004. At the segment level, the decrease in segment operating income was attributable primarily to

$2.9 million, $2.5 million and $2.4 million decreases in segment operating income within our Analytic Software Tools, Strategy Machine Solutions, and Professional Services segments, respectively, partially offset by a $1.4 million increase in segment operating income within our Scoring segment. The decrease in Analytical Software Tools segment operating income was attributable primarily to a decrease in sales of perpetual licenses for our analytic decision tool products. The decrease in Strategy Machine Solutions segment operating income was primarily due to a reduction in sales of higher margin account perpetual licenses within our account management solutions. The decrease in Professional Services segment operating income was attributable primarily to increased business unit overhead allocations from our Analytical Software Tools segment, due to the decrease in license sales described above. The increase in Scoring segment revenues was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening, account review, and on-line activities.

     The year to date period over period increase in operating income was attributable primarily to an increase in segment revenues, which included a $33.1 million increase in revenues that resulted from our acquisitions in fiscal 2003 and 2004, including those described above, and a $1.8 million decrease in merger-related expenses. At the segment level, the increase in operating income was attributable primarily to $7.3 million, $4.1 million, $2.8 million, and $2.4 million increases in segment operating income within our Strategy Machine Solutions, Analytic Software Tools, Professional Services and Scoring Solutions segments, respectively. The increase in Strategy Machine Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins, principally as a result of management’s cost control efforts, acquisition-related efficiencies resulting from the integration of acquisitions and a mix of relatively higher margin product revenues. The increase in Analytic Software Tools segment operating margins was driven primarily by an increase in sales of higher margin perpetual licenses related to our analytic decision tools and model development software products. The increase in Professional Services segment operating margins was primarily due to an increase in higher margin model development and business consulting revenues. The increase in Scoring Solutions segment operating income was primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening, account review, and on-line activities.

     Stock-based Compensation

     We recorded stock-based compensation expense of $0.3 million and $0.7 million during the quarters ended June 30, 2004 and 2003, respectively, and $1.3 million and $2.3 million during the nine months ended June 30, 2004 and 2003, respectively. This expense is recorded in cost of revenues, research and development, and selling, general and administrative expense. The period over period decreases were primarily due to a decrease in amortization of deferred compensation related to the final vesting during the nine months ended June 30, 2004 of 1,417,500 stock options granted to an officer, in which the quoted market price of our common stock at the grant date exceeded the stock options’ exercise price, and due to a decrease in amortization of deferred compensation related to the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of the HNC acquisition resulting from forfeitures. The deferred compensation is being amortized on a straight-line basis over the vesting period of the options.

Capital Resources and Liquidity

     Working Capital

     Our working capital at June 30, 2004 and September 30, 2003 totaled $464.7 million and $569.5 million, respectively. The decrease in working capital during the nine months ended June 30, 2004 is attributable to a $51.7 million decrease in cash and cash equivalents and short-term marketable securities, a $2.8 million decrease in net receivables, a $33.6 million increase in other accrued liabilities, a $9.1 million increase in consideration payable to London Bridge stockholders, a $7.9 million increase in deferred revenue, a $1.1 million increase in accounts payable, and a net $0.5 million decrease in other working capital balances, partially offset by a $1.9 million increase in the current portion of deferred income taxes.

     The decrease in cash and cash equivalents and short-term marketable securities was attributable primarily to the use of cash paid for our May 2004 acquisition of London Bridge, net of cash acquired, cash used in investing and financing activities during the nine months ended June 30, 2004, partially offset by net cash provided by operations, as described below. The decrease in net receivables was attributable primarily to increased customer collections, partially offset by receivables acquired in the London Bridge acquisition, and an increase resulting from the increase in revenues during the quarter ended June 30, 2004, as compared to the quarter ended September 30, 2003. The increase in other accrued liabilities was attributable primarily to an increase in income taxes payable, accrued liabilities acquired in the London Bridge acquisition, and accrued interest payable on our convertible notes. The consideration payable to London Bridge stockholders represents the amount we expect to pay to acquire the remaining outstanding London Bridge shares through compulsory acquisition procedures under U.K. law. The increase in deferred revenue was attributable primarily to deferred revenue acquired in the London Bridge acquisition and to an increase in customer prepayments. The increase in accounts payable was attributable primarily to accounts payable acquired in the London Bridge acquisition.

     Cash Flows from Operating Activities

     Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $125.5 million during the nine months ended June 30, 2003 to $162.5 million during the nine months ended June 30, 2004, reflecting an increase in net earnings before non-cash charges and the effect of other net working capital changes, as discussed herein.

     Cash Flows from Investing Activities

     Net cash used in investing activities totaled $103.8 million during the nine months ended June 30, 2004, compared to net cash provided by investing activities of $74.9 million during the nine months ended June 30, 2003. The shift to net cash used in investing activities during the nine months ended June 30, 2004, as compared net cash provided by investing activities during the nine months ended June 30, 2003, was attributable primarily to a $267.4 million increase in net cash paid in acquisitions, principally as a result of our May 2004 acquisition of London Bridge, a $2.2 million increase in property and equipment purchases and a $3.0 million decrease in cash proceeds from the sale of a product line, as no product line sales occurred during the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003, partially offset by a $91.6 million increase in cash proceeds from sales and maturities of marketable securities, net of purchases of marketable securities, and repayments of $2.2 million on notes receivable resulting from fiscal 2003 product line sales.

     Cash Flows from Financing Activities

     Net cash used in financing activities totaled $27.7 million and $161.2 million during the nine months ended June 30, 2004 and 2003, respectively. The decrease in net cash used in financing activities during the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 was attributable primarily to a $153.2 million decrease in cash used for repurchases of our common stock during the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003, partially offset by a $19.2 million decrease in proceeds from issuances of common stock period over period, a $0.3 million increase in dividends paid due to a higher amount of common shares outstanding period over period, and $0.2 million in cash paid in lieu of fractional shares due to the stock split in fiscal 2004.

     Repurchases of Common Stock

     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. In November 2003, our Board of Directors approved a common stock repurchase program allowing us to purchase shares of our common stock from time to time in the open market and in negotiated transactions. During the nine months ended June 30, 2004, we repurchased approximately 1.8 million shares of our common stock under this program for an aggregate cost of $68.7 million. These shares represent all of the shares approved for repurchase by our Board of Directors under this program.

     In July 2004, our Board of Directors approved a new common stock repurchase program, which will expire in one year, that will allow us to purchase shares of our common stock up to an aggregate cost of $200.0 million. Through August 6, 2004, we had repurchased 0.7 million shares of our common stock under this program for an aggregate cost of $18.3 million.

     Dividends

     We paid quarterly dividends of two cents per share, or a total of six cents per share, during the nine months ended June 30, 2004 and 2003. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

     1.5% Senior Convertible Notes

     We are the issuer of $400.0 million of the Senior Notes that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain merger and acquisition activities.

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

     In July 2004, our Board of Directors approved the cash redemption of all of the outstanding Subordinated Notes at a redemption price equal to 102.625% of the $150.0 million principal amount of the Subordinated Notes, pursuant to the redemption criteria in the indenture. We have provided notice to the holders of the Subordinated Notes of this redemption, which will occur in September 2004. The redemption of these notes will require a cash outlay of $153.9 million, which we will fund with our existing cash and cash equivalent resources.

     Credit Agreement

     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2006. Under the agreement, as amended, we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, dividend payments, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $25.0 million and other specified limits. As of June 30, 2004, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of June 30, 2004, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. As of June 30, 2004, this credit facility also served to collateralize contracts to sell certain currencies aggregating $10.5 million, entered into by us pursuant to our program to manage foreign currency exchange rate risk on existing foreign currency receivable and bank balances. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility. We believe that the covenants of this credit facility do not materially restrict our future liquidity or operations.

     Azure Cost-Method Investment

     We are a limited partner in Azure Venture Partners I, L.P. (“Azure”), a venture capital investment management fund, and are committed to invest an additional $0.8 million into this fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2004.

     Capital Resources and Liquidity Outlook

     As of June 30, 2004, we had $523.1 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

     Contractual Obligations

     The following is a summary of the assumed contractual obligations of London Bridge as of June 30, 2004:

	Fiscal Year Ending September 30,
	2004	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Operating lease obligations	$1,352	$4,845	$4,353	$3,079	$2,563	$2,459	$690	$19,341

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

New Accounting Pronouncements

     In March 2004, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This consensus applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF Issue No. 03-1 are effective at the beginning of the first interim period beginning after June 15, 2004. We do not expect the adoption of EITF Issue No. 03-1 to have a material impact on our financial position or results of operations.

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

     During the quarter ended June 30, 2004, 78% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our business, financial condition or results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

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

     A growing portion of our revenues is derived from international sales. During the quarter ended June 30, 2004, 20% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Interest Rate Risk

     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2004 and September 30, 2003:

	June 30, 2004			September 30, 2003
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
			(In thousands)
Cash and cash equivalents	$236,219	$236,206	1.40%	$243,368	$243,358	1.05%
Short-term investments	173,235	172,755	1.56%	255,423	255,893	1.50%
Long-term investments	66,081	65,475	2.00%	151,201	151,610	1.94%

	$475,535	$474,436	1.54%	$649,992	$650,861	1.43%

     We are the issuer of 1.5% Senior Convertible Notes and 5.25% Convertible Subordinated Notes that mature in August 2023 and September 2008, respectively. In July 2004, our Board of Directors approved the cash redemption of all of the outstanding Subordinated Notes at a redemption price equal to 102.625% of the $150.0 million principal amount of the Subordinated Notes. The fair value of these notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and

Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior and Subordinated Notes at June 30, 2004 and September 30, 2003:

	June 30, 2004			September 30, 2003
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
			(In thousands)
1.5% Senior Notes	$400,000	$400,000	$401,233	$400,000	$400,000	$441,000
5.25% Subordinated Notes	150,000	142,510	158,157	150,000	141,364	179,063

	$550,000	$542,510	$559,390	$550,000	$541,364	$620,063

Forward Foreign Currency Contracts

     We maintain a program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances by entering into forward contracts to sell or buy foreign currency. At period end, foreign-denominated receivables and cash balances held by our U.S. reporting entities are remeasured into the U.S. dollar functional currency at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period in our accompanying consolidated statements of income and the resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of our forward foreign currency contracts have maturity periods of less than three months. Such derivative financial instruments are subject to market risk.

     During the quarter ended June 30, 2004, in connection with our acquisition of London Bridge, we entered into a forward foreign currency contract to sell GBP £170.0 million for $300.1 million. This contract was entered into to offset exchange rate transaction gains or losses on GBP cash balances that were held by our wholly-owned acquiring subsidiary, whose functional currency is that of the U.S. dollar, for the purpose of funding the London Bridge acquisition. We reduced the notional amount of this forward contract in connection with the payment of consideration to the selling shareholders, and settled the contract on June 30, 2004, at which time we entered into a new contract to offset the remaining GBP cash balance of GBP £8.0 million held by our acquiring subsidiary. This forward contract is included in the table below as of June 30, 2004, in addition to forward currency contracts related to our regular program described in the preceding paragraph.

     The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments at June 30, 2004:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
		(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP	10,608	$19,094	$19,153
EURO (EUR)	EUR	1,650	2,003	2,003
Japanese Yen (YEN)	YEN	85,000	778	778

			$21,875	$21,934

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 1.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number
			Part of Publicly	of Shares that May
	(a) Total Number of	(b) Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs
April 1, 2004 through April 30, 2004	—	—	—	830,500
May 1, 2004 through May 31, 2004	830,500	$33.81	830,500	—
June 1, 2004 through June 30, 2004	—	—	—	—

	830,500	$33.81	830,500	—

(1)	In November 2003, our Board of Directors approved a new common stock repurchase program allowing us to purchase up to 1,500,000 shares of our common stock from time to time in the open market and in negotiated transactions. The number of shares approved under this program was not adjusted as a result of the three-for-two stock split approved by our Board of Directors in February 2004. During our second quarter ended March 31, 2004, we repurchased 669,500 shares under this program, as calculated on a pre-split basis. During our third quarter ended June 30, 2004, we repurchased the remaining 830,500 shares under this program, as calculated on a post-split basis, as summarized in the table above.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

(b)	Reports on Form 8-K:

     i. On April 29, 2004, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter ended March 31, 2004.

     ii. On June 10, 2004, we filed a Current Report on Form 8-K with the SEC, including the Company’s press release announcing the Company’s acquisition of London Bridge Software Holdings plc on May 28, 2004, as a result of the Company’s offer for London Bridge’s ordinary share capital becoming unconditional.

     iii. On July 12, 2004, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing preliminary third quarter fiscal 2004 results and revised fourth quarter guidance.

     iv. On July 28, 2004, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: August 9, 2004	By	/s/ CHARLES M. OSBORNE

Charles M. Osborne
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: August 9, 2004	By	/s/ RUSSELL C. CLARK

Russell C. Clark
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2004

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically