Form 10-K
period 2004-09-30
FAIR ISAAC CORP
filed 2004-12-14
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

          (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from                               to

Commission File Number 0-16439

Fair Isaac Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1499887 (I.R.S. Employer Identification No.)
901 Marquette Avenue, Suite 3200 Minneapolis, Minnesota (Address of principal executive offices)	55402-3232 (Zip Code)

Registrant’s telephone number, including area code:

612-758-5200

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

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

      As of March 31, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,192,935,790 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

      The number of shares of common stock outstanding on November 30, 2004 was 69,163,298 (excluding 19,693,635 shares held by the Company as treasury stock).

      Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2005.

i

FORWARD LOOKING STATEMENTS

      Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995(the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2005.

PART I

Item 1.	Business

GENERAL

      Fair Isaac Corporation (NYSE: FIC) (together with its consolidated subsidiaries, the “Company”, which may also be referred to in this report as “we,” “us,” “our,” and “Fair Isaac”) provides products and services that enable businesses to automate and improve decisions. Our predictive modeling, decision analytics, business intelligence management, decision management systems and consulting services power billions of customer decisions each year.

      We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in over 60 countries target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.

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

PRODUCTS AND SERVICES

      We help businesses make better decisions in the areas of customer targeting and acquisition, customer origination, customer management, fraud and collections, as well as helping businesses improve the speed and consistency of non-customer decisions such as processing. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance a business’ goals. Our products and services are designed to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

Our Segments

      We categorize our products and services into the following four segments:

•	Strategy MachineTM Solutions. These are industry-tailored applications designed for specific processes such as marketing, account origination, customer management, fraud and medical bill review, as well as consumer solutions through our myFICO service.

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our credit bureau scores to lenders directly.

•	Professional Services. This segment includes revenues from consulting services and custom engagements, as well as services associated with implementing and delivering our products.

•	Analytic Software Tools. This segment is composed of our analytic software tools sold to businesses for their use in building their own decision management applications.

      Comparative segment revenues, operating income and related financial information for fiscal years 2004, 2003 and 2002 are set forth in Note 18 to the accompanying consolidated financial statements.

Key Products by Operating Segment

Operating Segment	Key Products and Services

Strategy Machine Solutions
Marketing	Fair Isaac MarketSmart Decision System® solution
Originations	LiquidCredit® service
Capstone® Decision Manager
Account Management	TRIADTM adaptive control system
TRIADTM Transaction Scores
TelAdaptive® service
UniScoreSM service
PlacementsPlus® service
Placement OptimizerSMservice
RoamEx® Roamer Data Exchanger
Fraud	FalconTM Fraud Manager
Fraud Predictor with Merchant Profiles
FalconTM ID solution
Risk Analytics for Telecom
Fraud Analytics for Telecom
Collections & Recovery	Debt ManagerTM solution
Recovery Management SystemTM solution (RMS)
BridgeLinkTM network
Mortgage Banking	DiamondTM loan origination solution
TMO (The Mortgage Originator) loan origination solution
LSAMSTM servicing and account management solution
FORTRACS default management solution
LenStarTM default management communications network
TCLTM construction lending solution
BridgeLink network
Insurance and Healthcare	Fair Isaac SmartAdvisorTM medical bill review
Outsourced Cost Containment Services
MIRA® Claims Advisor
VeriComp® Fraud Manager
Payment OptimizerTM solution
Consumer	myFICO® service
Scoring Solutions	FICO® scores
NextGen FICO® scores
FICO® ExpansionTM scores
Fair Isaac® QualifyTM scores
Global FICO® scores
Marketing and bankruptcy scores
Commercial credit risk scores
Insurance scores
ScoreNet® Service
PreScore® Service
Professional Services	Technology and business integration services
Strategy Science services
Predictive Science services
Fraud consulting services
Analytic Software Tools	Enterprise Decision ManagerTM system
Fair Isaac Blaze Advisor
Vectus® software
Model Builder for Predictive Analytics
Model Builder for Decision Trees
Decision Optimizer

Our Solutions

      Our solutions involve three fundamental disciplines:

•	Analytics to identify the risks and opportunities associated with individual clients and prospects, as well as to improve the design of decision logic or “strategies”;

•	Data management, profiling and text recognition that bring extensive customer information to every decision; and

•	Software such as rules management systems that implement business rules, models and decision strategies, often in a real-time environment.

      All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile.

Strategy Machine Solutions

      We develop industry-tailored decision management applications, which we call Strategy Machine solutions, that apply analytics, data management and decision management software to specific business challenges and processes. These include credit offer prescreening, medical bill review, telecommunications fraud prevention and others. Our Strategy Machine solutions serve clients in the financial services, insurance, healthcare, retail, telecommunications and government sectors.

Marketing Strategy Machine Solutions

      The chief Strategy Machine offering for marketing is our Fair Isaac MarketSmart Decision System solution (“MarketSmart”). MarketSmart is a suite of products and capabilities designed to integrate all of the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs. MarketSmart enables companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and telecommunications service providers) to execute more efficient and profitable customer interactions. Services offered under the MarketSmart brand name include customer data integration (CDI) services; services that use transaction analytics to identify customer patterns and help clients target their marketing activities; services that enable real-time marketing through direct consumer interaction channels; campaign management and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.

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

      Our solutions include LiquidCredit, a Web-based service primarily focused on the credit decision and offered largely to mid-tier financial services institutions, e-commerce providers and telecommunications providers; Capstone, a complete end-user software solution for application decisioning and processing; and StrategyWare, an end-user software product used to design and automate more complex credit decision strategies. We also offer custom and consortium-based credit risk and application fraud models.

Account Management Strategy Machine Solutions

      Our account management products and services enable businesses to automate and improve decisions on their existing customers. These solutions help businesses decide which customers to cross-sell, what additional products and services to offer, when and how much to change a customer’s credit line, what pricing adjustments to make in response to account performance or promotional goals, and how to treat delinquent and high-risk accounts.

      We provide account management solutions for:

•	Financial Services. In financial services, our leading account management product is the TRIAD adaptive control system. Our adaptive control systems are so named because they enable businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. TRIAD is the world’s leading credit account management system, and our adaptive control systems are used to manage more than 280 client portfolios worldwide, including approximately 65% of the world’s credit card accounts. In 2004, we released a new version of TRIAD that enables users to manage risk and communications at both the account and customer level from a single platform. Netsourced TRIAD enables users to access TRIAD account management capabilities in ASP mode, where we host the software. We also offer transaction-based neural network (the term neural network is defined under “Technology” later in this section) models called TRIAD Transaction Scores that help payment card issuers identify high-risk behavior more quickly and thus manage their credit card accounts more profitably. We market and sell TRIAD end-user software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD and similar credit account management services through 10 third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc.

•	Telecommunications. The TelAdaptive account management system offers telecommunications service providers account management functionality similar to TRIAD, including receivables risk management, account spending limits, churn management and cross-sell communications. In addition, we offer RoamEx Roamer Data Exchanger, which delivers near real-time exchange of roamer call records that occur when subscribers roam outside a carrier’s home network. RoamEx is used to exchange more than 90% of North American wireless carriers’ roamer call detail records.

•	Insurance. We provide property and casualty insurers with decision management solutions that enable them to create, test and implement decision strategies for areas such as cross-selling, pricing, claims handling, retention, prospecting and underwriting.

      In addition, for fiscal 2004 we categorized with our account management solutions a number of analytic-based solutions used in collections and recovery, which we acquired in fiscal 2003 as part of Fair Isaac’s acquisition of NAREX Inc. These solutions include UniScore, a web-based recovery score package; PlacementsPlus, an account placement optimization and management system; Placement Optimizer, our artificial intelligence-based analytics used to identify the agency that is likely to collect the most for each account; and custom collection and recovery models implemented in an ASP environment. These solutions are now part of our portfolio of solutions for collections and recovery, which are described below.

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

      Our leading fraud detection solution is Falcon Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon uses neural network predictive models and patented profiling technol-

ogy, both further described below in the “Technology” section, to examine transaction, cardholder and merchant data to detect a wide range of payment card fraud quickly and accurately. Falcon analyzes payment card transactions in real-time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions. Falcon protects hundreds of millions of active accounts, and is used in approximately 65% of all credit card transactions worldwide.

      Fraud Predictor with Merchant Profiles is used in conjunction with Falcon to improve fraud detection rates by analyzing merchant profile data. The merchant profiles include characteristics that reveal, for example, merchants that have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant.

      In 2004, we launched a new fraud solution, Falcon ID, which enables lenders and telecommunications service providers to control identity fraud across the customer lifecycle. Falcon ID relies on multiple sources of data and neural network modeling to identify activity that is at high risk of stemming from identity theft. It also provides a case management system that businesses can use to resolve cases that appear to involve identity theft.

      We also market solutions that help telecommunications service providers reduce fraud losses. Our Risk Analytics for Telecom and Fraud Analytics for Telecom solutions help service providers mitigate early-life and ongoing bad debt, in addition to reducing complex types of fraud such as subscription fraud, technical fraud, internal fraud, dealer/agent fraud, calling card fraud, cloning, clip-on fraud and PBX fraud.

Collections & Recovery Strategy Machine Solutions

      In 2004, Fair Isaac acquired London Bridge Software Holdings plc (“London Bridge”), which provides a number of solutions for collections and debt recovery. These solutions are used not just in consumer credit but also in insurance, retail, healthcare, utilities and telecommunications, as well as by government agencies.

      Our leading solutions in this area are Debt Manager and Recovery Management System (RMS). Debt Manager automates the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. RMS is focused on the later phases of distressed debt management, including bankruptcy and agency management. Debt Manager and RMS customers can access partner services such as collection agencies and attorneys via the BridgeLink network, also developed by London Bridge. BridgeLink provides web-based access to and from thousands of third-party collections and recovery service providers.

      The solutions from London Bridge complement the analytic-based collections and recovery solutions we acquired in fiscal 2003 as part of Fair Isaac’s acquisition of NAREX Inc., and which are described in the Account Management Strategy Machine Solutions section above. Those analytic-based solutions can also be delivered via BridgeLink.

Mortgage Banking Strategy Machine Solutions

      As a result of our acquisition of London Bridge in 2004, Fair Isaac now provides end-to-end mortgage lending solutions, that mortgage lenders can use to improve their loan marketing, sourcing, originations, servicing and default management. The solutions here include Diamond, an internet-based solution that streamlines the complete mortgage process; TMO (The Mortgage Originator), a loan origination system; LSAMS, a loan servicing and account management system for the servicing of mortgage and consumer loans; FORTRACS, software for default management; and Lenstar, an attorney referral communication network for mortgage default management. This category also includes TCL (The Construction Lender), which enables lenders to manage the entire construction lending process. All of the mortgage solutions are integrated with Fair Isaac’s BridgeLink vendor management network, which provides real-time connectivity to a broad range of third-party service providers, business partners and external systems involved in the complex process of mortgage lending.

Insurance and Healthcare Strategy Machine Solutions

      We provide software solutions and services that automate the review and repricing of medical bills for workers’ compensation and automobile medical injuries. Using these solutions, property and casualty insurers can automatically review and reprice a significant percentage of medical bills without human intervention. This allows for greater consistency and accuracy, which are important factors for regulatory compliance.

      Our principal solutions in this area are:

•	Fair Isaac SmartAdvisor medical bill review software. The Fair Isaac SmartAdvisor solution provides medical bill review and repricing for workers’ compensation and automobile medical injury claims. It checks each bill against an extensive database of state fee schedules, automated contracts and user-defined policies to help insurers and others get the maximum savings on every bill reviewed. SmartAdvisor uses the rules management technology from Fair Isaac’s Capstone Decision Manager to increase the speed, accuracy and consistency of decisions and reduce labor costs. The SmartAdvisor solution, released in 2004, is the result of a major R&D effort to develop an integrated single platform for medical bill review, and as such replaces our separate CompAdvisor and AutoAdvisor solutions. It is available in both licensed client/server and ASP versions.

•	Outsourced Cost Containment Services. Utilizing Fair Isaac’s medical bill review software, we provide turnkey insurance bill review administration services at selected locations across the country. These service bureau operations offer expert medical bill and preferred provider review for workers’ compensation and auto medical insurance bills, including the additional review of complex medical, hospital and surgical bills.

      We also provide fraud solutions for different segments of the insurance healthcare market. Our principal solutions in this area are:

•	VeriComp® Fraud Manager software, which uses neural networks and data analysis to identify potentially fraudulent workers’ compensation claims that need investigation or special handling.

•	Payment Optimizer fraud detection system, which provides both prepayment claims scoring and retrospective analysis to help payers reduce fraud losses and ensure payment integrity.

      Additionally, we serve the insurance claims management market through our Claims Advisor products, which use neural networks and data analysis to forecast appropriate claims reserves based on individual claim data and to manage claims workflow.

      In September 2003, Fair Isaac expanded its medical bill review capabilities through the acquisition of Diversified HealthCare Services, Inc., a provider of medical bill review products and services for the workers’ compensation insurance industry.

Consumer Strategy Machine Solutions

      Through our myFICO service, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. U.S. consumers can use the myFICO services to purchase their FICO scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to improve their scores. Customers of myFICO can also simulate how taking specific actions would affect their FICO score. In 2003, myFICO became the first and only source for consumers to obtain their FICO scores and credit reports from all three of the major U.S. credit reporting agencies. In 2004, the most significant addition to the myFICO service was the addition of a service that helps consumers monitor their scores and credit reports for identity theft, and provides automatic notification of suspicious changes in their credit report. The myFICO services are available online at www.myfico.com as well as through two of the credit reporting agencies involved — Equifax Inc. (“Equifax”) and TransUnion Corporation (“TransUnion”) — as well as through lenders and financial portals.

Scoring Solutions

      We develop the world’s leading scores based on credit bureau data. Our FICO scores are used in most U.S. credit decisions, by most of the major credit card organizations as well as by mortgage and auto loan originators. These scores provide a consistent and objective measure of an individual’s credit risk. Credit grantors use the FICO scores to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. The FICO scores are calculated based on proprietary scoring models. The scores produced by these models are available through each of the three major credit reporting agencies in the United States: TransUnion, Experian Information Solutions, Inc. (“Experian”), and Equifax. Users generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies share these fees with us.

      The most powerful of our U.S. credit bureau products, NextGen FICO risk scores, are also now available at all three major credit-reporting agencies. NextGen FICO risk scores provide a more refined risk assessment than the classic FICO risk scores.

      In 2004, we released two new scoring products, both based on data unavailable through the three major U.S. credit reporting agencies. The FICO Expansion score provides scores on U.S. consumers who do not have traditional FICO scores, generally because they do not have any credit accounts being reported to the credit reporting agencies. The score analyzes multiple sources of non-traditional credit data accessed by our subsidiary Fair Isaac Network, Inc., and the score and associated reports are provided to lenders through a subsidiary called Fair Isaac Credit Services, Inc. We also released the Fair Isaac Qualify score, which helps marketers suppress non-responders and unlikely approvals from their promotional mailing lists. This score is based on commercially available sources of marketing data, and is delivered by Fair Isaac.

      In addition to our U.S. credit risk scores, we have developed marketing and bankruptcy scores offered through the U.S. credit reporting agencies; an application fraud and a bankruptcy score available in Canada; consumer risk scores offered through credit reporting agencies in Canada, South Africa and the U.K.; commercial credit scores delivered by both U.S. and U.K. credit reporting agencies; and a bankruptcy scoring service offered through ISC, a subsidiary of Visa USA. In 2004, we launched Global FICO scores, which can be used to assess risk in various international markets by analyzing the specific credit reporting data available in each market.

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

      Our services include:

•	Technology integration services. We provide business consulting and technology integration services that support, complement and enhance the value of our software products. These services include installation and strategy development associated with our Strategy Machine solutions and analytic software tools.

•	Business integration services. We help formulate, align, and deploy business and operational strategies across the enterprise to drive profitability, expand top-line growth, and deliver real competitive advantage. We holistically assess the business, prioritize high-impact areas for improvement, and provide creative solutions to complex business issues through operational strategy, business process alignment, and enabling technology services. For example, these services can assess how a company could best improve its decision management processes, or how a company could ensure its compliance with regulations such as the New Basel Capital Accord.

•	Strategy Science services. Using our Strategy Science technology and related advanced analytic methodologies, we perform decision modeling and optimization projects for customer acquisition, customer management, fraud, collections and other areas. These projects improve business results by applying data and proprietary algorithms to the design of customer treatment strategies.

•	Predictive Science services. We perform custom predictive modeling and related analytic projects for clients in multiple industries. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’s data and industry best practices to develop a highly customized solution.

•	Fraud consulting services. We complement our fraud products with consulting engagements that help businesses benchmark their performance, assess areas to improve and adopt best practices and solutions aimed at reducing fraud losses. These engagements draw on Fair Isaac’s experience helping lenders and other parties worldwide bring fraud losses under control and implement more successful anti-fraud programs.

Analytic Software Tools

      We provide end-user software products that businesses use to build their own tailored decision management applications. In contrast to our packaged Strategy Machine applications developed for specific industry applications, our analytic software tools perform a single function — such as management of the rules and policies an enterprise uses to make decisions — that can be easily integrated within a variety of specialized industry applications. These tools support enterprise-wide decision management.

      We use these tools as common software components for our own Strategy Machine offerings. We also partner with third-party providers within given industry markets and with major software companies to imbed our tools within existing applications. These tools are sold as licensed software.

      The principal products offered in fiscal 2004 were software tools for:

•	Enterprise Decision Management. In 2004, Fair Isaac released the Enterprise Decision Manager system, which enables businesses to design and deploy decision management applications for multiple channels, product lines and decision areas. Enterprise Decision Manager integrates and extends the functionality in our other software tools for rules management, predictive model development and data-driven strategy design.

•	Rules Management. Fair Isaac Blaze Advisor is a rules management tool used to design, develop, execute and maintain rules-based business applications. Blaze Advisor enables businesses to more quickly develop complex decisioning applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations. Blaze Advisor is sold as an end-user tool and is also the rules engine within several of our Strategy Machine solutions. As a result of the London Bridge acquisition, we also offer Vectus, a case management system that has been primarily sold in the U.K. and used for account origination.

•	Model Development. Model Builder for Predictive Analytics enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools Fair Isaac uses to build both client-level and industry-level predictive models, and which we have evolved over nearly 40 years. The predictive models produced can be executed in Blaze Advisor, Enterprise Decision Manager or one of our Strategy Machine solutions.

•	Data-Driven Strategy Design. Model Builder for Decision Trees enables the user to create empirical strategies, augmenting the user’s expert judgment by applying data-driven analytics to discover patterns empirically. In designing the steps and criteria of a decision strategy, the user can segment the customer base for targeted action based on the results of different performance measures, and can simulate the performance of the designed strategy. Decision Optimizer, a key component in our Strategy Science offerings, uses an optimization algorithm to deliver customer treatment strategies or rule sets that improve results along one or more specified business objectives, while meeting stated constraints. The data-driven strategies produced by these tools can be executed by Blaze Advisor, Enterprise Decision Manager or one of our Strategy Machine solutions.

COMPETITION

      The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (ERP) and customer relationship management (CRM) packaged solutions providers;

•	business intelligence solutions providers;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	providers of account/workflow management software;

•	managed care organizations; and

•	software tools companies supplying modeling, rules, or analytic development tools.

      We believe that none of our competitors offers the same mix of products as we do, or has the same expertise in predictive analytics. However, certain competitors may have larger shares of particular geographic or product markets.

Strategy Machine Solutions

      The competition for our Strategy Machine solutions varies by both application and industry.

      In the customer acquisition market, we compete with Acxiom, Experian, SAS, SPSS, Epsilon, Harte-Hanks, and Siebel, among others. We also compete with traditional advertising agencies and companies’ own internal IT and analytics departments.

      In the origination market, we compete with CGI/ AMS, Experian, Provenir, Lightbridge, Appro Systems, and First American Credit Management Solutions (CMSI), among others.

      In the account management market, we compete with CGI/ AMS, Experian, Insurance Services Organization, ChoicePoint, Lightbridge, PeopleSoft and Siebel, among others.

      In the fraud solutions market, we mainly compete with SearchSpace, ID Analytics, Experian and ACI Worldwide, a division of Transaction Systems Architects, in the financial services market; ECTel, Hewlett Packard Company, Cerebrus Solutions and Neural Technologies in the telecommunications market; International Business Machines and ViPS in the healthcare segment; and SAS Institute, Infoglide Software Corporation, NetMap Analytics and Magnify in the property and casualty and workers’ compensation insurance market.

      In the collections and recovery solutions market, we mainly compete with CGI/ AMS, Columbia Ultimate, Ontario Systems, Austin Logistics, Talgentra, Target, Attentiv Systems and various boutique firms for software and ASP servicing; and in-house scoring and computer science departments along with the three major U.S. credit reporting agencies and Experian-Scorex for scoring and optimization projects.

      In the mortgage lending solutions market, we mainly compete with Fidelity, Framework, Fiserv, First American, Gallagher and GHR. In the construction lending market our main competitors are Harland and DataSelect.

      In the insurance and healthcare solutions market, we mainly compete with Medata, Ingenis, Corporate Systems, First Health, Intracorp, CorVel Corporation and Concentra Managed Care.

      For our direct-to-consumer services that deliver credit scores, credit reports and consumer credit education services, we compete with our credit reporting agency partners and their affiliated companies, as well as with Trilegiant, InterSections and others.

Scoring Solutions

      In this segment, we compete with both outside suppliers and in-house analytics and computer systems departments for scoring business. Major competitors among outside suppliers of scoring models include the three major U.S. credit reporting agencies, which are also our partners in offering our scoring solutions; Experian-Scorex and other credit reporting agencies outside the United States; and other data providers like LexisNexis and ChoicePoint.

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

Analytic Software Tools

      Our primary competitors in this segment include SAS, SPSS, Angoss, iLog, Computer Associates International, and Pegasystems.

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

MARKETS AND CUSTOMERS

      Our products and services serve clients in multiple industries, including financial services, insurance, retail, telecommunications, healthcare and governmental agencies. During fiscal 2004, end users of our products included more than 90 of the 100 largest banks in the United States; more than half of the largest 50 banks in the world; and 49 of the 50 of the largest U.S. card issuers. Our clients also include more than 400 insurers, more than 150 retailers, more than 80 government or public agencies, and more than 100 telecommunications carriers. Nine of the top 10 companies on the 2004 Fortune 500 list use Fair Isaac solutions.

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

      During fiscal 2004, 2003 and 2002, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 20%, 19% and 27%, respectively.

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

      Revenues from international customers, including end users and resellers, amounted to 22%, 21%, and 19% of our total revenues in fiscal 2004, 2003 and 2002, respectively. See Note 18 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

      Decision Management Software. In order to make a decision strategy operational, the various steps and rules need to be programmed or exported into the business’ software infrastructure, where it can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and rules management systems, that perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, business user definition of extremely complex decision strategies using GUI interfaces; simultaneous testing of hundreds of decision strategies in “champion/challenger” (test/control) mode; high-volume processing and analysis of transactions in real time; integration of multiple data sources; and execution of predictive models for improved behavior forecasts and finer segmentation.

Research and Development Activities

      Our research and development expenses were $71.1 million in fiscal 2004, $67.6 million in fiscal 2003, and $33.8 million in fiscal 2002. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

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

      Fair Isaac, Strategy Machine, FICO, Fair Isaac Qualify, ScoreNet, PreScore, Fair Isaac MarketSmart Decision System, LiquidCredit, StrategyWare, Capstone, CreditDesk, TRIAD, TelAdaptive, UniScore, PlacementsPlus, Placement Optimizer, BridgeLink, Falcon, RoamEx, VeriComp, MIRA, SmartAdvisor, myFICO, Enterprise Decision Manager and “It’s just a smarter way to do business” are trademarks or registered trademarks of Fair Isaac Corporation, in the United States and/or in other countries.

PERSONNEL

      As of September 30, 2004, we employed 3,058 persons worldwide. Of these, 433 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, 414 full-time employees were located in our San Rafael, California office, 378 full-time employees were located in our San Diego, California office, and 345 full-time employees were located in our United Kingdom-based offices. None of our employees is covered by a collective bargaining agreement and no work stoppages have been experienced.

      Information regarding our officers is included in “Executive Officers of the Registrant” at the end of Part I of this report.

Item 2.	Properties

      Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal office is located in Minneapolis, Minnesota.

      Our leased properties include:

•	approximately 238,000 square feet of office and data processing space in Arden Hills and Minneapolis, Minnesota in five buildings under leases expiring in 2012 or later. 66,000 square feet of this space is subleased to a third party;

•	approximately 199,000 square feet of office space in San Rafael, California in two buildings under leases expiring in 2012 or later;

•	approximately 130,000 square feet of office space in San Diego, California in one building under a lease expiring in 2010; and

•	an aggregate of approximately 567,000 square feet of office and data center space in Alpharetta, GA; Arlington, VA; Atlanta, GA; Baltimore, MD; Bangalore, India; Birmingham, UK; Brentford, UK; Brookings, SD; Cape Town, South Africa; Chicago, IL; Coppell, TX; Cranbury, NJ; Emeryville, CA; Englewood, CO; Exton, PA; Gauteng, Malaysia; Golden, CO; Grand Rapids, MI; Heathrow, FL; Indianapolis, IN; Irvine, CA; London, UK; Madrid, Spain; Mooresville, NC; Nanuet, NY; New Castle, DE; New York, NY; Norcross, GA; Norwalk, CT; Oakbrook Terrace, IL; Reston, VA; Sandy, UT; San Jose, CA; San Ramon, CA; Sao Paulo, Brazil; Sarasota, FL; Singapore, Singapore; Sugar Land, TX; Tokyo, Japan; Toronto, Canada; Tulsa, OK; Walpole, MA; Warrenville, IL; Wellesbourne, UK; and Westminster, CO.

      See Note 20 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3.	Legal Proceedings

      We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers were as follows:

Name	Positions Held	Age

Thomas G. Grudnowski	December 1999-present, Director, President and Chief Executive Officer of the Company. 1983-1999, Partner, Accenture Ltd.	54

Chad L. Becker	August 2002-present, Vice President, General Manager of the Company. 2000-2002, Vice President, Global Financial Services of the Company. 1991-2000, held various other senior and executive positions with the Company.	36

Gresham T. Brebach	December 2003-present, Vice President, Corporate Development and Strategic Partnerships of the Company. 2003-2004, Managing Director, The Brebach Group. March 1997-March 1999, Chairman and Chief Executive Officer, Nextera Corporation. January 1995-Febraury 1997, Executive Vice President, Renaissance Solutions, Inc. March 1993-August 1994, Senior Vice President, Digital Equipment Corporation. December 1989-March 1993, Director, North American Practice, McKinsey and Co., Inc. 1988-1989, Founder, ICG, Inc. 1986-1988, Managing Partner, North American Consulting Practice, Andersen Consulting.	65

Michael S. Chiappetta	October 2003-present, Vice President, Product Development of the Company. 2002-2003, Vice President, Fraud Analytics and Analytic Software Tools. 1993-2002, held various senior positions, including Executive Vice President, Analytic Solutions, HNC Software Inc (“HNC”).	40

Richard S. Deal	January 2001-present, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	37

Eric J. Educate	July 2000-present, Vice President, Sales and Marketing of the Company. 1999-2000, Vice President of Global Sales, Imation Corporation. 1997-1999, sales executive, EMC Corporation. 1987-1997, held various sales leadership positions with Silicon Graphics.	52

Andrea M. Fike	February 2002-present, Vice President, General Counsel and Secretary of the Company. 2001-2002, Vice President and General Counsel of the Company. 1999-2001, Senior Counsel of the Company. 1998-1999, Partner, Faegre & Benson, LLP. 1989-1997, Associate, Faegre & Benson.	44

Name	Positions Held	Age

Raffi M. Kassarjian	July 2004-present, Vice President, General Manager of the Company. October 1999-July 2004, Vice President of the Company. July 1995-October 1999, various consulting positions, including Senior Manager, Strategic Services, Accenture Ltd.	37

Charles M. Osborne	May 2004-present, Vice President, Chief Financial Officer of the Company. 1999-2003, partner and investor, Gateway Alliance venture capital partnership. July-December 2000, Executive Vice President and CFO, 21 North Main, Inc. March 2000-present, Interim CFO and Vice President, Finance, University of Minnesota Foundation. 1998-2000, various executive positions with McLeod USA/ Ovation Communications, including Vice President, Corporate, General Manager and Chief Financial Officer. April 1997-May 1998, President and Chief Operating Officer, Graco Inc. 1981-1997, various senior financial executive positions with Deluxe Corporation, including Senior Vice President and CFO and Vice President, Finance. 1975-81, various accounting positions with Deloitte & Touche LLP.	51

Paul G. Perleberg	January 2002-present, Vice President, Managing Director and General Manager of the Company. 1990-2002, various senior management positions, including service on the accounts of financial services and health care clients, Accenture Ltd.	39

Michael J. Pung	August 2004-present, Vice President, Finance of the Company. 2000-August 2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	41

Larry E. Rosenberger	December 1999-present, Vice President, Research and Development of the Company. 1991-1999, President and Chief Executive Officer of the Company. 1983-1991, various executive positions with the Company. 1983-1999, a director of the Company. Joined the Company in 1974.	58

Lori A. Sherer	April 2001-present, Vice President, General Manager of the Company. 1998-2001, Partner, Mitchell Madison Group, LLC. 1991-1998, Principal, Mercer Management Consulting. 1987-1991, Director, BIS Group, NYNEX Corporation. 1983-1985, Associate, State Street Bank, Trade Development Corp.	43

Name	Positions Held	Age

Gordon Stuart	May 2004-present, Vice President, Managing Director of the Company. June 2001-April 2004, Group Finance Director, London Bridge Software Holdings, plc. October 1998-May 2001, various executive positions at Dell Computer Corporation, including May 2000-May 2001, Director and General Manager DellHost (EMEA), October 1998-April 2000, Director, Strategic Planning (EMEA). May 1992-September 1998, Management Consultant, McKinsey & Co., Inc.	41

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      Our common stock trades on the New York Stock Exchange under the symbol: FIC. According to records of our transfer agent, at September 30, 2004, we had 485 shareholders of record of our common stock.

      The following table shows the high and low closing prices for our stock, as listed on the New York Stock Exchange and adjusted to give retroactive effect to the three-for-two stock split effected in March 2004, for each quarter in the last two fiscal years:

	High	Low

Fiscal 2003
October 1 — December 31, 2002	$29.16	$19.81
January 1 — March 31, 2003	$33.85	$28.30
April 1 — June 30, 2003	$37.15	$32.73
July 1 — September 30, 2003	$40.63	$32.87

Fiscal 2004
October 1 — December 31, 2003	$43.12	$30.29
January 1 — March 31, 2004	$41.53	$32.31
April 1 — June 30, 2004	$37.33	$32.40
July 1 — September 30, 2004	$33.42	$23.70

Dividends

      We paid quarterly dividends of two cents per share, or eight cents per year, during the 2004, 2003 and 2002 fiscal years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors. On March 10, 2004, we effected a three-for-two stock split in the form of a 50% common stock dividend. The share and per share amounts within this report have been adjusted to reflect this stock split.

Issuer Purchases of Equity Securities (1)

			(c) Total Number of	(d) Maximum Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs

July 1, 2004 through July 31, 2004	—	—	—	$200,000,000
August 1, 2004 through August 31, 2004	1,175,300	$27.56	1,175,300	$167,610,068
September 1, 2004 through September 30, 2004	—	—	—	$167,610,068

	1,175,300	$27.56	1,175,300	$167,610,068

(1)	In July 2004, our Board of Directors approved a new common stock repurchase program, which will expire in one year, that will allow us to purchase shares of our common stock for an aggregate amount not to exceed $200.0 million from time to time in the open market and in negotiated transactions.

Item 6.	Selected Financial Data

      We acquired Nykamp Consulting Group, Inc. (“Nykamp”) in December 2001, HNC in August 2002, Spectrum Managed Care, Inc. (“Spectrum”) in December 2002, NAREX Inc. (“NAREX”) in July 2003, Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”) in September 2003, Seurat Company (“Seurat”) in October 2003, and London Bridge in May 2004. Results of operations from these acquisitions are included prospectively from the date of each acquisition. As a result of these acquisitions, the comparability of the data below is impacted.

	Fiscal Years Ended September 30,

	2004 (1)	2003	2002 (2)	2001	2000

	(In thousands, except per share data)
Revenues	$706,206	$629,295	$392,418	$329,148	$298,630
Operating income (3)	179,866	174,194	47,112	72,107	44,614
Income before income taxes	168,815	172,140	53,098	76,853	47,070
Net income	102,788	107,157	17,884	46,112	27,631
Earnings per share:
Basic	$1.47	$1.48	$0.33	$0.93	$0.57
Diluted	$1.41	$1.41	$0.32	$0.89	$0.56
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	At September 30,

	2004	2003	2002	2001	2000

	(In thousands)
Working capital	$345,785	$569,510	$337,965	$94,624	$100,694
Total assets	1,444,779	1,495,173	1,217,800	317,013	241,288
Senior convertible notes	400,000	400,000	—	—	—
Convertible subordinated notes, net of discount	—	141,364	139,922	—	—
Stockholders’ equity	916,471	849,542	973,472	271,772	199,001

(1)	Results of operations for fiscal 2004 include an $11.1 million loss on redemption of our convertible subordinated notes in September 2004.

(2)	Results of operations for fiscal 2002 include a $40.2 million charge associated with the write-off of in-process research and development in connection with the HNC acquisition and $7.2 million in restructuring and other acquisition-related charges.

(3)	Includes amortization of goodwill prior to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on October 1, 2002.

      In February 2004, April 2002 and May 2001, our Board of Directors authorized three-for-two stock splits, each effected in the form of a stock dividend, with cash paid in lieu of fractional shares. As a result of the three stock splits, stockholders of record at the close of business on February 18, 2004, May 15, 2002 and May 14, 2001, respectively, received an additional share of Fair Isaac stock for every two shares owned, which was distributed on March 10, 2004, June 5, 2002 and June 4, 2001, respectively. All share and earnings per share amounts have been adjusted to reflect these three stock splits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

      We are a leader in Enterprise Decision Management solutions that enable businesses to automate and improve their decisions. Our predictive modeling, decision analysis, intelligence management, decision management systems and consulting services power billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO scores, the standard measure of credit risk, to manage their financial health. In May 2004, we acquired London Bridge, a provider of intelligent business software.

      Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the year ended September 30, 2004, 79% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 81% of our revenues during fiscal 2004 were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

      Within a number of our sectors there has recently been a sizable amount of industry consolidation and several of our customers have announced consolidation plans in recent periods. In addition, many of our sectors are experiencing increased levels of competition. As a result of these factors, we believe that future revenues in particular sectors may decline. However, due to the long-term customer arrangements we have with many of our customers, the near term impact of these declines may be more limited in certain sectors.

      One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. In the fourth quarter of fiscal 2004, we achieved new bookings of $110.6 million, including eight deals with bookings values of $3.0 million or more. In comparison, new bookings in the fourth quarter of fiscal 2003 were $84.3 million, including eight deals with bookings values of $3.0 million or more.

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

      Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $152.5 million, $133.6 million and $76.2 million in fiscal 2004, 2003 and 2002, respectively, representing 22%, 21% and 19% of total consolidated revenues in each of these years. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.

      We acquired Nykamp in December 2001, HNC in August 2002, Spectrum in December 2002, NAREX in July 2003, Diversified HealthCare Services in September 2003, Seurat in October 2003, and London Bridge in May 2004. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result of these acquisitions, our financial results during the year ended September 30, 2004, are not directly comparable to those during the years ended September 30, 2003 and 2002, or other years prior to any of these acquisitions.

      Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a larger number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2004, 2003 and 2002 are set forth in Note 18 to the accompanying consolidated financial statements.

Revenues

      The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated. Segment information for fiscal 2003 and 2002 has been revised to conform to the current segment presentation.

				Period-to-Period
				Change

	Fiscal Year			2004	2003
				to	to
Segment	2004	2003	2002	2003	2002

	(In thousands)
Strategy Machine Solutions	$427,647	$379,404	$187,866	$48,243	$191,538
Scoring Solutions	142,834	136,057	127,991	6,777	8,066
Professional Services	96,715	83,660	62,576	13,055	21,084
Analytic Software Tools	39,010	30,174	13,985	8,836	16,189

Total Revenues	$706,206	$629,295	$392,418	76,911	236,877

				Period-to-Period
				Percentage
				Change
	Percentage of Revenues
	Fiscal Year			2004	2003
				to	to
Segment	2004	2003	2002	2003	2002

Strategy Machine Solutions	61%	60%	48%	13%	102%
Scoring Solutions	20%	22%	33%	5%	6%
Professional Services	14%	13%	16%	16%	34%
Analytic Software Tools	5%	5%	3%	29%	116%

Total Revenues	100%	100%	100%	12%	60%

Fiscal 2004 Revenues Compared to Fiscal 2003 Revenues

      The increase in total revenues from fiscal 2003 to fiscal 2004 included a $55.7 million increase in revenues that resulted from our five acquisitions in fiscal 2004 and 2003.

      Strategy Machine Solutions segment revenues increased due to a $23.3 million increase in revenues from our account management solutions, a $8.1 million increase in revenues from our marketing solutions, a $7.8 million increase in revenues from our consumer solutions, a $6.5 million increase in revenues from our fraud solutions and a $4.9 million increase in revenues from our insurance and healthcare solutions, partially offset by a $2.4 million decrease in revenues from our origination solutions. The increase in account management solutions revenues was attributable primarily to increases in both perpetual license sales and transactional volumes under transactional-based agreements, including perpetual and transactional-based revenues derived from our London Bridge acquisition in May 2004 and transactional-based revenues derived from our NAREX acquisition in July 2003, partially offset by a decline in revenues relating to a prior year non-recurring perpetual license for our strategies. The increase in marketing solutions revenues was attributable primarily to an increase in customer transaction volumes resulting from our Seurat acquisition in October 2003, partially offset by a decrease in service revenues from our existing customer base. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from our myFICO.com and strategic alliance partners due to increased customer volumes and higher average selling prices. The increase in fraud solutions revenues was attributable primarily to an increase in active accounts and merchant transaction volumes, principally due to growth in our customer base, and to the cross-selling of additional fraud products to our existing customer base. The increase in insurance and healthcare solutions revenues was attributable primarily to an increase in customer medical bill review volumes resulting from our Diversified acquisition in September 2003, partially offset by a decline in bill review volumes associated with our existing customer base, including those related to the loss of a significant customer, as well as lower claims volumes at some of our key customers. The decrease in origination solutions revenues was attributable primarily to a decline in origination product perpetual license sales.

      Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening and account review, partially offset by a decrease in various other scoring services.

      During fiscal 2004 and 2003, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 20% and 19%, respectively, of our total company revenues, including revenues from these customers that are recorded in our other segments.

      Professional Services segment revenues increased primarily due to an increase in model development and technology and business integration services revenues, including revenues derived from our London Bridge and Seurat acquisitions in May 2004 and October 2003, respectively.

      Analytic Software Tools segment revenues increased primarily due to an increase in sales of perpetual licenses for our analytic decision tools and model development software products, including revenues derived from our London Bridge acquisition in May 2004.

Fiscal 2003 Revenues Compared to Fiscal 2002 Revenues

      The increase in total revenues from fiscal 2002 to fiscal 2003 included a $199.1 million increase related to a full year of revenues associated with products and services previously offered by HNC and a $4.8 million increase in revenues associated with our three fiscal 2003 acquisitions.

      Strategy Machine Solutions segment revenues increased due to a $59.2 million increase in revenues from our fraud solutions, a $56.2 million increase in revenues from our insurance and healthcare solutions, a $34.8 million increase in revenues from our account management solutions, a $24.4 million increase in revenues from our origination solutions, a $11.2 million increase in revenues from our consumer solutions and a $5.7 million increase in revenues from our marketing solutions. The increase in fraud solutions and insurance and healthcare solutions revenues were attributable to a full year of revenues associated with products and solutions previously offered by HNC. Fiscal 2003 fraud solutions revenues included $2.6 million of perpetual license fees related to the integration of licensing rights in connection with client acquisition activity and superseding transactional license fee arrangements. The increase in account management solutions revenues was attributable primarily to increases in both perpetual license sales and transactional volumes under transactional-based agreements, including a full year of transactional-based revenues derived from our HNC acquisition in August 2002 and incremental revenues derived from our acquisition of NAREX in July 2003, and an increase in revenues relating to a perpetual license for our strategies. The increase in origination solutions revenues was attributable primarily to a full year of revenues associated with origination products previously offered by HNC, consisting principally of perpetual license revenues, and an increase in transactional volumes under transactional-based agreements. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from our myFICO.com and strategic alliance partners due to increased customer volumes. The increase in marketing solutions revenues was attributable primarily to an increase in customer transaction volumes.

      Scoring Solutions segment revenues increased primarily due to an increase in direct prescreening revenues and an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for account review as well as mortgage origination and refinancing, partially offset by a decrease in direct account review revenues.

      During fiscal 2003 and 2002, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for 19% and 27%, respectively, of our total company revenues, including revenues from these customers that are recorded in our other segments.

      Professional Services segment revenues increased primarily due to an increase in software implementation and technology and business integration services revenues resulting from the acquisition of HNC, partially offset by a net decrease associated with various other service offerings.

      Analytic Software Tools segment revenues increased primarily due to an increase in sales of perpetual licenses for our analytic decision tools, principally related to products previously offered by HNC.

Operating Expenses and Other Income (Expense)

      The following tables set forth certain summary information related to our operating expenses and other income (expense) for the fiscal periods indicated.

				Period-to-Period
				Change
	Fiscal Year
				2004 to	2003 to
	2004	2003	2002	2003	2002

	(In thousands)
Revenues	$706,206	$629,295	$392,418	$76,911	$236,877

Operating expenses:
Cost of revenues	252,587	246,592	172,617	5,995	73,975
Research and development	71,088	67,574	33,840	3,514	33,734
Selling, general and administrative	182,374	124,641	87,045	57,733	37,596
Amortization of intangible assets	19,064	13,793	4,380	5,271	9,413
In-process research and development	—	—	40,200	—	(40,200)
Restructuring and acquisition-related	1,227	2,501	7,224	(1,274)	(4,723)

Total operating expenses	526,340	455,101	345,306	71,239	109,795

Operating income	179,866	174,194	47,112	5,672	127,082
Interest income	9,998	7,548	6,374	2,450	1,174
Interest expense	(16,942)	(10,605)	(1,471)	6,337	9,134
Loss on redemption of convertible subordinated notes	(11,137)	—	—	11,137	—
Other income, net	7,030	1,003	1,083	6,027	(80)

Income before income taxes	168,815	172,140	53,098	(3,325)	119,042
Provision for income taxes	66,027	64,983	35,214	1,044	29,769

Net income	$102,788	$107,157	$17,884	(4,369)	89,273

Number of employees at fiscal year end	3,058	2,355	2,379	703	(24)

				Period-to-Period
				Percentage Change
	Percentage of Revenues
	Fiscal Year			2004	2003
				to	to
	2004	2003	2002	2003	2002

Revenues	100%	100%	100%	12%	60%

Operating expenses:
Cost of revenues	36%	39%	44%	2%	43%
Research and development	10%	11%	9%	5%	100%
Selling, general and administrative	26%	20%	22%	46%	43%
Amortization of intangible assets	3%	2%	1%	38%	215%
In-process research and development	—	—	10%	—	(100)%
Restructuring and acquisition-related	—	—	2%	(51)%	(65)%

Total operating expenses	75%	72%	88%	16%	32%

Operating income	25%	28%	12%	3%	270%
Interest income	1%	1%	2%	32%	18%
Interest expense	(2)%	(2)%	—	60%	621%
Loss on redemption of convertible subordinated notes	(1)%	—	—	100%	—
Other income, net	1%	—	—	601%	(7)%

Income before income taxes	24%	27%	14%	(2)%	224%
Provision for income taxes	9%	10%	9%	2%	85%

Net income	15%	17%	5%	(4)%	499%

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

      The fiscal 2004 over 2003 increase in cost of revenues was attributable primarily to a $7.4 million increase in third-party software and data costs and a $6.1 million increase in facilities and infrastructure costs, partially offset by a $7.1 million reduction in personnel and other labor-related costs and a $0.4 million net decrease in various other expenditures. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions, insurance and healthcare solutions and marketing solutions revenues, including those resulting from our fiscal 2003 and 2004 acquisitions. The increase in facilities and infrastructure costs was attributable primarily to our fiscal 2003 and 2004 acquisitions, partially offset by lower corporate cost of revenue allocations corresponding with the reduction in personnel described below. The reduction in personnel and other labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first quarter of fiscal 2004, partially offset by an increase in personnel costs resulting from our fiscal 2003 and 2004 acquisitions.

      The fiscal 2003 over 2002 increase in cost of revenues was attributable primarily to the HNC acquisition, consisting primarily of an increase in personnel and other labor-related costs, an increase in third-party software and data costs and an increase in facilities and infrastructure costs associated with HNC products and solutions. Higher third party data costs associated with the increase in consumer solutions revenues also contributed to the fiscal 2003 over 2002 increase in cost of revenues.

      In fiscal 2005, we expect that cost of revenues as a percentage of revenues will be consistent with those incurred during fiscal 2004.

Research and Development

      Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software tools.

      The fiscal 2004 over 2003 increase in research and development expenses was attributable primarily to an increase in the number of research and development personnel and related costs resulting from our acquisition of London Bridge in May 2004, partially offset by a reduction in the number of research and development personnel and related costs associated with existing development projects, primarily related to our Strategy Machine Solutions. The fiscal 2003 over 2002 increase in research and development expenses was attributable primarily to an increase in research and development personnel and related costs resulting from our acquisition of HNC in August 2002.

      In fiscal 2005, we expect that research and development expenditures as a percentage of revenues will be consistent with, or slightly lower, than those incurred during fiscal 2004.

Selling, General and Administrative

      Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

      The fiscal 2004 over 2003 increase in selling, general and administrative expenses was attributable primarily to a $42.8 million increase in personnel and other labor-related costs, an $8.2 million increase in legal and accounting fees, a $6.9 million increase in travel costs and a $3.2 million net increase in various other expenditures, partially offset by a $3.4 million decrease in our provision for doubtful accounts. The increase in personnel and labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first fiscal quarter of 2004, and to a lesser degree an increase in personnel resulting from our fiscal 2003 and 2004 acquisitions. The increase in legal fees in fiscal 2004 included a $3.0 million charge recorded in the fourth quarter in connection with a legal settlement.

      The fiscal 2003 over 2002 increase in selling, general and administrative expenses was attributable primarily to the HNC acquisition, consisting primarily of an increase in personnel and other labor-related costs and an increase in other general and administrative requirements relating to the HNC business, as well as a $2.5 million increase in our provision for doubtful accounts and a $2.3 million increase in media expenditures.

      In fiscal 2005, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with, or slightly lower than, those incurred during fiscal 2004.

Amortization of Intangible Assets

      Amortization of intangible assets consists of amortization expense related to intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Our definite-lived intangible assets are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over periods ranging from two to fifteen years.

      The fiscal 2004 over 2003 increase in amortization expense was attributable primarily to four months of amortization recorded in connection with our acquisition of London Bridge in May 2004, the incremental amortization of intangible assets recorded in fiscal 2004 in connection with our acquisition of NAREX in July 2003, Diversified HealthCare Services in September 2003, and Spectrum in December 2002, and to the full year of amortization of intangible assets recorded in connection with our acquisition of Seurat in October 2003.

      The fiscal 2003 over 2002 increase was attributable primarily to the incremental amortization of intangible assets recorded in connection with the HNC acquisition in August 2002, and to a lesser degree, the full year of amortization of intangible assets resulting from our acquisition of assets from Nykamp in December 2001, nine months of amortization resulting from our acquisition of assets from Spectrum in December 2002, two months of amortization resulting from our acquisition of assets from NAREX in July 2003, and a partial month of amortization resulting from our acquisition of assets from Diversified HealthCare Services in September 2003.

In-process Research and Development

      During fiscal 2002, we recorded in-process research and development (“IPR&D”) expense of $40.2 million in connection with our acquisition of HNC. No IPR&D was recorded in connection with our fiscal 2004 and 2003 acquisitions as we did not acquire any in-process technology. IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. The classification of the technology as complete or under development was made in accordance with the guidelines of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Financial Accounting Standards Board Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. In addition, the Fair Value, as defined below, of the IPR&D projects was determined in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

      We used an independent appraisal firm to assist us with our valuation of the fair value of the assets purchased from HNC. Fair value is defined as the price at which property would expect to be exchanged between a willing buyer and a willing seller, neither being under any compulsion to buy or to sell, and both having reasonable knowledge of relevant facts.

      HNC’s IPR&D projects consisted of projects within HNC’s three legacy suites of software, consisting of the Efficiency, Risk and Opportunity suites, as well as its development of a new software platform technology. The Efficiency Suite products under development as of the acquisition date were Roamex 5.0, which replaced 60% of the existing Roamex code and added additional capabilities, and Blaze Advisor 4.5, a business rules product that added additional rules management features to this product line. The current Risk Suite products under development were Falcon 5.0, which will be the first project in a series to replace the legacy Falcon product code base with new Java and platform technology, and Payment Optimizer, a payment optimizer tool that incorporates new platform modeling and profiling components. The Opportunity Suite product under development was Opportunity Suite Development (“OSD”). OSD was the core engine for this suite, and was a build out of the Optimization and Simulation Environment (“OSE”) application version 2.0 UNIX based running on a web browser. At the time of acquisition, HNC was also in the process of developing a new software platform technology that enables efficient deployment and installation of multiple products while significantly reducing implementation and development costs.

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

Restructuring and Acquisition-related

      During fiscal 2004, we wrote off deferred acquisition costs totaling $0.7 million in connection with an aborted acquisition, consisting principally of third-party legal, accounting and other professional fees. Additionally, we recorded a $0.5 million charge in fiscal 2004 related to the closure of a Fair Isaac office facility upon relocating the operations of such into an acquired London Bridge office facility.

      During fiscal 2003, we recognized acquisition-related expenses totaling $2.5 million, consisting primarily of retention bonuses earned by HNC employees.

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

Interest Income

      Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The fiscal 2004 over 2003 increase in interest income was attributable primarily to higher average cash and investment balances held during fiscal 2004, partially offset by lower interest and investment income yields due to market conditions. The increase in cash and investment balances held during fiscal 2004 resulted principally from the receipt of $391.5 million in net proceeds from our issuance of the 1.5% Senior Convertible Notes (“Senior Notes”) in August 2003 and an increase in net cash provided by operating activities, partially offset by a decrease in cash balances due to our fiscal 2004 repurchases of common stock, our acquisition of London Bridge in the third quarter of fiscal 2004, and a cash redemption of our 5.25% Convertible Subordinated Notes (“Subordinated Notes”) in the fourth quarter of fiscal 2004.

      The fiscal 2003 over 2002 increase was attributable primarily to higher average cash and investment balances, principally resulting from our acquisition of HNC on August 5, 2002, an increase in cash proceeds from stock option exercises, and $391.5 million in net proceeds from the August 2003 issuance of our Senior Notes, partially offset by increases in our repurchases of common stock and lower interest and investment income yields due to market conditions.

Interest Expense

      In August 2003, we issued $400.0 million of Senior Notes that mature in August 2023. Interest expense on the Senior Notes recorded by us, including amortization of debt issuance costs, totaled $8.1 million and $1.3 million during fiscal 2004 and 2003, respectively.

      As a result of the HNC acquisition and subsequent merger of the HNC entity into Fair Isaac, we assumed $150.0 million of 5.25% Subordinated Notes that were to mature in September 2008. The Subordinated Notes were recorded at their fair value of $139.7 million on the acquisition date, as determined based on their quoted market price, which resulted in our recognition of a $10.3 million note discount. The carrying amount of the Subordinated Notes was being accreted to $150.0 million over their remaining term using the effective interest method, resulting in an effective interest rate of approximately 6.64% per annum. Interest expense on the Subordinated Notes totaled $8.8 million, $9.3 million and $1.5 million during fiscal 2004, 2003 and 2002, respectively.

Loss on Redemption of Convertible Subordinated Notes

      In July 2004, our Board of Directors approved the cash redemption of all of the outstanding Subordinated Notes at a redemption price equal to 102.625% of the $150.0 million principal amount of the Subordinated Notes, pursuant to the redemption criteria in the indenture. On September 8, 2004, we redeemed all of the outstanding Subordinated Notes with a cash outlay of $153.9 million, which resulted in the recognition of a loss on redemption of $11.1 million, representing the excess of the redemption cost over the carrying amount of the notes upon redemption.

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

      The fiscal 2004 over 2003 increase was attributable primarily to an increase in realized gains on sales of our marketable securities of $6.9 million, including a $6.6 million gain recognized on the sale of our OSI investment in the current year. These gains were partially offset primarily by an increase in foreign exchange losses of $1.2 million during fiscal 2004, principally due to a $1.3 million net foreign exchange loss recorded in connection with our London Bridge acquisition. This net foreign exchange loss represented the excess of a loss recorded on a forward foreign exchange contract entered into in connection with this transaction over exchange rate gains resulting from the re-measurement of British pound-sterling cash balances held by one of our U.S. dollar functional currency entities for the purpose of funding the acquisition.

      The fiscal 2003 over 2002 decrease in other income, net is attributable primarily to a $1.9 million decrease in gains recorded from the sale of marketable securities during fiscal 2003 as compared to fiscal 2002, partially offset by a $1.1 million loss associated with the impairment and write-off of an equity investment recorded during fiscal 2002 and to a $0.7 million increase in foreign exchange rate gains recorded during fiscal 2003 as compared to fiscal 2002.

Provision for Income Taxes

      Our effective tax rate was 39.1%, 37.8% and 66.3% in fiscal 2004, 2003 and 2002, respectively. The fiscal 2004 over 2003 increase was principally due to decreased U.S. federal research and development tax credits resulting from the inability to recognize such credit during our fourth quarter of fiscal 2004 despite the retroactive reenactment of such credit in October 2004, and to our inability to recognize a tax benefit on the foreign losses associated with our London Bridge subsidiary. The fiscal 2003 over 2002 decrease was principally due to a $40.2 million non-deductible IPR&D charge resulting from our acquisition of HNC in fiscal 2002. The fiscal 2002 effective tax rate, excluding the IPR&D adjustment, would have been 37.7%.

Operating Income

      The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated. Segment information for fiscal 2003 and 2002 has been revised to conform to the current segment presentation.

						Period-to-Period
				Period-to-Period		Percentage
				Change		Change

	Fiscal Year			2004	2003	2004	2003
				to	to	to	to
Segment	2004	2003	2002	2003	2002	2003	2002

	(In thousands)
Strategy Machine Solutions	$85,707	$89,516	$24,793	$(3,809)	$64,723	(4)%	261%
Scoring Solutions	76,450	73,776	69,486	2,674	4,290	4%	6%
Professional Services	8,852	7,927	(2,842)	925	10,769	12%	379%
Analytic Software Tools	10,084	5,476	3,099	4,608	2,377	84%	77%

Segment operating income	181,093	176,695	94,536	4,398	82,159	2%	87%
Unallocated restructuring and acquisition-related expense	(1,227)	(2,501)	(47,424)	(1,274)	(44,923)	(51)%	(95)%

Operating income	$179,866	$174,194	$47,112	5,672	127,082	3%	270%

      The fiscal 2004 over fiscal 2003 increase in operating income was attributable primarily to an increase in segment revenues, which included a $55.7 million increase in revenues that resulted from our acquisitions in fiscal 2004 and 2003, and to a lesser degree, a $1.3 million decrease in restructuring and acquisition-related expenses. At the segment level, the increase in operating income was attributable primarily to $4.6 million, $2.7 million and $0.9 million increases in segment operating income within our Analytic Software Tools, Scoring Solutions and Professional Services segments, respectively, partially offset by a $3.8 million decrease in segment operating income within our Strategy Machine Solutions segment. The increase in Analytic Software Tools segment operating income was driven primarily by an increase in sales of higher margin perpetual licenses related to our analytic decision tools and model development software products. The increase in Scoring Solutions segment operating income was primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening and account review, partially offset by a decrease in various other scoring services. The increase in Professional Services segment operating income was primarily due to an increase in higher margin model development and business consulting revenues. The decrease in Strategy Machine Solutions segment operating income was attributable primarily to the fiscal 2004 impact of negative operating margins associated with London Bridge Strategy Machine Solution product offerings and to the allocation of the majority of a legal settlement charge to this segment, partially offset by the growth of segment revenues and operating margins associated with other higher margin product offerings. The negative operating margins associated with London Bridge Strategy Machine Solutions were attributable in part to the write-down of deferred maintenance revenue to fair market value, resulting from purchase accounting adjustments.

      The fiscal 2003 over fiscal 2002 increase in operating income was attributable primarily to an increase in segment revenues, which included a $199.1 increase related to a full year of revenue associated with products and services previously offered by HNC and a $4.8 million increase in revenues associated with our three fiscal 2003 acquisitions, a $44.9 million decrease in restructuring and acquisition-related expenses, and to a lesser degree, increased revenues and operating income associated with legacy Fair Isaac product offerings. At the segment level, the increase in operating income was attributable primarily to $64.7 million, $10.8 million, $4.3 million and $2.4 million increases in segment operating income within our Strategy Machine Solutions, Professional Services, Scoring Solutions and Analytic Software Tools segments, respectively. The increase in Strategy Machine Solutions segment operating income was driven primarily by the growth of segment revenues and operating margins, principally as a result of additional revenues derived from products and services previously offered by HNC, but also by the increase in revenues associated with legacy Fair Isaac product offerings, primarily account management, originations and consumer solutions. HNC acquisition-

related cost efficiencies also contributed to the increase in Strategy Machine Solutions segment operating income. The increase in Professional Services segment operating income was driven primarily by the increase in segment revenues, including those derived from legacy HNC services as well as an increase in higher margin professional service revenues associated with legacy Fair Isaac product offerings. The increase in Scoring Solutions segment operating income was driven primarily by an increase in direct prescreening revenues and an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for account review as well as mortgage origination and refinancing, partially offset by a decrease in direct account review revenues. The increase in Analytic Software Tools segment operating income was driven primarily by increased sales of higher margin perpetual licenses for our analytic decision tools, principally related to products previously offered by HNC.

Stock-based Compensation

      We recognized stock-based compensation expense of $1.6 million, $3.0 million and $1.4 million during fiscal 2004, 2003 and 2002, respectively. This expense is recorded in cost of revenues, research and development, and selling, general and administrative expense.

      The fiscal 2004 over fiscal 2003 decrease was primarily due to a decrease in amortization of deferred compensation related to the final vesting during the first quarter of fiscal 2004 of 1,417,500 stock options granted to an officer, in which the quoted market price of our common stock at the grant date exceeded the stock options’ exercise price, and due to a decrease in amortization of deferred compensation related to the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of the HNC acquisition resulting from final vesting and forfeitures. The deferred compensation is being amortized on a straight-line basis over the vesting period of the options.

      The fiscal 2003 over fiscal 2002 increase is primarily due to a $1.0 million incremental increase related to a full year of amortization of deferred compensation related to approximately 234,000 shares of restricted common stock granted during fiscal 2002, which vest in 25% increments at each annual anniversary from the grant date. We are amortizing this deferred compensation on a straight-line basis over the total four-year vesting period. The additional $0.6 million increase is due a full year of amortization of deferred compensation related to the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of the August 2002 HNC acquisition.

Capital Resources and Liquidity

Working Capital

      Our working capital at September 30, 2004 and 2003 totaled $345.8 million and $569.5 million, respectively. The decrease in working capital during fiscal 2004 is attributable to a $206.0 million decrease in cash and cash equivalents and short-term marketable securities, a $9.5 million increase in deferred revenue, a $7.8 million increase in accrued compensation and employee benefits, a $6.9 million increase in other accrued liabilities, partially offset by a $4.0 million increase in the current portion of deferred income taxes, a $2.1 million increase in net receivables, and a net $0.4 million increase in other working capital balances.

      The decrease in cash and cash equivalents and short-term marketable securities was attributable primarily to the use of cash paid for our May 2004 acquisition of London Bridge, net of cash acquired, cash paid for the September 2004 redemption of our Subordinated Notes, and cash used in investing and financing activities during fiscal 2004, partially offset by net cash provided by operations, as described below. The increase in deferred revenue was attributable primarily to London Bridge and to an increase in customer prepayments. The increase in accrued compensation and employee benefits was attributable primarily to the increase in employees due to the acquisition of London Bridge. The increase in other accrued liabilities was attributable primarily to accrued liabilities related to London Bridge, and an accrual recorded in the fourth quarter of fiscal 2004 in connection with a legal settlement. The increase in net receivables was attributable primarily to an increase in revenues during the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, including revenues related to London Bridge, partially offset by increased customer collections.

Cash Flows from Operating Activities

      Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $174.6 million in fiscal 2003 to $199.1 million in fiscal 2004, reflecting the effect of other net working capital changes, as discussed herein, partially offset by a decrease in net earnings before non-cash charges. Net cash provided by operating activities increased from $103.1 million in fiscal 2002 to $174.6 million in fiscal 2003, reflecting an increase in net earnings before non-cash charges and the effect of other net working capital changes.

Cash Flows from Investing Activities

      Net cash used in investing activities totaled $82.9 million and $153.9 million in fiscal 2004 and 2003, respectively, compared to net cash provided by investing activities of $92.5 million in fiscal 2002. The decrease in net cash used in investing activities during fiscal 2004 as compared to fiscal 2003 was attributable primarily to a $312.9 million increase in cash proceeds from sales and maturities of marketable securities, net of purchases of marketable securities, partially offset by a $236.1 million increase in net cash paid in acquisitions, principally as a result of our May 2004 acquisition of London Bridge, and a $4.9 million increase in property and equipment purchases. The increase in net cash used in investing activities during fiscal 2003 as compared to fiscal 2002 was attributable primarily to a $189.1 million decrease in net cash and cash equivalents acquired in acquisitions, net of cash paid, period over period, a $65.5 million increase in purchases of marketable securities, net of sales and maturities, and $0.5 million in cash paid for a cost-method investment, offset by a $5.1 million reduction in property and equipment purchases and the receipt of $3.6 million in cash proceeds from the sale of a product line in fiscal 2003.

Cash Flows from Financing Activities

      Net cash used in financing activities totaled $206.4 million in fiscal 2004, compared to net cash provided by financing activities of $132.0 million in fiscal 2003, and net cash used in financing activities of $123.4 million in fiscal 2002. The shift to net cash used in financing activities during fiscal 2004, as compared to net cash provided by financing activities during fiscal 2003, was attributable primarily to a decrease of $391.5 million in net proceeds from the fiscal 2003 issuance of the Senior Notes, cash used of $153.9 million in connection with the September 2004 redemption of our Subordinated Notes, and a $22.5 million decrease in proceeds from issuances of common stock year over year, partially offset by the $230.5 million decrease in cash used for repurchases of our common stock year over year. The increase in net cash provided by financing activities during fiscal 2003 as compared to fiscal 2002 is attributable primarily to the $391.5 million in net proceeds from issuance of the Senior Notes, a $52.3 million increase in proceeds from issuances of common stock year over year, partially offset by the use of $331.6 million in cash to repurchase common stock in fiscal 2003, as compared to the use of $144.4 million to repurchase common stock in fiscal 2002, and a $1.3 million increase in dividends paid year over year.

Repurchases of Common Stock

      From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2004, 2003 and 2002, we expended $101.1 million, $331.6 million and $144.4 million, respectively, in connection with our repurchase of common stock under such programs. In July 2004, our Board of Directors approved a new common stock repurchase program, which will expire in July 2005, that allows us to purchase shares of our common stock up to an aggregate cost of $200.0 million. Through September 30, 2004, we had repurchased 1,175,300 shares of our common stock under this program for an aggregate cost of $32.4 million. During the period October 1, 2004 through December 10, 2004, we repurchased an additional 2,703,500 shares of our common stock for an aggregate cost of $90.6 million under this program.

Dividends

      We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2004, 2003 and 2002. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

1.5% Senior Convertible Notes

      On August 6, 2003, we issued $400.0 million of the Senior Notes that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain merger and acquisition activities.

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

Credit Agreement

      We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2006. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $25.0 million and other specified limits. As of September 30, 2004, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of September 30, 2004, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility. We believe that the covenants of this credit facility do not materially restrict our future liquidity or operations.

Azure Cost-Method Investment

      We are a limited partner in Azure Venture Partners I, L.P. (“Azure”), a venture capital investment management fund, and are committed to invest an additional $0.8 million into this fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. The most recent capital call required us to invest an additional $0.5 million into this fund during the third quarter of fiscal 2004. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2005.

Capital Resources and Liquidity Outlook

      As of September 30, 2004, we had $362.8 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

      On November 10, 2004, we acquired all of the outstanding stock of Braun Consulting, Inc., a marketing strategy and technology consulting firm, in exchange for cash consideration of $37.1 million. We may be required to pay up to an additional $3.3 million in consideration to a former shareholder of Braun based upon the future performance of the acquired business.

      On November 12, 2004, we sold all of the issued and outstanding stock of London Bridge Phoenix Software Inc. (“Phoenix”) to Harland Financial Solutions, Inc. for cash consideration of $23.0 million. Phoenix was an indirect, wholly-owned subsidiary that we acquired in connection with our London Bridge acquisition in May 2004.

Contractual Obligations

      The following is a summary of our contractual obligations as of September 30, 2004:

	Fiscal Year

	2005	2006	2007	2008	2009	Thereafter	Total

				(In thousands)
Senior Notes (1)	$—	$—	$—	$—	$—	$400,000	$400,000
Operating lease obligations	25,153	24,076	21,396	19,565	17,897	45,704	153,791
Azure cost-method investment capital call (2)	813	—	—	—	—	—	813

Total commitments	$25,966	$24,076	$21,396	$19,565	$17,897	$445,704	$554,604

(1)	$400.0 million represents the aggregate principal amount of the Senior Notes. Refer to Note 9 to our accompanying consolidated financial statements for more detailed information regarding the Senior Notes.

(2)	We are committed to invest an additional $0.8 million into the Azure fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2005.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

      We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, goodwill and other intangible assets resulting from business acquisitions, capitalized software development costs, internal-use software, income taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

      Transactional or unit-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. The determination of certain of our transactional or unit-based license fee revenues requires the use of estimates, principally related to transaction usage or active account volumes in instances where this information is reported to us by our clients on a monthly or quarterly basis in arrears. In these instances, we estimate transaction volumes based on preliminary customer transaction information, if available, or based on average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate customer account or transaction volumes in the future, revenue would be deferred until actual customer data was received, and this could have a material impact on our consolidated results of operations.

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

      As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. If not, we apply the separation provisions of the Emerging Issues Task Force (“EITF”) consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF Issue No. 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. Sometimes this results in recognizing the entire arrangement fee when delivery of the last element in a multiple element arrangement occurs. For example, if the last undelivered element is a service, we recognize revenue for the entire arrangement fee as the service is performed, or if no pattern of performance is discernable, we recognize revenue on a straight-line basis over the term of the arrangement.

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

Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

      Our business acquisitions typically result in the recognition of goodwill and other intangible assets, and in certain cases non-recurring charges associated with the write-off of in-process research and development (“IPR&D”), which affect the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting. We amortize our definite-lived intangible assets using the straight-line method or based on forecasted cash flows associated with the assets over the estimated useful lives, while IPR&D is recorded as a non-recurring charge on the acquisition date. Goodwill is not amortized, but rather is periodically assessed for impairment.

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

      We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2004, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We believe that the assumptions and estimates utilized were appropriate based on the information available to management.

Capitalized Software Development Costs

      We capitalize certain software development costs after establishment of a product’s technological feasibility. Such costs are then amortized over the estimated life of the related product. At each balance sheet date, we compare a product’s unamortized capitalized cost to the product’s estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, reductions or write-offs of capitalized software development costs could result.

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

Income Taxes

      We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax credit carryforwards. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, which requires the use of estimates. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period or reduce goodwill if such deferred tax asset relates to an acquisition. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period or increase goodwill if such deferred tax asset relates to an acquisition. Although we believe that our estimates are reasonable, there is no assurance that our the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable, and such an increase could have a material adverse impact on our income tax provision and results of operations in the period in which such determination is made. In addition, the calculation of tax liabilities also involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could also have a material impact on our income tax provision and results of operations in the period in which such determination is made.

Contingencies and Litigation

      We are subject to various proceedings, lawsuits and claims relating to products and services, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. If the potential loss is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered less than probable or the amount cannot be reasonably estimated, disclosure of the matter is considered. The amount of loss accrual or disclosure, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. Due to uncertainties related to these matters, accruals or disclosures are based on the best information available at the time. Significant judgment is required in both the assessment of likelihood and in the determination of a range of potential losses. Revisions in the estimates of the potential liabilities could have a material impact on our consolidated financial position or consolidated results of operations.

New Accounting Pronouncements

      On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use in the notes to our consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for any fiscal or interim period beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statements of income as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our notes, as is our current practice. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in our consolidated financial statements upon issuance of the final standard.

      On October 13, 2004, the FASB ratified the consensus reached by the EITF at its September 29 — 30 and June 30 — July 1 meetings with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. This consensus would require instruments with contingent conversion features that are based on the market price of an entity’s own stock, such as our Senior Notes in their current form, to be included in the computation of diluted earnings per share, even though the market price trigger has not been met. EITF Issue No. 04-8 is expected to become effective for periods ending after December 15, 2004, and must be applied retroactively by restating any periods during which the instruments were outstanding. However, the determination of the dilutive effect upon adoption of EITF Issue No. 04-8, if any, is based on the form of the instrument that exists at December 31, 2004. Based on the current form of our Senior Notes, we expect that the adoption of EITF Issue No. 04-8 will have a significant adverse impact on our diluted earnings per share in future periods, if the Senior Notes are dilutive under the if-converted method. Had EITF Issue No. 04-8 been effective as of September 30, 2004, our reported diluted earning per share would have been restated to $1.31 in fiscal 2004 and $1.40 in fiscal 2003. Our diluted EPS reported for fiscal

2002 would be unaffected by the adoption of EITF Issue No. 04-8. Aside from the impact to our diluted earnings per share calculation, our adoption of EITF Issue No. 04-8 will not impact our financial position or results of operations.

RISK FACTORS

Risks Related to Our Business

We derive a substantial portion of our revenues from a small number of products and services, and our revenue will decline if the market does not continue to accept these products and services.

      We expect that revenues derived from our scoring solutions, account management solutions, fraud solutions, originations, collections, and insurance solutions products and services will account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

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

Our ability to increase our revenues at historical growth rates will depend to some extent upon future acquisitions.

      Our historical revenue growth has been influenced by numerous acquisitions, and we anticipate that acquisitions will continue to be an important part of our revenue growth. Our future revenue growth rate may decline if we do not make acquisitions of similar size and at a comparable rate as in the past.

We may incur risks related to acquisitions or significant investment in businesses.

      We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses, which include:

•	the financial and strategic goals for the acquired and combined business may not be achieved;

•	the possibility that we will pay more than the acquired companies or assets are worth;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	the potential product liability associated with the sale of the acquired companies’ products;

•	the potential disruption of our ongoing business;

•	the potential dilution of our existing stockholders and earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	the distraction of management from our ongoing business;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	The possibility that the acquired companies do not ultimately achieve the strategic purposes intended.

      These factors could harm our business, financial condition or results of operations, particularly in the event of a significant acquisition. Acquisitions of businesses having a significant presence outside the U.S. will increase our relative exposure to the risks of conducting operations in international markets.

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

      Our Scoring Solutions segment and Strategy Machine Solutions segment rely on distributors, including with respect to our Scoring Solutions segment, TransUnion, Equifax and Experian, and we intend to continue to market and distribute our products through existing and future distributor relationships. Failure by our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition. In addition, distributors may become our competitors with respect to the products they distribute either by developing a competitive product themselves or by distributing a competitive offering. For example, credit reporting agencies may evaluate and seek to distribute or acquire alternative vendors’ prepaid products that compete with our products. Competition from existing and future distributors or other sales and marketing partners could significantly harm sales of our products.

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

We typically have back-end loaded quarters.

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

      Our future success will likely depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these persons is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. Non-appreciation in the value of our stock may adversely affect our ability to use equity and equity based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

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

      Our business requires the appropriate and secure utilization of consumer and other sensitive information. Internet-based, electronic commerce requires the secure transmission of confidential information over public networks and several of our products are accessed through the Internet, including our consumer services accessible through the www.myFICO.com Website. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access our netsourced products, consumer services and proprietary database information.

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

      We have a significant share of the available market in portions of our Scoring segment and for certain services in our Strategy Machine Solutions segment (specifically, the markets for account management services at credit card processors and credit card fraud detection software). To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, healthcare, insurance, small business lending, retail, telecommunications, personal credit management, the design of business strategies using Strategy Science technology and Internet services. These areas are relatively new to our product development and sales and marketing personnel. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will decrease.

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

      We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our competitors vary in size and in the scope of the products and services they offer, and include:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (ERP) and customer relationship management (CRM) packaged solutions providers;

•	business intelligence solutions providers;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	providers of account/workflow management software;

•	managed care organizations; and

•	software tools companies supplying modeling, rules, or analytic development tools.

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

      Legislation and governmental regulation affects how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer consumer initiatives are affected by regulation, including the following significant regulatory areas:

•	federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA, the Fair and Accurate Credit Transactions Act, or FACT, which amends FCRA, and the proposed regulations under FACT, presently under consideration;

•	regulations designed to combat identity theft such as those proposed under the proposed FACT Act, California Security Breach Notification Act and additional state legislative enactments in this area;

•	regulation designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act, or ECOA;

•	privacy law, including but not limited to the provisions of the Financial Services Modernization Act of 1999, or FSMA, the Gramm Leach Bliley Act, or GLBA, and the Health Insurance Portability and Accountability Act of 1996;

•	regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

•	insurance regulations related to our insurance products;

•	a broad array of consumer protection laws, for example federal and state statutes governing the use of the Internet and telemarketing;

•	regulations of foreign jurisdictions on our international operations, including the European Union’s Privacy Directive; and

•	Sarbanes-Oxley Act (SOX) regulations to verify internal process controls and require material event awareness and notification.

      In making credit evaluations of consumers, performing fraud screening or user authentication, our customers are subject to requirements of federal law, including the FCRA, FACT and the ECOA, and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation such as the GLBA and FSMA may also affect the nature and extent of the products or services that we can provide to customers as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. For example, the recent FACT amendments to the FCRA will result in new regulation. These regulations or the interpretation of these amendments could affect the demand for or profitability of some of our products, including scoring and consumer products. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, legislative reforms of workers’ compensation laws that aim to simplify this area of regulation and curb abuses could diminish the need for, and the benefits provided by, certain of our insurance solutions products and services.

Since our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries, an industry specific downturn may harm our business, financial condition or results of operations.

      During fiscal 2004, 79% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our business, financial condition or results of operations. Since 1990, while the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have merged and consolidated, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. We cannot assure you that we will be able effectively to promote future revenue growth in our businesses.

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

      A growing portion of our revenues is derived from international sales. During fiscal 2004, 22% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•	the general economic and political conditions in countries where we sell our products and services;

•	difficulty in staffing and efficiently managing our operations in multiple geographic locations and in various countries;

•	the effects of a variety of foreign laws and regulations, including restrictions on access to personal information;

•	import and export licensing requirements;

•	longer payment cycles;

•	potentially reduced protection for intellectual property rights;

•	currency fluctuations;

•	changes in tariffs and other trade barriers; and

•	difficulties and delays in translating products and related documentation into foreign languages.

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

      We are subject to income taxes in the United States and in certain foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates could be adversely affected by changes in tax laws, by our ability to generate taxable income in foreign jurisdictions in order to utilize foreign tax losses, and by the valuation of our deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from such examinations will not have an adverse effect on our operating results and financial condition.

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

Interest Rate Risk

      We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2004 and 2003:

	September 30, 2004			September 30, 2003

	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield

	(In thousands)
Cash and cash equivalents	$115,215	$115,209	1.72%	$243,368	$243,358	1.05%
Short-term investments	139,868	139,435	1.49%	255,423	255,893	1.50%
Long-term investments	59,948	59,693	1.98%	151,201	151,610	1.94%

	$315,031	$314,337	1.67%	$649,992	$650,861	1.43%

      We are the issuer of 1.5% Senior Convertible Notes that mature in August 2023. At September 30, 2003, we were the issuer of 5.25% Convertible Subordinated Notes that were to mature in September 2008. In July 2004, our Board of Directors approved the cash redemption of all of the outstanding Subordinated Notes at a redemption price equal to 102.625% of the $150.0 million principal amount of the Subordinated Notes. All of our Subordinated Notes were redeemed on September 8, 2004. The fair value of our Senior Notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes and Subordinated Notes at September 30, 2004 and 2003:

	September 30, 2004			September 30, 2003

		Carrying			Carrying
	Principal	Amount	Fair Value	Principal	Amount	Fair Value

	(In thousands)
1.5% Senior Notes	$400,000	$400,000	$397,500	$400,000	$400,000	$441,000
5.25% Subordinated Notes	—	—	—	150,000	141,364	179,063

	$400,000	$400,000	$397,500	$550,000	$541,364	$620,063

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

      The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments at September 30, 2004:

	Contract Amount

	Foreign		Fair Value
	Currency	US$	US$

	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP 2,000	$3,614	$3,614
EURO (EUR)	EUR 1,400	1,740	1,740
Japanese Yen (YEN)	YEN 80,250	729	729

		$6,083	$6,083

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fair Isaac Corporation:

      We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair Isaac Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill effective October 1, 2002.

/s/ KPMG LLP

San Diego, California

November 10, 2004

FAIR ISAAC CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$159,870	$249,458
Marketable securities available for sale, current portion	139,435	255,893
Receivables, net	140,845	138,712
Prepaid expenses and other current assets	15,029	16,981
Deferred income taxes, current portion	10,922	6,828

Total current assets	466,101	667,872
Marketable securities available for sale, less current portion	63,446	155,312
Other investments	1,561	8,942
Property and equipment, net	53,288	50,706
Goodwill	689,345	457,842
Intangible assets, net	135,797	93,930
Deferred income taxes, less current portion	21,028	40,738
Other assets	14,213	19,831

	$1,444,779	$1,495,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,055	$15,267
Accrued compensation and employee benefits	33,670	25,839
Other accrued liabilities	32,541	25,672
Deferred revenue	41,050	31,584

Total current liabilities	120,316	98,362
Senior convertible notes	400,000	400,000
Convertible subordinated notes, net of discount	—	141,364
Other liabilities	7,992	5,905

Total liabilities	528,308	645,631

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 and 87,378 shares issued and 69,579 and 69,868 shares outstanding at September 30, 2004 and 2003, respectively)	697	699
Paid-in-capital	1,054,437	1,019,614
Treasury stock, at cost (19,278 and 17,510 shares at September 30, 2004 and 2003, respectively)	(551,977)	(486,477)
Unearned compensation	(1,814)	(3,710)
Retained earnings	417,218	319,341
Accumulated other comprehensive (loss) income	(2,090)	75

Total stockholders’ equity	916,471	849,542

	$1,444,779	$1,495,173

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended September 30,

	2004	2003	2002

Revenues	$706,206	$629,295	$392,418

Operating expenses:
Cost of revenues (1)	252,587	246,592	172,617
Research and development	71,088	67,574	33,840
Selling, general and administrative (1)	182,374	124,641	87,045
Amortization of intangible assets (1)	19,064	13,793	4,380
In-process research and development	—	—	40,200
Restructuring and acquisition-related	1,227	2,501	7,224

Total operating expenses	526,340	455,101	345,306

Operating income	179,866	174,194	47,112
Interest income	9,998	7,548	6,374
Interest expense	(16,942)	(10,605)	(1,471)
Loss on redemption of convertible subordinated notes	(11,137)	—	—
Other income, net	7,030	1,003	1,083

Income before income taxes	168,815	172,140	53,098
Provision for income taxes	66,027	64,983	35,214

Net income	$102,788	$107,157	$17,884

Earnings per share:
Basic	$1.47	$1.48	$0.33

Diluted	$1.41	$1.41	$0.32

Shares used in computing earnings per share:
Basic	69,933	72,185	54,801

Diluted	73,032	75,973	56,325

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended September 30, 2004, 2003 and 2002
(In thousands)

							Accumulated
	Common Stock						Other
							Comprehensive	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	Income

Balance at September 30, 2001	50,935	$510	$97,750	$(26,439)	$(2,161)	$200,739	$1,373	$271,772
Issuance of stock in HNC acquisition	28,170	282	719,763	—	—	—	—	720,045
Options exchanged in HNC acquisition	—	—	68,705	—	(1,827)	—	—	66,878
Restricted stock in escrow — Nykamp acquisition	131	1	2,817	—	—	—	—	2,818
Exercise of stock options	2,075	21	23,655	—	—	—	—	23,676
Tax benefit from exercised stock options	—	—	14,350	—	—	—	—	14,350
Amortization of unearned compensation	—	—	—	—	1,418	—	—	1,418
Forfeitures of stock options exchanged in HNC acquisition	—	—	(237)	—	237	—	—	—
Repurchases of common stock	(5,700)	(57)	19	(144,313)	—	—	—	(144,351)
Issuance of ESPP and ESOP shares from treasury	153	2	461	2,693	—	—	—	3,156
Issuance of restricted stock to employees from treasury, net of forfeitures	234	2	(228)	5,021	(4,795)	—	—	—
Dividends paid	—	—	—	—	—	(2,582)	—	(2,582)
Cash paid in lieu of fractional shares in effecting stock split	—	—	(140)	—	—	—	—	(140)
Net income	—	—	—	—	—	17,884	—	17,884	$17,884
Unrealized losses on investments, net of tax of $2,040	—	—	—	—	—	—	(1,304)	(1,304)	(1,304)
Cumulative translation adjustments, net of tax of $94	—	—	—	—	—	—	(148)	(148)	(148)

Balance at September 30, 2002	75,998	761	926,915	(163,038)	(7,128)	216,041	(79)	973,472	$16,432

Exercise of stock options	3,948	39	69,128	—	—	—	—	69,167
Tax benefit from exercised stock options	—	—	25,296	—	—	—	—	25,296
Amortization of unearned compensation	—	—	—	—	2,992	—	—	2,992
Forfeitures of stock options exchanged in HNC acquisition	—	—	(426)	—	426	—	—	—
Repurchases of common stock	(10,407)	(104)	35	(331,569)	—	—	—	(331,638)
Issuance of ESPP and ESOP shares from treasury	329	3	(1,334)	8,130	—	—	—	6,799
Dividends paid	—	—	—	—	—	(3,857)	—	(3,857)
Net income	—	—	—	—	—	107,157	—	107,157	$107,157
Unrealized losses on investments, net of tax of $178	—	—	—	—	—	—	(191)	(191)	(191)
Cumulative translation adjustments, net of tax of $102	—	—	—	—	—	—	345	345	345

Balance at September 30, 2003	69,868	699	1,019,614	(486,477)	(3,710)	319,341	75	849,542	$107,311

Exercise of stock options	2,472	25	17,799	28,275	—	—	—	46,099
Tax benefit from exercised stock options	—	—	15,927	—	—	—	—	15,927
Amortization of unearned compensation	—	—	—	—	1,569	—	—	1,569
Options exchanged in London Bridge acquisition	—	—	1,320	—	—	—	—	1,320
Forfeitures of stock options exchanged in acquisitions	—	—	(77)	—	77	—	—	—
Forfeitures of restricted stock issued to employees	(12)	—	12	(262)	250	—	—	—
Repurchases of common stock	(3,011)	(30)	(1)	(101,094)	—	—	—	(101,125)
Issuance of ESPP shares from treasury	268	3	(157)	7,581	—	—	—	7,427
Dividends paid	—	—	—	—	—	(4,669)	—	(4,669)
Cash paid in lieu of fractional shares in effecting stock split	(6)	—	—	—	—	(242)	—	(242)
Net income	—	—	—	—	—	102,788	—	102,788	$102,788
Unrealized losses on investments, net of tax of $568	—	—	—	—	—	—	(932)	(932)	(932)
Cumulative translation adjustments, net of tax of 1,120	—	—	—	—	—	—	(1,233)	(1,233)	(1,233)

Balance at September 30, 2004	69,579	$697	$1,054,437	$(551,977)	$(1,814)	$417,218	$(2,090)	$916,471	$100,623

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,

	2004	2003	2002

Cash flows from operating activities:
Net income	$102,788	$107,157	$17,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,881	44,935	30,985
Loss on redemption of convertible subordinated notes	11,137	—	—
Amortization of discount on convertible subordinated notes	1,437	1,442	—
In-process research and development	—	—	40,200
Share of equity in loss (earnings) of investments	19	(19)	1,045
Gain on sales of marketable securities	(7,590)	(703)	(2,662)
Amortization of unearned compensation	1,569	2,992	1,418
Deferred income taxes	11,911	2,442	5,315
Tax benefit from exercised stock options	15,927	25,296	14,350
Net (accretion) amortization of (discount) premium on marketable securities	(932)	4,248	510
Provision for doubtful accounts	1,367	4,800	2,285
Net loss (gain) on sales of property and equipment	185	(29)	253
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	11,294	(14,104)	(4,111)
Prepaid expenses and other assets	5,320	2,149	4,084
Accounts payable	(5,305)	5,238	114
Accrued compensation and employee benefits	4,079	(5,361)	13,076
Other liabilities	(5,254)	(13,397)	(21,208)
Deferred revenue	4,316	7,488	(418)

Net cash provided by operating activities	199,149	174,574	103,120

Cash flows from investing activities:
Purchases of property and equipment	(23,204)	(18,312)	(23,386)
Cash proceeds from sale of product line	—	3,562	—
Collections of notes receivable from sale of product lines	2,700	—	—
Cash paid for acquisitions, net of cash acquired	(284,731)	(48,620)	(2,593)
Cash and cash equivalents acquired in HNC acquisition	—	—	143,092
Purchases of marketable securities	(586,666)	(486,767)	(189,858)
Proceeds from sales of marketable securities	639,202	298,879	140,045
Proceeds from maturities of marketable securities	170,308	97,814	25,203
Investment in cost-method investee	(466)	(500)	—

Net cash (used in) provided by investing activities	(82,857)	(153,944)	92,503

Cash flows from financing activities:
Payments for redemption of convertible subordinated notes	(153,938)	—	—
Proceeds from issuance of senior convertible notes	—	400,000	—
Debt issuance costs — senior convertible notes	—	(8,477)	—
Proceeds from issuances of common stock under employee stock option and purchase plans	53,526	75,966	23,676
Dividends paid	(4,669)	(3,857)	(2,582)
Repurchases of common stock	(101,125)	(331,638)	(144,351)
Cash paid in lieu of fractional shares in effecting stock split	(242)	—	(140)

Net cash (used in) provided by financing activities	(206,448)	131,994	(123,397)

Effect of exchange rate changes on cash	568	—	—

(Decrease) increase in cash and cash equivalents	(89,588)	152,624	72,226
Cash and cash equivalents, beginning of year	249,458	96,834	24,608

Cash and cash equivalents, end of year	$159,870	$249,458	$96,834

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $4,351, $1,505, and $1,372 during the years ended September 30, 2004, 2003 and 2002, respectively	$41,323	$27,889	$17,791
Cash paid for interest	$14,178	$7,875	$3,938

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2004, 2003 and 2002

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

      In these consolidated financial statements, Fair Isaac Corporation is referred to as “we,” “us,” “our,” and “Fair Isaac.” HNC Software Inc., which we acquired in August 2002 (see Note 2), is referred to as “HNC.” London Bridge Software Holdings plc, which we acquired in May 2004 (see Note 2), is referred to as “London Bridge.”

Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of Fair Isaac and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, software development costs and deferred tax assets; the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash in banks and investments with an original maturity of 90 days or less at time of purchase.

Fair Value of Financial Instruments

      The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and employee benefits, and other accrued liabilities, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our marketable security investments are disclosed in Note 4. The fair values of our cost-method investments approximate their recorded values. The fair value of our senior convertible notes and our convertible subordinated notes is disclosed in Notes 9 and 10, respectively.

Investments

      Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. While it is our intent to hold debt securities to maturity, our investments in U.S. government obligations and marketable equity and debt securities that have readily determinable fair values are classified as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Therefore, such securities are carried at fair value with unrealized gains or losses related to these securities included in comprehensive income (loss). Realized gains and losses are included in other

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

income (expense), net. The cost of investments sold is based on the specific identification method. Losses resulting from other than temporary declines in fair value are charged to operations. Investments with remaining maturities over one year are classified as long-term investments.

      Our investments in equity securities of companies over which we do not have significant influence are accounted for under the cost method. Investments in which we own 20% to 50% and exercise significant influence over operating and financial policies are accounted for using the equity method. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to, and financial guarantees for the investee. Under the cost method, the investment is originally recorded at cost and adjusted for additional contributions or distributions. Management periodically reviews equity-method and cost-method investments for instances where fair value is less than the carrying amount and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the carrying amount of the security is written down to fair value and the resulting loss is charged to operations.

Concentration of Risk

      Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable, which are generally not collateralized. Our policy is to place our cash, cash equivalents, and marketable securities with high credit quality financial institutions, commercial corporations and government agencies in order to limit the amount of credit exposure. We have established guidelines relative to diversification and maturities for maintaining safety and liquidity. We generally do not require collateral from our customers, but our credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses.

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

      The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are recorded in operations. Depreciation and amortization on property and equipment totaled $26.1 million, $30.9 million and $26.5 million for fiscal years 2004, 2003 and 2002, respectively.

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
Years Ended September 30, 2004, 2003 and 2002

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

Capitalized Software Development Costs

      All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent direct costs such as coding, debugging and testing are capitalized. Capitalized software development costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Capitalized software development costs were $1.3 million and $3.0 million, net of accumulated amortization of $2.1 million and $0.4 million, as of September 30, 2004 and 2003, respectively, and are included in other long-term assets in the accompanying consolidated balance sheets. Amortization expense related to capitalized software development costs totaled $1.7 million, $0.3 million and $0.2 million for fiscal years 2004, 2003 and 2002, respectively.

      At each balance sheet date, we compare a product’s unamortized capitalized cost to the product’s estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, reductions or write-offs of capitalized software development costs could result. No write-offs were recorded during fiscal 2004, 2003 or 2002.

Goodwill and Intangible Assets

      We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our intangible assets have definite lives and are being amortized in accordance with this statement. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting (see Note 2).

      We amortize our intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, using the straight-line method or based on the forecasted cash flows associated with the assets over the following estimated useful lives:

Estimated Useful Life

Completed technology	5 to 6 years
Customer contracts and relationships	3 to 15 years
Trade name	4 to 5 years
Other	2 to 5 years

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
Years Ended September 30, 2004, 2003 and 2002

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

      Transactional or unit-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. The determination of certain of our transactional or unit-based license fee revenues requires the use of estimates, principally related to transaction usage or active account volumes in instances where this information is reported to us by our clients on a monthly or quarterly basis in arrears. In these instances, we estimate transaction volumes based on preliminary customer transaction information, if available, or based on average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported.

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
Years Ended September 30, 2004, 2003 and 2002

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

      As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. If not, we apply the separation provisions of the Emerging Issues Task Force (“EITF”) consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF Issue No. 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. Sometimes this results in recognizing the entire arrangement fee when delivery of the last element in a multiple element arrangement occurs. For example, if the last undelivered element is a service, we recognize revenue for the entire arrangement fee as the service is performed, or if no pattern of performance is discernable, we recognize revenue on a straight-line basis over the term of the arrangement.

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

Income Taxes

      Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount “more likely than not” to be realized in future tax returns. Tax rate changes are reflected in income during the period the changes are enacted.

Earnings Per Share

      Diluted earnings per share are based on the weighted-average number of common shares outstanding and potential common shares. Potential common shares result from the assumed exercise of outstanding stock options or other potentially dilutive equity instruments, including our outstanding senior convertible notes and convertible subordinated notes, when they are dilutive under the treasury stock method or the if-converted method. Basic earnings per share are computed on the basis of the weighted-average number of common shares outstanding.

Comprehensive Income (Loss)

      Comprehensive income (loss) is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income, foreign currency translation adjustments and unrealized gains and losses, net of tax, on our investments in marketable securities.

Foreign Currency

      We have determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in their local foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders’ equity.

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

      At the end of the reporting period, foreign currency denominated receivable and cash balances are remeasured into the functional currency of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in other income (expense) in the accompanying consolidated statements of income. The resulting gains or losses from the forward foreign currency contracts described above, which are also included in other income (expense), mitigate the exchange rate risk of the associated assets.

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
Years Ended September 30, 2004, 2003 and 2002

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

      In connection with our acquisition of Seurat Company (“Seurat”) (see Note 2) during fiscal 2004, awards for 212,250 shares, net of forfeitures, with a modified exercise price of $35.50 (original exercise price of $39.47) were granted to Seurat employees, which are subject to variable plan accounting. No compensation cost was recognized for the year ended September 30, 2004 as the quoted market price of our common stock at September 30, 2004 did not exceed the $35.50 exercise price.

      During fiscal 2002, we granted approximately 234,000 shares of restricted stock, net of forfeitures, to various key employees, for which we recorded deferred compensation of $4.8 million, net of forfeitures, based upon the aggregate market value of the shares at the grant date. The shares of the restricted stock vest in 25% increments at each annual anniversary from the grant date. We are amortizing this deferred compensation on a straight-line basis over the total four-year vesting period. Amortization of deferred compensation related to these grants totaled $1.1 million, $1.2 million and $0.2 million during fiscal 2004, 2003 and 2002, respectively, and is recorded in cost of revenues, research and development, and selling, general and administrative expense within the accompanying consolidated statements of income.

      In connection with our acquisition of HNC during fiscal 2002, we recorded $1.8 million to deferred compensation representing the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of acquisition. The deferred compensation is being amortized on a straight-line basis over the vesting period of the options. Amortization of deferred compensation related to these options totaled $0.3 million, $0.8 million and $0.2 million during fiscal 2004, 2003 and 2002, respectively, and is recorded in cost of revenues, research and development, and selling, general and administrative expense within the accompanying consolidated statements of income.

      During fiscal 2000, we granted 1,417,500 stock options to an officer, in which the quoted market price of our common stock at the grant date exceeded the stock options’ exercise price, and recorded associated deferred compensation of $4.0 million. The deferred compensation was being amortized on a straight-line basis over the four-year vesting period of the options, which ended during fiscal 2004. Amortization of deferred compensation related to these options totaled $0.2 million, $1.0 million and $1.0 million during fiscal 2004, 2003 and 2002, and is recorded in selling, general and administrative expense in the accompanying consolidated statements of income.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for fiscal 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands, except per share data)
Net income, as reported	$102,788	$107,157	$17,884
Add: Stock-based employee compensation expense included in reported net income, net of tax	954	1,863	883
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(23,826)	(19,976)	(13,439)

Pro forma net income	$79,916	$89,044	$5,328

Earnings per share, as reported:
Basic	$1.47	$1.48	$0.33

Diluted	$1.41	$1.41	$0.32

Pro forma earnings per share:
Basic	$1.14	$1.23	$0.10

Diluted	$1.10	$1.18	$0.09

      The weighted-average fair value of options granted during fiscal 2004, 2003 and 2002 was $14.75, $13.37 and $11.71, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions during fiscal 2004, 2003 and 2002:

	2004	2003	2002

Expected life (years)	4	4	4
Interest rate	2.9%	2.6%	3.7%
Volatility	53%	55%	56%
Dividend yield	0.2%	0.2%	0.2%

      The weighted-average fair value of employee purchase rights granted pursuant to the 1999 Employee Stock Purchase Plan during fiscal 2004, 2003 and 2002 was $7.77, $7.87 and $6.57, respectively. The fair value of those purchase rights at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions during fiscal 2004, 2003 and 2002:

	2004	2003	2002

Expected life (years)	0.5	0.5	0.5
Interest rate	1.3%	1.1%	1.7%
Volatility	30%	37%	49%
Dividend yield	0.2%	0.2%	0.2%

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
Years Ended September 30, 2004, 2003 and 2002

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

Advertising and Promotion Costs

      Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $6.5 million, $3.8 million and $1.5 million in fiscal 2004, 2003 and 2002, respectively, and are included in selling, general and administrative expense in the accompanying consolidated statements of income.

Patents and Trademarks

      Costs of internally developing and maintaining patents and trademarks as well as costs incurred resulting from claims and legal actions related to our patents and trademarks are expensed as incurred.

Adoption of New Accounting Pronouncements

      We initially adopted the EITF consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on July 1, 2004, and the Financial Accounting Standards Board Staff Position (“FSP”) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on September 30, 2004. The consensus on Issue No. 03-1 applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These disclosures are included in Notes 4 and 6. FSP EITF Issue No. 03-1-1 delays the effective date of paragraphs 10-20 of EITF Issue No. 03-1, which provide guidance for determining whether the impairment is other than temporary, the measurement of an impairment loss, and accounting considerations subsequent to the recognition of an other-than-temporary impairment. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 and FSP EITF Issue No. 03-1-1 did not have a material impact on our financial position or results of operations.

2.	Acquisitions

London Bridge Software Holdings plc

      On April 26, 2004, our Board of Directors, together with the Board of Directors of London Bridge, a provider of intelligent business software, announced that they had reached agreement on the terms of a recommended cash offer (the “Offer”) to be made by us and by Hawkpoint Partners Limited on our behalf outside of the United States for the entire issued and to be issued ordinary share capital of London Bridge. The Offer was made on April 30, 2004.

      On May 28, 2004, we announced that valid acceptances of the Offer had been received in respect of a total of approximately 159.6 million London Bridge shares, representing approximately 93.4% of the issued share capital of London Bridge. Accordingly, all conditions related to the Offer were deemed to have been satisfied, and the Offer was declared unconditional by us in all respects. As of June 30, 2004, acceptances in respect of approximately 96% of the issued London Bridge share capital had been received, and during our fourth quarter ended September 30, 2004, we acquired all remaining outstanding London Bridge shares through compulsory acquisition procedures under U.K. law. Accordingly, as of September 30, 2004, we owned 100% of London Bridge’s issued share capital.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

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

      The total purchase price is summarized as follows (in thousands):

Total cash consideration for share capital	$303,025
Acquisition-related costs	5,865
Fair value of options to purchase Fair Isaac common stock	1,320

Total purchase price of acquisition	$310,210

      In connection with the acquisition, we issued 99,096 options to purchase Fair Isaac common stock in exchange for certain London Bridge options. The table above reflects the total fair value of these options based on application of the Black-Scholes option pricing model. All of these exchanged options were issued out-of-the money (zero intrinsic value) commensurate with that of the London Bridge options that were replaced. Accordingly, no portion of the fair value was allocated to unearned future compensation.

      Our preliminary allocation of the purchase price was allocated as follows (in thousands):

Assets:
Cash and cash equivalents	$28,858
Receivables	12,212
Prepaid expenses and other current assets	1,802
Property and equipment	4,488
Goodwill	220,551
Intangible assets:
Completed technology	33,780
Customer contracts and relationships	26,400
Other assets	6,247

Total assets	334,338

Liabilities:
Current liabilities	16,845
Deferred revenue	5,119
Non-current liabilities	2,164

Total liabilities	24,128

Total purchase price of acquisition	$310,210

      The preliminary allocation of the purchase price is pending completion of several elements, including the determination of potential liabilities assumed related to certain product warranty obligation contingencies. Accordingly, we expect that there may be material adjustments to the allocation of the purchase price recorded in future periods. In

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

addition, on November 17, 2004, we received a notice from the Inland Revenue department relating to the completion of a tax audit of London Bridge for the fiscal periods ended December 31, 2001 and 2000. As a result of this notice, we adjusted our preliminary allocation of the London Bridge purchase price to reflect the reduction in foreign taxes payable and goodwill by $12.9 million.

      The acquired intangible assets have a weighted average useful life of approximately 7.3 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, six years; and customer contracts and relationships, nine years. In addition, no value was recorded to in-process research and development. The goodwill was allocated to our Strategy Machine Solutions and Analytic Software Tools operating segments in the amounts of $185.2 million and $35.4 million, respectively. None of this goodwill is deductible for tax purposes.

      During the quarter ended June 30, 2004, in connection with our acquisition of London Bridge, we entered into a forward foreign currency contract to sell £170.0 million for $300.1 million. This contract was entered into to offset exchange rate transaction gains or losses on Great Britain Pounds (“GBP”) cash balances that were held by our wholly-owned acquiring subsidiary, whose functional currency is that of the U.S. Dollar, for the purpose of funding the London Bridge acquisition. We reduced the notional amount of the forward currency contract in connection with the payment of consideration to the selling shareholders, and settled the contract in the fourth quarter of fiscal 2004. During fiscal 2004, we recorded realized losses on this contract totaling $10.4 million, which is included in other income, net in the accompanying condensed consolidated statements of income. These losses were principally offset by foreign currency transaction gains of $9.0 million, which are also included in other income, net.

Seurat Company

      On October 1, 2003, we acquired substantially all of the assets of Seurat for cash consideration of $5.0 million. Seurat is a provider of solutions and services that help companies target, acquire and retain customers through creative marketing strategies. We accounted for this transaction using the purchase method of accounting. The results of operations of Seurat have been included in the accompanying consolidated statements of income beginning on October 1, 2003. Our allocation of the purchase price, including $0.1 million in acquisition costs, was as follows: (i) $3.6 million was allocated to net tangible assets, consisting principally of receivables and property and equipment, (ii) $1.4 million was allocated to intangible assets, consisting of acquired customer contracts and relationships, and (iii) $0.1 million was allocated to goodwill. The acquired intangible assets have an estimated useful life of five years and are being amortized over this period using the straight-line method. The goodwill was allocated entirely to our Strategy Machine Solutions operating segment, all of which is deductible for tax purposes.

Diversified HealthCare Services, Inc.

      On September 17, 2003, we acquired all of the outstanding stock of Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”), a provider of medical bill review products and services for the workers’ compensation insurance industry, in exchange for cash consideration of $30.2 million and contingent cash consideration of up to $13.9 million consisting of: (i) up to $13.5 million if certain revenue parameters are achieved during the calendar year ended December 31, 2004, and (ii) up to $0.4 million if certain acquired accounts receivable balances are collected through September 2004. In connection with this acquisition, we placed $3.9 million into escrow to secure certain contingent consideration elements as well as to secure us against potential future indemnification obligations of the selling shareholders, which was included in other assets in the accompanying balance sheet at September 30, 2003. During fiscal 2004, $0.1 million and $0.3 million of this amount were released in favor of the selling shareholders and Fair Isaac, respectively, relating to certain acquired accounts receivable balances. The remaining $3.5 million is included in other assets in the accompanying consolidated balance sheet at September 30, 2004. This acquisition was consummated principally to expand our medical bill review customer base. We accounted for this transaction using the purchase method of accounting. The results of operations of Diversified HealthCare Services have been included in the accompanying consolidated statements of income beginning on September 17, 2003.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      Our allocation of the purchase price, including accrued acquisition costs of $0.2 million, is summarized as follows (in thousands):

Assets:
Cash and cash equivalents	$2,267
Receivables	2,833
Other current assets	194
Property and equipment	452
Goodwill	21,227
Intangible assets:
Completed technology	50
Customer contracts and relationships	8,560
Non-competition agreements	100
Other assets	90

Total assets	35,773

Liabilities:
Accounts payable and accrued expenses	5,219
Non-current liabilities	190

Total liabilities	5,409

Net assets	$30,364

      The acquired intangible assets have a weighted average useful life of approximately seven years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, five years; customer contracts and relationships, seven years; and non-competition agreements, three years. The goodwill was allocated entirely to our Strategy Machine Solutions operating segment, all of which is deductible for tax purposes.

NAREX Inc.

      On July 24, 2003, we acquired all of the outstanding stock of NAREX Inc. (“NAREX”), a provider of collections and recovery solutions to financial institutions, collections agencies and debt buyers, in exchange for cash consideration of $10.0 million. In connection with this acquisition, we placed $1.0 million of the consideration into escrow to secure us against potential future indemnification obligations of the selling shareholders, which we released in favor of the selling shareholders during fiscal 2004. This acquisition was consummated principally to expand our financial market product offerings into the areas noted above. We accounted for this transaction using the purchase method of accounting. The results of operations of NAREX have been included in the accompanying consolidated statements of income beginning on July 24, 2003.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      Our allocation of the purchase price, including accrued acquisition costs of $0.2 million, is summarized as follows (in thousands):

Assets:
Cash and cash equivalents	$365
Receivables	174
Other current assets	455
Property and equipment	525
Goodwill	8,265
Intangible assets:
Completed technology	3,680
Customer contracts and relationships	890
Non-competition agreements	160

Total assets	14,514

Liabilities:
Accounts payable and accrued expenses	3,604
Deferred revenue	721

Total liabilities	4,325

Net assets	$10,189

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

Spectrum Managed Care, Inc.

      On December 31, 2002, we acquired substantially all of the assets of the medical bill review business of Spectrum Managed Care, Inc. (“Spectrum”), a wholly owned subsidiary of Ward North America Holding, Inc., for cash consideration of $7.150 million. In connection with this acquisition, we placed $0.3 million of the consideration into escrow to secure potential future indemnification obligations of the seller, which we released in favor of the seller in fiscal 2004. This acquisition was consummated in order to expand our outsourced medical bill review service offering and has been accounted for using the purchase method of accounting. The results of operations of Spectrum have been included in the accompanying consolidated statements of income beginning on December 31, 2002.

      The total consideration paid, including accrued acquisition costs of $25,000, was allocated to the acquired assets as follows (in thousands):

Assets:
Property and equipment	$127
Customer contracts and relationships	4,908
Goodwill	2,140

$7,175

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      The acquired contracts and relationships have a weighted average estimated useful life of approximately 10 years and are being amortized over this term based on the forecasted cash flows associated with the assets. The goodwill was allocated entirely to our Strategy Machine Solutions operating segment, all of which is deductible for tax purposes.

HNC Software Inc.

      On August 5, 2002, we completed our acquisition of HNC, a provider of high-end analytic and decision management software. Under the merger agreement, the stockholders of HNC received 0.779 of a newly issued share of the Fair Isaac common stock for each share of HNC stock held, and we assumed outstanding HNC stock options based on the same ratio. Results of operations of HNC have been included in our results prospectively from August 5, 2002. We acquired HNC primarily to offer a broader product footprint addressing customer acquisition, origination and management as well as to increase our industry and international presence.

      We accounted for this transaction using the purchase method of accounting. The transaction resulted in the issuance of approximately 28,170,000 shares of Fair Isaac’s common stock and the issuance of approximately 5,847,000 options to purchase Fair Isaac common stock in exchange for HNC options outstanding at the date of issuance. The total consideration paid for the acquisition of HNC was calculated as follows (in thousands, except share data):

Fair value of 28,170,000 shares of Fair Isaac common stock	$720,045
Acquisition related costs	8,545
Fair value of options to purchase Fair Isaac common stock, less $1.8 million representing the portion of the intrinsic value of HNC’s unvested options	66,878

Total consideration paid	$795,468

      The fair value of the common stock issued in the transaction was valued at approximately $25.56 per share, which is equal to the weighted average closing sale price per share, by volume, of Fair Isaac’s common stock as reported on the New York Stock Exchange for the five-day trading period beginning two days before and ending two days after the acquisition announcement date of April 29, 2002.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      The total consideration paid was allocated to the acquired assets and assumed liabilities as follows (in thousands):

Assets:
Cash, cash equivalents, and investments	$324,619
Receivables	37,835
Other current assets	2,818
Property and equipment	17,802
Goodwill	437,202
Intangible assets:
Trade name	8,600
Completed technology	42,000
Customer contracts and relationships	39,700
In-process research and development	40,200
Other assets	25,809

Total assets	976,585

Liabilities:
Current liabilities	38,029
Non-current liabilities	3,390
Convertible subordinated notes	139,698

Total liabilities	181,117

Net assets	$795,468

      Of the acquired intangible assets, $40.2 million pertained to in-process research and development and was charged to operations on the acquisition date. The remaining acquired intangible assets have a weighted average useful life of approximately nine years and are being amortized using the straight-line method over their estimated useful lives as follows: trade name, five years; completed technology, five years; and customer contracts and relationships, 15 years. The goodwill was allocated to our Strategy Machine Solutions, Scoring Solutions and Analytic Software Tools operating segments in the amounts of $337.6 million, $88.3 million and $11.3 million, respectively. None of this goodwill is deductible for tax purposes.

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
Years Ended September 30, 2004, 2003 and 2002

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

      Two of our officers are former HNC employees that were party to agreements with HNC providing for payment in the event of a change in control of HNC, 80% of which was payable immediately and 20% of which was payable after three months of service following the acquisition date. As a result of our acquisition of HNC, these employees were paid the first installment in August 2002, and we assumed the obligation to make aggregate cash payments of $0.3 million to these employees in November 2002. During fiscal 2003 and 2002, we recorded expense of $0.1 million and $0.2 million, respectively, relating to these agreements. This amount was paid in November 2002.

Nykamp Consulting Group, Inc.

      On December 17, 2001, we acquired substantially all of the assets of Nykamp Consulting Group, Inc. (“Nykamp”), a privately-held company that provides customer relationship management (“CRM”) strategy and implementation services. We accounted for this transaction using the purchase method of accounting. Purchase consideration under the agreement included cash consideration of $2.8 million, including $0.4 million that we placed into escrow to secure specifically identified receivable balances, and the issuance of $3.0 million in restricted Fair Isaac common stock. We placed 131,000 shares of our common stock into escrow to securitize the restricted stock obligation, which was originally to be issued in installments of $1.0 million each on the first, second and third anniversaries from the acquisition, beginning on December 17, 2002, subject to indemnification claims made by us, if any. We recorded the restricted stock at a discounted amount of $2.8 million within our accompanying consolidated statement of stockholders’ equity. Results of operations of Nykamp have been included in our results prospectively from December 17, 2001. Our rationale for acquiring Nykamp was to expand our CRM consulting and implementation offerings.

      Of the $0.4 million that we placed into escrow, we released an aggregate of $0.3 million to the selling shareholders during fiscal 2002 and 2003, and the remaining $0.1 million was released in favor of Fair Isaac during fiscal 2003. During fiscal 2003, we also released approximately 29,000 shares of the restricted Fair Isaac common stock held in escrow to the selling shareholders. The remaining shares of restricted stock, by virtue of a clause in the purchase agreement pertaining to a change in employment status of one of the selling shareholders, is now scheduled to be issued on the fifth anniversary of the acquisition, subject to indemnification claims made by us, if any. The number of shares to be issued will be determined by dividing the $2.0 million by the average market price of our common stock for the ten consecutive trading days leading up to the issuance date.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      The total consideration paid was allocated to the acquired assets and assumed liabilities as follows (in thousands):

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

Unaudited Pro Forma Results of Operations

      The following unaudited pro forma results of operations present the impact on our results of operations for fiscal 2004 and 2003 as if our London Bridge acquisition had occurred on October 1, 2003 and 2002, respectively.

	2004		2003

		Pro forma		Pro forma
		Combined		Combined
	Historical	(Unaudited) (a)	Historical	(Unaudited)

	(In thousands, except per share data)
Revenues	$706,206	$765,474	$629,295	$704,356
Net income	$102,788	$79,523	$107,157	$84,816
Basic earnings per share	$1.47	$1.14	$1.48	$1.17
Diluted earnings per share	$1.41	$1.09	$1.41	$1.12

(a)	Includes a write-off of $6.9 million recorded by London Bridge in its May 2004 historical financial statements, related to the impairment of an equity investment and the write-off of a note receivable and trade receivables that were due from that investee.

3.	Sales of Product Line Assets

      In October 2002, we entered into an agreement with Open Solutions, Inc. (“OSI”), pursuant to which we sold HNC’s former Profit Vision product line, associated customer base, intellectual property rights and other related assets in exchange for a $1.0 million secured promissory note from OSI and OSI’s assumption of certain related product line liabilities. The promissory note received bore interest at a rate of 4.5% per annum and all principal and interest was paid in full in December 2003. We discounted this note by $0.2 million to reflect estimated market interest rates and amortized the discount over the term of the note using the effective interest method.

      In November 2002, we entered into an agreement with Bridium, Inc. (“Bridium”), pursuant to which we sold HNC’s former Connectivity Manager product line, associated customer base, intellectual property rights and other related assets in exchange for $3.0 million in cash and a $3.0 million secured promissory note from Bridium, as well as Bridium’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 7.0% per annum and is due and payable in twelve quarterly installments, which commenced in April 2003 and end in April 2006. The promissory note is secured by the assets sold to Bridium and is also guaranteed by Bridium’s parent company. We

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

discounted this note by $0.4 million to reflect estimated market interest rates and are amortizing this discount over the term of the note using the effective interest method.

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

4.	Marketable Securities Available for Sale

      The following is a summary of marketable securities available for sale at September 30, 2004 and 2003:

	2004				2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(In thousands)
Short-term:
U.S. government obligations	$99,820	$—	$(325)	$99,495	$199,995	$390	$(13)	$200,372
U.S. corporate debt	40,048	—	(108)	39,940	55,428	104	(11)	55,521

	$139,868	$—	$(433)	$139,435	$255,423	$494	$(24)	$255,893

Long-term:
U.S. government obligations	$42,132	$—	$(189)	$41,943	$102,910	$378	$(17)	$103,271
U.S. corporate debt	17,816	1	(67)	17,750	48,292	96	(49)	48,339
Marketable equity securities	4,169	—	(416)	3,753	4,481	—	(779)	3,702

	$64,117	$1	$(672)	$63,446	$155,683	$474	$(845)	$155,312

      Short-term marketable securities mature at various dates over the course of the next twelve months. Our long-term U.S. government obligations and U.S. corporate debt investments mature at various dates over the next one to three years. During fiscal 2004, 2003 and 2002, we recognized gross realized gains on the sale of investments totaling $7.6 million, $0.7 million and $2.7 million, respectively, which are included in other income, net in the accompanying consolidated statements of income.

      The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less than 12 Months		12 months or Greater		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Short-term:
U.S. government obligations	$95,345	$(325)	$—	$—	$95,345	$(325)
U.S. corporate debt	33,037	(106)	6,903	(2)	39,940	(108)

	$128,382	$(431)	$6,903	$(2)	$135,285	$(433)

Long-term:
U.S. government obligations	$41,443	$(189)	$—	$—	$41,443	$(189)
U.S. corporate debt	9,749	(67)	—	—	9,749	(67)

	$51,192	$(256)	$—	$—	$51,192	$(256)

      The unrealized losses from our fixed income securities at September 30, 2004 are primarily attributable to changes in interest rates. Because we have the ability to hold these fixed income securities until a recovery of fair value, which may be maturity, we do not consider these securities to be other-than temporarily impaired at September 30, 2004.

5.	Receivables

      Receivables at September 30, 2004 and 2003 consist of the following:

	2004	2003

	(In thousands)
Billed	$123,127	$102,839
Unbilled	32,305	40,470

	155,432	143,309
Less: allowance	(14,587)	(4,597)

Receivables, net	$140,845	$138,712

      Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During fiscal 2004, 2003 and 2002, we increased our allowance for the provision for doubtful accounts by $1.4 million, $4.8 million and $2.3 million, respectively, recorded an allowance for doubtful accounts on acquired receivables of $8.9 million, $0 and $4.1 million, respectively, and wrote off (net of recoveries) $0.3 million, $5.5 million and $3.6 million, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

6.	Other Investments

      Other long-term investments include the following at September 30, 2004 and 2003:

	2004	2003

	(In thousands)
Cost-method investments	$1,561	$8,565
Other	—	377

	$1,561	$8,942

      As a result of our acquisition of HNC, we obtained two investments accounted for using the cost method as follows: (i) an approximate 6.0% ownership interest in OSI, a developer of client/server core data processing solutions for community banks and credit unions, and (ii) we are a limited partner in Azure Venture Partners I, L.P. (“Azure”), a venture capital investment management fund. The OSI and Azure investments were recorded by us at their estimated fair values of $7.5 million and $2.1 million, respectively, in connection with the HNC acquisition.

      In November 2003, OSI completed an initial public offering of its common stock, at which time we began accounting for it as a marketable equity security. In May 2004, we sold our investment in OSI for net proceeds of $14.1 million, which includes a realized gain of $6.6 million ($4.0 million net of tax) that is included in other income, net, within the accompanying consolidated statement of income for the year ended September 30, 2004.

      During the first quarter of fiscal 2003, we recorded a $1.5 million reduction to the carrying amount of Azure. The reduction in the Azure investment carrying amount was made based on valuation estimates obtained from Azure management, from which we determined that the fair value of this investment approximated $0.6 million. As the valuation estimates were obtained shortly after the HNC acquisition and there were no impairment triggering events subsequent to the HNC acquisition, the reduction to the carrying amount of Azure was recorded as an adjustment to goodwill. During the third quarter of fiscal 2003 and 2004, we invested an additional $0.5 million and $0.5 million, respectively, into Azure in connection with two capital calls, and we are committed to invest an additional $0.8 million into this fund. The ultimate timing of this additional investment will be dependent on when the fund managers make additional capital calls. It is possible that additional capital calls may require us to invest some or all of our remaining commitment during fiscal 2005. Including this commitment, our percentage ownership in this fund will not exceed two percent of the total fund ownership. The carrying amount of our Azure cost method investment was $1.6 million and $1.1 million at September 30, 2004 and 2003, respectively.

7.	Goodwill and Intangible Assets

      We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our remaining intangible assets have definite lives and are being amortized in accordance with this statement.

      In connection with our adoption of SFAS No. 142, we were required to assess whether goodwill within our reporting units was impaired at the date of our adoption of this statement using a two-step transitional impairment test. As prescribed by this statement, we have determined that our reporting units are the same as our reportable segments (see Note 18). We completed the first step of our transitional impairment testing during fiscal 2003, and determined that goodwill was not impaired as of October 1, 2002. Accordingly, we were not required to complete the second step of the transitional impairment test. We selected the fourth quarter to perform our annual goodwill impairment test, and determined that goodwill was not impaired as of July 1, 2004 and 2003.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      Intangible assets that are subject to amortization under SFAS No. 142 consist of the following:

	September 30,	September 30,
	2004	2003

	(In thousands)
Completed technology	$79,510	$45,730
Customer contracts and relationships	81,838	54,213
Trade name	9,090	9,090
Other	974	974
Foreign currency translation adjustments	(629)	—

	170,783	110,007
Less: accumulated amortization	(34,986)	(16,077)

	$135,797	$93,930

      Amortization expense associated with our intangible assets and goodwill, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income, consisted of the following during fiscal 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands)
Cost of revenues	$10,986	$8,523	$1,336
Selling, general and administrative expenses	8,078	5,270	3,044

	$19,064	$13,793	$4,380

      In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets and goodwill. Intangible asset amortization expense totaled $19.1 million, $13.8 million and $2.3 million during fiscal 2004, 2003 and 2002, respectively, and goodwill amortization, prior to our adoption of SFAS No. 142, totaled $2.1 million during fiscal 2002.

      Estimated future intangible asset amortization expense associated with intangible assets existing as of September 30, 2004 is as follows (in thousands):

Fiscal Year

2005	$25,185
2006	24,286
2007	22,420
2008	13,711
2009	12,654
Thereafter	37,541

$135,797

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      For comparative purposes, the following table summarizes reported results for fiscal 2002, adjusted to exclude the amortization of goodwill as if the provisions of SFAS No. 142 had been adopted as of the beginning of this period:

		Earnings Per Share

	Net Income	Basic	Diluted

	(In thousands, except per share data)
Fiscal Year 2002:
As reported	$17,884	$0.33	$0.32
Amortization of goodwill	2,096	0.03	0.03

As adjusted	$19,980	$0.36	$0.35

      The following table summarizes changes to goodwill during fiscal 2004 and 2003, both in total and as allocated to our operating segments (Note 18).

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total

	(In thousands)
Balance at September 30, 2002	$331,558	$85,508	$2,706	$10,967	$430,739
Goodwill acquired in acquisitions (see Note 2)	29,308	—	—	—	29,308
Purchase accounting adjustments	1,940	507	371	65	2,883
Product line dispositions (see Note 3)	(5,088)	—	—	—	(5,088)

Balance at September 30, 2003	357,718	86,015	3,077	11,032	457,842
Goodwill acquired in acquisitions (see Note 2)	185,285	—	—	35,383	220,668
Purchase accounting adjustments	10,889	2,239	—	288	13,416
Foreign currency translation adjustments	(2,168)	—	—	(413)	(2,581)

Balance at September 30, 2004	$551,724	$88,254	$3,077	$46,290	$689,345

      During fiscal 2004, we adjusted our preliminary allocation of the HNC, NAREX and Diversified HealthCare Services purchase prices. The HNC adjustment was attributable primarily to an $11.1 million reduction in net deferred tax assets associated with tax amortizable goodwill from the HNC acquisition, which resulted in an $11.1 million net increase to goodwill. The NAREX adjustment reflects the completion of a plan to exit certain office space acquired in connection with our acquisition, which resulted in a $1.7 million lease exit accrual and increase to goodwill. The remaining adjustments reflect a net increase in assumed liabilities from the NAREX and Diversified HealthCare Services acquisitions, which resulted in a $0.6 million net increase to goodwill.

      During fiscal 2003, we adjusted our preliminary allocation of the HNC purchase price, which resulted in a $2.5 million net increase to goodwill. During this period, we also adjusted our preliminary allocation of the Nykamp purchase price to reflect the reduction in fair value of certain assets acquired by us, which resulted in a $0.4 million increase to goodwill. The HNC adjustments reflect: (i) a $3.5 million reduction in net deferred tax assets resulting from our revision of estimates related to research and development credit and net operating loss carryforwards assumed in the HNC acquisition, which consisted of a $5.6 million reduction of gross deferred tax assets and a $2.1 million reduction in the deferred tax asset valuation allowance, (ii) a $1.4 million reduction in the carrying amount of our cost-method investment in Azure Venture Partners I, L.P. (“Azure”) (see Note 6), and (iii) a $2.4 million net reduction in assumed liabilities, principally related to revisions made to our estimate of future facility lease exit costs.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

8.	Composition of Certain Financial Statement Captions

	September 30,

	2004	2003

	(In thousands)
Property and equipment:
Data processing equipment and software	$103,019	$120,931
Office furniture, vehicles and equipment	27,305	26,184
Leasehold improvements	22,620	21,811
Less accumulated depreciation and amortization	(99,656)	(118,220)

	$53,288	$50,706

Other accrued liabilities:
Income taxes payable	$6,517	$9,027
Other	26,024	16,645

	$32,541	$25,672

9.	Senior Convertible Notes

      In August 2003, we issued $400.0 million of 1.5% Senior Convertible Notes (the “Senior Notes”) that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain merger and acquisition activities.

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
Years Ended September 30, 2004, 2003 and 2002

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

      We recorded interest expense of $8.1 million and $1.3 million related to the Senior Notes during fiscal 2004 and 2003, respectively. The fair value of the Senior Notes at September 30, 2004 and 2003, as determined based upon quoted market prices, was $397.5 million and $441.0 million, respectively.

10.	Convertible Subordinated Notes

      In connection with our acquisition of HNC and the subsequent liquidation of the HNC entity, we assumed $150.0 million of 5.25% Convertible Subordinated Notes (the “Subordinated Notes”) that were to mature on September 1, 2008. The Subordinated Notes were convertible into shares of Fair Isaac common stock at a conversion price of $36.99 per share, subject to anti-dilution adjustment. The conversion price was equivalent to a conversion rate of approximately 27.03 shares of Fair Isaac common stock per $1,000 principal amount of the Subordinated Notes. The Subordinated Notes were general unsecured obligations of Fair Isaac and were subordinated in right of payment to all existing and future senior indebtedness of Fair Isaac. Interest on the Subordinated Notes was payable on March 1 and September 1 of each year until maturity.

      In connection with the HNC acquisition, we recorded the Subordinated Notes at their fair market value of $139.7 million, as determined by reference to quoted market prices on August 5, 2002, which resulted in a note discount of $10.3 million. We have been accreting this amount over the remaining term of the Subordinated Notes to their $150.0 million maturity value using the effective interest method. We recorded interest expense of $8.8 million, $9.3 million and $1.5 million related to the Subordinated Notes during fiscal 2004, 2003 and 2002, respectively. The carrying amount of the Subordinated Notes at September 30, 2003 was $141.4 million. The fair value of the Subordinated Notes at September 30, 2003, as determined based upon quoted market prices, was $179.1 million.

      In July 2004, our Board of Directors approved the cash redemption of all of the outstanding Subordinated Notes at a redemption price equal to 102.625% of the $150.0 million principal amount of the Subordinated Notes, pursuant to the redemption criteria in the indenture. On September 8, 2004, we redeemed all of the outstanding Subordinated Notes for $153.9 million, which resulted in the recognition of a loss on redemption of $11.1 million, representing the excess of the redemption cost over the carrying amount of the notes upon redemption.

11.	Credit Agreement

      We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2006. Under the agreement, as amended, we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% (which was 3.09% at September 30, 2004) or at the financial institution’s Prime Rate (which was 4.75% at September 30, 2004), payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter into contracts with the financial institution to purchase and sell certain currencies, subject to a

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

maximum aggregate amount of $25.0 million and other specified limits. As of September 30, 2004, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of September 30, 2004, this credit facility served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility.

12.	Restructuring and Acquisition-Related Expenses

      During fiscal 2002, in connection with our acquisition of HNC, we incurred charges totaling $7.2 million, consisting of the following: (i) $5.0 million in restructuring charges, including $3.2 million in charges associated with our abandonment of a Fair Isaac facility lease concurrent with the acquisition, representing future cash obligations under the lease, net of estimated sublease income, and $1.8 million in severance costs associated with a reduction in Fair Isaac staff in connection with the acquisition, and (ii) $2.2 million in other non-recurring acquisition related costs, consisting primarily of retention bonuses earned through September 30, 2002 by employees with future severance dates and employee outplacement costs. These amounts are recorded in restructuring and acquisition-related expense in the accompanying consolidated statements of income.

      During fiscal 2004, in connection with our acquisition of London Bridge, we completed a plan to exit certain London Bridge office space and reduce London Bridge staff. Accordingly, we recorded lease exit accrual of $3.2 million, representing future cash obligations under the leases, net of estimated sublease income, and we recorded an employee separation accrual of $1.2 million. These amounts were recorded to goodwill in connection with our preliminary allocation of the London Bridge purchase price.

      During fiscal 2004, we completed a plan to exit certain office space acquired in connection with our fiscal 2003 acquisition of NAREX, and accordingly, recorded a lease exit accrual and additional goodwill of $1.7 million. Also during fiscal 2004, we recorded a $0.5 million charge related to the closure of a Fair Isaac office facility upon relocating those operations into an acquired London Bridge office facility. This amount is recorded in restructuring and acquisition-related expense in the accompanying consolidated statements of income.

      The following table summarizes our restructuring and acquisition-related accruals associated with the above actions. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities within the accompanying consolidated balance sheets.

			Accrual at			Accrual at
	2002	Cash	September 30,	Cash		September 30,
	Expense	Payments	2002	Payments	Reversals	2003

	(In thousands)
Facilities charges	$3,221	$(145)	$3,076	$(868)	$—	$2,208
Employee separation	1,794	(264)	1,530	(1,484)	(41)	5

	$5,015	$(409)	4,606	$(2,352)	$(41)	2,213

Less: current portion			(2,398)			(875)

Non-current			$2,208			$1,338

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

	Accrual at				Accrual at
	September 30,	Goodwill	Expense	Cash	September 30,
	2003	Additions	Additions	Payments	2004

	(In thousands)
Facilities charges	$2,208	$4,885	$460	$(1,114)	$6,439
Employee separation	5	1,171	—	(5)	1,171

	2,213	$6,056	$460	$(1,119)	7,610

Less: current portion	(875)				(3,994)

Non-current	$1,338				$3,616

      During fiscal 2004, we wrote off deferred acquisition costs totaling $0.7 million in connection with an aborted acquisition, consisting principally of third-party legal, accounting and other professional fees. During fiscal 2003, we incurred acquisition-related expenses totaling $2.5 million, consisting primarily of retention bonuses earned by HNC employees. These amounts are recorded in restructuring and acquisition-related expense in the accompanying consolidated statements of income.

13.	Income Taxes

      The provision for income taxes consisted of the following during fiscal 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands)
Current:
Federal	$42,537	$49,232	$23,754
State	6,034	9,189	4,933
Foreign	5,545	4,120	1,212

	54,116	62,541	29,899

Deferred:
Federal	8,328	1,835	4,371
State	3,583	607	944

	11,911	2,442	5,315

Total	$66,027	$64,983	$35,214

      The foreign provision for income taxes is based on foreign pretax earnings of $1.3 million, $2.6 million and $3.5 million in fiscal 2004, 2003 and 2002, respectively. The foreign provision includes foreign withholding taxes of $2.5 million, $3.2 million and $1.2 million in fiscal 2004, 2003 and 2002, respectively.

      During fiscal 2004, 2003 and 2002, we realized certain tax benefits related to nonqualified and incentive stock options in the amounts of $15.9 million, $25.3 million and $14.4 million, respectively. The tax benefits from these stock option tax deductions were credited directly to paid-in-capital.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      Deferred tax assets and liabilities at September 30, 2004 and 2003 are as follows:

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$56,381	$37,202
Research credit carryforwards	15,419	14,786
Investments	4,424	3,441
Accrued compensation and employee benefits	3,452	3,444
Other	13,051	11,810

	92,727	70,683
Less valuation allowance	(11,930)	(9,005)

	80,797	61,678

Deferred tax liabilities:
Intangible assets	(35,653)	(9,256)
Convertible notes	(6,828)	(2,807)
Property and equipment	(4,666)	—
Other	(1,700)	(2,049)

	(48,847)	(14,112)

Deferred tax assets, net	$31,950	$47,566

      We acquired net operating loss and research credit carryforwards in connection with our acquisitions of London Bridge and HNC in fiscal 2004 and 2002, respectively. As of September 30, 2004, we had available U.S. federal, state and foreign net operating loss carryforwards of approximately $126.4 million, $63.3 million and $31.1 million, respectively. We also have available U.S. federal and California research credit carryforwards of approximately $11.9 million and $5.5 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in fiscal 2010 through fiscal 2024, if not utilized. The state net operating loss carryforwards will begin to expire in fiscal 2005 through fiscal 2024, if not utilized. The U.S. federal research credit carryforwards will expire beginning in fiscal 2005 through 2022, if not utilized. Utilization of the U.S. federal and state net operating loss and research credit carryforwards are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions.

      Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of these temporary differences, net of the existing valuation allowance, at September 30, 2004. In connection with the London Bridge and HNC acquisitions, we recorded valuation allowances of $3.9 million and $11.2 million, respectively, against acquired deferred tax assets, primarily as a result of uncertainty over the ability to utilize the net foreign deferred tax asset of London Bridge, and as a result of the “change of ownership” limitations on utilization pursuant to Section 382 of the Code for HNC. If these deferred tax assets are subsequently realized, the release of the related valuation allowance will result in a decrease to goodwill. During fiscal 2004 and 2003, the valuation allowance recorded against acquired HNC deferred tax assets was reduced by $1.0 million and $2.1 million, respectively, as a result of our revision of utilizable research credits (see Note 7).

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands)
Income tax provision at U.S. federal statutory rates	$59,085	$60,249	$18,584
State income taxes, net of U.S. federal benefit	6,251	6,367	3,820
Foreign taxes	2,580	—	—
In-process research and development charge	—	—	14,070
Research credits	(1,344)	(1,502)	(1,442)
Decrease in valuation allowance	—	—	(222)
Other	(545)	(131)	404

Recorded income tax provision	$66,027	$64,983	$35,214

14.	Earnings Per Share

      The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	2004	2003	2002

	(In thousands, except per share data)
Numerator — net income	$102,788	$107,157	$17,884

Denominator — shares:
Basic weighted-average shares	69,933	72,185	54,801
Effect of dilutive securities	3,099	3,788	1,524

Diluted weighted-average shares	73,032	75,973	56,325

Earnings per share:
Basic	$1.47	$1.48	$0.33

Diluted	$1.41	$1.41	$0.32

      The computation of diluted EPS for fiscal 2004, 2003 and 2002 excludes options to purchase approximately 3,051,000, 1,307,000 and 2,136,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive. The computation of diluted EPS for fiscal 2004, 2003 and 2002 also excludes approximately 3,800,000, 4,055,000, and 4,055,000 shares of common stock, respectively, issuable upon conversion of our Subordinated Notes, as the inclusion of such shares would have been antidilutive for these fiscal years. The computation of diluted EPS for fiscal 2004 and 2003 also excludes approximately 9,101,000 shares of common stock issuable upon conversion of our Senior Notes, as the conditions for conversion (see Note 9) had not been satisfied as of September 30, 2004 or 2003, respectively.

15.	Stockholders’ Equity

Common Stock

      On February 2, 2004, our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend with cash payment in lieu of fractional shares, paid on March 10, 2004 to shareholders of record on February  18, 2004. On April 22, 2002, our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend with cash payment in lieu of fractional shares, paid on June 5, 2002 to shareholders of record on May 15, 2002.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

The share and per share amounts within the accompanying consolidated financial statements and notes have been adjusted to reflect these stock splits that occurred in fiscal 2004 and 2002.

      On February 2, 2004, our shareholders ratified an amendment to our Restated Certificate of Incorporation to increase the total authorized shares of common stock from 100,000,000 to 200,000,000.

      We paid quarterly dividends on common stock of two cents per share, or eight cents per year, during each of fiscal 2004, 2003 and 2002.

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

Defined Contribution Plans

      We sponsor a Fair Isaac 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investments in Fair Isaac common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac 401(k) plan or have been frozen, totaled $6.5 million, $6.2 million and $4.5 million during fiscal 2004, 2003 and 2002, respectively.

Employee Stock Ownership Plan

      We maintain a Non-U.S. Employee Stock Ownership Plan (“Non-U.S. ESOP”) that covers eligible employees working in the United Kingdom and contributions into the Non-U.S. ESOP are determined annually by our Board of Directors. There were no contributions into this plan during fiscal 2004, 2003 and 2002.

Employee Incentive Plans

      We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $5.2 million, $10.0 million and $4.9 million during fiscal 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plans

      Under the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase Fair Isaac common stock during semi-annual offering periods. The purchase price of the stock is the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date (the last day of each offering period). Offering

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December.

      A total of approximately 268,000, 229,000 and 153,000 shares of our common stock with a weighted average purchase price of $27.68, $21.59 and $20.55 per share were issued under the Purchase Plan during fiscal 2004, 2003 and 2002, respectively. At September 30, 2004, 4,156,000 shares remained available for issuance.

      In connection with our acquisition of HNC, we agreed to assume HNC’s Employee Stock Purchase Plan (the “HNC Purchase Plan”) for the remaining semi-annual purchase period ending on January 31, 2003. In connection with the HNC Purchase Plan assumption, we may issue up to 1,189,500 shares of our common stock to eligible employee participants, which consisted of former HNC employees that participated in the HNC Purchase Plan prior to the acquisition. Our Board of Directors has authorized termination of the HNC Purchase Plan, and no further purchases were made under the HNC Purchase Plan after January 31, 2003. Until January 31, 2003, existing participants were eligible to contribute up to 10% of their base salary into this plan to purchase Fair Isaac stock at the lower of 85% of (i) the fair market value of HNC common stock at the beginning of the applicable offering period, adjusted to reflect the merger exchange ratio into Fair Isaac stock, and (ii) the fair market value of Fair Isaac common stock on January 31, 2003. A total of approximately 92,000 shares of Fair Isaac common stock with a purchase price of $18.12 per share were issued under the HNC Purchase Plan during fiscal 2003. None of our common stock was issued under the HNC Purchase Plan during fiscal 2004 or 2002.

17.	Stock Option Plans

      We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock and common stock to officers, key employees and non-employee directors. Under the 1992 Plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under this plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of this plan shall not exceed 5,062,500 shares. As of September 30, 2004, 445,000 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of September 30, 2004, 1,305,000 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. We also maintain individual stock option plans for certain of our executive officers and the chairman of the board. There are no shares available for future grants under these plans. Granted awards generally have a maximum term of ten years and vest over four years.

      We also assumed all outstanding stock options held by former employees and non-employee directors of HNC, who as of our acquisition date, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of September 30, 2004, 2,291,269 shares remained available for future grant under these option plans.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      Option activity under our plans during fiscal 2004, 2003 and 2002 is summarized as follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		average		average		average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

	(In thousands, except per share data)
Outstanding at beginning of year	13,876	$21.83	15,063	$18.62	9,633	$13.07
Granted	5,375	$34.23	3,835	$30.31	2,919	$25.46
Options exchanged in acquisitions	99	$80.16	—	—	5,847	$21.91
Exercised	(2,472)	$18.65	(3,948)	$17.52	(2,075)	$11.40
Forfeited	(2,338)	$30.34	(1,074)	$22.92	(1,261)	$19.19

Outstanding at end of year	14,540	$25.99	13,876	$21.83	15,063	$18.62

Options exercisable at year end	6,056	$20.10	5,025	$16.75	5,513	$16.36

      The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Outstanding	Price

	(In thousands)			(In thousands)
$ 1.64 to $17.78	3,193	4.46	$11.85	2,913	$11.66
$17.91 to $26.28	3,901	6.57	$22.94	1,719	$22.12
$26.29 to $29.20	2,942	8.35	$28.60	615	$28.16
$29.25 to $35.50	2,964	8.64	$34.54	408	$31.89
$35.57 or greater	1,540	7.50	$41.64	401	$48.40

	14,540	6.99	$25.99	6,056	$20.10

18.	Segment Information

      We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:

•	Strategy Machine Solutions. These solutions are industry-tailored applications designed for specific processes such as marketing, account origination, customer account management, fraud and medical bill review, as well as consumer solutions through our myFICO service.

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our credit bureau scores to lenders directly.

•	Professional Services. This segment includes revenues from consulting services and custom engagements, as well as services associated with implementing and delivering our products.

•	Analytic Software Tools. This segment is composed of our analytic software tools sold to businesses for their use in building their own decision management applications.

      Our Chief Executive Officer evaluates segment financial performance based on segment revenues and operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities,

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

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

      The following tables summarize segment information for fiscal 2004, 2003 and 2002. Segment information for fiscal 2003 and 2002 has been revised to conform to fiscal 2004 presentation.

	Fiscal 2004

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total

	(In thousands)
Revenues	$427,647	$142,834	$96,715	$39,010	$706,206
Operating expenses	(341,940)	(66,384)	(87,863)	(28,926)	(525,113)

Segment operating income	$85,707	$76,450	$8,852	$10,084	181,093

Unallocated restructuring and acquisition-related expense					(1,227)

Operating income					179,866
Unallocated interest expense					(16,942)
Unallocated loss on redemption of convertible subordinated notes					(11,137)
Unallocated interest and other income, net					17,028

Income before income taxes					$168,815

Depreciation and amortization	$26,662	$11,053	$7,565	$1,601	$46,881

	Fiscal 2003

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total

	(In thousands)
Revenues	$379,404	$136,057	$83,660	$30,174	$629,295
Operating expenses	(289,888)	(62,281)	(75,733)	(24,698)	(452,600)

Segment operating income	$89,516	$73,776	$7,927	$5,476	176,695

Unallocated restructuring and acquisition-related expense					(2,501)

Operating income					174,194
Unallocated interest expense					(10,605)
Unallocated interest and other income, net					8,551

Income before income taxes					$172,140

Depreciation and amortization	$25,813	$11,792	$5,885	$1,445	$44,935

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

	Fiscal 2002

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total

	(In thousands)
Revenues	$187,866	$127,991	$62,576	$13,985	$392,418
Operating expenses	(163,073)	(58,505)	(65,418)	(10,886)	(297,882)

Segment operating income (loss)	$24,793	$69,486	$(2,842)	$3,099	94,536

Unallocated restructuring and acquisition-related expense					(47,424)

Operating income					47,112
Unallocated interest expense					(1,471)
Unallocated interest and other income, net					7,457

Income from continuing operations before income taxes					$53,098

Depreciation and amortization	$18,945	$7,059	$4,089	$892	$30,985

      Our revenues and percentage of revenues by reportable market segments are as follows for fiscal 2004, 2003 and 2002, the majority of which are derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	2004		2003		2002

	(In thousands)
Strategy Machine Solutions	$427,647	61%	$379,404	60%	$187,866	48%
Scoring Solutions	142,834	20%	136,057	22%	127,991	33%
Professional Services	96,715	14%	83,660	13%	62,576	16%
Analytic Software Tools	39,010	5%	30,174	5%	13,985	3%

	$706,206	100%	$629,295	100%	$392,418	100%

      Within our Strategy Machine Solutions segment, our marketing solutions accounted for 12%, 12% and 18% of total revenues in fiscal 2004, 2003 and 2002, respectively, and our account management solutions accounted for 13%, 13% and 14% of total revenues in these periods, respectively. Additionally within this segment, our fraud solutions accounted for 11% and 11% of total revenues in fiscal 2004 and 2003, respectively, and our insurance and healthcare solutions accounted for 10% and 11% of total revenues in these periods, respectively.

      Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2004, 2003 and 2002. No individual country outside of the United States accounted for 10% or more of revenue in any of these years.

	2004		2003		2002

	(In thousands)
United States	$553,710	78%	$495,650	79%	$316,241	81%
International	152,496	22%	133,645	21%	76,177	19%

	$706,206	100%	$629,295	100%	$392,418	100%

      One customer accounted for 10% and 12% of our total revenues during fiscal 2003 and 2002, respectively, principally within our Scoring Solutions and Strategy Machine Solutions segments. During fiscal 2004, no individual customer contributed to 10% or more of our total revenues. At September 30, 2004 and 2003, no individual customer contributed to 10% or more of total consolidated receivables.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

      Our property and equipment, net, on a geographical basis are summarized below at September 30, 2004 and 2003. At September 30, 2004 and 2003, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	2004		2003

	(In thousands)
United States	$47,422	89%	$48,190	95%
International	5,866	11%	2,516	5%

	$53,288	100%	$50,706	100%

19.	Related Party Transactions

      During fiscal 2004 and 2003, we recorded revenues in the amount of $1.3 million and $0.9 million, respectively, related to sales of products through Informa GmbH (“Informa”), an equity method investee in which we owned a 33.3% interest through March 31, 2004. Receivables from Informa amounted to $0.1 million as of September 30, 2003.

      Prior to its expiration in November 2002, we were party to a consulting service agreement with Cherry Tree Development, in which a director of Fair Isaac holds a 50% beneficial equity interest. During fiscal 2003 and 2002, we recorded $0.1 million and $0.4 million, respectively, in selling, general and administrative expenses related to this agreement.

20.	Commitments

      Minimum future commitments under non-cancelable operating leases are as follows as of September 30, 2004:

Future Minimum
Fiscal Year	Lease Payments

(In thousands)
2005	$25,153
2006	24,076
2007	21,396
2008	19,565
2009	17,897
Thereafter	45,704

$153,791

      The above amounts have not been reduced by contractual sublease commitments totaling $1.2 million, $1.1 million, and $0.3 million in fiscal 2005 through 2007, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $26.4 million, $20.9 million and $12.0 million during fiscal 2004, 2003 and 2002, respectively.

      In fiscal 2001, we entered into a mainframe service agreement that expired in October 2004. Expense recorded by us under this agreement totaled $8.5 million, $10.2 million and $12.4 million during fiscal 2004, 2003 and 2002, respectively.

      We are party to employment agreements with three executive officers that stipulate, among other things, base salary levels and performance-based incentive bonus targets. In the event that we terminate employment with any of these officers without cause, as defined, we would be obligated to pay certain severance amounts to the officers. These agreements also contain change in control provisions that could require us, or an entity acquiring us, to make cash payments to the officers in certain instances. We are also a party to a management agreement with each of 19 other

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

officers providing for certain payments and other benefits in the event of a change in control of Fair Isaac, coupled with a termination of the officer during the following year.

21.	Contingencies

      We are in a dispute with certain customers regarding amounts owed in connection with the sale of several of our products and services. In addition, we have also had claims asserted against us in a putative class action involving the sale of certain of our consumer products. We also have had claims asserted by former employees relating to compensation and other employment matters. As to these matters, the amount or range of any potential liability cannot be determined with certainty. We are also involved in various other claims and legal actions arising in the ordinary course of business. We believe that none of these claims or actions will result in a material adverse impact to our consolidated results of operations, liquidity or financial condition. However, the amount of the liabilities associated with these claims and actions, if any, cannot be determined with certainty.

22.	Guarantees

      In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements and certain supplier agreements, including underwriter agreements, as well as standard indemnification agreements that we have executed with certain of our officers and directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

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

      On November 10, 2004, we acquired all of the issued and outstanding stock of Braun Consulting, Inc. (“Braun”), a marketing strategy and technology consulting firm, for an aggregate cash purchase price of approximately $37.1 million. We may be required to pay up to an additional $3.3 million in consideration to a former shareholder of Braun based upon the future performance of the acquired business. We will account for this transaction using the purchase method of accounting. We have not yet completed our preliminary allocation of the purchase price to the acquired assets and liabilities. The results of operations of Braun will be included in our results beginning on November 10, 2004.

      On November 12, 2004, we sold all of the issued and outstanding stock of London Bridge Phoenix Software Inc. (“Phoenix”) to Harland Financial Solutions, Inc. (“Harland”) for cash consideration of $23.0 million. In connection with this disposition, we sold all of the Phoenix related assets, including all Phoenix banking processing solutions, the associated customer base, intellectual property rights and other related assets to Harland in exchange for cash consideration of $23.0 million and the assumption of all Phoenix liabilities by Harland. Phoenix was a wholly-owned

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

subsidiary that we acquired in connection with our London Bridge acquisition in May 2004. As this disposition occurred shortly after the London Bridge acquisition and the fair value of Phoenix did not change significantly from the date of the London Bridge acquisition, no gain or loss will be recorded in connection with this transaction. The difference between the book value of net assets sold and consideration received will be recorded as an adjustment to goodwill in the first quarter of fiscal 2005.

      During the period October 1, 2004 through December 10, 2004, we repurchased 2,703,500 shares of our common stock for an aggregate cost of $90.6 million. These shares were repurchased pursuant to a program approved by our Board of Directors in July 2004, which will expire in one year, that allows us to purchase shares of our common stock up to an aggregate cost of $200.0 million.

24.	Supplementary Financial Data (Unaudited)

      The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2004. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

				Sept. 30,
	Dec. 31,	Mar. 31,	Jun. 30,	2004 (1)
	2003	2004	2004 (1)	(2)

	(In thousands, except per share data)
Revenues	$169,341	$173,246	$173,197	$190,422
Cost of revenues	59,535	63,283	61,361	68,408

Gross profit	$109,806	$109,963	$111,836	$122,014

Net income	$28,761	$30,843	$28,769	$14,415

Earnings per share (3):
Basic	$0.41	$0.44	$0.41	$0.21

Diluted (4)	$0.39	$0.42	$0.39	$0.20

Shares used in computing earnings per share:
Basic	69,824	70,308	70,008	69,596

Diluted	73,738	78,071	73,050	71,328

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2004, 2003 and 2002

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2002	2003	2003	2003 (5)

	(In thousands, except per share data)
Revenues	$146,732	$158,598	$163,000	$160,965
Cost of revenues	60,654	64,041	62,209	59,688

Gross profit	$86,078	$94,557	$100,791	$101,277

Net income	$19,789	$25,645	$30,033	$31,690

Earnings per share (3):
Basic	$0.26	$0.36	$0.42	$0.45

Diluted (4)	$0.25	$0.34	$0.40	$0.42

Shares used in computing earnings per share:
Basic	75,243	71,847	71,233	70,400

Diluted	78,260	75,679	79,436	78,610

(1)	Results of operations for the quarters ended June 30, 2004 and September 30, 2004, include London Bridge’s results of operations since the acquisition date of May 28, 2004.

(2)	Results of operations for the quarter ended September 30, 2004 include: (i) an $11.1 million loss on redemption of our Subordinated Notes in September 2004, and (ii) a $3.0 million charge recorded in connection with a legal settlement.

(3)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.

(4)	The computation of diluted earnings per share for the quarters ended March 31, 2004, September 30, 2003, and June 30, 2003 include 4,055,000 shares of common stock issuable upon conversion of our Subordinated Notes, along with a corresponding adjustment to net income to add back related interest expense, net of tax, of $1.6 million.

(5)	During the quarter ended September 30, 2003, we reduced revenue and gross profit by $2.9 million, net income by $2.0 million and basic and diluted earnings per share by $0.03 and $0.03, respectively, related to certain unbilled accounts receivable and deferred revenue balances remaining from prior years that were no longer assets or liabilities of Fair Isaac. These adjustments were identified during certain enterprise accounting system conversion activities that were completed during the fourth quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Fair Isaac changed independent accountants in November 2004 from KPMG LLP to Deloitte & Touche LLP. Information regarding the change in independent accountants was reported in Fair Isaac’s Current Report on Form 8-K dated November 17, 2004. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

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

Item 9B.	Other Information

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The required information regarding our Directors is incorporated by reference from the information under the caption “Election of Directors — Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2005.

      The required information regarding our Executive Officers is contained in Part I of this Form 10-K.

      The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Employer Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2005.

      Fair Isaac has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our Web site located at www.fairisaac.com. Fair Isaac intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its Web site. Fair Isaac also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the Web site cited above.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference from the information under the captions “Directors Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2005.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2005.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference from the information under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February  1, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules

      All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3.	Exhibits:

Exhibit
Number	Description

3.1	By-laws of the Company (as of April 1, 2004). (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004)
3.2	Composite Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004)
4.1	Rights Agreement dated as of August 8, 2001 between the Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)
4.2	Form of Right Certificate. (Included in Exhibit 4.1.)

Exhibit
Number	Description

4.3	Indenture, dated as of August 6, 2003, between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)
4.4	Registration Rights Agreement, dated as of August 6, 2003, by and among the Company, Credit Suisse First Boston LLC, Goldman Sachs & Co. and Thomas Weisel LLC. (Incorporated by reference to Exhibit 4.7 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)
4.5	Form of 1.5% Senior Convertible Note due August 15, 2023. (included in Exhibit 4.3.) (Incorporated by reference to Exhibit 4.8 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)
10.1	HNC’s 1995 Equity Incentive Plan, as amended through March 30, 2000. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.2	Form of 1995 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.02 to HNC’s Form S-4 Registration Statement, File No. 333-64527, as amended December 21, 1998.)(1)
10.3	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-62492, filed June 7, 2001.)(1)
10.4	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.5	Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.)(1)
10.6	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000 and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.7	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.8	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.9	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.10	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.11	Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.12	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994. (Incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)(1)
10.13	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.14	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.15	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.17	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)

Exhibit
Number		Description

10.18		Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.19		Systems/ Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.20		Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers. (Incorporated by reference to Exhibit 10.26 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.21		Employee Option Exercise Assistance documents used under HNC’s option plans, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended September 30, 2000.)(1)
10.22		Amended Employee Option Exercise Assistance documents, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit 10.33 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)(1)
10.23		Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001. (Incorporated by reference to Exhibit 10.35 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)
10.24		Credit Agreement dated November 1, 2002, by and between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)
10.25		First Amendment to Credit Agreement entered into as of August 1, 2003 by and between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)
10.26		The Company’s 1992 Long Term Incentive Plan as amended and restated effective August 26, 2003. (Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)(1)
10.27		Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form10-K for the fiscal year ended September 30, 2002.)
10.28		The Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-32396, filed March 14, 2000.)(1)
10.29		The Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.)(1)
10.30		The Mark Pautsch Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.)(1)
10.31		2002 Stock Bonus Plan of the Company. (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 Registration Statement, File No. 333-97695, filed August 6, 2002.)(1)
10.32		Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.33		Nonstatutory Stock Option Agreement with Thomas Grudnowski entered into as of November 16, 2002. (Incorporated by reference to Exhibit 10.59 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.34		Second Amendment to Credit Agreement entered into as of February 1, 2004 by and between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2004.)
10	.35*	Third Amendment to Credit Agreement entered into as of September 29, 2004 by and between the Company and Wells Fargo Bank, National Association.
10.36		The Company’s 2003 Employment Inducement Award Plan as adopted on November 16, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2003.)(1)

Exhibit
Number		Description

10.37		Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2003.)(1)
10.38		Agreement and Plan of Merger, dated as of September 20, 2004, among Braun Consulting, Inc., Fair Isaac Corporation and HSR Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 24, 2004.)
10.39		Braun’s Amended and Restated 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to Braun’s Form S-1 Registration Statement, File No. 333-31824, filed March 6, 2000.)(1)
10.40		Braun’s 1998 Employee Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.7 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)
10.41		Braun’s 1998 Executive Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.8 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)
10.42		Braun’s 1999 Independent Director Stock Option Plan. (Incorporated by reference to Exhibit 10 to Braun’s Form 10-Q for the fiscal quarter ended September 30, 1999.)(1)
10.43		Braun’s Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc. (Incorporated by reference to Exhibit 99.5 to Braun’s Form S-8 Registration Statement, File No. 333-30788, filed February 18, 2000.)(1)
10.44		Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended. (Incorporated by reference to Exhibit 99.1 to Braun’s Form S-8 Registration Statement, File No. 333-110448, filed November 11, 2003.)(1)
12	.1*	Computations of ratios of earnings to fixed charges.
21	.1*	List of Company’s subsidiaries.
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31	.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	.1*	Section 1350 Certification of CEO.
32	.2*	Section 1350 Certification of CFO.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ CHARLES M. OSBORNE

Charles M. Osborne
Vice President and Chief Financial Officer

DATE: December 13, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints CHARLES M. OSBORNE his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS G. GRUDNOWSKI Thomas G. Grudnowski	President, Chief Executive Officer (Principal Executive Officer) and Director	December 13, 2004

/s/ CHARLES M. OSBORNE Charles M. Osborne	Vice President, Chief Financial Officer (Principal Financial Officer)	December 13, 2004

/s/ MICHAEL J. PUNG Michael J. Pung	Vice President, Finance (Principal Accounting Officer)	December 13, 2004

/s/ A. GEORGE BATTLE A. George Battle	Director	December 13, 2004

/s/ ANDREW CECERE Andrew Cecere	Director	December 13, 2004

/s/ TONY J. CHRISTIANSON Tony J. Christianson	Director	December 13, 2004

/s/ ALEX W. HART Alex W. Hart	Director	December 13, 2004

/s/ PHILIP G. HEASLEY Philip G. Heasley	Director	December 13, 2004

/s/ GUY R. HENSHAW Guy R. Henshaw	Director	December 13, 2004

/s/ DAVID S. P. HOPKINS David S. P. Hopkins	Director	December 13, 2004

/s/ MARGARET L. TAYLOR Margaret L. Taylor	Director	December 13, 2004

EXHIBIT INDEX

To Fair Isaac Corporation

Report On Form 10-K For The Fiscal Year Ended September 30, 2004

Exhibit
Number	Description

3.1	By-laws of the Company (as of April 1, 2004)	Incorporated by Reference
3.2	Composite Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference
4.1	Rights Agreement dated as of August 8, 2001 between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights.	Incorporated by Reference
4.2	Form of Right Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference
4.3	Indenture, dated as of August 6, 2003 between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by Reference
4.4	Registration Rights Agreement, dated as of August 6, 2003, by and among the Company, Credit Suisse First Boston LLC, Goldman Sachs & Co. and Thomas Weisel LLC.	Incorporated by Reference
4.5	Form of 1.5% Senior Convertible Note due August 15, 2023. (included in Exhibit 4.3.)	Incorporated by Reference
10.1	HNC’s 1995 Equity Incentive Plan, as amended through March 30, 2000.	Incorporated by Reference
10.2	Form of 1995 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.3	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement.	Incorporated by Reference
10.4	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference
10.5	Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.6	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000 and related form of option agreement.	Incorporated by Reference
10.7	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC.	Incorporated by Reference
10.8	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.9	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement.	Incorporated by Reference
10.10	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC.	Incorporated by Reference
10.11	Form of ONYX Technologies, Inc. Stock Option Agreement.	Incorporated by Reference
10.12	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994.	Incorporated by Reference
10.13	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC.	Incorporated by Reference
10.14	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements.	Incorporated by Reference
10.15	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC.	Incorporated by Reference
10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan.	Incorporated by Reference
10.17	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC.	Incorporated by Reference
10.18	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan.	Incorporated by Reference
10.19	Systems/ Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements.	Incorporated by Reference

Exhibit
Number	Description

10.20	Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers.	Incorporated by Reference
10.21	Employee Option Exercise Assistance documents used under HNC’s option plans, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents.	Incorporated by Reference
10.22	Amended Employee Option Exercise Assistance documents, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents.	Incorporated by Reference
10.23	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001.	Incorporated by Reference
10.24	Credit Agreement dated November 1, 2002, by and between the Company and Wells Fargo Bank, National Association.	Incorporated by Reference
10.25	First Amendment to Credit Agreement entered into as of August 1, 2003 by and between the Company and Wells Fargo Bank, National Association.	Incorporated by Reference
10.26	The Company’s 1992 Long Term Incentive Plan as amended and restated effective August 26, 2003.	Incorporated by Reference
10.27	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference
10.28	The Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference
10.29	The Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference
10.30	The Mark Pautsch Stock Option Plan.	Incorporated by Reference
10.31	2002 Stock Bonus Plan of the Company.	Incorporated by Reference
10.32	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference
10.33	Nonstatutory Stock Option Agreement with Thomas Grudnowski entered into as of November 16, 2002.	Incorporated by Reference
10.34	Second Amendment to Credit Agreement entered into as of February 1, 2004 by and between the Company and Wells Fargo Bank, National Association.	Incorporated by Reference
10.35	Third Amendment to Credit Agreement entered into as of September 29, 2004 by and between the Company and Wells Fargo Bank, National Association.	Filed Electronically
10.36	The Company’s 2003 Employment Inducement Award Plan as adopted on November 16, 2003.	Incorporated by Reference
10.37	Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski.	Incorporate by Reference
10.38	Agreement and Plan of Merger, dated as of September 20, 2004, among Braun Consulting, Inc., Fair Isaac Corporation and HSR Acquisition, Inc.	Incorporated by Reference
10.39	Braun’s Amended and Restated 1995 Director Stock Option Plan.	Incorporated by Reference
10.40	Braun’s 1998 Employee Long-Term Stock Investment Plan.	Incorporated by Reference
10.41	Braun’s 1998 Executive Long-Term Stock Investment Plan.	Incorporated by Reference
10.42	Braun’s 1999 Independent Director Stock Option Plan.	Incorporated by Reference
10.43	Braun’s Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc.	Incorporated by Reference
10.44	Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended.	Incorporated by Reference
12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically
21.1	List of Company’s subsidiaries.	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

Exhibit
Number	Description

32.1	Section 1350 Certifications of CEO.	Filed Electronically
32.2	Section 1350 Certifications of CFO.	Filed Electronically