Form 10-Q
period 2004-12-31
FAIR ISAAC CORP
filed 2005-02-08
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

     The number of shares of common stock outstanding on January 31, 2005 was 67,306,320 (excluding 21,550,613 shares held by the Company as treasury stock).

i

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	December 31,	September 30,
	2004	2004
Assets

Current assets:
Cash and cash equivalents	$157,150	$159,870
Marketable securities available for sale, current portion	149,844	139,435
Receivables, net	141,976	140,845
Prepaid expenses and other current assets	16,222	15,029
Deferred income taxes	21,789	10,922

Total current assets	486,981	466,101
Marketable securities available for sale, less current portion	35,709	63,446
Other investments	1,561	1,561
Property and equipment, net	53,158	53,288
Goodwill	683,209	689,345
Intangible assets, net	135,255	135,797
Deferred income taxes	21,905	21,028
Other assets	13,023	14,213

	$1,430,801	$1,444,779

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,636	$13,055
Accrued compensation and employee benefits	31,738	33,670
Other accrued liabilities	47,270	32,541
Deferred revenue	59,223	41,050

Total current liabilities	151,867	120,316

Senior convertible notes	400,000	400,000
Other liabilities	11,306	7,992

Total liabilities	563,173	528,308

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 67,190 and 69,579 shares outstanding at December 31, 2004 and September 30, 2004, respectively)	672	697
Paid-in-capital	1,054,240	1,054,437
Treasury stock, at cost (21,667 and 19,278 shares at December 31, 2004 and September 30, 2004, respectively)	(636,796)	(551,977)
Unearned compensation	(2,588)	(1,814)
Retained earnings	443,708	417,218
Accumulated other comprehensive income (loss)	8,392	(2,090)

Total stockholders’ equity	867,628	916,471

	$1,430,801	$1,444,779

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	December 31,
	2004	2003
Revenues	$195,546	$169,341

Operating expenses:
Cost of revenues (1)	69,770	59,535
Research and development	20,998	16,401
Selling, general and administrative (1)	53,568	41,760
Amortization of intangible assets (1)	6,784	4,067

Total operating expenses	151,120	121,763

Operating income	44,426	47,578
Interest income	1,706	2,445
Interest expense	(2,033)	(4,378)
Other income, net	657	558

Income before income taxes	44,756	46,203
Provision for income taxes	16,895	17,442

Net income	$27,861	$28,761

Earnings per share:

Basic	$0.41	$0.41

Diluted	$0.36	$0.36

Shares used in computing earnings per share:

Basic	68,570	69,824

Diluted	80,056	82,838

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	Income
Balance at September 30, 2004	69,579	$697	$1,054,437	$(551,977)	$(1,814)	$417,218	$(2,090)	$916,471
Exercise of stock options	695	7	(6,506)	20,141	—	—	—	13,642
Tax benefit from exercised stock options	—	—	3,753	—	—	—	—	3,753
Amortization of unearned compensation	—	—	—	—	433	—	—	433
Options exchanged in Braun acquisition	—	—	2,417	—	(394)	—	—	2,023
Forfeitures of stock options exchanged in acquisition	—	—	(7)	—	7	—	—	—
Forfeitures of restricted stock issued to employees	(11)	—	11	(239)	228	—	—	—
Repurchases of common stock	(3,248)	(33)	—	(109,859)	—	—	—	(109,892)
Issuance of ESPP shares from treasury	150	1	(178)	4,403	—	—	—	4,226
Dividends paid	—	—	—	—	—	(1,371)	—	(1,371)
Variable stock options to employees	—	—	250	—	(250)	—	—	—
Issuance of restricted stock	25	—	63	735	(798)	—	—	—
Net income	—	—	—	—	—	27,861	—	27,861	$27,861
Unrealized losses on investments	—	—	—	—	—	—	(108)	(108)	(108)
Cumulative translation adjustments	—	—	—	—	—	—	10,590	10,590	10,590

Balance at December 31, 2004	67,190	$672	$1,054,240	$(636,796)	$(2,588)	$443,708	$8,392	$867,628	$38,343

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$27,861	$28,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,472	11,307
Share of equity in earnings of investment	—	(17)
Loss (gain) on sales of marketable securities	2	(125)
Amortization of unearned compensation	433	568
Tax benefit from exercised stock options	3,753	2,487
Net amortization of premium on marketable securities	8	86
Provision for doubtful accounts	676	241
Amortization of discount on convertible subordinated notes	—	376
Net loss on sales of property and equipment	—	58
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	6,371	8,995
Prepaid expenses and other assets	114	570
Accounts payable	241	(2,551)
Accrued compensation and employee benefits	(1,994)	(3,766)
Other liabilities	7,381	14,736
Deferred revenue	21,592	6,001

Net cash provided by operating activities	79,910	67,727

Cash flows from investing activities:
Purchases of property and equipment	(3,089)	(4,320)
Collections of notes receivable from sale of product lines	250	1,700
Cash paid for acquisitions, net of cash acquired	(33,800)	(5,000)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	23,000	—
Purchases of marketable securities	(9,503)	(266,416)
Proceeds from sales of marketable securities	9,551	69,611
Proceeds from maturities of marketable securities	23,949	74,019

Net cash provided by (used in) investing activities	10,358	(130,406)

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	17,868	11,682
Dividends paid	(1,371)	(935)
Repurchases of common stock	(109,892)	—

Net cash provided by (used in) financing activities	(93,395)	10,747

Effect of exchange rate changes on cash and cash equivalents	407	—

Decrease in cash and cash equivalents	(2,720)	(51,932)
Cash and cash equivalents, beginning of period	159,870	249,458

Cash and cash equivalents, end of period	$157,150	$197,526

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes, net	$(335)	$3,412

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

     Principles of Consolidation and Basis of Presentation

          We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q, in conformity with the basis of presentation reflected in the audited consolidated financial statement included in our Annual Report on Form 10-K for the year ended September 30, 2004, and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our 2004 Annual Report on Form 10-K. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

          The condensed consolidated financial statements include the accounts of Fair Isaac and its subsidiaries. All inter-company accounts and transactions have been eliminated.

     Use of Estimates

          The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, intangible assets, software development costs and deferred tax assets; the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

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

	Quarter Ended
	December 31,
	2004	2003
	(In thousands, except per share data)
Net income, as reported	$27,861	$28,761
Add: Stock-based employee compensation expense included in reported net income, net of tax	270	353
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6,422)	(5,319)

Pro forma net income	$21,709	$23,795

Earnings per share, as reported:
Basic	$0.41	$0.41

Diluted	$0.36	$0.36

Pro forma earnings per share:
Basic	$0.32	$0.34

Diluted	$0.29	$0.30

     Adoption of New Accounting Pronouncement

          We adopted the Emerging Issues Task Force (“EITF”) consensus with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. See further discussion regarding our adoption of this consensus in footnote 6, Earnings Per Share.

     New Accounting Pronouncement Not Yet Adopted

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to expense share based-payment awards with compensation cost for share based-payment transactions measured at fair value. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The adoption of this standard will have a significant impact on our consolidated net income and net income per share. SFAS 123(R) requires us to record compensation expense for all awards granted after adopting the standard as well as record compensation expense for the unvested portion of previously granted awards outstanding at the date of adoption. In addition, we may elect to restate prior period financial statements, basing the amounts on the expense previously calculated and reported in pro forma footnote disclosures. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model that we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS 123(R) requires us to adopt the new accounting provisions no later than the beginning of our fourth quarter of fiscal 2005. We have not yet determined whether we will use the Black-Scholes model in our final adoption of SFAS 123(R).

2. Acquisition of Braun Consulting, Inc.

          On November 10, 2004, we acquired all of the issued and outstanding stock of Braun Consulting, Inc. (“Braun”), a marketing strategy and technology consulting firm, in exchange for cash consideration of $37.1 million and contingent cash consideration of $3.3 million payable to a former Braun shareholder if certain revenue parameters are achieved during either the fiscal year ended September 30, 2005, the two fiscal years ended September 30, 2006, or the three fiscal years ended September 30, 2007. The acquisition of Braun was consummated principally to complement our marketing solutions and services related to marketing strategy and customer management technologies, as well as to expand our capabilities in markets targeted for growth, including healthcare, retail and pharmaceuticals. Braun in is included in the Professional Services business segment. The results of operations of Braun

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have been included in the accompanying consolidated statements of income beginning on November 10, 2004.

          The total purchase price, excluding contingent consideration, is summarized as follows (in thousands):

Total cash consideration	$37,093
Acquisition-related costs	521
Fair value of options to purchase Fair Isaac common stock, less $0.4 million representing the portion of the intrinsic value of unvested options allocated to unearned compensation	2,023

Total purchase price	$39,637

          In connection with the acquisition, we issued 182,000 options to purchase Fair Isaac common stock in exchange for Braun options. The table above reflects the total fair value of these options based on application of the Black-Scholes option pricing model, less the portion of the intrinsic value related to unvested options, which was allocated to unearned compensation.

          Our preliminary allocation of the purchase price was as follows (in thousands):

Assets:
Cash, cash equivalents and marketable securities available for sale	$9,643
Receivables, net	7,042
Prepaid expenses and other current assets	645
Deferred income taxes	17,451
Property and equipment	3,405
Goodwill	7,665
Intangible assets:
Customer contracts and relationships	3,580
Other assets	56

Total assets	49,487

Liabilities:
Current liabilities	6,313
Non-current liabilities	3,537

Total liabilities	9,850

Total purchase price	$39,637

          The preliminary allocation of the purchase price is pending completion of an analysis of the recoverability of certain deferred tax assets acquired and final resolution of exit costs related to certain obligations. The acquired customer contracts and relationships, which includes backlog, have a weighted average useful life of approximately 4.5 years and are being amortized over their estimated useful lives using the straight-line method. The goodwill was allocated to our Professional Services operating segment, and will not be deductible for tax purposes.

     Unaudited Pro Forma Results of Operations

          The following unaudited pro forma results of operations present the impact of our results of operations for the quarters ended December 31, 2004 and 2003, as if our Braun acquisition had occurred on October 1, 2004 and 2003, prospectively.

	Quarter Ended		Quarter Ended
	December 31, 2004		December 31, 2003
		Pro forma		Pro forma
	Historical	Combined	Historical	Combined
	(In thousands, except per share data)
Revenues	$195,546	$198,189	$169,341	$179,453
Net income	$27,861	$26,495	$28,761	$27,970
Basic earnings per share	$0.41	$0.39	$0.41	$0.40
Diluted earnings per share	$0.36	$0.35	$0.36	$0.35

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Disposition of London Bridge Phoenix Software, Inc.

          On November 12, 2004, we sold all of the issued and outstanding stock of London Bridge Phoenix Software, Inc. (“Phoenix”) to Harland Financial Solutions, Inc. (“Harland”). In connection with this disposition, we sold all of the Phoenix related assets, including all Phoenix banking processing solutions, the associated customer base, intellectual property rights and other related assets to Harland in exchange for cash consideration of $23.0 million and the assumption of substantially all Phoenix liabilities by Harland. Phoenix was an indirectly wholly-owned subsidiary that we acquired in connection with our acquisition of London Bridge Software Holdings plc (“London Bridge”) in May 2004. As this disposition occurred shortly after the London Bridge acquisition and the fair value of Phoenix did not change significantly from the date of the London Bridge acquisition, no gain or loss was recorded in connection with this transaction. The excess of the consideration received over the book value of the net assets sold in this disposition, amounting to $22.4 million, was recorded as a decrease to goodwill in the Strategy Machines segment during the quarter ended December 31, 2004.

4. Amortization of Intangible Assets

          Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended
	December 31,
	2004	2003
	(In thousands)
Cost of revenues	$3,732	$2,286
Selling, general and administrative expenses	3,052	1,781

	$6,784	$4,067

          Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $135.3 million and $135.8 million, net of accumulated amortization of $42.1 million and $35.0 million, as of December 31, 2004 and September 30, 2004, respectively.

5. Restructuring and Acquisition-Related Expenses

     In connection with our acquisition of Braun on November 10, 2004, we completed a plan to reduce Braun staff and accordingly recorded a $1.3 million employee separation accrual. This amount was recorded to goodwill in connection with our preliminary allocation of the Braun purchase price.

     The following table summarizes our restructuring and acquisition-related accruals associated with our November 2004 Braun acquisition, fiscal 2004 London Bridge acquisition, fiscal 2003 NAREX Inc. acquisition, fiscal 2002 HNC Software Inc. acquisition and certain other Fair Isaac facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at			Accrual at
	September 30,	Goodwill	Cash	December 31,
	2004	Additions	Payments	2004
	(In thousands)
Facilities charges	$6,439	$—	$(1,756)	$4,683
Employee separation	1,171	1,308	(1,398)	1,081

	7,610	$1,308	$(3,154)	5,764

Less: current portion	(3,994)			(3,331)

Non-current	$3,616			$2,433

6. Earnings Per Share

     The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended
	December 31,
	2004	2003
	(In thousands, except	per share data)
Numerator for basic earnings per share — net income	$27,861	$28,761
Interest expense on Senior convertible notes, net of tax	1,267	1,265

Numerator for diluted earnings per share	$29,128	$30,026

Denominator — shares:
Basic weighted-average shares	68,570	69,824
Effect of dilutive securities	11,486	13,014

Diluted weighted-average shares	80,056	82,838

Earnings per share:

Basic	$0.41	$0.41

Diluted	$0.36	$0.36

     The computation of diluted EPS for the quarters ended December 31, 2004 and 2003, excludes options to purchase approximately 4,275,000 and 608,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. The computation for diluted EPS for the quarters ended December 31, 2004 and 2003 includes approximately 9,101,000 shares of common stock issuable upon conversion of our 1.5% Senior Convertible Notes (the “Senior Notes”). On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. This consensus requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are then met. As a result of our adoption of this consensus, we have included approximately 9,101,000 shares in the diluted EPS calculation for the quarter ended December 31, 2004, and have retroactively adjusted our diluted EPS calculation for the quarter ended December 31, 2003 to also include these shares. These shares will continue to be included in our diluted EPS calculation until the Senior Notes are redeemed, retired, or amended in a manner that decreases the dilutive impact. Although we are currently considering alternatives for amending the Senior Notes, we cannot predict whether they will ultimately be amended.

     Our Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain merger and acquisition activities.

7. Segment Information

     We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Strategy Machine Solutions. These solutions are industry-tailored applications designed for specific processes such as marketing, account and mortgage origination, customer account management, fraud detection, collection and recovery and medical bill review, as well as consumer solutions through our myFICO service.

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our credit bureau scores to lenders directly.

•	Professional Services. This segment includes revenues from consulting services and custom engagements, as well as services associated with implementing and delivering our products.

•	Analytic Software Tools. This segment is composed of our analytic software tools sold to businesses for their use in building their own decision management applications.

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

     The following tables summarize segment information for the quarters ended December 31, 2004 and 2003:

	Quarter Ended December 31, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$117,812	$39,424	$29,470	$8,840	$195,546
Operating expenses	(97,608)	(17,691)	(27,228)	(8,593)	(151,120)

Segment operating income	$20,204	$21,733	$2,242	$247	44,426

Unallocated interest expense					(2,033)
Unallocated interest and other income, net					2,363

Income before income taxes					$44,756

Depreciation and amortization.	$8,529	$2,650	$1,689	$604	$13,472

	Quarter Ended December 31, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$103,261	$35,307	$22,492	$8,281	$169,341
Operating expenses	(78,990)	(16,073)	(20,119)	(6,581)	(121,763)

Segment operating income	$24,271	$19,234	$2,373	$1,700	47,578

Unallocated interest expense					(4,378)
Unallocated interest and other income, net					3,003

Income before income taxes					$46,203

Depreciation and amortization.	$6,453	$2,880	$1,623	$351	$11,307

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Contingencies

     We are in disputes with certain customers regarding amounts owed in connection with the sale of several of our products and services. In addition, we have also had claims asserted against us in putative class actions involving the sale of certain of our consumer products. We also have had claims asserted by former employees relating to compensation and other employment matters. We are also involved in various other claims and legal actions arising in the ordinary course of business. We believe that none of these aforementioned claims or actions will result in a material adverse impact to our consolidated results of operations, liquidity or financial condition. However, the amount or range of any potential liabilities associated with these claims and actions, if any, cannot be determined with certainty.

     Customer Claim

     We received a demand for up to $20 million from a customer asserting that our performance under a professional services contract has caused it to incur damages. We believe that the claim is without merit and intend to contest it vigorously. We also believe that the resolution of this claim will not result in a material adverse impact to our consolidated financial condition.

     Braun Consulting, Inc.

     Braun (which we acquired in November 2004 and renamed Fair Isaac Consulting) is a defendant in a lawsuit filed on November 26, 2001, in the United States District Court for the Southern District of New York (Case No. 01 CV 10629) that alleges violations of federal securities laws in connection with Braun’s initial public offering in August 1999. This lawsuit is among approximately 300 coordinated putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings. Braun has entered into a Stipulation and Agreement of Settlement, pursuant to a Memorandum of Understanding, along with most of the other defendant issuers in this coordinated litigation, whereby such issuers and their officers and directors will be dismissed with prejudice, subject to the satisfaction of certain conditions, including, among others, approval of the court. Under the terms of this agreement, Braun will not pay any amount of the settlement.

9. Subsequent Events

     In February 2005, our Board of Directors canceled our stock repurchase program originally approved in July 2004 for the purchase of $200 million in common stock and approved a new common stock repurchase program. The new repurchase program allows us from time to time to purchase up to an aggregate of $250 million in shares of our common stock in the open market or through negotiated transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-K, 10-Q, and 8-K to be filed by us in fiscal 2005.

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

     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended December 31, 2004, 75% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 80% and 82% of our revenues during the quarters ended December 31, 2004 and 2003, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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

     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended December 31, 2004, we achieved new bookings of $115.4 million, including seven deals with bookings values of $3.0 million or more. In comparison, new bookings in the prior year quarter ended December 31, 2003 were $135.1 million, including eight deals with bookings values of $3.0 million or more.

     Management regards the volume of new bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors, below, concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed non-cancelable terms, some of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize all of our new bookings as backlog that will generate future revenue.

     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $49.4 million and $37.4 during the quarters ended December 31, 2004 and 2003, respectively, representing 25% and 22% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.

     We acquired London Bridge Software Holdings plc (“London Bridge”) in May 2004 and Braun Consulting, Inc. (“Braun”) in November 2004. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result, our financial results during the quarter ended December 31, 2004 are not directly comparable to those during the quarter ended December 31, 2003 or other quarters prior to any of these acquisitions.

     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a larger number of end user product and industry markets, our reportable business segments reflect the primary method by which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended December 31, 2004 and 2003 are set forth in Note 7 to the accompanying condensed consolidated financial statements.

Revenues

     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended
	December 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
Segment	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$117,812	$103,261	60%	61%	$14,551	14%
Scoring Solutions	39,424	35,307	20%	21%	4,117	12%
Professional Services	29,470	22,492	15%	13%	6,978	31%
Analytic Software Tools	8,840	8,281	5%	5%	559	7%

Total revenues	$195,546	$169,341	100%	100%	$26,205	15%

     Quarter Ended December 31, 2004 Revenues Compared to Quarter Ended December 31, 2003 Revenues

          The increase in total revenues from the quarter ended December 31, 2003 to the quarter ended December 31, 2004 included a $20.7 million increase in revenues that resulted from our London Bridge and Braun acquisitions in May 2004 and November 2004, respectively.

          Strategy Machine Solutions segment revenues increased primarily due to a $6.7 million increase in revenues from our fraud solutions, a $4.7 million increase in revenues from our collection and recovery solutions, a $4.5 million increase in revenues from our mortgage banking solutions, a $1.8 million increase in revenues from our consumer solutions and a $1.7 million increase in revenues from our originations solutions, partially offset by a $4.5 million decrease in revenues form our insurance and healthcare solutions and a $0.3 million decrease in revenues from our other strategy machine solutions. The increase in fraud solutions revenues was attributable primarily to an increase in sales of perpetual licenses for our Falcon product, active accounts and merchant transaction volumes, principally due to growth in our customer base, and to the cross-selling of additional fraud products to our existing customer base. The increase in collections and recovery solutions revenues was attributable primarily to increases in license and maintenance revenues related to acquired London Bridge solutions. The increase in mortgage banking solutions revenues was attributable to volumes associated with acquired London Bridge transactional-based agreements. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from our myFICO.com and strategic alliance partners due to increased customer volumes and higher average selling prices. The increase in originations solutions revenues was attributable primarily to an increase in origination product perpetual license sales. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, as well as lower claims volumes at some of our key customers.

          Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services.

          During the quarters ended December 31, 2004 and 2003, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 19% of our total company revenues, including revenues from these customers that are recorded in our other segments.

          Professional Services segment revenues increased primarily due to an increase in implementation and precision marketing service revenues resulting from our acquisitions of London Bridge and Braun, respectively, partially offset by a net decline in various other professional service activities.

          Analytic Software Tools segment revenues increased due to an increase in sales of perpetual licenses for our Enterprise Decision Management products, primarily related to our acquisition of London Bridge.

Operating Expenses and Other Income (Expense)

          The following table sets forth certain summary information related to our operating expenses and other income (expense) for the fiscal periods indicated.

	Quarter Ended
	December 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Revenues	$195,546	$169,341	100%	100%	$26,205	15%

Operating expenses:
Cost of revenues	69,770	59,535	36%	35%	10,235	17%
Research and development	20,998	16,401	11%	10%	4,597	28%
Selling, general and administrative	53,568	41,760	27%	25%	11,808	28%
Amortization of intangible assets	6,784	4,067	3%	2%	2,717	67%

Total operating expenses	151,120	121,763	77%	72%	29,357	24%

Operating income	44,426	47,578	23%	28%	(3,152)	(7)%

	Quarter Ended
	December 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2004	2003	2004	2003	Change	Change
	(In thousands)				(In thousands)
Interest income	1,706	2,445	1%	2%	(739)	(30)%
Interest expense	(2,033)	(4,378)	(1)%	(3)%	(2,345)	(54)%
Other income, net	657	558	—	—	99	18%

Income before income taxes	44,756	46,203	23%	27%	(1,447)	(3)%
Provision for income taxes	16,895	17,442	9%	10%	(547)	(3)%

Net income	$27,861	$28,761	14%	17%	(900)	(3)%

Number of employees at quarter end	2,929	2,371			558	24%

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

          The quarter over quarter increase in cost of revenues was attributable primarily to a $5.3 million increase in personnel and other labor-related costs, a $2.5 million increase in facilities and infrastructure, a $1.2 million increase in third-party software and data costs and a $1.2 million net increase in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in personnel resulting from our London Bridge and Braun acquisitions. The increase in facilities and infrastructure costs was also attributable primarily to our London Bridge and Braun acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions revenues, partially offset by a decrease in insurance and healthcare solutions revenues, and the resulting variable cost impacts.

          Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2004.

     Research and Development

          Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software tools.

          The quarter over quarter increase in research and development expenditures was attributable primarily to an increase in research and development personnel and related costs, primarily associated with our acquisition of London Bridge.

          Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2004.

     Selling, General and Administrative

          Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

          The quarter over quarter increase in selling, general and administrative expenses was attributably to a $9.4 million increase in personnel and other labor-related costs and a $2.4 million net increase in various other expenditures. The increase in personnel and labor-related costs resulted primarily from our London Bridge and Braun acquisitions.

          Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2004.

     Amortization of Intangible Assets

          Amortization of intangible assets consists of amortization expense that we have recorded on intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Our definite-lived intangible assets are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over the estimated useful life of the asset. The quarter over quarter increase in amortization expense is attributable to incremental amortization associated with our acquisitions of London Bridge and Braun in May 2004 and November 2004, respectively.

     Interest Income

          Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income was attributable primarily to lower average cash and investment balances, partially offset by higher interest and investment income yields due to market conditions. The decrease in cash and investment balances resulted principally from cash used in investing and financing activities subsequent to the end of the prior year quarter, including cash used for the redemption of our former convertible subordinated notes, repurchases of common stock and acquisitions, partially offset by increases in net cash provided by operating activities.

     Interest Expense

          The quarter over quarter decrease in interest expense was attributable to the redemption of our former $150.0 million of 5.25% convertible subordinated notes in September 2004. Interest expense recorded during the quarter ended December 31, 2004 relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and is consistent with the interest expense related to the Senior Notes recorded by us in the prior year quarter ended December 31, 2003.

     Other Income, Net

          Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward foreign exchange contracts, and other non-operating items. No component of other income, net changed significantly quarter over quarter.

     Provision for Income Taxes

          Our effective tax rate was 37.7% and 37.8% during the quarters ended December 31, 2004 and 2003, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate for the quarter ended December 31, 2004 reflects an increase in the rate applicable to earnings from continuing operations to 38.5% that relates primarily to our inability to recognize a tax benefit on certain losses associated with our foreign subsidiaries. However, our tax rate in the current quarter was reduced by 0.8% as a result of the recognition of a prior year tax benefit for U.S. federal research and development tax credits. We were unable to recognize this tax credit last year as legislation was not enacted until the first quarter of our current fiscal year. This legislation allowed us to retroactively recognize these tax credits.

     Operating Income

          The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended
	December 31,			Period-to-Period
			Period-to-Period	Percentage
Segment	2004	2003	Change	Change
Strategy Machine Solutions	$20,204	$24,271	$(4,067)	(17)%
Scoring Solutions	21,733	19,234	2,499	13%
Professional Services	2,242	2,373	(131)	(6)%
Analytic Software Tools	247	1,700	(1,453)	(85)%

Segment operating income / operating income	$44,426	$47,578	(3,152)	(7)%

          The quarter over quarter decrease in operating income was attributable primarily to an increase of $2.7 million in the amortization of intangible assets that resulted from our acquisitions in fiscal 2003 and 2004. At the segment level, the decrease in segment operating income was attributable primarily to decreases of $4.1 million, $1.5 million and $0.1 million in segment operating income within our Strategy Machines Solutions, Analytic Software Tools and Professional Services segments, respectively, partially offset by a $2.5 million increase in segment operating income within our Scoring Solutions segment. The decreases in Strategy Machine Solutions and Analytic Software Tools segment operating income were attributable primarily to the impact of negative operating margins associated with London Bridge product offerings, partially offset by the growth of revenues and operating margins associated with other higher margin product offerings. The negative operating margins associated with London Bridge product offerings in these segments were attributable in part to the write-down of deferred maintenance revenue to fair market value, resulting in purchase accounting adjustments. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services.

     Stock-based Compensation

          We recorded stock-based compensation expense of $0.4 million and $0.6 million during the quarters ended December 31, 2004 and 2003, respectively. This expense is recorded in cost of revenues, research and development, and selling, general and administrative expense. The quarter over quarter decrease was primarily due to a decrease in amortization of deferred compensation related to the final vesting during fiscal 2004 of 1,417,500 stock options granted to an officer (in which the quoted market price of our common stock at the grant date exceeded the stock options’ exercise price), a decrease in amortization of deferred compensation related to the intrinsic value of unvested options of HNC Software Inc.’s (“HNC”) to purchase Fair Isaac common stock exchanged at the time of the fiscal 2002 HNC acquisition resulting from forfeitures and a decrease in amortization of various restricted stock grants due to forfeitures. These decreases were partially offset by increases in compensation charges for stock options subject to variable plan accounting, and amortization of deferred compensation related to the intrinsic value of unvested options exchanged in the Braun acquisition.

Liquidity and Capital Resources

     Working Capital

          Our working capital decreased from $345.8 million at September 30, 2004 to $335.1 million at December 31, 2004. The $10.7 million decrease was attributable to an $18.2 million increase in deferred revenue, a $14.7 million increase in other accrued liabilities partially offset by $7.7 million increase in cash and cash equivalents and short-term marketable securities, a $10.9 million increase in the current portion of deferred income taxes and a net $3.6 million increase in other working capital balances. The increase in deferred revenue was attributable primarily to a net increase in customer prepayments, including a $19.0 million prepayment from a single customer for future services. The increase in other accrued liabilities was attributable primarily to an increase in corporate taxes payable. The increase in cash and cash equivalents and short-term marketable securities was attributable primarily to the use of cash for the repurchase of our common stock, offset by net cash provided by operating, investing and other financing activities, as described below. The increase in the current portion of deferred income taxes was attributable primarily to deferred taxes recorded in connection with our acquisition of Braun, partially offset by cumulative translation adjustments.

     Cash Flows from Operating Activities

          Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $67.7 million during the quarter ended December 31, 2003 to $79.9 million during the quarter ended December 31, 2004, reflecting an increase in net earnings before non-cash charges, the $19.0 million prepayment from a single customer, as noted above, and the cash flow impact of other net working capital changes.

     Cash Flows from Investing Activities

          Net cash provided by investing activities totaled $10.4 million during the quarter ended December 31, 2004, compared to net cash used in investing activities of $130.4 million during the quarter ended December 31, 2003. The shift to net cash provided by investing activities during the quarter ended December 31, 2004, as compared net cash used in investing activities during the prior year quarter, was attributable primarily to a $146.8 million increase in proceeds from sales and maturities of marketable securities, net of purchases, and a $23.0 million increase in cash proceeds related to our disposition of London Bridge Phoenix Software, Inc., partially offset by a

$28.8 million increase in cash paid in acquisitions, net of cash acquired, primarily related to our acquisition of Braun, and a $0.2 million net increase in cash used in other investing activities.

     Cash Flows from Financing Activities

          Net cash used in financing activities totaled $93.4 million during the quarter ended December 31, 2004, compared to net cash provided by financing activities of $10.7 million during the quarter ended December 31, 2003. The shift to net cash used in financing activities during the quarter ended December 31, 2004, as compared to net cash provided by financing activities during the prior year quarter, was attributable primarily to our use of $109.9 million in cash to repurchase common stock in the current quarter along with a $0.4 million increase in dividends paid, partially offset by a $6.2 million increase in proceeds from issuances of common stock.

     Repurchases of Common Stock

          From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. In July 2004, our Board of Directors approved a common stock repurchase program, which will expire in July 2005, that allows us to purchase shares of our common stock for an aggregate cost of up to $200.0 million. During the quarter ended December 31, 2004, we repurchased approximately 3,248,000 shares of our common stock under this program at an aggregate cost of $109.9 million. In February 2005, our Board of Directors canceled our July 2004 stock repurchase program and approved a new commons stock repurchase program. The new repurchase program allows us from time to time to purchase up to an aggregate of $250 million in shares of our common stock in the open market or through negotiated transactions.

     Dividends

          During the quarter ended December 31, 2004, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

     1.5% Senior Convertible Notes

          On August 6, 2003, we issued $400.0 million of Senior Convertible Notes (the “Senior Notes”) that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain merger and acquisition activities.

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

          We may redeem for cash all or part of the Senior Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of their Senior Notes on August 15, 2007, August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Notes being repurchased, plus accrued and unpaid interest. In addition, we are currently assessing whether to amend the Senior Notes in such a manner that would decreases the dilutive impact on our calculation of diluted earnings per share. See footnote 6 for further discussion of the dilutive impact of the Senior Notes.

     Credit Agreement

          We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2006. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $25.0 million and other specified limits. As of December 31, 2004, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of December 31, 2004, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility. We believe that the covenants of this credit facility will not materially restrict our future liquidity or operations.

     Liquidity and Capital Resources Outlook

          As of December 31, 2004, we had $342.7 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

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

          As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition), as amended. If not, we apply the separation provisions of the Emerging Issues Task Force (“EITF”) consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF Issue No. 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. Sometimes this results in recognizing the entire arrangement fee when delivery of the last element in a multiple element arrangement occurs. For example, if the last undelivered element is a service, we recognize revenue for the entire arrangement fee as the service is performed, or if no pattern of performance is discernable, we recognize revenue on a straight-line basis over the term of the arrangement.

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

          We test goodwill for impairment at the reporting unit level at least annually as of July 1 of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2004, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We believe that the assumptions and estimates utilized were appropriate based on the information available to management.

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

New Accounting Pronouncement

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to expense share based-payment awards with compensation cost for share based-payment transactions measured at fair value. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The adoption of this standard will have a significant impact on our consolidated net income and net income per share. SFAS 123(R) requires us to record compensation expense for all awards granted after adopting the standard as well as record compensation expense for the unvested portion of previously granted awards outstanding at the date of adoption. In addition, we may elect to restate prior period financial statements, basing the amounts on the expense previously calculated and reported in pro forma footnote disclosures. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model that we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS 123(R) requires us to adopt the new accounting provisions no later than the beginning of our fourth quarter of fiscal 2005. We have not yet determined whether we will use the Black-Scholes model in our final adoption of SFAS 123(R).

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

          We have a significant share of the available market in portions of our Scoring Solutions segment and for certain services in our Strategy Machine Solutions segment (specifically, the markets for account management services at credit card processors and credit card fraud detection software). To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, healthcare, insurance, small business lending, retail, telecommunications, personal credit management, the design of business strategies using Strategy Science technology and Internet services. These areas are relatively new to our product development and sales and marketing personnel. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will decrease.

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

          Legislation and governmental regulation affects how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer consumer initiatives are affected by regulation, including the following significant regulatory areas:

•	federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act, or FCRA, the Fair and Accurate Credit Transactions Act, or FACT, which amends FCRA, and certain proposed regulations under FACT, presently under consideration;

•	regulations designed to combat identity theft such as those proposed under the FACT, California Security Breach Notification Act and additional state legislative enactments in this area;

•	regulation designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act, or ECOA;

•	privacy law, including but not limited to the provisions of the Financial Services Modernization Act of 1999, or FSMA, the Gramm Leach Bliley Act, or GLBA, and the Health Insurance Portability and Accountability Act of 1996;

•	regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

•	insurance regulations related to our insurance products;

•	a broad array of consumer protection laws, for example federal and state statutes governing the use of the Internet and telemarketing;

•	regulations of foreign jurisdictions on our international operations, including the European Union’s Privacy Directive; and

•	Sarbanes-Oxley Act (SOX) regulations to verify internal process controls and require material event awareness and notification.

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

Due to changes in accounting rules, we will incur significant but presently unquantifiable stock-based compensation charges related to employee stock options in future periods.

          On December 16, 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (revised 2004), which is scheduled to make the expensing of stock options using the fair value method mandatory at the beginning of the first fiscal quarter after June 15, 2005. This change will first be reflected in the presentation of our consolidated financial statements for the fourth quarter of fiscal 2005. Prior thereto, we must select from among a number of methods to determine fair value, and apply the selected method to our outstanding options. Accordingly, the amount of compensation expense that we will incur is presently undeterminable, and, when determined, may be larger than the range presently anticipated by us. Large compensation expense would adversely affect our results of operations for the period in which it is recognized, and may inhibit our use of stock option-based compensation in the future. There is uncertainty as to the ability of other forms of compensation to attract and retain employees, as well as the financial and other consequences of such forms of compensation.

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

Interest Rate Risk

          We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2004 and September 30, 2004:

	December 31, 2004			September 30, 2004
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
			(In thousands)
Cash and cash equivalents	$120,735	$120,738	2.19%	$115,215	$115,209	1.72%
Short-term investments	150,370	149,844	1.61%	139,868	139,435	1.49%
Long-term investments	31,806	31,446	2.06%	59,948	59,693	1.98%

	$302,911	$302,028	1.89%	$315,031	$314,337	1.67%

          We are the issuer of 1.5% Senior Convertible Notes that mature in August 2023. The fair value of our Senior Notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at December 31, 2004 and September 30, 2004:

	December 31, 2004			September 30, 2004
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
1.5% Senior Notes	$400,000	$400,000	$420,412	$400,000	$400,000	$397,500

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

          The following table summarizes our outstanding forward foreign currency contracts, by currency, with contract amounts representing the expected payments to be made under these instruments at December 31, 2004:

	Contract Amount
	Foreign		Fair Value
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP 4,500	$8,625	$—
EURO (EUR)	EUR 1,200	1,636	—
Japanese Yen (YEN)	YEN 70,800	680	—

		$10,941	$—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

			(c) Total Number of
			Shares Purchased as	(d) Maximum Dollar
			Part of Publicly	Value of Share that May
	(a) Total Number of	(b) Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs
October 1, 2004 through October 31, 2004	—	—	—	167,610,068
November 1, 2004 through November 30, 2004	1,469,700	$32.75	1,469,700	119,474,818
December 1, 2004 through December 31, 2004	1,778,500	34.72	1,778,500	57,718,090

	3,248,200	$33.83	3,248,200

(1)	In February 2005, our Board of Directors canceled our stock repurchase program originally approved in July 2004 for the purchase of $200 million in common stock and approved a new common stock repurchase program. The new repurchase program allows us from time to time to purchase up to an aggregate of $250 million in shares of our common stock in the open market or through negotiated transactions.

Item 4. Submission of Matters to a Vote of Security Holders

          Our annual meeting of stockholders was held on February 1, 2005 and the following actions were taken:

1. Election of Directors

     Stockholders elected nine incumbent directors for one-year terms. The vote tabulation for individual directors was:

NOMINEE	FOR	WITHHELD
Mr. A. George Battle	62,070,773	399,862
Mr. Andrew Cecere	62,170,770	299,865
Mr. Tony J. Christianson	60,944,994	1,525,641
Mr. Thomas G. Grudnowski	62,157,254	313,381
Mr. Alex W. Hart	60,950,082	1,520,553
Mr. Philip G. Heasley	60,926,944	1,543,691
Mr. Guy R. Henshaw	62,075,946	394,689
Mr. David S. P. Hopkins	62,071,634	399,001
Ms. Margaret L. Taylor	61,007,453	1,463,182

2. Ratification of Independent Auditors

     The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending September 30, 2005 (with 62,212,099 votes for, 204,057 votes against, 54,479 abstentions and 0 broker non-votes).

Item 6. Exhibits

Exhibit
Number	Description
10.45	Amended Employment Agreement entered into as of November 10, 2004, by and between Fair Isaac Corporation and Steven J. Braun.
10.46	Management Incentive Plan for Fiscal Year 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: February 8, 2005

	By	/s/ CHARLES M. OSBORNE
Charles M. Osborne
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: February 8, 2005

	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2004

Exhibit
Number	Description
10.45	Amended Employment Agreement entered as of November 10, 2004, by and between Fair Isaac Corporation and Steven J. Braun.	Filed Electronically
10.46	Management Incentive Plan for Fiscal Year 2005.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically
32.1	Section 1350 Certification of CEO.	Filed Electronically
32.2	Section 1350 Certification of CFO.	Filed Electronically