Form 10-Q
period 2005-03-31
FAIR ISAAC CORP
filed 2005-05-09
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     The number of shares of common stock outstanding on April 29, 2005 was 67,463,365 (excluding 21,393,568 shares held by the Company as treasury stock).

 i

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	September 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$167,359	$134,070
Marketable securities available for sale, current portion	161,608	165,235
Receivables, net	166,434	140,845
Prepaid expenses and other current assets	15,922	15,029
Deferred income taxes	23,600	10,922

Total current assets	534,923	466,101
Marketable securities available for sale, less current portion	37,732	63,446
Other investments	1,561	1,561
Property and equipment, net	54,089	53,288
Goodwill	679,517	689,345
Intangible assets, net	127,726	135,797
Deferred income taxes	21,676	21,028
Other assets	9,349	14,213

	$1,466,573	$1,444,779

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,583	$13,055
Accrued compensation and employee benefits	36,420	33,670
Other accrued liabilities	45,000	32,541
Deferred revenue	64,451	41,050

Total current liabilities	161,454	120,316
Senior convertible notes	400,000	400,000
Other liabilities	8,994	7,992

Total liabilities	570,448	528,308

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 67,281 and 69,579 shares outstanding at March 31, 2005 and September 30, 2004, respectively)	673	697
Paid-in-capital	1,052,232	1,054,437
Treasury stock, at cost (21,576 and 19,278 shares at March 31, 2005 and September 30, 2004, respectively)	(636,336)	(551,977)
Unearned compensation	(2,293)	(1,814)
Retained earnings	476,690	417,218
Accumulated other comprehensive income (loss)	5,159	(2,090)

Total stockholders’ equity	896,125	916,471

	$1,466,573	$1,444,779

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	$196,021	$173,246	$391,567	$342,587

Operating expenses:
Cost of revenues (1)	69,648	63,283	139,418	122,818
Research and development	18,123	14,333	39,121	30,734
Selling, general and administrative (1)	55,085	40,508	108,653	82,268
Amortization of intangible assets (1)	6,536	4,064	13,320	8,131

Total operating expenses	149,392	122,188	300,512	243,951

Operating income	46,629	51,058	91,055	98,636
Interest income	1,873	2,631	3,579	5,076
Interest expense	(2,031)	(4,382)	(4,064)	(8,760)
Other income (expense), net	(332)	634	325	1,192

Income before income taxes	46,139	49,941	90,895	96,144
Provision for income taxes	11,812	19,098	28,707	36,540

Net income	$34,327	$30,843	$62,188	$59,604

Earnings per share:
Basic	$0.51	$0.44	$0.92	$0.85

Diluted	$0.45	$0.39	$0.82	$0.75

Shares used in computing earnings per share:
Basic	66,979	70,308	67,769	70,065

Diluted	78,385	83,117	79,231	82,976

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	Income
Balance at September 30, 2004	69,579	$697	$1,054,437	$(551,977)	$(1,814)	$417,218	$(2,090)	$916,471
Exercise of stock options	1,293	13	(14,639)	37,745	—	—	—	23,119
Tax benefit from exercised stock options	—	—	8,975	—	—	—	—	8,975
Amortization of unearned compensation	—	—	—	—	630	—	—	630
Options exchanged in Braun acquisition	—	—	2,417	—	(394)	—	—	2,023
Forfeitures of restricted stock and stock options	(11)	—	157	(240)	83	—	—	—
Repurchases of common stock	(3,755)	(38)	—	(127,010)	—	—	—	(127,048)
Issuance of ESPP shares from treasury	150	1	(178)	4,411	—	—	—	4,234
Senior convertible note exchange offer premium	—	—	1,000	—	—	—	—	1,000
Dividends paid	—	—	—	—	—	(2,716)	—	(2,716)
Issuance of restricted stock	25	—	63	735	(798)	—	—	—
Net income	—	—	—	—	—	62,188	—	62,188	$62,188
Unrealized losses on investments	—	—	—	—	—	—	(235)	(235)	(235)
Cumulative translation adjustments	—	—	—	—	—	—	7,484	7,484	7,484

Balance at March 31, 2005	67,281	$673	$1,052,232	$(636,336)	$(2,293)	$476,690	$5,159	$896,125	$69,437

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$62,188	$59,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,539	22,620
Share of equity in loss of investment	—	20
Gain on sales of marketable securities	—	(853)
Amortization of unearned compensation	630	972
Tax benefit from exercised stock options	8,975	9,490
Net amortization (accretion) of premium (discount) on marketable securities	237	(967)
Provision for doubtful accounts	1,287	242
Amortization of discount on convertible subordinated notes	—	757
Net loss on sales of property and equipment	—	66
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(13,359)	7,123
Prepaid expenses and other assets	1,158	1,280
Accounts payable	2,179	(1,620)
Accrued compensation and employee benefits	2,688	1,955
Other liabilities	857	8,754
Deferred revenue	26,178	6,835

Net cash provided by operating activities	119,557	116,278

Cash flows from investing activities:
Purchases of property and equipment	(10,012)	(10,744)
Collections of notes receivable from sale of product lines	250	1,950
Cash paid for acquisitions, net of cash acquired	(32,566)	(5,000)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	22,672	—
Purchases of marketable securities	(106,194)	(608,844)
Proceeds from sales of marketable securities	77,347	516,855
Proceeds from maturities of marketable securities	63,990	99,929

Net cash provided by (used in) investing activities	15,487	(5,854)

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	27,353	32,235
Dividends paid	(2,716)	(1,877)
Repurchases of common stock	(127,048)	(40,653)
Cash paid in lieu of fractional shares in effecting stock split	—	(241)

Net cash used in financing activities	(102,411)	(10,536)

Effect of exchange rate changes on cash and cash equivalents	656	—

Increase in cash and cash equivalents	33,289	99,888
Cash and cash equivalents, beginning of period	134,070	130,383

Cash and cash equivalents, end of period	$167,359	$230,271

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received	$8,812	$15,431
Cash paid for interest	$3,000	$7,088

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

     Principles of Consolidation and Basis of Presentation

          We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our 2004 Annual Report on Form 10-K and in our Current Report on Form 8-K filed on February 25, 2005. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

          The condensed consolidated financial statements include the accounts of Fair Isaac and its subsidiaries. All inter company accounts and transactions have been eliminated.

     Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, intangible assets, software development costs and deferred tax assets; estimated losses associated with contingencies and litigation; the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

     Stock-Based Compensation

          We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for fixed employee stock awards is measured as the excess, if any, of the quoted market price of our common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation cost for variable employee stock awards is measured as the excess, if any, of the quoted market price of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation cost is amortized over the related service periods for each vesting date using a graded vesting schedule as required under the provisions of FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Compensation expense previously recorded for vested variable awards is reversed when the measurement of compensation cost decreases from prior measurements. Compensation expense previously recorded for unvested employee stock- based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis.

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$34,327	$30,843	$62,188	$59,604
Add: Stock-based employee compensation expense included in reported net income, net of tax	121	250	385	603
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(7,782)	(7,513)	(14,101)	(12,939)

Pro forma net income	$26,666	$23,580	$48,472	$47,268

Earnings per share, as reported:
Basic	$0.51	$0.44	$0.92	$0.85

Diluted	$0.45	$0.39	$0.82	$0.75

Pro forma earnings per share:
Basic	$0.40	$0.34	$0.72	$0.67

Diluted	$0.36	$0.30	$0.64	$0.60

     Adoption of New Accounting Pronouncement

          We adopted the Emerging Issues Task Force (“EITF”) consensus with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. See the further discussion regarding our adoption of this consensus in footnote 6, Earnings Per Share.

     New Accounting Pronouncement Not Yet Adopted

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to expense share based-payment awards with compensation cost for share based-payment transactions measured at fair value. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The adoption of this standard will have a significant impact on our consolidated net income and net income per share. SFAS 123(R) requires us to record compensation expense for all awards granted after adopting the standard as well as record compensation expense for the unvested portion of previously granted awards outstanding at the date of adoption. In addition, we may elect to restate prior period financial statements, basing the amounts on the expense previously calculated and reported in pro forma footnote disclosures. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model that we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt the new accounting provisions of SFAS 123(R) no later than the beginning of our first quarter of fiscal 2006. We have not yet determined whether we will use the Black-Scholes or other valuation models in our final adoption of SFAS 123(R).

     Reclassification

     Certain amounts from prior periods have been reclassified to conform to the current period presentation. In connection with the preparation of this report, we concluded that it was appropriate to classify auction rate securities as marketable securities available for sale. Auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

predetermined short-term intervals through a dutch auction system. Previously, we classified such instruments as cash and cash equivalents. Accordingly, we have reclassified $25.8 million of auction rate securities that were outstanding at September 30, 2004 from cash and cash equivalents to marketable securities available for sale, current portion. We have also made a corresponding reclassification to the condensed consolidated statement of cash flows for the six months ended March 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. Accordingly, in the condensed consolidated statement of cash flows for the six months ended March 31, 2004, we have included an additional $78.8 million in purchases of marketable securities and an additional $84.7 million in proceeds from sales of marketable securities. This change in classification did not affect previously reported results of operations for any period.

2. Acquisition of Braun Consulting, Inc.

     On November 10, 2004, we acquired all of the issued and outstanding stock of Braun Consulting, Inc. (“Braun”), a marketing strategy and technology consulting firm, in exchange for cash consideration of $37.1 million and contingent cash consideration of $3.3 million payable to a former Braun shareholder if certain revenue parameters are achieved during either the fiscal year ended September 30, 2005, the two fiscal years ended September 30, 2006, or the three fiscal years ended September 30, 2007. The acquisition of Braun was consummated principally to complement our marketing solutions and services related to marketing strategy and customer management technologies, as well as to expand our capabilities in markets targeted for growth, including healthcare, retail and pharmaceuticals. Braun is included in the Professional Services business segment. The results of operations of Braun have been included in the accompanying condensed consolidated statements of income beginning on November 10, 2004.

     The total purchase price, excluding contingent consideration, is summarized as follows (in thousands):

Total cash consideration	$37,093
Acquisition-related costs	615
Fair value of options to purchase Fair Isaac common stock, less $0.4 million representing the portion of the intrinsic value of unvested options allocated to unearned compensation	2,023

Total purchase price	$39,731

     In connection with the acquisition, we issued 182,000 options to purchase Fair Isaac common stock in exchange for Braun options. The table above reflects the total fair value of these options based on application of the Black-Scholes option pricing model, less the portion of the intrinsic value related to unvested options, which was allocated to unearned compensation.

     Our preliminary allocation of the purchase price was as follows (in thousands):

Assets:
Cash, cash equivalents and marketable securities available for sale	$9,643
Receivables, net	7,042
Prepaid expenses and other current assets	645
Deferred income taxes	17,451
Property and equipment	3,405
Goodwill	7,775
Intangible assets:
Customer contracts and relationships	3,580
Other assets	56

Total assets	49,597

Liabilities:
Current liabilities	6,329
Non-current liabilities	3,537

Total liabilities	9,866

Total purchase price	$39,731

     The preliminary allocation of the purchase price is pending completion of an analysis of the recoverability of certain deferred tax assets acquired and final resolution of exit costs related to certain obligations. The acquired customer contracts and relationships, which include backlog, have a weighted average useful life of approximately 4.5 years and are being amortized over their estimated useful lives using the straight-line method. The goodwill was allocated to our Professional Services operating segment, and will not be deductible for tax purposes.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Unaudited Pro Forma Results of Operations

          The following unaudited pro forma results of operations present the impact on our results of operations for the quarter ended March 31, 2004 and for six months ended March 31, 2005 and 2004, as if our Braun acquisition had occurred on October 1, 2003 and 2004, prospectively.

	Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2004		March 31, 2005		March 31, 2004
		Pro forma		Pro forma		Pro forma
	Historical	Combined	Historical	Combined	Historical	Combined
	(In thousands, except per share data)
Revenues	$173,246	$183,202	$391,567	$394,210	$342,587	$362,655
Net income	$30,843	$29,181	$62,188	$60,897	$59,604	$57,148
Basic earnings per share	$0.44	$0.42	$0.92	$0.90	$0.85	$0.82
Diluted earnings per share	$0.39	$0.37	$0.82	$0.80	$0.75	$0.72

3. Disposition of London Bridge Phoenix Software, Inc.

     On November 12, 2004, we sold all of the issued and outstanding stock of London Bridge Phoenix Software, Inc. (“Phoenix”) to Harland Financial Solutions, Inc. (“Harland”). In connection with this disposition, we sold all of the Phoenix related assets, including all Phoenix bank processing solutions, the associated customer base, intellectual property rights and other related assets to Harland in exchange for cash consideration of $22.7 million and the assumption of substantially all Phoenix liabilities by Harland. Phoenix was an indirectly wholly-owned subsidiary that we acquired in connection with our acquisition of London Bridge Software Holdings plc (“London Bridge”) in May 2004. As this disposition occurred shortly after the London Bridge acquisition and the fair value of Phoenix did not change significantly from the date of the London Bridge acquisition, no gain or loss was recorded in connection with this transaction. The excess of the consideration received over the book value of the net assets sold in this disposition, amounting to $21.7 million, was recorded as a decrease to goodwill in the Strategy Machines Solutions segment.

4. Amortization of Intangible Assets

     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)
Cost of revenues	$3,722	$2,286	$7,454	$4,574
Selling, general and administrative expenses	2,814	1,778	5,866	3,557

	$6,536	$4,064	$13,320	$8,131

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $127.7 million and $135.8 million, net of accumulated amortization of $47.3 million and $35.0 million, as of March 31, 2005 and September 30, 2004, respectively.

     5. Restructuring and Acquisition-Related Expenses

     In connection with our acquisition of Braun on November 10, 2004, we completed a plan to reduce Braun staff and accordingly recorded a $1.3 million employee separation accrual. This amount was recorded to goodwill in connection with our preliminary allocation of the Braun purchase price. During the quarter ended March 31, 2005, we incurred an additional $1.2 million of lease separation costs related to our London Bridge acquisition.

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

	Accrual at			Accrual at
	September 30,	Goodwill	Cash	March 31,
	2004	Additions	Payments	2005
	(In thousands)
Facilities charges	$6,439	$1,213	$(3,125)	$4,527
Employee separation	1,171	1,308	(2,408)	71

	7,610	$2,521	$(5,533)	4,598

Less: current portion	(3,994)			(3,185)

Non-current	$3,616			$1,413

6. Earnings Per Share

     The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator for basic earnings per share — net income	$34,327	$30,843	$62,188	$59,604
Interest expense on senior convertible notes, net of tax	1,226	1,256	2,466	2,521

Numerator for diluted earnings per share	$35,553	$32,099	$64,654	$62,125

Denominator — shares:
Basic weighted-average shares	66,979	70,308	67,769	70,065
Effect of dilutive securities	11,406	12,809	11,462	12,911

Diluted weighted-average shares	78,385	83,117	79,231	82,976

Earnings per share:
Basic	$0.51	$0.44	$0.92	$0.85

Diluted	$0.45	$0.39	$0.82	$0.75

     The computation of diluted EPS for the quarters ended March 31, 2005 and 2004, excludes options to purchase approximately 3,898,000 and 995,000 shares of common stock, respectively, and for the six months ended March 31, 2005 and 2004, excludes options to purchase approximately 4,087,000 and 801,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. This consensus requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are then met. The computation for diluted EPS for the quarters ended March 31, 2005 and 2004 includes approximately 9,000,000 and 9,101,000 shares of common stock, respectively, and for the six months ended March 31, 2005 and 2004 includes approximately 9,050,000 and 9,101,000 shares of common stock, respectively, issuable upon conversion of our 1.5% Senior Convertible Notes (“Senior Notes”).

     Our Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021,

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock under certain circumstances; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain tender offer activities by us or any of our subsidiaries.

     On March 31, 2005, we completed an exchange offer for the Senior Notes, whereby holders of approximately 99.9% of the total principal amount of our Senior Notes exchanged their existing securities for 1.5% Senior Convertible Notes, Series B (“New Notes”). The terms of the New Notes are similar to the terms of the Senior Notes described above, except that: (i) upon conversion, we will pay holders cash in an amount equal to the lesser of the principal amount of such notes and the conversion value of such notes, and to the extent such conversion value exceeds the principal amount of the notes, the remainder of the conversion obligation in cash or common shares or combination thereof; (ii) in the event of a change of control, we may be required in certain circumstances to pay a make-whole premium on the New Notes converted in connection with the change of control and (iii) if the conversion condition in the second clause (iii) in the third paragraph preceding this paragraph is triggered and the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, the holders converting New Notes shall receive cash with a value equal to 100% of the principal amount of New Notes on the conversion date. We incurred approximately $1.4 million of professional fees associated with the exchange offer, which were expensed as incurred during the quarter ended March 31, 2005.

     Effective with the completed exchange offer on March 31, 2005, the dilutive effect of the New Notes will be calculated using the treasury stock method, which currently are not dilutive to our earnings per share based on the price of our common stock.

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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following tables summarize segment information for the quarters and six months ended March 31, 2005 and 2004:

	Quarter Ended March 31, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$111,252	$39,347	$33,580	$11,842	$196,021
Operating expenses	(96,992)	(16,892)	(27,492)	(8,016)	(149,392)

Segment operating income	$14,260	$22,455	$6,088	$3,826	46,629

Unallocated interest expense					(2,031)
Unallocated interest and other income, net					1,541

Income before income taxes					$46,139

Depreciation and amortization	$7,391	$3,468	$1,612	$611	$13,082

	Quarter Ended March 31, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$103,587	$33,707	$24,616	$11,336	$173,246
Operating expenses	(78,988)	(15,930)	(20,755)	(6,515)	(122,188)

Segment operating income	$24,599	$17,777	$3,861	$4,821	51,058

Unallocated interest expense					(4,382)
Unallocated interest and other income, net					3,265

Income before income taxes					$49,941

Depreciation and amortization	$6,215	$2,884	$1,864	$350	$11,313

	Six Months Ended March 31, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$229,064	$78,771	$63,050	$20,682	$391,567
Operating expenses	(194,600)	(34,583)	(54,720)	(16,609)	(300,512)

Segment operating income	$34,464	$44,188	$8,330	$4,073	91,055

Unallocated interest expense					(4,064)
Unallocated interest and other income, net					3,904

Income before income taxes					$90,895

Depreciation and amortization	$15,904	$6,118	$3,301	$1,216	$26,539

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

8. Income Taxes

     Our effective tax rate was 25.6% and 38.2% during the quarters ended March 31, 2005 and 2004, respectively, and 31.6% and 38% during the six months ended March 31, 2005 and 2004, respectively. Our effective tax rate in the current quarter was reduced by a $6.0 million adjustment that resulted from the recognition of tax benefits related to prior years. This adjustment was the result of a recently completed tax study performed by Fair Isaac with its outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The adjustment reflects our estimate of the effect of amending our tax returns for 1998 through 2003 to reflect the impact of these items. Excluding the adjustment, the effective tax rate for the quarter ended March 31, 2005 would have been 38.5%. For the six months ended March 31, 2005, tax expense was also reduced by a $0.3 million adjustment due to the recognition of a prior year tax benefit for U.S federal research and development tax credits. We were unable to recognize this tax benefit last year as the legislation that provided this credit was not enacted until the first quarter of our current fiscal year. This legislation allowed us to retroactively recognize this tax benefit. Excluding these adjustments, the effective tax rate for the six months ended March 31, 2005 would have been 38.5%.

9. Contingencies

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

     Braun Consulting, Inc.

     Braun (which we acquired in November 2004) was a defendant in a lawsuit filed on November 26, 2001, in the United States District Court for the Southern District of New York (Case No. 01 CV 10629) that alleges violations of federal securities laws in connection with Braun’s initial public offering in August 1999. This lawsuit is among approximately 300 coordinated putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings. As successor in interest to Braun we have entered into a Stipulation and Agreement of Settlement, pursuant to a Memorandum of Understanding, along with most of the other defendant issuers in this coordinated litigation, whereby such issuers and their officers and directors will be dismissed with prejudice, subject to the satisfaction of certain conditions, including, among others, approval of the court. Under the terms of this agreement, we will not pay any amount of the settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-K, 10-Q, and 8-K.

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

     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter and six months ended March 31, 2005, 75% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 76% and 80% of our revenues during the quarters ended March 31, 2005 and 2004, respectively, and 78% and 80% of our revenues during the six months ended March 31, 2005 and 2004, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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

     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended March 31, 2005, we achieved new bookings of $136.6 million, including eight deals with bookings values of $3.0 million or more. In comparison, new bookings in the quarter ended March 31, 2004 were $117.0 million, including eight deals with bookings values of $3.0 million or more.

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

     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $50.5 million and $37.8 million during the quarters ended March 31, 2005 and 2004, respectively, representing 26% and 22% of total consolidated revenues in each of these periods. International revenues totaled $100.0 million and $75.2 million during the six months ended March 31, 2005 and 2004, respectively, representing 26% and 22% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.

     We acquired London Bridge Software Holdings plc (“London Bridge”) in May 2004 and Braun Consulting, Inc. (“Braun”) in November 2004. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result, our financial results during the quarter and six months ended March 31, 2005 are not directly comparable to those during the quarter and six months ended March 31, 2004 or other quarters prior to any of these acquisitions.

     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a larger number of end user product and industry markets, our reportable business segments reflect the primary method by which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters and six months ended March 31, 2005 and 2004, are set forth in Note 7 to the accompanying condensed consolidated financial statements.

Revenues

     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended
	March 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
Segment	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$111,252	$103,587	57%	60%	$7,665	7%
Scoring Solutions	39,347	33,707	20%	19%	5,640	17%
Professional Services	33,580	24,616	17%	14%	8,964	36%
Analytic Software Tools	11,842	11,336	6%	7%	506	4%

Total revenues	$196,021	$173,246	100%	100%	22,775	13%

	Six Months Ended
	March 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$229,064	$206,848	59%	60%	$22,216	11%
Scoring Solutions	78,771	69,014	20%	20%	9,757	14%
Professional Services	63,050	47,108	16%	14%	15,942	34%
Analytic Software Tools	20,682	19,617	5%	6%	1,065	5%

Total revenues	$391,567	$342,587	100%	100%	48,980	14%

  Quarter Ended March 31, 2005 Revenues Compared to Quarter Ended March 31, 2004 Revenues

     The increase in total revenues from the quarter ended March 31, 2004 to the quarter ended March 31, 2005 included a $25.7 million increase in revenues that resulted from our London Bridge and Braun acquisitions in May 2004 and November 2004, respectively.

     Strategy Machine Solutions segment revenues increased due to a $7.4 million increase in revenues from our collection and recovery solutions, a $5.7 million increase in revenues from our mortgage banking solutions, a $3.0 million increase in revenues from our fraud solutions, and a $0.3 million increase in revenues from our other strategy machine solutions, partially offset by a $4.5 million decrease in revenues from our marketing solutions and a $4.2 million decrease in revenues from our insurance and healthcare solutions. The increase in collections and recovery solutions revenues was attributable primarily to increases in license and maintenance revenues related to acquired London Bridge solutions. The increase in mortgage banking solutions revenues was attributable to volumes associated with acquired London Bridge transactional-based agreements as well as an increase in perpetual license agreements. The increase in fraud solutions revenues was attributable to an increase in active accounts and merchant transaction volumes with our existing customer base, and to the cross-selling of additional fraud products. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, as well as lower claims volumes at some of our key customers.

     Scoring Solutions segment revenues increased due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services.

     During the quarters ended March 31, 2005 and 2004, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 20% and 19%, respectively, of our total company revenues, including revenues from these customers that are recorded in our other segments.

     Professional Services segment revenues increased $12.3 million due to an increase in implementation and precision marketing service revenues resulting from our acquisitions of London Bridge and Braun, respectively, and implementation of Enterprise Decision Management products, partially offset by a net decline of $3.3 million in various other professional service activities.

     Analytic Software Tools segment revenues increased due to an increase in sales of perpetual licenses for our Enterprise Decision Management products resulting from our acquisition of London Bridge.

Six Months Ended March 31, 2005 Revenues Compared to Six Months Ended March 31, 2004 Revenues

     The increase in total revenues from the six months ended March 31, 2004 to the six months ended March 31, 2005 included a $46.4 million increase in revenues that resulted from our London Bridge and Braun acquisitions in May 2004 and November 2004, respectively.

     Strategy Machine Solutions segment revenues increased due to a $12.1 million increase in revenues from our collection and recovery solutions, a $10.2 million increase in revenues from our mortgage banking solutions, a $9.7 million increase in revenues from our fraud solutions, a $2.4 million increase in revenues from our consumer solutions and a $1.7 million increase in revenues from our other strategy machine solutions, partially offset by a $8.6 million decrease in revenues from our insurance and healthcare solutions and a $5.3 million decrease in revenues from our marketing solutions. The increase in collections and recovery solutions revenues was attributable primarily to increases in license and maintenance revenues related to acquired London Bridge solutions. The increase in mortgage banking solutions revenues was attributable to volumes associated with acquired London Bridge transactional-based agreements. The increase in fraud solutions revenues was attributable to an increase in active accounts and merchant transaction volumes with our existing customer base, and to the cross-selling of additional fraud products. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from our myFICO.com and strategic alliance partners due to increased customer volumes and higher average selling prices. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, as well as lower claims volumes at some of our key customers. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation.

     Scoring Solutions segment revenues increased due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services.

     During the six months ended March 31, 2005 and 2004, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% of our total company revenues, including revenues from these customers that are recorded in our other segments.

     Professional Services segment revenues increased $22.4 million due to an increase in implementation and precision marketing service revenues resulting from our acquisitions of London Bridge and Braun, respectively, and implementation of Enterprise Decision Management products, partially offset by a net decline of $6.5 million in various other professional service activities.

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

	Quarter Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Revenues	$196,021	$173,246	100%	100%	$22,775	13%

Operating expenses:
Cost of revenues	69,648	63,283	36%	37%	6,365	10%
Research and development	18,123	14,333	9%	8%	3,790	26%
Selling, general and administrative	55,085	40,508	28%	23%	14,577	36%
Amortization of intangible assets	6,536	4,064	3%	3%	2,472	61%

Total operating expenses	149,392	122,188	76%	71%	27,204	22%

Operating income	46,629	51,058	24%	29%	(4,429)	(9)%
Interest income	1,873	2,631	1%	2%	(758)	(29)%
Interest expense	(2,031)	(4,382)	(1)%	(2)%	(2,351)	(54)%
Other income (expense), net	(332)	634	—	—	(966)	(152)%

Income before income taxes	46,139	49,941	24%	29%	(3,802)	(8)%
Provision for income taxes	11,812	19,098	6%	11%	(7,286)	(38)%

Net income	$34,327	$30,843	18%	18%	3,484	11%

Number of employees at quarter end	2,869	2,333			536	23%

	Six Months Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Revenues	$391,567	$342,587	100%	100%	$48,980	14%

Operating expenses:
Cost of revenues	139,418	122,818	36%	36%	16,600	14%
Research and development	39,121	30,734	10%	9%	8,387	27%
Selling, general and administrative	108,653	82,268	28%	24%	26,385	32%
Amortization of intangible assets	13,320	8,131	3%	2%	5,189	64%

Total operating expenses	300,512	243,951	77%	71%	56,561	23%

Operating income	91,055	98,636	23%	29%	(7,581)	(8)%
Interest income	3,579	5,076	1%	1%	(1,497)	(29)%
Interest expense	(4,064)	(8,760)	(1)%	(2)%	(4,696)	(54)%
Other income, net	325	1,192	—	—	(867)	(73)%

Income before income taxes	90,895	96,144	23%	28%	(5,249)	(5)%
Provision for income taxes	28,707	36,540	7%	11%	(7,833)	(21)%

Net income	$62,188	$59,604	16%	17%	2,584	4%

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

     The quarter over quarter increase in cost of revenues includes a $3.4 million increase in personnel and other labor-related costs, a $1.3 million increase in facilities and infrastructure costs, a $1.2 million increase in third-party software and data costs and a $0.5 million net increase in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in personnel resulting from our London Bridge and Braun acquisitions. The increase in facilities and infrastructure costs was also attributable primarily to our London Bridge and Braun acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions revenues, partially offset by a decrease in insurance and healthcare solutions revenues, and the resulting variable cost impacts.

     The year-to-date period over period increase in cost of revenues includes an $8.7 million increase in personnel and other labor-related costs, a $3.9 million increase in facilities and infrastructure costs, a $2.4 million increase in third-party software and data costs and a $1.6 million net increase in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in personnel resulting from our London Bridge and Braun acquisitions. The increase in facilities and infrastructure costs was also attributable primarily to our London Bridge and Braun acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions revenues, partially offset by a decrease in insurance and healthcare solutions revenues, and the resulting variable cost impacts.

     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2005.

Research and Development

     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software tools.

     The quarter over quarter and year-to-date period over period increases in research and development expenditures were attributable primarily to an increase in research and development personnel and related costs of $3.2 million and $6.7 million, respectively, primarily associated with our acquisition of London Bridge.

     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2005.

Selling, General and Administrative

     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

     The quarter over quarter increase in selling, general and administrative expenses was attributable to a $10.5 million increase in personnel and other labor-related costs and a $4.1 million net increase in professional fees and various other expenditures. The increase in personnel and labor-related costs resulted primarily from our London Bridge and Braun acquisitions. Other expenditures in the current quarter included professional fees of $1.4 million associated with our exchange of $399.7 million of senior convertible notes for new senior convertible notes. In addition, we also incurred professional fees in the current quarter associated with our assessment of our internal control structure over financial reporting as required by the Sarbanes-Oxley Act.

     The year-to-date period over period increase in selling, general and administrative expenses was attributable to a $19.8 million increase in personnel and other labor-related costs and a $6.6 million net increase in various other expenditures. The increase in personnel and labor-related costs and other expenditures were the result of the same factors described in the quarter over quarter discussion.

     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be slightly lower than those incurred during the quarter ended March 31, 2005.

Amortization of Intangible Assets

     Amortization of intangible assets consists of amortization expense that we have recorded on intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Our definite-lived intangible assets are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over the estimated useful life of the asset. The quarter over quarter and year-to-date period over period increases in amortization expense were attributable to incremental amortization associated with our acquisitions of London Bridge and Braun in May 2004 and November 2004, respectively.

Interest Income

     Interest income is derived from the investment of funds in excess of our immediate operating requirements. The quarter over quarter and year-to-date period over period decreases in interest income were attributable primarily to lower average cash and investment balances, partially offset by higher interest and investment income yields due to market conditions. The decrease in cash and investment balances resulted principally from cash used in investing and financing activities subsequent to the end of the prior year quarter, including cash used for the redemption of our former convertible subordinated notes, repurchases of common stock and acquisitions, partially offset by increases in net cash provided by operating activities.

Interest Expense

     The quarter over quarter and year-to-date period over period decreases in interest expense were attributable to the redemption of our former $150.0 million of 5.25% convertible subordinated notes in September 2004. Interest expense recorded during the quarter and six months ended March 31, 2005, relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and is consistent with the interest expense related to the Senior Notes recorded by us in the prior year quarter and year-to-date periods ended March 31, 2004.

Other Income (Expense), Net

     Other income, net consists of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward foreign exchange contracts, and other non-operating items.

     The quarter over quarter decline in other income includes a decrease in realized gains of $0.7 million on sales of marketable securities. In addition, foreign exchange losses increased by $0.3 million during the quarter.

     The year-to-date period over period decline in other income was the result of a decrease in realized gains of $0.9 million on sales of marketable securities.

Provision for Income Taxes

     Our effective tax rate was 25.6% and 38.2% during the quarters ended March 31, 2005 and 2004, respectively, and 31.6% and 38% during the six months ended March 31, 2005 and 2004, respectively. Our effective tax rate in the current quarter was reduced by a $6.0 million adjustment that resulted from the recognition of tax benefits related to prior years. This adjustment was the result of a recently completed tax study performed by Fair Isaac with its outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The adjustment reflects our estimate of the effect of amending our tax returns for 1998 through 2003 to reflect the impact of these items. Excluding the adjustment, the effective tax rate for the quarter ended March 31, 2005 would have been 38.5%. For the six months ended March 31, 2005, tax expense was also reduced by a $0.3 million adjustment due to the recognition of a prior year tax benefit for U.S federal research and development tax credits. We were unable to recognize this tax benefit last year as the legislation that provided this credit was not enacted until the first quarter of our current fiscal year. This legislation allowed us to retroactively recognize this tax benefit. Excluding these adjustments, the effective tax rate for the six months ended March 31, 2005 would have been 38.5%.

Operating Income

     The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended			Period-to-Period
	March 31,		Period-to-Period	Percentage
Segment	2005	2004	Change	Change
	(In thousands)
Strategy Machine Solutions	$14,260	$24,599	$(10,339)	(42)%
Scoring Solutions	22,455	17,777	4,678	26%
Professional Services	6,088	3,861	2,227	58%
Analytic Software Tools	3,826	4,821	(995)	(21)%

Segment operating income / operating income	$46,629	$51,058	(4,429)	(9)%

	Six Months Ended			Period-to-Period
	March 31,		Period-to-Period	Percentage
Segment	2005	2004	Change	Change
	(In thousands)
Strategy Machine Solutions	$34,464	$48,870	$(14,406)	(29)%
Scoring Solutions	44,188	37,011	7,177	19%
Professional Services	8,330	6,234	2,096	34%
Analytic Software Tools	4,073	6,521	(2,448)	(38)%

Segment operating income / operating income	$91,055	$98,636	(7,581)	(8)%

     The quarter over quarter decrease in operating income was partially attributable to an increase of $2.5 million in the amortization of intangible assets that resulted from our acquisitions in fiscal 2004. At the segment level, the decrease in segment operating income included decreases of $10.3 million and $1.0 million in segment operating income within Strategy Machine Solutions and Analytic Software Tools, respectively, partially offset by a $4.7 million and $2.2 million increase in segment operating income within Scoring Solutions and Professional Services, respectively. The decreases in Strategy Machine Solutions and Analytic Software Tools segment operating income were attributable primarily to the impact of negative operating margins associated with London Bridge product offerings, partially offset by increases in sales of higher margin product offerings, such as our fraud products. Our Strategy Machine Solutions segment was also affected by revenue declines we experienced in insurance and healthcare solutions and marketing solutions. In Analytic Software Tools, comparisons were also affected by a large perpetual license arrangement that we recognized in last year’s second quarter. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services. The increase in Professional Services operating segment income was the result of an increase in Precision Marketing service revenues and implementation of Enterprise Decision Management Products.

     The year-to-date period over period decrease in operating income was also partially attributable to an increase of $5.2 million in the amortization of intangible assets that resulted from our acquisitions in fiscal 2004. At the segment level, the decrease in segment operating income included decreases of $14.4 million and $2.4 million in segment operating income within Strategy Machine Solutions and Analytic Software Tools, respectively, partially offset by a $7.2 million and $2.1 million increase in segment operating income within Scoring Solutions and Professional Services, respectively. The decreases in Strategy Machine Solutions and Analytic Software Tools segment operating income were attributable primarily to the impact of negative operating margins associated with London Bridge product offerings, partially offset by increases in sales of higher margin product offerings, such as our fraud products. The negative operating margins associated with London Bridge product offerings in these segments were attributable in part to the write-down of deferred maintenance revenue to fair market value, resulting from purchase accounting adjustments. Our Strategy Machine Solutions segment was also affected by revenue declines we experienced in insurance and healthcare solutions and marketing solutions. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities increased from $116.3 million during the six months ended March 31, 2004 to $119.6 million during the six months ended March 31, 2005, reflecting an increase in net earnings before non-cash expenses. Operating cash flows during the six months ended March 31, 2005 were also positively affected by a $17.5 million prepayment (net of revenue recognized) from a single customer for future services, which is reflected in deferred revenue in our condensed consolidated balance sheet. However, operating cash flows in the current six month period were negatively impacted by an increase in trade receivables, which was partially the result of a temporary delay in issuing customer invoices at our acquired London Bridge operations. The temporary delay resulted from an information system conversion at London Bridge that was completed during the second quarter.

Cash Flows from Investing Activities

     Net cash provided by investing activities totaled $15.5 million during the six months ended March 31, 2005, compared to net cash used in investing activities of $5.9 million during the six months ended March 31, 2004. The shift to net cash provided by investing activities during the six months ended March 31, 2005, as compared net cash used in investing activities during the prior year six month period, was attributable primarily to a $27.2 million increase in proceeds from sales and maturities of marketable securities, net of purchases, and $22.7 million in cash proceeds related to our disposition of London Bridge Phoenix Software, Inc. The shift to net cash provided by investing activities was partially offset by a $27.6 million increase in cash paid in acquisitions, net of cash acquired, primarily related to our acquisition of Braun.

Cash Flows from Financing Activities

     Net cash used in financing activities totaled $102.4 million during the six months ended March 31, 2005, compared to net cash used in financing activities of $10.5 million during the six months ended March 31, 2004. The increase in net cash used in financing activities during the March 31, 2005 was attributable primarily to an $86.3 million increase in cash used to repurchase common stock in the current six-month period.

Repurchases of Common Stock

     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. In July 2004, our Board of Directors approved a common stock repurchase program, which allowed us to purchase shares of our common stock for an aggregate cost of up to $200.0 million. In February 2005, our Board of Directors canceled our July 2004 stock repurchase program and approved a new common stock repurchase program. The new repurchase program allows us from time to time to purchase up to an aggregate of $250.0 million in shares of our common stock in the open market or through negotiated transactions. As of March 31, 2005, we had $237.2 million remaining under the new repurchase program. During the six months ended March 31, 2005, we repurchased approximately 3,755,000 shares of our common stock under these programs at an aggregate cost of approximately $127.0 million.

Dividends

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

1.5% Senior Convertible Notes

     On August 6, 2003, we issued $400.0 million of Senior Convertible Notes (the “Senior Notes”) that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock under certain circumstances; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain tender offer activities by us or any of our subsidiaries.

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

     We may redeem for cash all or part of the Senior Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of the $400 million of Senior Notes on August 15, 2007, August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Notes being repurchased, plus accrued and unpaid interest.

     On March 31, 2005, we completed an exchange offer for the Senior Notes, whereby holders of approximately 99.9% of the total principal amount of our Senior Notes exchanged their existing securities for new 1.5% Senior Convertible Notes, Series B (“New Notes”). The terms of the New Notes are similar to the terms of the Senior Notes described above, except that: (i) upon conversion, we will pay holders cash in an amount equal to the lesser of the principal amount of such notes and the conversion value of such notes, and to the extent such conversion value exceeds the principal amount of the notes, the remainder of the conversion obligation in cash or common shares or combination thereof; (ii) in the event of a change of control, we may be required in certain circumstances to pay a make-whole premium on the New Notes converted in connection with the change of control and (iii) if the conversion condition in the second clause (iii) in the third paragraph preceding this paragraph is triggered and the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, the holders converting New Notes shall receive cash with a value equal to 100% of the principal amount of New Notes on the conversion date. We incurred approximately $1.4 million of professional fees associated with the exchange offer, which were expensed as incurred during the quarter ended March 31, 2005.

Credit Agreement

     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2006. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $25.0 million and other specified limits. As of March 31, 2005, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of March 31, 2005, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility. We believe that the covenants of this credit facility will not materially restrict our future liquidity or operations.

Liquidity and Capital Resources Outlook

     As of March 31, 2005, we had $366.7 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

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

Capitalized Software Development Costs

     We capitalize certain software development costs after establishment of a product’s technological feasibility. Such costs are then amortized over the estimated life of the related product. At each balance sheet date, we compare a product’s unamortized capitalized cost to the product’s estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, we may be required to reduce or write-off capitalized software development costs, which could impact our results of operations in the period of change.

Internal-use Software

     Costs incurred to develop internal-use software during the application development stage are capitalized and reported at cost, subject to an impairment test as described below. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. This analysis requires us to estimate future net cash flows associated with the assets, as well as the future costs of selling such assets. If these estimates change, we may be required reduce or write-off internal-use software costs, which could impact our results of operations in the period of change.

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

New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to expense share based-payment awards with compensation cost for share based-payment transactions measured at fair value. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The adoption of this standard will have a significant impact on our consolidated net income and net income per share. SFAS 123(R) requires us to record compensation expense for all awards granted after adopting the standard as well as record compensation expense for the unvested portion of previously granted awards outstanding at the date of adoption. In addition, we may elect to restate prior period financial statements, basing the amounts on the expense previously calculated and reported in pro forma footnote disclosures. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model that we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt the new accounting provisions of SFAS 123(R) no later than the beginning of our first quarter of fiscal 2006. We have not yet determined whether we will use the Black-Scholes or other valuation models in our final adoption of SFAS 123(R).

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

Protection from system and network interruptions is important to our business, and a sustained interruption could harm our business.

     Systems or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of customers or revenue. These interruptions could include fires, floods, earthquakes, power losses, equipment failures and other events beyond our control.

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

Due to changes in accounting rules, we will incur significant stock-based compensation charges related to employee stock options in future periods.

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which is scheduled to make the expensing of stock options using the fair value method mandatory. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provides interpretive guidance regarding the application of SFAS 123(R). We are required to start expensing stock options beginning with our first quarter of fiscal 2006. This change will first be reflected in the presentation of our consolidated financial statements for the first quarter of fiscal 2006. Prior thereto, we must select from among a number of methods to determine fair value, and apply the selected method to our outstanding options. Accordingly, the amount of compensation expense that we will incur is presently undeterminable, and, when determined, may be larger than the range presently anticipated by us. Large compensation expense would adversely affect our results of operations for the period in which it is recognized, and may inhibit our use of stock option-based compensation in the future. There is uncertainty as to the ability of other forms of compensation to attract and retain employees, as well as the financial and other consequences of such forms of compensation.

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

Interest Rate Risk

     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2005 and September 30, 2004:

	March 31, 2005			September 30, 2004
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(In thousands)
Cash and cash equivalents	$140,909	$140,884	2.61%	$89,415	$89,409	1.65%
Short-term investments	162,252	161,608	2.24%	165,668	165,235	1.57%
Long-term investments	34,277	33,877	3.17%	59,948	59,693	2.34%

	$337,438	$336,369	2.49%	$315,031	$314,337	1.74%

     We are the issuer of 1.5% Senior Convertible Notes that mature in August 2023. The fair value of our Senior Notes, including the new notes issued in the exchange offer completed on March 31, 2005, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at March 31, 2005 and September 30, 2004:

	March 31, 2005			September 30, 2004
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
1.5% Senior Notes	$400,000	$400,000	$397,500	$400,000	$400,000	$397,500

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

     The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2005:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP	4,500	$8,499	$—
EURO (EUR)	EUR	2,000	2,604	—
Japanese Yen (YEN).	YEN	100,000	938	—

			$12,041	$—

     The foward foreign currency contracts were all entered into on March 31, 2005, therefore, the fair value was $0.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

			(c) Total Number of
			Shares Purchased as	(d) Maximum Dollar
			Part of Publicly	Value of Share that May
	(a) Total Number of	(b) Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs
January 1, 2005 through January 31, 2005	127,000	$34.43	127,000	$250,000,000
February 1, 2005 through February 28, 2005	380,000	$33.60	380,000	$237,220,600
March 1, 2005 through March 31, 2005	—	—	—	$237,220,600

	507,000	$33.84	507,000

(1)	In February 2005, our Board of Directors canceled our stock repurchase program originally approved in July 2004 for the purchase of $200 million in common stock and approved a new common stock repurchase program. The new repurchase program allows us from time to time to purchase up to an aggregate of $250 million in shares of our common stock in the open market or through negotiated transactions.

Item 6. Exhibits

Exhibit
Number	Description
4.1	Indenture, dated as of March 31, 2005, between Fair Isaac and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on April 5, 2005.)

10.1	Fair Isaac Supplemental Retirement and Savings Plan (As Amended And Restated Effective December 1, 2004). (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8-K filed on December 30, 2004.)

10.2	Perleberg Expatriate Agreement. (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8-K filed on March 14, 2005.)

10.3	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: May 9, 2005
	By	/s/ CHARLES M. OSBORNE

Charles M. Osborne
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: May 9, 2005	By	/s/ MICHAEL J. PUNG

Michael J. Pung
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2005

Exhibit
Number	Description
4.1	Indenture, dated as of March 31, 2005, between Fair Isaac and Wells Fargo Bank, National Association.	Incorporated by Reference

10.1	Fair Isaac Supplemental Retirement and Savings Plan (As Amended And Restated Effective December 1, 2004).	Incorporated by Reference

10.2	Perleberg Expatriate Agreement.	Incorporated by Reference

10.3	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005.	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically