Form 10-Q
period 2005-06-30
FAIR ISAAC CORP
filed 2005-08-08
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of shares of common stock outstanding on July 29, 2005 was 65,380,653 (excluding 23,476,280 shares held by the Company as treasury stock).

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	39
	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6.	Exhibits	39
Signatures		40
2001 Equity Incentive Plan
2003 Employment Inducement Award Plan
1992 Long-Term Incentive Plan
Rule 13a-14(a)/15d-14(a) Certifications of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO
 i

PART 1 – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	September 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$93,126	$134,070
Marketable securities available for sale, current portion	161,285	165,235
Receivables, net	164,236	140,845
Prepaid expenses and other current assets	18,199	15,029
Deferred income taxes	5,968	10,922

Total current assets	442,814	466,101
Marketable securities available for sale, less current portion	53,775	63,446
Other investments	2,161	1,561
Property and equipment, net	51,808	53,288
Goodwill	688,695	689,345
Intangible assets, net	120,408	135,797
Deferred income taxes	16,619	21,028
Other assets	8,240	14,213

	$1,384,520	$1,444,779

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,396	$13,055
Accrued compensation and employee benefits	33,730	33,670
Other accrued liabilities	30,854	32,541
Deferred revenue	56,805	41,050

Total current liabilities	133,785	120,316
Senior convertible notes	400,000	400,000
Other liabilities	8,469	7,992

Total liabilities	542,254	528,308

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 65,334 and 69,579 shares outstanding at June 30, 2005 and September 30, 2004, respectively)	653	697
Paid-in-capital	1,039,940	1,054,437
Treasury stock, at cost 23,523 and 19,278 shares at June 30, 2005 and September 30, 2004, respectively)	(709,123)	(551,977)
Unearned compensation	(1,999)	(1,814)
Retained earnings	511,977	417,218
Accumulated other comprehensive income (loss)	818	(2,090)

Total stockholders’ equity	842,266	916,471

	$1,384,520	$1,444,779

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$203,807	$173,197	$595,374	$515,784

Operating expenses:
Cost of revenues (1)	68,339	61,361	207,757	184,179
Research and development	21,176	19,096	60,297	49,830
Selling, general and administrative (1)	59,126	45,384	167,779	127,652
Amortization of intangible assets (1)	6,320	4,597	19,640	12,728
Restructuring and acquisition related	—	751	—	751

Total operating expenses	154,961	131,189	455,473	375,140

Operating income	48,846	42,008	139,901	140,644
Interest income	2,295	3,137	5,874	8,213
Interest expense	(2,142)	(4,393)	(6,206)	(13,153)
Other income, net	8	5,641	333	6,833

Income before income taxes	49,007	46,393	139,902	142,537
Provision for income taxes	12,395	17,624	41,102	54,164

Net income	$36,612	$28,769	$98,800	$88,373

Earnings per share:
Basic	$0.55	$0.41	$1.47	$1.26

Diluted	$0.53	$0.37	$1.34	$1.11

Shares used in computing earnings per share:
Basic	66,215	70,008	67,247	70,046

Diluted	68,531	82,151	75,661	82,701

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders'	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	Income
Balance at September 30, 2004	69,579	$697	$1,054,437	$(551,977)	$(1,814)	$417,218	$(2,090)	$916,471
Exercise of stock options	2,217	21	(24,605)	65,263	—	—	—	40,679
Tax benefit from exercised stock options	—	—	6,494	—	—	—	—	6,494
Amortization of unearned compensation	—	—	—	—	1,092	—	—	1,092
Options exchanged in Braun acquisition	—	—	2,417	—	(394)	—	—	2,023
Forfeitures of restricted stock and stock options	(11)	—	118	(239)	121	—	—	—
Repurchases of common stock	(6,774)	(68)	—	(231,766)	—	—	—	(231,834)
Issuance of ESPP shares from treasury	298	3	(190)	8,861	—	—	—	8,674
Senior convertible note exchange offer premium	—	—	1,000	—	—	—	—	1,000
Dividends paid	—	—	—	—	—	(4,041)	—	(4,041)
Issuance of restricted stock	25	—	63	735	(798)	—	—	—
Variable stock options to employees	—	—	206	—	(206)	—	—	—
Net income	—	—	—	—	—	98,800	—	98,800	$98,800
Unrealized losses on investments	—	—	—	—	—	—	(34)	(34)	(34)
Cumulative translation adjustments	—	—	—	—	—	—	2,942	2,942	2,942

Balance at June 30, 2005	65,334	$653	$1,039,940	$(709,123)	$(1,999)	$511,977	$818	$842,266	$101,708

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$98,800	$88,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,261	34,216
Share of equity in loss of investment	—	19
Gain on sales of marketable securities	—	(7,596)
Amortization of unearned compensation	1,092	1,259
Deferred income taxes	13,575	—
Tax benefit from exercised stock options	6,494	12,685
Net amortization (accretion) of premium (discount) on marketable securities	340	(1,352)
Provision for doubtful accounts	2,894	642
Amortization of discount on convertible subordinated notes	—	1,146
Net gain on sales of property and equipment	—	(134)
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(12,855)	18,684
Prepaid expenses and other assets	(693)	3,893
Accounts payable	(1,010)	(2,123)
Accrued compensation and employee benefits	(2)	(3,641)
Other liabilities	(15,776)	12,285
Deferred revenue	18,032	4,127

Net cash provided by operating activities	150,152	162,483

Cash flows from investing activities:
Purchases of property and equipment	(14,009)	(14,749)
Collections of notes receivable from sale of product lines	500	2,200
Cash paid for acquisitions, net of cash acquired	(32,567)	(274,545)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	22,672	—
Purchases of marketable securities	(195,137)	(689,173)
Proceeds from sales of marketable securities	109,023	791,984
Proceeds from maturities of marketable securities	105,914	118,988
Investment in cost-method investee	(600)	(466)

Net cash used in investing activities	(4,204)	(65,761)

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	49,353	44,527
Dividends paid	(4,041)	(3,278)
Repurchases of common stock	(231,834)	(68,734)
Cash paid in lieu of fractional shares in effecting stock split	—	(242)

Net cash used in financing activities	(186,522)	(27,727)

Effect of exchange rate changes on cash and cash equivalents	(370)	531

Increase (decrease) in cash and cash equivalents	(40,944)	69,526
Cash and cash equivalents, beginning of period	134,070	133,383

Cash and cash equivalents, end of period	$93,126	$202,909

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received	$21,451	$25,872
Cash paid for interest	$3,000	$7,088
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$36,612	$28,769	$98,800	$88,373
Add: Stock-based employee compensation expense included in reported net income, net of tax	284	178	672	781
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6,746)	(5,685)	(21,725)	(18,625)

Pro forma net income	$30,150	$23,262	$77,747	$70,529

Earnings per share, as reported:
Basic	$0.55	$0.41	$1.47	$1.26

Diluted	$0.53	$0.37	$1.34	$1.11

Pro forma earnings per share:
Basic	$0.46	$0.33	$1.16	$1.01

Diluted	$0.44	$0.30	$1.06	$0.90

     Adoption of New Accounting Pronouncement
     We adopted the Emerging Issues Task Force (“EITF”) consensus with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. See the further discussion regarding our adoption of this consensus in Note 6.
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
     Reclassification
     Certain amounts from prior periods have been reclassified to conform to the current period presentation. In connection with the preparation of this report, we concluded that it was appropriate to classify auction rate securities as marketable securities available for sale. Auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a dutch auction system. Previously, we classified such instruments as cash and cash equivalents. Accordingly, we have reclassified $25.8 million of auction rate securities that were outstanding at September 30, 2004 from cash and cash equivalents to marketable securities available for sale, current portion. We have also made a corresponding reclassification to the condensed consolidated statement of cash flows for the nine months ended June 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. Accordingly,

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in the condensed consolidated statement of cash flows for the nine months ended June 30, 2004, we have included an additional $124.6 million in purchases of marketable securities, an additional $165.5 million in proceeds from sales of marketable securities and a $2.8 million decrease in maturities to marketable securities. This change in classification did not affect previously reported results of operations for any period.
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
     Our preliminary allocation of the purchase price was as follows (in thousands):

Assets:
Cash, cash equivalents and marketable securities available for sale	$9,643
Receivables, net	7,196
Prepaid expenses and other current assets	645
Deferred income taxes, current portion	1,580
Property and equipment	3,405
Goodwill	10,881
Intangible assets:
Customer contracts and relationships	3,580
Deferred income taxes, less current portion	14,146
Other assets	56

Total assets	51,132

Liabilities:
Current liabilities	7,781
Non-current liabilities	3,620

Total liabilities	11,401

Total purchase price	$39,731

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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unaudited Pro Forma Results of Operations
     The following unaudited pro forma results of operations present the impact on our results of operations for the quarter ended June 30, 2004 and for nine months ended June 30, 2005 and 2004, as if our Braun acquisition had occurred on October 1, 2003 and 2004, prospectively.

	Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2004		June 30, 2005		June 30, 2004
		Pro forma		Pro forma		Pro forma
	Historical	Combined	Historical	Combined	Historical	Combined
	(In thousands, except per share data)
Revenues	$173,197	$180,788	$595,374	$598,017	$515,784	$543,444
Net income	$28,769	$27,490	$98,800	$97,478	$88,373	$84,638
Basic earnings per share	$0.41	$0.39	$1.47	$1.45	$1.26	$1.21
Diluted earnings per share	$0.37	$0.35	$1.34	$1.32	$1.11	$1.07
3. Disposition of London Bridge Phoenix Software, Inc.
     On November 12, 2004, we sold all of the issued and outstanding stock of London Bridge Phoenix Software, Inc. (“Phoenix”) to Harland Financial Solutions, Inc. (“Harland”). In connection with this disposition, we sold all of the Phoenix related assets, including all Phoenix bank processing solutions, the associated customer base, intellectual property rights and other related assets to Harland in exchange for cash consideration of $22.7 million and the assumption of substantially all Phoenix liabilities by Harland. Phoenix was an indirectly wholly-owned subsidiary that we acquired in connection with our acquisition of London Bridge Software Holdings plc (“London Bridge”) in May 2004. As this disposition occurred shortly after the London Bridge acquisition and the fair value of Phoenix did not change significantly from the date of the London Bridge acquisition, no gain or loss was recorded in connection with this transaction. The excess of the consideration received over the book value of the net assets sold in this disposition, amounting to $15.1 million, was recorded as a decrease to goodwill in the Strategy Machines Solutions segment.
4. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Cost of revenues	$3,696	$2,638	$11,149	$7,212
Selling, general and administrative expenses	2,624	1,959	8,491	5,516

	$6,320	$4,597	$19,640	$12,728

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $120.4 million and $135.8 million, net of accumulated amortization of $53.5 million and $35.0 million, as of June 30, 2005 and September 30, 2004, respectively.
5. Restructuring and Acquisition-Related Expenses
     In connection with our acquisition of Braun in November 2004, we completed a plan to reduce Braun staff and accordingly recorded a $1.3 million employee separation accrual. This amount was recorded to goodwill in connection with our preliminary allocation of the Braun purchase price. During the quarter ended March 31, 2005, we incurred an additional $1.2 million of lease separation costs related to our London Bridge acquisition. During the quarter ended June 30, 2005, we incurred an additional $4.5 million of lease separation costs related to our Braun acquisition.
     The following table summarizes our restructuring and acquisition-related accruals associated with our November 2004 Braun acquisition, fiscal 2004 London Bridge acquisition, and certain other Fair Isaac facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities within the accompanying condensed consolidated balance sheets.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Accrual at			Accrual at
	September 30,	Goodwill	Cash	June 30,
	2004	Additions	Payments	2005
	(In thousands)
Facilities charges	$6,439	$5,734	$(4,523)	$7,650
Employee separation	1,171	1,308	(2,479)	—

	7,610	$7,042	$(7,002)	7,650

Less: current portion	(3,994)			(4,394)

Non-current	$3,616			$3,256

6. Earnings Per Share
     The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator for basic earnings per share — net income	$36,612	$28,769	$98,800	$88,373
Interest expense on senior convertible notes, net of tax	1	1,260	2,486	3,782

Numerator for diluted earnings per share	$36,613	$30,029	$101,286	$92,155

Denominator — shares:
Basic weighted-average shares	66,215	70,008	67,247	70,046
Effect of dilutive securities	2,316	12,143	8,414	12,655

Diluted weighted-average shares	68,531	82,151	75,661	82,701

Earnings per share:
Basic	$0.55	$0.41	$1.47	$1.26

Diluted	$0.53	$0.37	$1.34	$1.11

     The computation of diluted EPS for the quarters ended June 30, 2005 and 2004, excludes options to purchase approximately 3,665,000 and 3,733,000 shares of common stock, respectively, and for the nine months ended June 30, 2005 and 2004, excludes options to purchase approximately 3,946,000 and 1,778,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. This consensus requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are then met. The computation for diluted EPS for the quarters ended June 30, 2005 and 2004 includes approximately 7,000 and 9,101,000 shares of common stock, respectively, and for the nine months ended June 30, 2005 and 2004 includes approximately 6,036,000 and 9,101,000 shares of common stock, respectively, issuable upon conversion of our 1.5% Senior Convertible Notes (“Senior Notes”).
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     On March 31, 2005, we completed an exchange offer for the Senior Notes, whereby holders of approximately 99.9% of the total principal amount of our Senior Notes exchanged their existing securities for 1.5% Senior Convertible Notes, Series B (“New Notes”). The terms of the New Notes are similar to the terms of the Senior Notes described above, except that: (i) upon conversion, we will pay holders cash in an amount equal to the lesser of the principal amount of such notes and the conversion value of such notes, and to the extent such conversion value exceeds the principal amount of the notes, the remainder of the conversion obligation in cash or common shares or combination thereof; (ii) in the event of a change of control, we may be required in certain circumstances to pay a make-whole premium on the New Notes converted in connection with the change of control and (iii) if the conversion condition in the first clause (iii) in the immediately preceding paragraph is triggered and the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, the holders converting New Notes shall receive cash with a value equal to 100% of the principal amount of New Notes on the conversion date. We incurred approximately $1.4 million of professional fees associated with the exchange offer, which were expensed as incurred during the quarter ended March 31, 2005.
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
     The following tables summarize segment information for the quarters and nine months ended June 30, 2005 and 2004:

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended June 30, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$115,092	$40,741	$33,203	$14,771	$203,807
Operating expenses	(101,221)	(15,747)	(28,325)	(9,668)	(154,961)

Segment operating income	$13,871	$24,994	$4,878	$5,103	48,846

Unallocated interest expense					(2,142)
Unallocated interest and other income, net					2,303

Income before income taxes					$49,007

Depreciation and amortization.	$7,342	$2,877	$1,650	$853	$12,722

	Quarter Ended June 30, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$105,699	$36,308	$23,197	$7,993	$173,197
Operating expenses	(84,024)	(16,576)	(22,522)	(7,316)	(130,438)

Segment operating income	$21,675	$19,732	$675	$677	42,759

Unallocated restructuring and acquisition-related expenses					(751)

Operating income					42,008
Unallocated interest expense					(4,393)
Unallocated interest and other income, net					8,778

Income before income taxes					$46,393

Depreciation and amortization.	$6,421	$2,912	$1,903	$360	$11,596

	Nine Months Ended June 30, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$344,156	$119,512	$96,253	$35,453	$595,374
Operating expenses	(295,820)	(50,331)	(83,045)	(26,277)	(455,473)

Segment operating income	$48,336	$69,181	$13,208	$9,176	139,901

Unallocated interest expense					(6,206)
Unallocated interest and other income, net					6,207

Income before income taxes					$139,902

Depreciation and amortization.	$23,246	$8,995	$4,951	$2,069	$39,261

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$312,547	$105,322	$70,305	$27,610	$515,784
Operating expenses	(242,002)	(48,579)	(63,396)	(20,412)	(374,389)

Segment operating income	$70,545	$56,743	$6,909	$7,198	141,395

Unallocated restructuring and acquisition-related expense					(751)

Operating income					140,644
Unallocated interest expense					(13,153)
Unallocated interest and other income, net					15,046

Income before income taxes					$142,537

Depreciation and amortization.	$19,089	$8,676	$5,390	$1,061	$34,216

8. Income Taxes
     Our effective tax rate was 25.3% and 38.0% during the quarters ended June 30, 2005 and 2004, respectively. Our effective tax rate in the current quarter was impacted by a $4.4 million adjustment that resulted from the recognition of tax benefits related to prior years. This adjustment was the result of a recently completed tax study performed by Fair Isaac with its outside advisors that identified additional federal deductions related to prior years’ tax returns. The adjustment reflects our estimate of the effect of amending our tax returns for fiscal 2002 through 2004 to reflect the impact of these items. Excluding the adjustment, the effective tax rate for the quarter ended June 30, 2005 would have been 34.2%.
     Our effective tax rate was 29.4% and 38.0% during the nine months ended June 30, 2005 and 2004, respectively. In addition to the $4.4 million adjustment recorded in the current quarter, tax expense for the nine months ended June 30, 2005 was also reduced by a $6.0 million adjustment that resulted from the recognition of tax benefits related to prior years. This adjustment was the result of a tax study performed by Fair Isaac with its outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The adjustment reflects our estimate of the effect of amending our tax returns for fiscal 1998 through 2003 to reflect the impact of these items. In addition, tax expense was reduced by a $0.3 million adjustment due to the recognition of a prior year tax benefit for U.S federal research and development tax credits. We were unable to recognize this tax benefit last year as the legislation that provided this credit was not enacted until the first quarter of our current fiscal year. This legislation allowed us to retroactively recognize this tax benefit. Excluding these adjustments, the effective tax rate for the nine months ended June 30, 2005 would have been 37.0%. The decline in the effective tax rate was the result of the current year benefit of the additional deductions identified by the aforementioned tax studies.
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
Customer Claim
     We are a party to a dispute with a customer asserting that our performance under a professional services contract has caused it to incur damages. The customer has filed a complaint in California State court seeking damages in excess of $10 million. We believe that the claim is without merit and intend to contest it vigorously. We also believe that the resolution of this claim will not result in a material adverse impact to our consolidated financial condition.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter and nine months ended June 30, 2005, 75% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and account management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 75% and 83% of our revenues during the quarters ended June 30, 2005 and 2004, respectively, and 77% and 81% of our revenues during the nine months ended June 30, 2005 and 2004, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended June 30, 2005, we achieved new bookings of $143.3 million, including nine deals with bookings values of $3.0 million or more. In comparison, new bookings in the quarter ended June 30, 2004 were $78.6 million, including five deals with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $52.3 million and $35.1 million during the quarters ended June 30, 2005 and 2004, respectively, representing 26% and 20% of total consolidated revenues in each of these periods. International revenues totaled $152.3 million and $110.3 million during the nine months ended June 30, 2005 and 2004, respectively, representing 26% and 21% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     We acquired London Bridge Software Holdings plc (“London Bridge”) in May 2004 and Braun Consulting, Inc. (“Braun”) in November 2004. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result, our financial results during the quarter and nine months ended June 30, 2005 are not directly comparable to those during the quarter and nine months ended June 30, 2004 or other quarters prior to any of these acquisitions.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a larger number of end user product and industry markets, our reportable business segments reflect the primary method by which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters and nine months ended June 30, 2005 and 2004, are set forth in Note 7 to the accompanying condensed consolidated financial statements.
Revenues
     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended
	June 30,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
Segment	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$115,092	$105,699	57%	61%	$9,393	9%
Scoring Solutions	40,741	36,308	20%	21%	4,433	12%
Professional Services	33,203	23,197	16%	13%	10,006	43%
Analytic Software Tools	14,771	7,993	7%	5%	6,778	85%

Total revenues	$203,807	$173,197	100%	100%	30,610	18%

	Nine Months Ended
	June 30,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$344,156	$312,547	58%	61%	$31,609	10%
Scoring Solutions	119,512	105,322	20%	20%	14,190	13%
Professional Services	96,253	70,305	16%	14%	25,948	37%
Analytic Software Tools	35,453	27,610	6%	5%	7,843	28%

Total revenues	$595,374	$515,784	100%	100%	79,590	15%

Quarter Ended June 30, 2005 Revenues Compared to Quarter Ended June 30, 2004 Revenues
     The increase in total revenues from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 included an $18.7 million increase in revenues that resulted from our London Bridge and Braun acquisitions in May 2004 and November 2004, respectively.
     Strategy Machine Solutions segment revenues increased due to a $7.9 million increase in revenues from our collection and recovery solutions, a $4.4 million increase in revenues from our fraud solutions, a $3.4 million increase in revenues from our mortgage banking solutions, a $2.0 million increase in revenues from our consumer solutions, and a $1.3 million increase in revenues from our other strategy machine solutions, partially offset by a $6.0 million decrease in revenues from our marketing solutions and a $3.6 million decrease in revenues from our insurance and healthcare solutions. The increase in collections and recovery solutions revenues was attributable primarily to increases in license and maintenance revenues related to acquired London Bridge solutions. The increase in fraud solutions revenues was attributable to an increase in active accounts and merchant transaction volumes with our existing customer base, and to the cross-selling of additional fraud products. The increase in mortgage banking solutions revenues was attributable to volumes associated with acquired London Bridge transactional-based agreements as well as an increase in perpetual license agreements. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from myFICO.com and our strategic alliance partners due to increased customer volumes and higher average selling prices. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, as well as lower claims volumes at some of our key customers.
     Scoring Solutions segment revenues increased due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services.
     During the quarters ended June 30, 2005 and 2004, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 20% and 21%, respectively, of our total company revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased $8.1 million due to an increase in implementation and precision marketing service revenues resulting from our acquisitions of London Bridge and Braun, respectively, and a net increase of $1.9 million in various other professional service activities.

     Analytic Software Tools segment revenues increased due to an increase in sales of perpetual licenses for our Enterprise Decision Management products.
Nine Months Ended June 30, 2005 Revenues Compared to Nine Months Ended June 30, 2004 Revenues
     The increase in total revenues from the nine months ended June 30, 2004 to the nine months ended June 30, 2005 included a $67.0 million increase in revenues that resulted from our London Bridge and Braun acquisitions in May 2004 and November 2004, respectively.
     Strategy Machine Solutions segment revenues increased due to a $20.0 million increase in revenues from our collection and recovery solutions, a $14.1 million increase in revenues from our fraud solutions, a $13.5 million increase in revenues from our mortgage banking solutions, a $4.5 million increase in revenues from our consumer solutions and a $3.0 million increase in revenues from our other strategy machine solutions, partially offset by a $12.2 million decrease in revenues from our insurance and healthcare solutions and a $11.3 million decrease in revenues from our marketing solutions. The increase in collections and recovery solutions revenues was attributable primarily to increases in license and maintenance revenues related to acquired London Bridge solutions. The increase in fraud solutions revenues was attributable to an increase in active accounts and merchant transaction volumes with our existing customer base, and to the cross-selling of additional fraud products. The increase in mortgage banking solutions revenues was attributable to volumes associated with acquired London Bridge transactional-based agreements. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from myFICO.com and our strategic alliance partners due to increased customer volumes and higher average selling prices. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, as well as lower claims volumes at some of our key customers. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation.
     Scoring Solutions segment revenues increased due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services.
     During the nine months ended June 30, 2005 and 2004, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% and 20%, respectively, of our total company revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased $30.8 million due to an increase in implementation and precision marketing service revenues resulting from our acquisitions of London Bridge and Braun, respectively, and implementation of Enterprise Decision Management products, partially offset by a net decline of $4.9 million in various other professional service activities.
     Analytic Software Tools segment revenues increased due to an increase in sales of perpetual licenses for our Enterprise Decision Management products, which partially related to revenues that resulted from our acquisition of London Bridge.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our operating expenses and other income (expense) for the fiscal periods indicated.

	Quarter Ended
	June 30,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Revenues	$203,807	$173,197	100%	100%	$30,610	18%

Operating expenses:
Cost of revenues	68,339	61,361	34%	35%	6,978	11%
Research and development	21,176	19,096	10%	11%	2,080	11%
Selling, general and administrative	59,126	45,384	29%	26%	13,742	30%
Amortization of intangible assets	6,320	4,597	3%	3%	1,723	37%
Restructuring and acquisition-related	—	751	—	1%	(751)	(100)%

Total operating expenses	154,961	131,189	76%	76%	23,772	18%

Operating income	48,846	42,008	24%	24%	6,838	16%
Interest income	2,295	3,137	1%	2%	(842)	(27)%
Interest expense	(2,142)	(4,393)	(1)%	(2)%	2,251	(51)%
Other income, net	8	5,641	—	3%	(5,633)	(100)%

Income before income taxes	49,007	46,393	24%	27%	2,614	6%
Provision for income taxes	12,395	17,624	6%	10%	(5,229)	(30)%

Net income	$36,612	$28,769	18%	17%	7,843	27%

Number of employees at quarter end	2,804	3,094			(290)	(9)%

	Nine Months Ended
	June 30,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Revenues	$595,374	$515,784	100%	100%	$79,590	15%

Operating expenses:
Cost of revenues	207,757	184,179	36%	36%	23,578	13%
Research and development	60,297	49,830	10%	10%	10,467	21%
Selling, general and administrative	167,779	127,652	28%	25%	40,127	31%
Amortization of intangible assets	19,640	12,728	3%	2%	6,912	54%
Restructuring and acquisition-related	—	751	—	—	(751)	(100)%

Total operating expenses	455,473	375,140	77%	73%	80,333	21%

Operating income	139,901	140,644	23%	27%	(743)	(1)%
Interest income	5,874	8,213	1%	2%	(2,339)	(28)%
Interest expense	(6,206)	(13,153)	(1)%	(2)%	6,947	(53)%
Other income, net	333	6,833	—	1%	(6,500)	(95)%

Income before income taxes	139,902	142,537	23%	28%	(2,635)	(2)%
Provision for income taxes	41,102	54,164	6%	11%	(13,062)	(24)%

Net income	$98,800	$88,373	17%	17%	10,427	12%

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
     The quarter over quarter increase in cost of revenues includes a $4.7 million increase in personnel and other labor-related costs, a $1.1 million increase in third-party software and data, a $0.5 million increase in facilities and infrastructure costs, and a $0.7 million net increase in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in personnel resulting from our London Bridge and Braun acquisitions. The increase in facilities and infrastructure costs was also attributable primarily to our London Bridge and Braun acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions revenues, partially offset by a decrease in insurance and healthcare solutions revenues, and the resulting variable cost impacts.
     The year-to-date period over period increase in cost of revenues includes an $13.4 million increase in personnel and other labor-related costs, a $4.4 million increase in facilities and infrastructure costs, a $3.5 million increase in third-party software and data costs and a $2.3 million net increase in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in personnel resulting from our London Bridge and Braun acquisitions. The increase in facilities and infrastructure costs was also attributable primarily to our London Bridge and Braun acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions revenues, partially offset by a decrease in insurance and healthcare solutions revenues, and the resulting variable cost impacts.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2005.
Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of other Strategy Machine Solutions and Analytic Software tools.
     The quarter over quarter and year-to-date period over period increases in research and development expenditures were attributable primarily to an increase in research and development personnel and related costs of $2.3 million and $9.0 million, respectively, primarily associated with our acquisition of London Bridge.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2005.
Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase in selling, general and administrative expenses was attributable to an $11.8 million increase in personnel and other labor-related costs and a $1.9 million net increase in other expenses. The increase in personnel and labor-related costs resulted primarily from our London Bridge and Braun acquisitions. Other expenses were impacted by higher professional fees that resulted from our assessment of our internal controls over financial reporting as required by the Sarbanes-Oxley Act and tax planning projects. In addition, other expenses were affected by a $1.2 million increase in bad debt expense during the quarter.
     The year-to-date period over period increase in selling, general and administrative expenses was attributable to a $32.9 million increase in personnel and other labor-related costs and a $7.2 million net increase in other expenses. The increase in personnel and labor-related costs and other expenditures were the result of the same factors described in the quarter over quarter discussion. In addition to the expense increases described in the quarter over quarter discussion, other expenses in the current year-to-date period increased due to professional fees of $1.4 million associated with our exchange of $399.7 million of senior convertible notes for new senior convertible notes.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be slightly lower than those incurred during the quarter ended June 30, 2005.
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
Restructuring and Acquisition-related
     During the quarter and nine months ended June 30, 2004, we wrote off deferred acquisition costs totaling $0.8 million in connection with a potential acquisition that was not completed, consisting principally of third-party legal, accounting and other professional fees.
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
Interest Expense
     The quarter over quarter and year-to-date period over period decreases in interest expense were attributable to the redemption of our former $150.0 million of 5.25% convertible subordinated notes in September 2004. Interest expense recorded during the quarter and nine months ended June 30, 2005, relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and is consistent with the interest expense related to the Senior Notes recorded by us in the prior year quarter and year-to-date periods ended June 30, 2004.
Other Income, Net
     Other income, net consists of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward foreign exchange contracts, and other non-operating items.
     The quarter over quarter decline in other income was the result of a $6.6 million gain recognized last year on the sale of our investment in Open Solutions, Inc (“OSI”). The decline in other income was partially offset by a $1.1 million reduction in foreign exchange losses.
     The year-to-date period over period decline in other income was also driven by the $6.6 million gain recognized last year on the sale of our investment in OSI.
Provision for Income Taxes
     Our effective tax rate was 25.3% and 38.0% during the quarters ended June 30, 2005 and 2004, respectively. Our effective tax rate in the current quarter was impacted by a $4.4 million adjustment that resulted from the recognition of tax benefits related to prior years. This adjustment was the result of a recently completed tax study performed by Fair Isaac with its outside advisors that identified additional federal deductions related to prior years’ tax returns. The adjustment reflects our estimate of the effect of amending our tax returns for fiscal 2002 through 2004 to reflect the impact of these items. Excluding the adjustment, the effective tax rate for the quarter ended June 30, 2005 would have been 34.2%.
     Our effective tax rate was 29.4% and 38.0% during the nine months ended June 30, 2005 and 2004, respectively. In addition to the $4.4 million adjustment recorded in the current quarter, tax expense for the nine months ended June 30, 2005 was also reduced by a $6.0 million adjustment that resulted from the recognition of tax benefits related to prior years. This adjustment was the result of a tax study performed by Fair Isaac with its outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The adjustment reflects our estimate of the effect of amending our tax returns for fiscal 1998 through 2003 to reflect the impact of these items. In addition, tax expense was reduced by a $0.3 million adjustment due to the recognition of a prior year tax benefit for U.S federal research and development tax credits. We were unable to recognize this tax benefit last year as the legislation that provided this credit was not enacted until the first quarter of our current fiscal year. This legislation allowed us to retroactively recognize this tax benefit. Excluding these adjustments, the effective tax rate for the nine months ended June 30, 2005 would have been 37.0%. The decline in the effective tax rate was the result of the current year benefit of the additional deductions identified by the aforementioned tax studies.
Operating Income
     The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended
	June 30,			Period-to-Period
			Period-to-Period	Percentage
Segment	2005	2004	Change	Change
	(In thousands)
Strategy Machine Solutions	$13,871	$21,675	$(7,804)	(36)%
Scoring Solutions	24,994	19,732	5,262	27%
Professional Services	4,878	675	4,203	623%
Analytic Software Tools	5,103	677	4,426	654%

Segment operating income	48,846	42,759	6,087	14%
Unallocated restructuring and acquisition-related expense	—	(751)	751	(100)%

Operating income	$48,846	$42,008	6,838	16%

	Nine Months Ended
	June 30,			Period-to-Period
			Period-to-Period	Percentage
Segment	2005	2004	Change	Change
	(In thousands)
Strategy Machine Solutions	$48,336	$70,545	$(22,209)	(31)%
Scoring Solutions	69,181	56,743	12,438	22%
Professional Services	13,208	6,909	6,299	91%
Analytic Software Tools	9,176	7,198	1,978	27%

Segment operating income	139,901	141,395	(1,494)	(1)%
Unallocated restructuring and acquisition-related expense.	—	(751)	751	(100)%

Operating income	$139,901	$140,644	(743)	(1)%

     The quarter over quarter increase in operating income resulted from increases of $5.3 million, $4.4 million and $4.2 million in segment operating income within Scoring Solutions, Analytic Software Tools and Professional Services, respectively, partially offset by a $7.8 million decrease in segment operating income within Strategy Machine Solutions. The increase in Scoring Solutions segment operating income was attributable to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services. In Analytic Software Tools, higher segment operating income was due to an increase in sales of perpetual licenses for our Enterprise Decision Management products. The increase in Professional Services segment operating income was the result of an increase in Precision Marketing and implementation service revenues. The decrease in Strategy Machine Solutions segment operating income was attributable primarily to the impact of negative operating margins associated with London Bridge product offerings, partially offset by increases in sales of higher margin product offerings, such as our fraud products. Our Strategy Machine Solutions segment was also affected by revenue declines we experienced in insurance and healthcare solutions and marketing solutions.
     The year-to-date period over period decrease in operating income was partially attributable to an increase of $6.9 million in the amortization of intangible assets that resulted from our acquisitions in fiscal 2004 and 2005. At the segment level, the decrease in segment operating income was driven by a decrease of $22.2 million in segment operating income within Strategy Machine Solutions, partially offset by a $12.4 million, $6.3 million and $2.0 million increase in segment operating income within Scoring Solutions, Professional Services, and Analytic Software Tools, respectively. The decrease in Strategy Machine Solutions segment operating income was attributable primarily to the impact of negative operating margins associated with London Bridge product offerings, partially offset by increases in sales of higher margin product offerings, such as our fraud products. The negative operating margins associated with London Bridge product offerings in this segment was attributable in part to the write-down of deferred maintenance revenue to fair market value, resulting from purchase accounting adjustments. Our Strategy Machine Solutions segment was also affected by revenue declines we experienced in insurance and healthcare solutions and marketing solutions. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services. The increase in Professional Services segment operating income was the result of an increase in Precision Marketing service revenues and implementation of Enterprise Decision Management Products.
Liquidity and Capital Resources
Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operations. Net cash provided by operating activities decreased from $162.5 million during the nine months ended June 30, 2004 to $150.2 million during the nine months ended June 30, 2005. During the nine months ended June 30, 2005, our operating cash flows were negatively impacted by an increase in trade receivables, which was the result of higher sales volumes and slower collections. The timing of collections has been affected by consolidation of certain of our large financial services customers, which has delayed the processing of our invoices. In addition, operating cash flows were affected by the timing of payments for tax obligations as well as payments for acquisition related restructuring activities. However, operating cash flows during the nine months ended June 30, 2005 were positively affected by a $15.8 million prepayment (net of revenue recognized) from a single customer for future services, which is reflected in deferred revenue in our condensed consolidated balance sheet.
Cash Flows from Investing Activities
     Net cash used in investing activities totaled $4.2 million during the nine months ended June 30, 2005, compared to net cash used in investing activities of $65.8 million during the nine months ended June 30, 2004. The decline in cash used in investing activities during the nine months ended June 30, 2005 was attributable to a $242.0 million decrease in cash paid for acquisitions, due to our acquisition of London Bridge in May 2004, a $202.0 million decline in proceeds from sales and maturities of marketable securities, net of purchases, and $22.7 million in cash proceeds related to our disposition of London Bridge Phoenix Software, Inc. in November 2004.
Cash Flows from Financing Activities
     Net cash used in financing activities totaled $186.5 million during the nine months ended June 30, 2005, compared to net cash used in financing activities of $27.7 million during the nine months ended June 30, 2004. The increase in net cash used in financing activities during the nine months ended June 30, 2005 was attributable to a $163.1 million increase in cash used to repurchase common stock in the current nine-month period.
Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. In July 2004, our Board of Directors approved a common stock repurchase program, which allowed us to purchase shares of our common stock for an aggregate cost of up to $200.0 million. In February 2005, our Board of Directors canceled our July 2004 stock repurchase program and approved a new common stock repurchase program. The new repurchase program allows us from time to time to purchase up to an aggregate of $250.0 million in shares of our common stock in the open market or through negotiated transactions. As of June 30, 2005, we had $132.4 million remaining under the new repurchase program. During the nine months ended June 30, 2005, we repurchased approximately 6,744,000 shares of our common stock under these programs at an aggregate cost of approximately $231.8 million.
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
     On March 31, 2005, we completed an exchange offer for the Senior Notes, whereby holders of approximately 99.9% of the total principal amount of our Senior Notes exchanged their existing securities for new 1.5% Senior Convertible Notes, Series B (“New Notes”). The terms of the New Notes are similar to the terms of the Senior Notes described above, except that: (i) upon conversion, we will pay holders cash in an amount equal to the lesser of the principal amount of such notes and the conversion value of such notes, and to the extent such conversion value exceeds the principal amount of the notes, the remainder of the conversion obligation in cash or common shares or combination thereof; (ii) in the event of a change of control, we may be required in certain circumstances to pay a make-whole premium on the New Notes converted in connection with the change of control and (iii) if the conversion condition in the first clause (iii) in the third paragraph preceding this paragraph is triggered and the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, the holders converting New Notes shall receive cash with a value equal to 100% of the principal amount of New Notes on the conversion date. We incurred approximately $1.4 million of professional fees associated with the exchange offer, which were expensed as incurred during the quarter ended March 31, 2005.

Credit Agreement
     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2006. Under the agreement we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $25.0 million and other specified limits. As of June 30, 2005, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of June 30, 2005, this credit facility also served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility. We believe that the covenants of this credit facility will not materially restrict our future liquidity or operations.
Liquidity and Capital Resources Outlook
     As of June 30, 2005, we had $308.2 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     Our future success will likely depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these persons is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. Non-appreciation in the value of our stock may adversely affect our ability to use equity and equity based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.
Failure or inability to obtain data from our customers or others could harm our business.
     We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances agree to provide us the data we require to analyze transactions, report results and build new models. If we fail to maintain sufficient sourcing relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers, we could lose access to required data and our products might become less effective. In addition, certain of our insurance solutions products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.
We will continue to rely upon proprietary technology rights, and if we are unable to protect them, our business could be harmed.
     Our success will depend, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. This protection of our proprietary technology is limited, and our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition or results of operations.
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
     With recent developments in the law that permit patenting of business methods, we expect that products in the industry segments in which we compete, including software products, will increasingly be subject to claims of patent infringement as the number of products and competitors in our industry segments grow. We may need to defend claims that our products infringe patent, copyright or other rights, and as a result may:
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
     Our business requires the appropriate and secure utilization of consumer and other sensitive information. Internet-based, electronic commerce requires the secure transmission of confidential information over public networks and several of our products are accessed through the Internet, including our consumer services accessible through the www.myFICO.com Website. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access our netsourced products, consumer services and proprietary database information.
Protection from system interruptions is important to our business, and a sustained interruption of our telecommunication systems could harm our business.
     Systems or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of customers or revenue. These interruptions can include fires, floods, earthquakes, power losses, equipment failures and other events beyond our control.
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
     Legislation and governmental regulation affects how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer consumer initiatives are affected by regulation, including the following significant regulatory areas:
•	federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations under FACTA, presently under consideration;

•	regulations designed to combat identity theft and loss of data, such as FACTA and other regulations modeled after the current California Security Breach Notification Act, that require consumer notification of security breach incidents and additional federal and state legislative enactments in this area;

•	regulation designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act (“ECOA”);

•	privacy law, including but not limited to the provisions of the Financial Services Modernization Act of 1999 (“FSMA”), the Gramm Leach Bliley Act (“GLBA”), and the Health Insurance Portability and Accountability Act of 1996 (“HIPPA”) and similar state privacy laws;

•	regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

•	insurance regulations related to our insurance products;

•	a broad array of consumer protection laws, for example federal and state statutes governing the use of the Internet and telemarketing;

•	regulations of foreign jurisdictions on our international operations, including the European Union’s Privacy Directive; and

•	Sarbanes-Oxley Act (“SOX”) regulations to verify internal process controls and require material event awareness and notification.
     In making credit evaluations of consumers, performing fraud screening or user authentication, our customers are subject to requirements of federal law, including FCRA, FACTA and ECOA, and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation such as GLBA and FSMA may also affect the nature and extent of the products or services that we can provide to customers as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. For example, the recent FACTA amendments to FCRA will result in new regulation. These regulations or the interpretation of these amendments could affect the demand for or profitability of some of our products, including scoring and consumer products. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, legislative reforms of workers’ compensation laws that aim to simplify this area of regulation and curb abuses could diminish the need for, and the benefits provided by, certain of our insurance solutions products and services.
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
     During the economic slowdown in the United States and in Europe in recent years, companies in many industries delayed or reduced technology purchases and we experienced softened demand for our decisioning solutions and other products and services. If the current improvement in economic conditions in the U.S. and Europe slows or reverses or if there is an escalation in regional or continued global conflicts or terrorism, we may experience reductions in capital expenditures by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, and we may fall short of our revenue expectations.
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

If we fail to achieve full and timely compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, we may incur additional costs and be compelled to make unfavorable disclosure.
     We have invested considerable time and resources to meet the requirements of the Sarbanes-Oxley Act of 2002, and particularly the regulations adopted under Section 404 thereof, which require a comprehensive management assessment of our internal controls in key areas. If that assessment reveals any material weaknesses in our internal controls, or if we fail to meet deadlines established under the Sarbanes-Oxley Act, we may incur further expenditures of time and resources to address these areas, and we may be required to make public disclosure of the nature and extent of any material weakness. Effective internal controls are important to the production of reliable financial reports and in helping prevent financial fraud. If, as a result of ineffective internal controls, we are unable to provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and the trading price of our stock could decline.
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
     On December 16, 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (subsequently revised on April 14, 2005), which is scheduled to make the expensing of stock options using the fair value method mandatory at the beginning of the first fiscal year beginning after June 15, 2005. This change will first be reflected in the presentation of our consolidated financial statements for the first quarter of fiscal 2006. Prior thereto, we must select from among a number of methods to determine fair value, and apply the selected method to our outstanding options. Accordingly, the amount of compensation expense that we will incur is presently undeterminable, and, when determined, may be larger than the range presently anticipated by us. Large compensation expense would adversely affect our results of operations for the period in which it is recognized, and may inhibit our use of stock option-based compensation in the future. There is uncertainty as to the ability of other forms of compensation to attract and retain employees, as well as the financial and other consequences of such forms of compensation.
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

Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2005 and September 30, 2004:

	June 30, 2005			September 30, 2004
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(In thousands)
Cash and cash equivalents	$84,225	$84,211	2.99%	$89,415	$89,409	1.65%
Short-term investments	161,753	161,285	2.79%	165,668	165,235	1.57%
Long-term investments	50,066	49,797	3.54%	59,948	59,693	2.34%

	$296,044	$295,293	2.98%	$315,031	$314,337	1.74%

     We are the issuer of 1.5% Senior Convertible Notes that mature in August 2023. The fair value of our Senior Notes, including the new notes issued in the exchange offer completed on March 31, 2005, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at June 30, 2005 and September 30, 2004:

	June 30, 2005			September 30, 2004
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
1.5% Senior Notes	$400,000	$400,000	$400,200	$400,000	$400,000	$397,500
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2005:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP	3,000	$5,443	$—
EURO (EUR)	EUR	1,500	1,813	—
Japanese Yen (YEN)	YEN	100,000	912	—

			$8,168	$—

     The forward foreign currency contracts were all entered into on June 30, 2005, therefore, the fair value was $0 on that date.

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

			(c) Total Number of	(d) Maximum Dollar
			Shares Purchased as	Value of Share that
			Part of Publicly	May
	(a) Total Number of	(b) Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs

April 1, 2005 through April 30, 2005	—	$—	—	$237,220,600
May 1, 2005 through May 31, 2005	1,651,600	$33.98	1,651,600	$181,069,391
June 1, 2005 through June 30, 2005	1,367,500	$35.94	1,367,500	$132,434,111

	3,019,100	$34.56	3,019,100

(1)	In February 2005, our Board of Directors canceled our stock repurchase program originally approved in July 2004 for the purchase of $200 million in common stock and approved a new common stock repurchase program. The new repurchase program allows us from time to time to purchase up to an aggregate of $250 million in shares of our common stock in the open market or through negotiated transactions.
Item 6. Exhibits

Exhibit
Number	Description
10.1	2001 Equity Incentive Plan as adopted April 10, 2001 and amended May 15, 2005.
10.2	2003 Employment Inducement Award Plan as amended effective May 15, 2005.
10.3	1992 Long-Term Incentive Plan as amended effective May 15, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 8, 2005	FAIR ISAAC CORPORATION
	By	/s/ CHARLES M. OSBORNE
Charles M. Osborne
Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: August 8, 2005	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2005

Exhibit
Number	Description

10.1	2001 Equity Incentive Plan as adopted April 10, 2001 and amended May 15, 2005.	Filed Electronically
10.2	2003 Employment Inducement Award Plan as amended effective May 15, 2005.	Filed Electronically
10.3	1992 Long-Term Incentive Plan as amended effective May 15, 2005.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically
32.1	Section 1350 Certification of CEO.	Filed Electronically
32.2	Section 1350 Certification of CFO.	Filed Electronically