Form 10-K
period 2005-09-30
FAIR ISAAC CORP
filed 2005-12-14
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      As of March 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,870,759,068 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
      The number of shares of common stock outstanding on November 30, 2005 was 64,484,661 (excluding 24,372,122 shares held by the Company as treasury stock).
      Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2006.

i

FORWARD LOOKING STATEMENTS
      Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995(the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2006.
PART I

Item 1.	Business
GENERAL
      Fair Isaac Corporation (NYSE: FIC) (together with its consolidated subsidiaries, the “Company”, which may also be referred to in this report as “we,” “us,” “our,” and “Fair Isaac”) provides products and services that enable businesses to automate and improve decisions. Our predictive analytics and decision management systems power billions of customer decisions each year.
      We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in over 60 countries use our Enterprise Decision Management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, healthcare organizations, pharmaceutical companies and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.
      More information about us can be found on our principal website, www.fairisaac.com. We make our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the SEC. Information on our website is not part of this report.

PRODUCTS AND SERVICES
      We help businesses automate more of their mission-critical decisions and apply more intelligence to customer interactions and business processes. We call this approach Enterprise Decision Management (“EDM”). Most of our solutions address customer decisions, including customer targeting and acquisition, account origination, customer management, fraud, collections and recovery. We also help businesses improve non-customer decisions such as transaction and claims processing, and network integrity review. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.
Our Segments
      We categorize our products and services into the following four operating segments:

•	Strategy Machinetm Solutions. These are EDM applications designed for specific processes such as marketing, account origination, customer management, fraud and medical bill review. This segment also includes our myFICO solutions for consumers.

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our scores to lenders directly.

•	Professional Services. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of our business rules management, model development and strategy design software sold to businesses for their use in building their own EDM applications.
      Comparative segment revenues, operating income and related financial information for fiscal 2005, 2004 and 2003 are set forth in Note 17 to the accompanying consolidated financial statements.

Key Products and Services by Operating Segment

Operating Segment	Key Products and Services

Strategy Machine Solutions
Marketing	Fair Isaac MarketSmart Decision System® solution
Originations	LiquidCredit® service
Capstone® Decision Manager
Capstone® Decision Accelerator
Capstone® Intelligent Data Manager
Customer Management	TRIADtm adaptive control system
TRIADtm Transaction Scores
TelAdaptive® service
RoamEx® Roamer Data Exchanger
Fraud	Falcontm Fraud Manager
Fraud Predictor with Merchant Profiles
Falcon Onetm solution
Falcontm ID solution
Risk Analytics for Telecom
Fraud Analytics for Telecom
Revenue Assurance Analytics
Network Assurance Analytics
Collections & Recovery	Debt Managertm solution
Recovery Management Systemtm solution (RMS)
BridgeLinktm network
PlacementsPlus® service
Placement Optimizersm service
Mortgage Banking	Diamondtm loan origination solution
TMO (The Mortgage Originator) loan origination solution
LSAMStm servicing and account management solution
FORTRACS default management solution
LenStartm default management communications network
TCLtm (The Construction Lender) solution
BridgeLinktm network
Insurance and Healthcare	Fair Isaac SmartAdvisortm medical bill review
Outsourced Cost Containment Services
MIRA® Claims Advisor
VeriComp® Fraud Manager
Payment Optimizertm solution
Consumer	myFICO® service
Score Watchtm subscription
Scoring Solutions	FICO® scores
NextGen FICO® scores
FICO® Expansiontm scores
Fair Isaac® Qualifytm scores
Global FICO® scores
Marketing and bankruptcy scores
Commercial credit risk scores
Insurance scores
ScoreNet® Service
PreScore® Service

Operating Segment	Key Products and Services

Professional Services	Solution and technology consulting
Systems integration services
Data management services
Business strategy consulting
Industry consulting
Strategy Science services
Predictive Science services
Fraud consulting services
Analytic Software Tools	Fair Isaac Blaze Advisor
SmartForms for Blaze Advisor
Model Builder for Predictive Analytics
Model Builder for Decision Trees
Decision Optimizer
Our Solutions
      Our solutions involve three fundamental disciplines:

•	Analytics to identify the risks and opportunities associated with individual clients and prospects, in order to detect patterns such as fraud, and to improve the design of decision logic or “strategies”;

•	Data management, profiling and text recognition that bring extensive customer information to every decision; and

•	Software such as rules management systems that implement business rules, models and decision strategies, often in a real-time environment.
      All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and reducing risks incurred in making decisions.

Strategy Machine Solutions
      We develop industry-tailored EDM applications, which we call Strategy Machine solutions, that apply analytics, data management and decision management software to specific business challenges and processes. These include credit offer prescreening, medical bill review, telecommunications fraud prevention and others. Our Strategy Machine solutions serve clients in the financial services, insurance, healthcare, retail, telecommunications and government sectors.

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
      A number of our marketing services are designed for specific industries, such as retail and pharmaceuticals. For example, our services for retailers include using analytics to help retailers identify and market to their store shoppers; analyzing transaction data to provide insights into store customer activity and compare it with sales pattern activity across the marketplace; and analyzing a retailer’s purchase transaction data to help them understand buying patterns, sequences and contexts.

Originations Strategy Machine Solutions
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
      Our solutions include LiquidCredit, a web-based service primarily focused on the credit decision and offered largely to mid-tier financial services institutions, e-commerce providers and telecommunications providers; and Capstone Decision Manager, a complete end-user software solution for application decisioning and processing. In fiscal 2005, we introduced new components for Capstone that can be used with multiple originations platforms and environments. These components are Capstone Decision Accelerator, which is a rules-based application based on our Fair Isaac Blaze Advisor system, and Capstone Intelligent Data Manager, which enables lenders to access data from several consumer and small business credit data sources. We also offer custom and consortium-based credit risk and application fraud models.

Customer Management Strategy Machine Solutions
      Our customer management products and services enable businesses to automate and improve decisions on their existing customers. These solutions help businesses decide which customers to cross-sell, what additional products and services to offer, whether customer risk levels have increased or decreased, when and how much to change a customer’s credit line, what pricing adjustments to make in response to account performance or promotional goals, and how to treat delinquent and high-risk accounts.
      We provide customer management solutions for:

•	Financial Services. In financial services, our leading account and customer management product is the TRIAD adaptive control system. Our adaptive control systems are so named because they enable businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The TRIAD system is the world’s leading credit account management system, and our adaptive control systems are used by more than 250 issuers worldwide to manage approximately 65% of the world’s credit card accounts. Our latest version of the TRIAD system enables users to manage risk and communications at both the account and borrower level from a single platform. We also offer transaction-based neural network (the term neural network is defined under “Technology” later in this section) models called TRIAD Transaction Scores that help payment card issuers identify high-risk behavior more quickly and thus manage their credit card accounts more profitably. We market and sell TRIAD end-user software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through 11 third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc. We also provide the TRIAD system as a hosted service in Application Service Provider (“ASP”) mode.

•	Telecommunications. The TelAdaptive account management system offers telecommunications service providers account management functionality similar to the TRIAD system, including receivables risk management, account spending limits, churn management and cross-sell communications. In addition, we offer RoamEx Roamer Data Exchanger, which delivers near real-time exchange of roamer call records that occur when subscribers roam outside a carrier’s home network. RoamEx is used to exchange more than 90% of North American wireless carriers’ roamer call detail records.

•	Insurance. We provide property and casualty insurers with decision management solutions that enable them to create, test and implement decision strategies for areas such as cross-selling, pricing, claims handling, retention, prospecting and underwriting.

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
      Our leading fraud detection solution is Falcon Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon Fraud Manager’s neural network predictive models and patented profiling technology, both further described below in the “Technology” section, examine transaction, cardholder and merchant data to detect a wide range of payment card fraud quickly and accurately. Falcon analyzes payment card transactions in real time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions. Falcon Fraud Manager protects hundreds of millions of active accounts, and is used in approximately 65% of all credit card transactions worldwide.
      Fraud Predictor with Merchant Profiles is used in conjunction with Falcon Fraud Manager to improve fraud detection rates by analyzing merchant profile data. The merchant profiles include characteristics that reveal, for example, merchants that have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant.
      Falcon ID enables lenders and telecommunications service providers to control identity fraud across the customer lifecycle. Falcon ID relies on multiple sources of data and complex statistical modeling techniques to identify activity that is at high risk of stemming from identity theft. It also provides business rules management that companies can use to identify and resolve cases that appear to involve identity theft.
      In fiscal 2005, we introduced an important addition to our fraud line, the Falcon One system. This system enables businesses to improve their protection across channels and business lines, by sharing detection capabilities, case management and analytics. The Falcon One system offers greater protection against multiple types of fraud than do the “point solutions” available today. It also provides a unified infrastructure that will bridge our existing fraud solutions, such as Falcon Fraud Manager and Falcon ID, as well as custom solutions we develop for our clients for other types of fraud.
      We also market solutions specifically designed to help telecommunications service providers reduce fraud losses. Our Risk Analytics for Telecom and Fraud Analytics for Telecom solutions help service providers mitigate early-life and ongoing bad debt, in addition to reducing complex types of fraud such as subscription fraud, technical fraud, internal fraud, dealer/agent fraud, calling card fraud, cloning, and clip-on fraud. Two new solutions in this area in fiscal 2005 included Revenue Assurance Analytics, which predict revenue leakage in the switch data collection, data mediation and billing/rating system phases, and Network Assurance Analytics, which predicts problems in a telecommunications network by detecting intrusion, abuse or network integrity compromises.

Collections & Recovery Strategy Machine Solutions
      In fiscal 2004, Fair Isaac acquired London Bridge Software Holdings plc (“London Bridge”), which provides a number of solutions for collections and debt recovery. These solutions are used not just in consumer credit but also in insurance, retail, healthcare, utilities and telecommunications, as well as by government agencies.
      Our leading solutions in this area are the Debt Manager solution and Recovery Management System (“RMS”). The Debt Manager solution automates the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. RMS is focused on the later phases of distressed debt management, including bankruptcy and agency management. Debt Manager and RMS customers can access partner services such as collection agencies and attorneys via the BridgeLink network which provides web-based access to and from thousands of third-party collections and recovery service providers.
      Other solutions for collections and recovery, which we categorized last year with our account management solutions, include the PlacementsPlus service, an account placement optimization and management system; the Placement Optimizer service, which uses artificial intelligence-based analytics used to identify the agency that is likely to collect the most for each account; and custom collection and recovery models implemented in an ASP environment. Those analytic-based solutions can also be delivered via the BridgeLink network.

Mortgage Banking Strategy Machine Solutions
      As a result of our acquisition of London Bridge in fiscal 2004, Fair Isaac now provides end-to-end mortgage lending solutions that mortgage lenders can use to improve their loan marketing, sourcing, originations, servicing and default management. These solutions include the Diamond loan origination solution, an internet-based solution that streamlines the complete mortgage process; TMO (The Mortgage Originator), a loan origination system; the LSAMS loan servicing and account management system for the servicing of mortgage and consumer loans; FORTRACS software for default management; and the LenStar default management communication network for attorney referrals. This category also includes TCL (The Construction Lender), which enables lenders to manage the entire construction lending process. All of the mortgage solutions are integrated with Fair Isaac’s BridgeLink vendor management network, which provides real-time connectivity to a broad range of third-party service providers, business partners and external systems involved in the complex process of mortgage lending.

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
      Our principal solutions in this area are:

•	Fair Isaac SmartAdvisor medical bill review software. The Fair Isaac SmartAdvisor solution provides medical bill review and repricing for workers’ compensation and automobile medical injury claims. It checks each bill against an extensive database of state fee schedules, automated contracts and user-defined policies to help insurers and others get the maximum savings on every bill reviewed. The SmartAdvisor software uses our business rules management technology to increase the speed, accuracy and consistency of decisions and reduce labor costs. It is available in both licensed client/server and ASP versions.

•	Outsourced Cost Containment Services. Utilizing Fair Isaac’s medical bill review software, we provide turnkey insurance bill review administration services at selected locations across the country. These service bureau operations offer expert medical bill and preferred provider review for workers’ compensation and auto medical insurance bills, including the additional review of complex medical, hospital and surgical bills.

      We also provide fraud solutions for different segments of the insurance healthcare market. Our principal solutions in this area are:

•	VeriComp® Fraud Manager software, which uses neural networks and data analysis to identify potentially fraudulent workers’ compensation claims that need investigation or special handling.

•	Payment Optimizer fraud detection system, which provides both prepayment claims scoring and retrospective analysis to help payers reduce fraud losses and ensure payment integrity.
      Additionally, we serve the insurance claims management market through our MIRA Claims Advisor product which uses predictive models to forecast appropriate claims reserves based on individual claim data. We also provide services that help healthcare payers reduce claims leakage and detect fraud, and that help hospitals determine payment strategies for patients during the admission process.

Consumer Strategy Machine Solutions
      Through our myFICO division, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. In its nearly five years of existence, more that 12 million scores have been delivered to consumers. Consumers can use the myFICO.com website to purchase their FICO scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to improve their scores. Customers can also use the myFICO service to simulate how taking specific actions would affect their FICO score. The myFICO.com website is the only source for consumers to obtain their FICO scores and credit reports from all three of the major U.S. credit reporting agencies. In December 2004, myFICO started offering Score Watchtm subscriptions, which deliver alerts via email and SMS or text messages to consumers when their scores or balances change. The myFICO products and subscription offerings are available online at www.myfico.com, through two of the credit reporting agencies involved — Equifax Inc. (“Equifax”) and TransUnion Corporation (“TransUnion”) — and through lenders, financial portals and numerous other partners.

Scoring Solutions
      We develop the world’s leading scores based on third-party data. Our FICO scores are used in most U.S. credit decisions, by most of the major credit card organizations as well as by mortgage and auto loan originators. These scores provide a consistent and objective measure of an individual’s credit risk. Credit grantors use the FICO scores to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. The FICO scores are calculated based on proprietary scoring models. The scores produced by these models are available through each of the three major credit reporting agencies in the United States: TransUnion, Experian Information Solutions, Inc. (“Experian”), and Equifax. Users generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies share these fees with us.
      The most powerful of our U.S. credit bureau products, NextGen FICO risk scores, are also available at all three major credit-reporting agencies. NextGen FICO risk scores provide a more refined risk assessment than the classic FICO risk scores.
      In fiscal 2004, we released two new scoring products, both based on data unavailable through the three major U.S. credit reporting agencies. The FICO Expansion score provides scores on U.S. consumers who do not have traditional FICO scores, generally because they do not have any credit accounts being reported to the credit reporting agencies. The score analyzes multiple sources of non-traditional credit data accessed by our subsidiary Fair Isaac Network, Inc., and the score and associated reports are provided to lenders through a subsidiary called Fair Isaac Credit Services, Inc. We also released the Fair Isaac Qualify score, which helps marketers find prospects on their promotional mailing lists who are most likely to respond and to be approved for credit. This score is based on commercially available sources of marketing data, and is delivered by Fair Isaac.
      Another major addition to our scoring solutions in fiscal 2004 was the Global FICO score. This score extends our thorough analysis of multiple-lender credit data to countries around the world that have established credit bureaus. These scores help lenders assess the risk of prospects, applicants and borrowers, and are particularly valuable in markets where there is not a dominant credit bureau risk score available.
      In addition to the scores noted above, we have developed marketing and bankruptcy scores offered through the U.S. credit reporting agencies; an application fraud and a bankruptcy score available in Canada; consumer risk scores offered through credit reporting agencies in Canada, South Africa and the U.K.; commercial credit scores delivered by both U.S. and U.K. credit reporting agencies; and a bankruptcy scoring service offered through ISC, a subsidiary of Visa USA.
      We have also developed scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as our FICO risk scores, but are designed to predict applicant or policyholder insurance loss risk for automobile or homeowners’ coverage. Our insurance scores are available in the U.S. from TransUnion, Experian, Equifax and ChoicePoint, Inc., and in Canada from Equifax. In fiscal 2005, we introduced a new kind of insurance score called the Property PredictRtm score, which analyzes property inspection database data from an insurance services provider, Millennium Information Services, Inc., to calculate the loss risk of a property.
      We also provide credit bureau scoring services and related consulting directly to users in financial services through two U.S.-based services: PreScore Service for prescreening solicitation candidates, and ScoreNet Service for customer account management.

Professional Services
      We provide a variety of custom offerings, business solution and technical consulting services, systems integration services, and data management services to markets worldwide. The focus is on leveraging our industry experience and technical expertise, typically on a custom basis, to help clients address unique business challenges, to support the usage of our Strategy Machine solutions and our analytic software tools, and to create new sales opportunities for our other offerings. This group also performs consultative selling, developing customized solution sets combining various products and capabilities to meet unique client or industry opportunities. These services are generally offered on an hourly or fixed fee basis.
      In fiscal 2005, we acquired Braun Consulting, Inc. (“Braun”), a marketing strategy and technology consulting firm based in Chicago with offices in Boston and New York. As a result of this acquisition, we now offer a wider range of consulting services addressing business strategy, operational excellence and marketing practice. This acquisition also increased our presence in the healthcare, retail and pharmaceutical industries.
      Our services include:

•	Solution and technology consulting. We help clients implement and use our solutions and technologies. These projects draw on our product knowledge, industry expertise and technical skills. Each project is delivered using a well-defined business integration methodology.

•	Systems integration services. We help clients manage customer relationships more successfully through integrated customer systems and personalized content delivery. To accomplish this, we create common web platforms that leverage internet technologies such as portals (both internal and external), enterprise content management, web services and enterprise application integration.

•	Data management services. We help clients gain insight into their customers by enabling the access, analysis and application of corporate data and information. This work involves implementing enterprise-level data and decision management systems, including data warehouses and marts, campaign management tools, database marketing engines, rules-based decision engines and analytical applications.

•	Business strategy consulting. We help companies improve business performance through the design and implementation of customer-centric growth strategies. Using qualitative and quantitative research techniques, we help businesses determine which customer segments they should be targeting, what the sales and service proposition should be for each segment, and how to address organizational issues to ensure project success. Another key focus is helping companies comply with regulations such as Sarbanes-Oxley or the New Basel Capital Accord.

•	Industry consulting. We combine our knowledge of EDM technology with our consultants’ experience to address the specific needs of companies in the retail, pharmaceuticals, telecommunications, insurance and healthcare industries. Our industry consultants provide a wide range of consulting services, including business strategy consulting and custom solutions development.

•	Strategy Science services. Using our Strategy Science technology and related advanced analytic methodologies, we perform decision modeling and optimization projects for customer acquisition, customer management, fraud, collections and other areas. These projects apply data and proprietary algorithms to the design of customer treatment strategies.

•	Predictive Science services. We perform custom predictive modeling and related analytic projects for clients in multiple industries. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’s data and industry best practices to develop a highly customized solution.

•	Fraud consulting services. We complement our fraud products with consulting engagements that help businesses benchmark their performance, assess areas to improve and adopt best practices and solutions aimed at reducing fraud losses. These engagements draw on Fair Isaac’s experience helping lenders and other parties worldwide bring fraud losses under control and implement more successful anti-fraud programs.

Analytic Software Tools
      We provide end-user software products that businesses use to build their own tailored EDM applications. In contrast to our packaged Strategy Machine solutions developed for specific industry applications, our analytic software tools perform a single function — such as management of the rules and policies an enterprise uses to make decisions — that can be easily integrated within a variety of specialized industry applications.
      We use these tools as common software components for our own EDM applications, described above in the Strategy Machine Solutions section. We also partner with third-party providers within given industry markets and with major software companies to imbed our tools within existing applications. These tools are sold as licensed software.
      The principal products offered are software tools for:

•	Rules Management. Fair Isaac Blaze Advisor is a rules management tool used to design, develop, execute and maintain rules-based business applications. Blaze Advisor enables businesses to more quickly develop complex decisioning applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations. Blaze Advisor is sold as an end-user tool and is also the rules engine within several of our Strategy Machine solutions. In fiscal 2005, we introduced a software offering called SmartForms for Blaze Advisor that is used to create and manage dynamic, web-based forms that improve the completeness and accuracy of customer data collected online. In September 2005, we acquired certain assets of RulesPower, Inc. (“RulesPower”), including its advanced rules execution technology. We intend to use this technology to enhance the performance of our Blaze Advisor software, both as a stand-alone system and as a component in our Strategy Machine solutions offerings.

•	Model Development. Model Builder for Predictive Analytics enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools Fair Isaac uses to build both client-level and industry-level predictive models, and which we have evolved over nearly 40 years. The predictive models produced can be embedded in custom production applications or one of our Strategy Machine solutions, and can also be executed in Blaze Advisor.

•	Data-Driven Strategy Design. Model Builder for Decision Trees enables the user to create empirical strategies, augmenting the user’s expert judgment by applying data-driven analytics to discover patterns empirically. In designing the steps and criteria of a decision strategy, the user can segment the customer base for targeted action based on the results of different performance measures, and can simulate the performance of the designed strategy. Decision Optimizer, a key component in our Strategy Science offerings, uses an optimization algorithm to deliver customer treatment strategies or rule sets that improve results along one or more specified business objectives, while meeting stated constraints. The data-driven strategies produced by these tools can be executed by Blaze Advisor or one of our Strategy Machine solutions.
COMPETITION
      The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (“ERP”) and customer relationship management (“CRM”) packaged solutions providers;

•	business intelligence solutions providers;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	providers of account/workflow management software;

•	managed care organizations; and

•	software companies supplying modeling, rules, or analytic development tools.
      We believe that none of our competitors offers the same mix of products as we do, or has the same expertise in predictive analytics and their integration with decision management software. However, certain competitors may have larger shares of particular geographic or product markets.
Strategy Machine Solutions
      The competition for our Strategy Machine solutions varies by both application and industry.
      In the customer acquisition market, we compete with Acxiom, Experian, SAS, SPSS, Epsilon, Harte-Hanks, and Siebel, among others. We also compete with traditional advertising agencies and companies’ own internal information technology and analytics departments.
      In the origination market, we compete with CGI/ AMS, Experian, Provenir, Lightbridge, Appro Systems, and First American Credit Management Solutions (CMSI), among others.
      In the customer management market, we compete with CGI/ AMS, Experian, Insurance Services Organization, ChoicePoint, Lightbridge and Oracle, among others.
      In the fraud solutions market, we mainly compete with SearchSpace, ID Analytics, Experian, Retail Decisions plc and ACI Worldwide, a division of Transaction Systems Architects, in the financial services market; ECTel, Hewlett-Packard, Cerebrus Solutions and Neural Technologies in the telecommunications market; IBM and ViPS in the healthcare segment; and SAS, Infoglide Software Corporation, NetMap Analytics and Magnify in the property and casualty and workers’ compensation insurance market.
      In the collections and recovery solutions market, we mainly compete with CGI/ AMS, Columbia Ultimate, Ontario Systems, Austin Logistics, Talgentra, Attentiv Systems and various boutique firms for software and ASP servicing; and in-house scoring and computer science departments along with the three major U.S. credit reporting agencies and Experian-Scorex for scoring and optimization projects.
      In the mortgage lending solutions market, we mainly compete with Fidelity, Framework, Fiserv, First American, Gallagher and GHR. In the construction lending market our main competitors are Harland and DataSelect.
      In the insurance and healthcare solutions market, we mainly compete with Ingenix, First Health, CorVel Corporation, SAS, ISO, IBM, Mitchell International, Inc., and Concentra Managed Care.
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
Professional Services
      We compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a client may use its own resources rather than engage an outside firm for these services. Our competitors include information technology product and services vendors, management and strategy consulting firms, smaller specialized information technology consulting firms and analytical services firms.
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
MARKETS AND CUSTOMERS
      Our products and services serve clients in multiple industries, including financial services, insurance, retail, telecommunications, healthcare, pharmaceuticals and governmental agencies. During fiscal 2005, end users of our products included more than 85 of the 100 largest banks in the United States; approximately two-thirds of the largest 100 banks in the world; and more than 90 of the 100 largest U.S. credit card issuers. Our clients also include more than 400 insurers and healthcare payors, more than 100 retailers and general merchandisers, more than 80 government or public agencies, more than 100 telecommunications carriers, and many leading healthcare and pharmaceuticals companies. Nine of the top 10 companies on the 2005 Fortune 500 list use Fair Isaac’s solutions.
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
      During fiscal 2005, 2004 and 2003, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 20%, 20% and 19% of our total revenues, respectively.
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
      Revenues from international customers, including end users and resellers, amounted to 25%, 22% and 21% of our total revenues in fiscal 2005, 2004 and 2003, respectively. See Note 17 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.
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
      Because of our pioneering work in credit scoring and fraud detection, we are widely recognized as the leader in predictive analytics. In addition, our Fair Isaac Blaze Advisor software is consistently ranked as a leader in rules management systems. In all our work, we believe that our tools and processes are among the very best commercially available, and that we are uniquely able to integrate advanced analytic, software and data technologies into mission-critical business solutions that offer superior returns on investment.
Principal Areas of Expertise
      Predictive Modeling. Predictive modeling identifies and mathematically represents underlying relationships in historical data in order to explain the data and make predictions or classifications about future events. Our models summarize large quantities of data to amplify its value. Predictive models typically analyze current and historical data on individuals to produce easily understood metrics such as scores. These scores rank-order individuals by likely future performance, e.g., their likelihood of making credit payments on time, or of responding to a particular offer for services. We also include in this category models that detect the likelihood of a transaction being fraudulent. Our predictive models are frequently operationalized in mission-critical transactional systems and drive decisions and actions in near real time. A number of analytic methodologies underlie our products in this area. These include proprietary applications of both linear and non-linear mathematical programming algorithms, in which one objective is optimized within a set of constraints, and advanced “neural” systems, which learn complex patterns from large data sets to predict the probability that a new individual will exhibit certain behaviors of business interest. We also apply various related statistical techniques for analysis and pattern detection within large datasets. For example, we recently developed a proprietary technology we call Pair-wise Co-occurrence Consistency or “Peacock,” which we use to analyze large-scale purchase transaction data to reveal product relationships, purchase patterns and sequences.
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
      Decision Management Software. In order to make a decision strategy operational, the various steps and rules need to be programmed or exported into the business’ software infrastructure, where it can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and business rules management systems, that perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, business user definition of extremely complex decision strategies using graphic user interfaces; simultaneous testing of hundreds of decision strategies in “champion/challenger” (test/control) mode; high-volume processing and analysis of transactions in real time; integration of multiple data sources; and execution of predictive models for improved behavior forecasts and finer segmentation.
Research and Development Activities
      Our research and development expenses were $81.3 million, $71.1 million, and $67.6 million in fiscal 2005, 2004 and 2003, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.
      We have traditionally relied primarily on the internal development of our products. Based on timing and cost considerations, however, we have acquired, and in the future may consider acquiring, technology or products from third parties.

PRODUCT PROTECTION AND TRADEMARKS
      We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements and procedures to protect our proprietary rights.
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
      300-850tm score, A3® service, ActiView®service, BridgeLinktm network, Capstone® Decision Manager, Capstone® Decision Manager, CompAdvisor®medical bill review software, ContactBuildertm service, Context Vectorstm technology, CreditDesk® origination and underwriting software, Debt Managertm solution, Diamondtmsoftware system, Enterprise Decision Manager® system, Fair Isaac®, Fair Isaac Korea®, Fair Isaac MarketSmart CDISM service, Fair Isaac MarketSmart Decision System® solution, Fair Isaac® Qualifytm score, Fair Isaac SmartAdvisortm medical bill review software, Fair Isaac SmartLink® customer data integration service, FalcontmExpress, Falcontm Fraud Manager, Falcontm ID solution, Falcon Onetm system, FastPaneltm diagnostics, FICO®Expansiontm score, FICO® score, FICO — the score lenders usetm (tagline), FICO — the score to knowtm (tagline), FICO.orgtm service, Global FICO® score, Identity Theft Securitytm service, It’s just a smarter way to do business® (tagline), LenStartm service, LiquidCredit® service, LSAMStm software system, MIRAtm Claims Advisor for Reserving, myFICO® service, NextGen FICO® scores, OfferPointtm transaction analytics solution, Payment Optimizer® solution, PlacementsPlus® service, PrecisionViewtm transaction analytics solution, PreScore® Service, Recovery Management Systemtm solution, RMStm solution, RMS NGtmsolution, RoamEx® roamer data exchanger, ScoreNet®Service, ScoreWare® software, See how lenders see youSM (tagline), Small Business Scoring ServiceSM (or SBSSSM) solution, Strategy Machine® solution, StrategyWare® decision engine, TCLtm software system, TelAdaptive® account management service, TRIADtm adaptive control system, UniScoreSM service, Vectus® software, VeriComp® Fraud Manager, and Vista® account management risk score service are trademarks or registered trademarks of Fair Isaac Corporation, in the United States and/or in other countries.

PERSONNEL
      As of September 30, 2005, we employed 2,796 persons worldwide. Of these, 418 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, 375 full-time employees were located in our San Rafael, California office, 396 full-time employees were located in our San Diego, California office, and 262 full-time employees were located in our United Kingdom-based offices. None of our employees is covered by a collective bargaining agreement and no work stoppages have been experienced.
      Information regarding our officers is included in “Executive Officers of the Registrant” at the end of Part I of this report.

Item 2.	Properties
      Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal office is located in Minneapolis, Minnesota.
      Our leased properties include:

•	approximately 238,000 square feet of office and data processing space in Arden Hills and Minneapolis, Minnesota in five buildings under leases expiring in 2012 or later. 66,000 square feet of this space is subleased to a third party;

•	approximately 199,000 square feet of office space in San Rafael, California in two buildings under leases expiring in 2012 or later;

•	approximately 130,000 square feet of office space in San Diego, California in one building under a lease expiring in 2010; and

•	an aggregate of approximately 613,000 square feet of office and data center space in Alpharetta, GA; Arlington, VA; Atlanta, GA; Austin, TX; Baltimore, MD; Bangalore, India; Birmingham, UK; Boston, MA; Brookings, SD; Chicago, IL; Coppell, TX; Cranbury, NJ; Davis, CA; Emeryville, CA; Exton, PA; Gauteng, Malaysia; Heathrow, FL; Indianapolis, IN; Irvine, CA; London, UK; Madrid, Spain; Mooresville, NC; New Castle, DE; New York, NY; Norcross, GA; Oakbrook Terrace, IL; Tulsa, OK; Sandy, UT; Santa Ana, CA; San Jose, CA; San Ramon, CA; Sao Paulo, Brazil; Sarasota, FL; Singapore, Singapore; St. Louis, MO; Tokyo, Japan; Toronto, Canada; Wellsbourne, UK; and Westminster, CO.
      See Note 18 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3.	Legal Proceedings
      We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
      Our executive officers were as follows:

Name	Positions Held	Age

Thomas G. Grudnowski	December 1999-present, Director, President and Chief Executive Officer of the Company. 1983-1999, Partner, Accenture Ltd.	55
Gresham T. Brebach	December 2003-present, Vice President, Corporate Development and Strategic Partnerships of the Company. 2003-2004, Managing Director, The Brebach Group. March 1997-March 1999, Chairman and Chief Executive Officer, Nextera Corporation. January 1995-February 1997, Executive Vice President, Renaissance Solutions, Inc. March 1993-August 1994, Senior Vice President, Digital Equipment Corporation. December 1989-March 1993, Director, North American Practice, McKinsey and Co., Inc. 1988-1989, Founder, ICG, Inc. 1986-1988, Managing Partner, North American Consulting Practice, Andersen Consulting.	65
Michael H. Campbell	April 2005-present, Vice President, Chief Operating Officer, Products of the Company. 2003-2005, CEO of TempoSoft, Inc. 1999-2001, held a variety of senior management positions at SAP America, Inc., including Senior Vice President, Solutions and Marketing Organization, Senior Vice President, Solutions Management Organization, and Senior Vice President, Professional Services Organization. 1989-1999, CEO and Chairman, Campbell Software, Inc. Earlier, he was co-founder of General Optimization, Inc., an optimization software developer.	43
Michael S. Chiappetta	October 2003-present, Vice President, Product Development of the Company. 2002-2003, Vice President, Fraud Analytics and Analytic Software Tools. 1993-2002, held various senior positions, including Executive Vice President, Analytic Solutions, HNC Software Inc (“HNC”).	41
Richard S. Deal	January 2001-present, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	38
Eric J. Educate	July 2000-present, Vice President, Sales and Marketing of the Company. 1999-2000, Vice President of Global Sales, Imation Corporation. 1997-1999, sales executive, EMC Corporation. 1987-1997, held various sales leadership positions with Silicon Graphics.	53

Name	Positions Held	Age

Andrea M. Fike	February 2002-present, Vice President, General Counsel and Secretary of the Company. 2001-2002, Vice President and General Counsel of the Company. 1999-2001, Senior Counsel of the Company. 1998-1999, Partner, Faegre & Benson, LLP. 1989-1997, Associate, Faegre & Benson.	45
Charles M. Osborne	May 2004-present, Vice President, Chief Financial Officer of the Company. 1999-2003, partner and investor, Gateway Alliance venture capital partnership. July-December 2000, Executive Vice President and CFO, 21 North Main, Inc. March 2000-present, Interim CFO and Vice President, Finance, University of Minnesota Foundation. 1998-2000, various executive positions with McLeod USA/Ovation Communications, including Vice President, Corporate, General Manager and Chief Financial Officer. April 1997-May 1998, President and Chief Operating Officer, Graco Inc. 1981-1997, various senior financial executive positions with Deluxe Corporation, including Senior Vice President and CFO and Vice President, Finance. 1975-81, various accounting positions with Deloitte & Touche LLP.	52
Michael J. Pung	August 2004-present, Vice President, Finance of the Company. 2000-August 2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	42
Larry E. Rosenberger	December 1999-present, Vice President, Research and Development of the Company. 1991-1999, President and Chief Executive Officer of the Company. 1983-1991, various executive positions with the Company. 1983-1999, a director of the Company. Joined the Company in 1974.	59
Gregory M. Weitz	November 2005 — present, Vice President, Consulting of the Company. October 2003 — November 2005, various executive positions with the Company. 2002 — October 2003, Seurat Company, Executive Vice President & General Manager of the Customer Interaction Group. 1999 — 2002, held various executive positions with the IBM New Ventures Group and with TradeMC, a joint venture of IBM and the Royal Bank of Canada. 1998 — 1999, Director of Solution Architecture, StorageTek. 1992 — 1997 various senior positions with SHL Systemhouse. 1990 — 1992, Director of Business Systems, PacTel Cellular. 1981 — 1990 Senior Manager, Accenture.	46

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock trades on the New York Stock Exchange under the symbol: FIC. According to records of our transfer agent, at September 30, 2005, we had 533 shareholders of record of our common stock.
      The following table shows the high and low closing prices for our stock, as listed on the New York Stock Exchange and adjusted to give retroactive effect to the three-for-two stock split effected in March 2004, for each quarter in the last two fiscal years:

	High	Low

Fiscal 2004
October 1 — December 31, 2003	$43.12	$30.29
January 1 — March 31, 2004	$41.53	$32.31
April 1 — June 30, 2004	$37.33	$32.40
July 1 — September 30, 2004	$33.42	$23.70
Fiscal 2005
October 1 — December 31, 2004	$36.85	$28.65
January 1 — March 31, 2005	$35.37	$32.85
April 1 — June 30, 2005	$37.68	$32.60
July 1 — September 30, 2005	$44.83	$36.01
Dividends
      We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2005, 2004 and 2003. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors. The share and per share amounts within this report have been adjusted to reflect the three-for-two stock split effected in March 2004.

Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs

July 1, 2005 through July 31, 2005	—	—	—	$200,000,000
August 1, 2005 through August 31, 2005(2)	1,925,100	$38.93	1,925,100	$193,217,364
September 1, 2005 through September 30, 2005	525,400	$41.43	525,400	$171,449,589

	2,450,500	$39.46	2,450,500	$171,449,589

(1)	In August 2005, our Board of Directors canceled our stock repurchase program originally approved in February 2005 for the purchase of $250 million in common stock and approved a new common stock repurchase program. The new repurchase program allows us from time to time to purchase up to an aggregate of $200 million in shares of our common stock in the open market or though negotiated transactions.

(2)	Approximately $68.2 million of the purchases made during August 2005 were made under the repurchase program originally approved in February 2005. The remaining purchases were made under the new program approved in August 2005.

Item 6.	Selected Financial Data
      We acquired Nykamp Consulting Group, Inc. (“Nykamp”) in December 2001, HNC Software Inc. (“HNC”) in August 2002, Spectrum Managed Care, Inc. (“Spectrum”) in December 2002, NAREX Inc. (“NAREX”) in July 2003, Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”) in September 2003, Seurat Company (“Seurat”) in October 2003, London Bridge Software Holdings plc (“London Bridge”) in May 2004, Braun in November 2004 and RulesPower in September 2005. Results of operations from these acquisitions are included prospectively from the date of each acquisition. As a result of these acquisitions, the comparability of the data below is impacted.

	Fiscal Years Ended September 30,

	2005	2004 (1)	2003	2002 (2)	2001

	(In thousands, except per share data)
Revenues	$798,671	$706,206	$629,295	$392,418	$329,148
Operating income(3)	193,011	179,866	174,194	47,112	72,107
Income before income taxes	194,088	168,815	172,140	53,098	76,853
Net income	134,548	102,788	107,157	17,884	46,112
Earnings per share:
Basic	$2.02	$1.47	$1.48	$0.33	$0.93
Diluted	$1.86	$1.31	$1.40	$0.32	$0.89
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	At September 30,

	2005	2004	2003	2002	2001

	(In thousands)
Working capital	$274,523	$345,785	$569,510	$337,965	$94,624
Total assets	1,351,061	1,444,779	1,495,173	1,217,800	317,013
Senior convertible notes	400,000	400,000	400,000	—	—
Convertible subordinated notes, net of discount	—	—	141,364	139,922	—
Stockholders’ equity	805,094	916,471	849,542	973,472	271,772

(1)	Results of operations for fiscal 2004 include an $11.1 million pre-tax loss on redemption of our convertible subordinated notes.

(2)	Results of operations for fiscal 2002 include a $40.2 million pre-tax charge associated with the write-off of in-process research and development in connection with the HNC acquisition and $7.2 million in restructuring and other acquisition-related pre-tax charges.

(3)	Includes amortization of goodwill prior to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on October 1, 2002.
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
RESULTS OF OPERATIONS
Overview
      We are a leader in Enterprise Decision Management (“EDM”) solutions that enable businesses to automate and improve their decisions. Our predictive modeling, decision analysis, intelligence management, decision management systems and consulting services power billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO scores, the standard measure of credit risk, to manage their financial health.
      Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the year ended September 30, 2005, 75% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 77% of our revenues during fiscal 2005 were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.
      Within a number of our sectors there has been a sizable amount of industry consolidation. In addition, many of our sectors are experiencing increased levels of competition. As a result of these factors, we believe that future revenues in particular sectors may decline. However, due to the long-term customer arrangements we have with many of our customers, the near term impact of these declines may be more limited in certain sectors.
      One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. In the fourth quarter of fiscal 2005, we achieved new bookings of $109.7 million, including four deals with bookings values of $3.0 million or more. In comparison, new bookings in the fourth quarter of fiscal 2004 were $110.6 million, including eight deals with bookings values of $3.0 million or more.
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
      Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $201.5 million, $152.5 million and $133.6 million in fiscal 2005, 2004 and 2003, respectively, representing 25%, 22% and 21% of total consolidated revenues in each of these years. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
      We acquired Spectrum in December 2002, NAREX in July 2003, Diversified HealthCare Services in September 2003, Seurat in October 2003, London Bridge in May 2004, Braun in November 2004 and RulesPower in September 2005. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result of these acquisitions, our financial results during the year ended September 30, 2005, are not directly comparable to those during the years ended September 30, 2004 and 2003, or other years prior to any of these acquisitions.
      Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2005, 2004 and 2003 are set forth in Note 17 to the accompanying consolidated financial statements.
Revenues
      The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated.

				Period-to-Period
				Change

	Fiscal Year			2005	2004
				to	to
Segment	2005	2004	2003	2004	2003

	(In thousands)
Strategy Machine Solutions	$453,734	$427,647	$379,404	$26,087	$48,243
Scoring Solutions	167,270	142,834	136,057	24,436	6,777
Professional Services	129,636	96,715	83,660	32,921	13,055
Analytic Software Tools	48,031	39,010	30,174	9,021	8,836

Total Revenues	$798,671	$706,206	$629,295	92,465	76,911

				Period-to-Period
				Percentage
				Change
	Fiscal Year
	Percentage of Revenues			2005	2004
				to	to
Segment	2005	2004	2003	2004	2003

Strategy Machine Solutions	57%	61%	60%	6%	13%
Scoring Solutions	21%	20%	22%	17%	5%
Professional Services	16%	14%	13%	34%	16%
Analytic Software Tools	6%	5%	5%	23%	29%

Total Revenues	100%	100%	100%	13%	12%

Fiscal 2005 Revenues Compared to Fiscal 2004 Revenues
      The increase in total revenues from fiscal 2004 to fiscal 2005 included a $67.4 million increase in revenues that resulted from our acquisitions in fiscal 2005 and 2004.
      Strategy Machine Solutions segment revenues increased due to a $21.5 million increase in revenues from our collection and recovery solutions, a $16.6 million increase in revenues from our fraud solutions, a $14.4 million increase in revenues from our mortgage banking solutions, a $7.9 million increase in revenues from our consumer solutions and a $2.2 million increase in revenues from our other strategy machine solutions, partially offset by a $21.9 million decrease in revenues from our marketing solutions and a $14.6 million decrease in revenues from our insurance and healthcare solutions. The increase in collections and recovery solutions revenues was attributable primarily to increases in license and maintenance revenues related to acquired London Bridge solutions. The increase in fraud solutions revenues was attributable to an increase in active accounts and merchant transaction volumes with our existing customer base, and to the cross-selling of additional fraud products. The increase in mortgage banking solutions revenues was attributable to volumes associated with acquired London Bridge transactional-based agreements. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from myFICO.com and our strategic alliance partners due to increased customer volumes and higher average selling prices. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, lower claims volumes at some of our key customers and loss of several customer accounts.
      Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenue derived from our own prescreening services.
      During fiscal 2005 and 2004, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 20% of our total revenues, including revenues from these customers that are recorded in our other segments.
      Professional Services segment revenues increased $29.2 million due to an increase in implementation and precision marketing service revenues from our acquisitions of London Bridge and Braun, and a net increase of $3.8 million in revenues in various other professional service activities.
      Analytic Software Tools segment revenues increased primarily due to an increase in sales of perpetual licenses of Blaze Advisor and Model Builder software applications.

Fiscal 2004 Revenues Compared to Fiscal 2003 Revenues
      The increase in total revenues from fiscal 2004 to fiscal 2003 included a $55.7 million increase in revenues that resulted from our acquisitions in fiscal 2004 and 2003.
      Strategy Machine Solutions segment revenues increased due to a $23.3 million increase in revenues from our customer management solutions, a $8.1 million increase in revenues from our marketing solutions, a

$7.8 million increase in revenues from our consumer solutions, a $6.5 million increase in revenues from our fraud solutions and a $4.9 million increase in revenues from our insurance and healthcare solutions, partially offset by a $2.4 million decrease in revenues from our origination solutions. The increase in customer management solutions revenues was attributable primarily to increases in both perpetual license sales and transactional volumes under transactional-based agreements, including perpetual and transactional-based revenues derived from our London Bridge acquisition in May 2004 and transactional-based revenues derived from our NAREX acquisition in July 2003, partially offset by a decline in revenues relating to a prior year non-recurring perpetual license for our strategies. The increase in marketing solutions revenues was attributable primarily to an increase in customer transaction volumes resulting from our Seurat acquisition in October 2003, partially offset by a decrease in service revenues from our existing customer base. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from our myFICO.com and strategic alliance partners due to increased customer volumes and higher average selling prices. The increase in fraud solutions revenues was attributable primarily to an increase in active accounts and merchant transaction volumes, principally due to growth in our customer base, and to the cross-selling of additional fraud products to our existing customer base. The increase in insurance and healthcare solutions revenues was attributable primarily to an increase in customer medical bill review volumes resulting from our Diversified HealthCare Services acquisition in September 2003, partially offset by a decline in bill review volumes associated with our existing customer base, including those related to the loss of a significant customer, as well as lower claims volumes at some of our key customers. The decrease in origination solutions revenues was attributable primarily to a decline in origination product perpetual license sales.
      Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening and account review, partially offset by a decrease in various other scoring services.
      During fiscal 2004 and 2003, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 20% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
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

Operating Expenses and Other Income (Expense)
      The following tables set forth certain summary information related to our operating expenses and other income (expense) for the fiscal years indicated.

				Period-to-Period
				Change
	Fiscal Year
				2005 to	2004 to
	2005	2004	2003	2004	2003

	(In thousands)			(In thousands)
Revenues	$798,671	$706,206	$629,295	$92,465	$76,911

Operating expenses:
Cost of revenues	275,065	252,587	246,592	22,478	5,995
Research and development	81,295	71,088	67,574	10,207	3,514
Selling, general and administrative	223,400	182,374	124,641	41,026	57,733
Amortization of intangible assets	25,900	19,064	13,793	6,836	5,271
Restructuring and acquisition-related	—	1,227	2,501	(1,227)	(1,274)

Total operating expenses	605,660	526,340	455,101	79,320	71,239

Operating income	193,011	179,866	174,194	13,145	5,672
Interest income	8,402	9,998	7,548	(1,596)	2,450
Interest expense	(8,347)	(16,942)	(10,605)	8,595	(6,337)
Loss on redemption of convertible subordinated notes	—	(11,137)	—	11,137	(11,137)
Other income, net	1,022	7,030	1,003	(6,008)	6,027

Income before income taxes	194,088	168,815	172,140	25,273	(3,325)
Provision for income taxes	59,540	66,027	64,983	(6,487)	1,044

Net income	$134,548	$102,788	$107,157	31,760	(4,369)

Number of employees at fiscal year end	2,796	3,058	2,355	(262)	703

				Period-to-Period
				Percentage Change
	Percentage of Revenues
	Fiscal Year			2005	2004
				to	to
	2005	2004	2003	2004	2003

Revenues	100%	100%	100%	13%	12%

Operating expenses:
Cost of revenues	35%	36%	39%	9%	2%
Research and development	10%	10%	11%	14%	5%
Selling, general and administrative	28%	26%	20%	22%	46%
Amortization of intangible assets	3%	3%	2%	36%	38%

Total operating expenses	76%	75%	72%	15%	16%

Operating income	24%	25%	28%	7%	3%
Interest income	1%	1%	1%	(16)%	32%
Interest expense	(1)%	(2)%	(2)%	51%	(60)%
Loss on redemption of convertible subordinated notes	—	(1)%	—	100%	(100)%
Other income, net	—	1%	—	(85)%	601%

Income before income taxes	24%	24%	27%	15%	(2)%
Provision for income taxes	7%	9%	10%	(10)%	2%

Net income	17%	15%	17%	31%	(4)%

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
      The fiscal 2005 over 2004 increase in cost of revenues includes a $10.6 million increase in personnel and other labor-related costs, a $5.4 million increase in third-party software and data, a $4.9 million increase in facilities and infrastructure costs, and a $1.6 million net increase in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in personnel resulting from our London Bridge and Braun acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions revenues, partially offset by a decrease in insurance and healthcare solutions revenues, and the resulting variable cost impacts. The increase in facilities and infrastructure costs was also attributable primarily to our London Bridge and Braun acquisitions.
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

      Excluding the impact of a new accounting rule that will require expensing of share-based awards, we expect that cost of revenues as a percentage of revenues in fiscal 2006 will be consistent with, or slightly lower than, those incurred during fiscal 2005. A discussion of the new accounting rule on share-based awards is included in the section titled “New Accounting Pronouncement Not Yet Adopted.”

Research and Development
      Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
      The fiscal 2005 over 2004 increase in research and development expenditures was attributable primarily to an increase in research and development personnel and related costs of $8.4 million, primarily as a result of our acquisition of London Bridge.
      The fiscal 2004 over 2003 increase in research and development expenditures was attributable primarily to an increase in the number of research and development personnel and related costs resulting from our acquisition of London Bridge in May 2004, partially offset by a reduction in the number of research and development personnel and related costs associated with existing development projects, primarily related to our Strategy Machine Solutions segment.
      Excluding the impact of a new accounting rule that will require expensing of share-based awards, we expect that research and development expenditures as a percentage of revenues in fiscal 2006 will be consistent with those incurred during fiscal 2005.

Selling, General and Administrative
      Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
      The fiscal 2005 over 2004 increase in selling, general and administrative expenses was attributable to a $35.0 million increase in personnel and other labor-related costs, a $2.6 million increase in travel costs, a $2.3 million increase in our provision for doubtful accounts, a $0.6 million increase in legal and accounting fees and a $0.5 million net increase in other expenses. The increase in personnel and labor-related costs and travel costs resulted primarily from our London Bridge and Braun acquisitions. Legal and accounting fees were impacted by higher professional fees that resulted from our assessment of internal controls over financial reporting as required by the Sarbanes-Oxley Act and tax planning projects, partially offset by the impact of a $3.0 million charge recorded in fiscal 2004 in connection with a legal settlement.
      The fiscal 2004 over 2003 increase in selling, general and administrative expenses was attributable primarily to a $42.8 million increase in personnel and other labor-related costs, an $8.2 million increase in legal and accounting fees, a $6.9 million increase in travel costs and a $3.2 million net increase in various other expenditures, partially offset by a $3.4 million decrease in our provision for doubtful accounts. The increase in personnel and labor-related costs resulted primarily from our transfer of key management personnel into sales strategy and execution roles from their previous operational roles at the beginning of the first quarter of fiscal 2004, and to a lesser degree an increase in personnel resulting from our fiscal 2003 and 2004 acquisitions. The increase in legal fees in fiscal 2004 included a $3.0 million charge recorded in connection with a legal settlement.
      Excluding the impact of a new accounting rule that will require expensing of share-based awards, we expect that selling, general and administrative expenses as a percentage of revenues in fiscal 2006 will be consistent with, or slightly lower than, those incurred during fiscal 2005.

Amortization of Intangible Assets
      Amortization of intangible assets consists of amortization expense related to intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Our definite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over periods ranging from two to fifteen years.
      The fiscal 2005 over 2004 increase in amortization expense was attributable to incremental amortization associated with our acquisitions of London Bridge and Braun in May 2004 and November 2004, respectively.
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

Restructuring and Acquisition-related
      At September 30, 2005, accrued restructuring and acquisition related costs were $6.4 million, of which $3.7 million was classified as current.
      During fiscal 2004, we wrote off deferred acquisition costs totaling $0.7 million in connection with an aborted acquisition, consisting principally of third-party legal, accounting and other professional fees. Additionally, we recorded a $0.5 million charge in fiscal 2004 related to the closure of a Fair Isaac office facility upon relocating its operations into an acquired London Bridge office facility.
      During fiscal 2003, we recognized acquisition-related expenses totaling $2.5 million, consisting primarily of retention bonuses earned by HNC employees.

Interest Income
      Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The fiscal 2005 over 2004 decrease in interest income was attributable to lower average cash and investment balances, partially offset by higher interest and investment income yields due to market conditions. The decrease in cash and investment balances resulted principally from cash used in investing and financing activities, including cash used for the redemption of our 5.25% Convertible Subordinated Notes (“Subordinated Notes”) in the fourth quarter of fiscal 2004, repurchases of common stock and acquisitions, partially offset by increases in net cash provided by operating activities
      The fiscal 2004 over 2003 increase in interest income was attributable primarily to higher average cash and investment balances held during fiscal 2004, partially offset by lower interest and investment income yields due to market conditions. The increase in cash and investment balances held during fiscal 2004 resulted principally from the receipt of $391.5 million in net proceeds from our issuance of the 1.5% Senior Convertible Notes (“Senior Notes”) in August 2003 and an increase in net cash provided by operating activities, partially offset by a decrease in cash balances due to our fiscal 2004 repurchases of common stock, our acquisition of London Bridge in the third quarter of fiscal 2004, and a cash redemption of our Subordinated Notes.

Interest Expense
      The fiscal 2005 over 2004 decrease in interest expense was attributable to the redemption of our $150.0 million of Subordinated Notes in September 2004. Interest expense recorded during fiscal 2005, relates to our $400.0 million of Senior Notes, including the amortization of debt issuance costs, and is consistent with the interest expense related to the Senior Notes recorded by us in fiscal 2004.

      The fiscal 2004 over 2003 increase in interest expense was the result of our issuance of the Senior Notes in August 2003. Interest expense on the Senior Notes totaled $8.1 million and $1.3 million during fiscal 2004 and 2003, respectively.

Loss on Redemption of Convertible Subordinated Notes
      In July 2004, our Board of Directors approved the cash redemption of all of the outstanding Subordinated Notes at a redemption price equal to 102.625% of the $150.0 million principal amount of the Subordinated Notes, pursuant to the redemption criteria in the indenture. In September 2004, we redeemed all of the outstanding Subordinated Notes with a cash outlay of $153.9 million, which resulted in the recognition of a loss on redemption of $11.1 million, representing the excess of the redemption cost over the carrying amount of the notes upon redemption.

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
      The fiscal 2005 over 2004 decrease in other income was due to a decline in realized gains on sales of our marketable securities of $7.6 million, including a $6.6 million gain recognized last year on the sale of our investment in Open Solutions, Inc. (“OSI”). The decline in other income was partially offset by foreign exchange gains of $0.4 million recognized in fiscal 2005, compared with a net foreign currency loss of $0.9 million recorded in fiscal 2004. The foreign exchange loss in fiscal 2004 resulted from a $1.3 million net foreign exchange loss recorded in connection with our London Bridge acquisition. This net foreign exchange loss represented the excess of a loss recorded on a forward foreign exchange contract entered into in connection with this transaction over exchange rate gains resulting from the re-measurement of British pound-sterling cash balances held by one of our U.S. dollar functional currency entities for the purpose of funding the acquisition.
      The fiscal 2004 over 2003 increase in other income was attributable to an increase in realized gains on sales of our marketable securities of $6.9 million, including the $6.6 million gain recognized on the sale of our OSI investment. These gains were partially offset primarily by an increase in foreign exchange losses of $1.2 million during fiscal 2004, principally due to the $1.3 million net foreign exchange loss recorded in connection with our London Bridge acquisition.

Provision for Income Taxes
      Our effective tax rate was 30.7%, 39.1% and 37.8% in fiscal 2005, 2004 and 2003, respectively. Our effective tax rate in fiscal 2005 was impacted by the recognition of $10.6 million of tax benefits related to prior years. These benefits were determined in conjunction with tax studies we performed with outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The tax benefits recognized reflect our estimate of the effect of amended tax returns filed for fiscal 1998 through 2004. These tax benefits reduced our effective tax rate by 5.5%. Excluding these tax benefits, the effective tax rate for fiscal 2005 would have been 36.2%. The decline in the effective tax rate was also the result of the current year benefit of the additional deductions identified by the aforementioned tax studies.
      The fiscal 2004 over 2003 increase in our effective tax rate was principally due to decreased U.S. federal research and development tax credits resulting from the inability to recognize such credit during our fourth quarter of fiscal 2004 despite the retroactive reenactment of such credit in the first quarter of fiscal 2005, and to our inability to recognize a tax benefit on the foreign losses associated with our London Bridge subsidiary.

Operating Income
      The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal years indicated.

						Period-to-Period
				Period-to-Period		Percentage
				Change		Change

	Fiscal Year			2005	2004	2005	2004
				to	to	to	to
Segment	2005	2004	2003	2004	2003	2004	2003

	(In thousands)
Strategy Machine Solutions	$61,968	$85,707	$89,516	$(23,739)	$(3,809)	(28)%	(4)%
Scoring Solutions	100,240	76,450	73,776	23,790	2,674	31%	4%
Professional Services	17,769	8,852	7,927	8,917	925	101%	12%
Analytic Software Tools	13,034	10,084	5,476	2,950	4,608	29%	84%

Segment operating income	193,011	181,093	176,695	11,918	4,398	7%	2%
Unallocated restructuring and acquisition-related expense	—	(1,227)	(2,501)	1,227	1,274	(100)%	(51)%

Operating income	$193,011	$179,866	$174,194	13,145	5,672	7%	3%

      The fiscal 2005 over fiscal 2004 increase in operating income was attributable primarily to an increase in segment revenues, which included a $67.4 million increase in revenues that resulted from our acquisitions in fiscal 2005 and 2004. The increase was partially offset by an increase of $6.8 million in the amortization of intangible assets that resulted from our acquisitions in fiscal 2004 and 2005. At the segment level, the increase in segment operating income was driven by increases of $23.8 million, $8.9 million and $3.0 million in segment operating income within our Scoring Solutions, Professional Services and Analytic Software Tools segments, respectively, partially offset by a $23.7 million decrease in segment operating income within our Strategy Machine Solutions segment. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services. The increase in Professional Services segment operating income was the result of an increase in Precision Marketing service revenues and implementations of EDM products. In our Analytic Software Tools segment, higher segment operating income was due to an increase in sales of perpetual licenses for our EDM products. The decrease in Strategy Machine Solutions segment operating income was attributable to revenue declines we experienced in insurance and healthcare solutions and marketing solutions, the impact of negative operating margins associated with London Bridge product offerings, partially offset by increases in sales of higher margin product offerings.
      The fiscal 2004 over fiscal 2003 increase in operating income was attributable primarily to an increase in segment revenues, which included a $55.7 million increase in revenues that resulted from our acquisitions in fiscal 2004 and 2003, and to a lesser degree, a $1.3 million decrease in restructuring and acquisition-related expenses. At the segment level, the increase in operating income was attributable primarily to $4.6 million, $2.7 million and $0.9 million increases in segment operating income within our Analytic Software Tools, Scoring Solutions and Professional Services segments, respectively, partially offset by a $3.8 million decrease in segment operating income within our Strategy Machine Solutions segment. The increase in Analytic Software Tools segment operating income was driven primarily by an increase in sales of higher margin perpetual licenses related to our analytic decision tools and model development software products. The increase in Scoring Solutions segment operating income was primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening and account review, partially offset by a decrease in various other scoring services. The increase in Professional Services segment operating income was primarily due to an increase in higher margin model development and business consulting revenues. The decrease in Strategy Machine Solutions segment operating income was attributable primarily to the fiscal 2004 impact of negative operating margins associated with London Bridge Strategy Machine Solutions product offerings and to the allocation of the majority of a legal settlement charge to this segment, partially offset by the growth of segment revenues and operating margins associated with other higher margin product offerings. The negative operating margins associated with London Bridge Strategy Machine Solutions were attributable in part to the write-down of deferred maintenance revenue to fair market value, resulting from purchase accounting adjustments.
Capital Resources and Liquidity

Cash Flows from Operating Activities
      Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased from $199.1 million in fiscal 2004 to $214.1 million in fiscal 2005. The increase in fiscal 2005 operating cash flows was driven by the $31.8 million increase in net income and a $14.0 million prepayment (net of revenue recognized) from a single customer for future services, which is reflected in deferred revenue in our consolidated balance sheet. Operating cash flows were negatively impacted by an increase in trade receivables of $8.2 million, which was the result of higher sales volumes and slower collections. In addition, operating cash flows were negatively affected by payments of $8.3 million for acquisition-related restructuring activities.
      Net cash provided by operating activities increased from $174.6 million in fiscal 2003 to $199.1 million in fiscal 2004, reflecting the effect of net working capital changes partially offset by a decrease of $4.4 million in net income. Operating cash flows improved as a result of increased collections of accounts receivable balances and an increase in customer prepayments.

Cash Flows from Investing Activities
      Net cash used in investing activities totaled $2.9 million in fiscal 2005, compared to net cash provided by investing activities of $7.4 million in fiscal 2004. The change in cash flows from investing activities was attributable to a $281.1 million decline in proceeds from sales and maturities of marketable securities, net of purchases, a $243.4 million decrease in cash paid for acquisitions, due to our acquisition of London Bridge in May 2004, and $22.7 million in cash proceeds related to our disposition of London Bridge Phoenix Software, Inc., a subsidiary of London Bridge, in November 2004.
      Net cash provided by investing activities totaled $7.4 million in fiscal 2004, compared to net cash used in investing activities of $243.5 million in fiscal 2003. The change in cash flows from investing activities was partially attributable to $313.1 million of cash proceeds from sales and maturities of marketable securities, net of purchases, in fiscal 2004 as compared with cash used of $179.7 from the purchase of marketable securities, net of sales and maturities, in fiscal 2003. In addition, cash flows from investing activities were impacted by a $236.1 million increase in net cash paid for acquisitions, principally as a result of our acquisition of London Bridge in May 2004, and a $4.9 million increase in property and equipment purchases.

Cash Flows from Financing Activities
      Net cash used in financing activities totaled $262.0 million in fiscal 2005, compared to net cash used in financing activities of $206.4 million in fiscal 2004. The increase in cash used for financing activities was due to a $227.4 million increase in common stock repurchased. The increase was partially offset by $153.9 million of cash used in fiscal 2004 in connection with the September 2004 redemption of our Subordinated Notes and an $18.3 million increase in cash proceeds from common stock issued under employee stock option and purchase plans.
      Net cash used in financing activities totaled $206.4 million in fiscal 2004, compared to net cash provided by financing activities of $132.0 million in fiscal 2003. The shift to net cash used in financing activities during fiscal 2004, as compared to net cash provided by financing activities during fiscal 2003, was attributable to a decrease of $391.5 million in net proceeds from the fiscal 2003 issuance of the Senior Notes, cash used of $153.9 million in connection with the September 2004 redemption of our Subordinated Notes, and a $22.5 million decrease in proceeds from issuances of common stock, partially offset by a $230.5 million decrease in cash used for repurchases of our common stock.

Repurchases of Common Stock
      From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2005, 2004 and 2003, we expended $328.5 million, $101.1 million and $331.6 million, respectively, in connection with our repurchase of common stock under such programs. In August 2005, our Board of Directors approved a new common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $200.0 million. Through September 30, 2005, we had repurchased 693,400 shares of our common stock under this program for an aggregate cost of $28.6 million.

Dividends
      We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2005, 2004 and 2003. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

1.5% Senior Convertible Notes
      In August 2003, we issued $400.0 million of Senior Notes that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock under certain circumstances; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain tender offer activities by us or any of our subsidiaries.
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
      On March 31, 2005, we completed an exchange offer for the Senior Notes, whereby holders of approximately 99.9% of the total principal amount of our Senior Notes exchanged their existing securities for new 1.5% Senior Convertible Notes, Series B (“New Notes”). The terms of the New Notes are similar to the terms of the Senior Notes described above, except that: (i) upon conversion, we will pay holders cash in an amount equal to the lesser of the principal amount of such notes and the conversion value of such notes, and to the extent such conversion value exceeds the principal amount of the notes, the remainder of the conversion obligation in cash or common shares or combination thereof; (ii) in the event of a change of control, we may be required in certain circumstances to pay a make-whole premium on the New Notes converted in connection with the change of control and (iii) if the conversion condition in the first clause (iii) in the third paragraph preceding this paragraph is triggered and the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, the holders converting New Notes shall receive cash with a value equal to 100% of the principal amount of New Notes on the conversion date. We incurred approximately $1.4 million of professional fees associated with the exchange offer, which were expensed as incurred in fiscal 2005.

Credit Agreement
      We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2006. Under the agreement, as amended, we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% (which was 5.28% at September 30, 2005) or at the financial institution’s Prime Rate (which was 6.75% at September 30, 2005), payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter into contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $25.0 million and other specified limits. As of September 30, 2005, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of September 30, 2005, this credit facility served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility.

Capital Resources and Liquidity Outlook
      As of September 30, 2005, we had $285.9 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Contractual Obligations
      The following is a summary of our contractual obligations at September 30, 2005:

	Fiscal Year

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Senior Notes(1)	$—	$400,000	$—	$—	$—	$—	$400,000
Operating lease obligations	27,898	25,673	24,293	21,671	19,691	39,957	159,183

Total commitments	$27,898	$425,673	$24,293	$21,671	$19,691	$39,957	$559,183

(1)	$400.0 million represents the aggregate principal amount of the Senior Notes. Our Senior Notes are classified in long-term debt in our consolidated balance sheet at September 30, 2005. Holders may require us to purchase the Senior Notes upon delivery of a written purchase notice on specific dates, the earliest of which is August 2007. Refer to Note 9 to our accompanying consolidated financial statements for more detailed information regarding the Senior Notes.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
      We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, goodwill and other intangible assets resulting from business acquisitions, internal-use software, income taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
      As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended). If not, we apply the separation provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF Issue No. 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. Sometimes this results in recognizing the entire arrangement fee when delivery of the last element in a multiple element arrangement occurs. For example, if the last undelivered element is a service, we recognize revenue for the entire arrangement fee as the service is performed, or if no pattern of performance is discernable, we recognize revenue on a straight-line basis over the term of the arrangement.
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
      We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2005, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We believe that the assumptions and estimates utilized were appropriate based on the information available to management.

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
New Accounting Pronouncement Not Yet Adopted
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to measure all share based-payment awards using a fair-value method and record such expense in our consolidated financial statements. Prior to SFAS 123(R), we only included certain pro forma expense disclosures for share-based awards in the notes to our consolidated financial statements. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expressed views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as providing the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt the new accounting provisions of SFAS 123(R) for our first quarter of fiscal 2006. We have selected the Black-Scholes option-pricing model to determine the fair value of our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting period. SFAS 123(R) requires us to record compensation expense for all awards granted after adopting the standard, as well as recording compensation expense for the unvested portion of previously granted awards outstanding at the date of adoption. The adoption of this standard will have a significant impact on our consolidated net income and net income per share. However, various uncertainties, including stock price volatility, forfeiture rates, employee stock option exercise behavior and related tax impacts, make it difficult to determine whether the stock-based compensation expense to be incurred in future periods will be similar to the pro forma expense disclosed in Note 1 to our accompanying consolidated financial statements.
RISK FACTORS
Risks Related to Our Business

We derive a substantial portion of our revenues from a small number of products and services, and if the market does not continue to accept these products and services, our revenue will decline.
      We expect that revenues derived from our scoring solutions, account management solutions, fraud solutions, originations, collections, and insurance solutions products and services will account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

•	changes in the business analytics industry;

•	technological change;

•	our inability to obtain or use state fee schedule or claims data in our insurance products;

•	saturation of market demand;

•	loss of key customers;

•	industry consolidation; and

•	inability to successfully sell our products in new vertical markets.

If we do not engage in acquisition activity to the extent we have in the past, we may be unable to increase our revenues at historical growth rates.
      Our historical revenue growth has been augmented by numerous acquisitions, and we anticipate that acquisitions will continue to be an important part of our revenue growth. Our future revenue growth rate may decline if we do not make acquisitions of similar size and at a comparable rate as in the past.

If we engage in acquisitions or significant investment in new businesses, we will incur a variety of risks, any of which may adversely affect our business.
      We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses, which include:

•	failure to achieve the financial and strategic goals for the acquired and combined business;

•	overpayment for the acquired companies or assets;

•	difficulty assimilating the operations and personnel of the acquired businesses;

•	product liability exposure associated with acquired businesses or the sale of their products;

•	disruption of our ongoing business;

•	dilution of our existing stockholders and earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	retention of key personnel;

•	distraction of management from our ongoing business; and

•	impairment of relationships with employees and customers as a result of integration of new management personnel.
      These risks could harm our business, financial condition or results of operations, particularly if they occur in the context of a significant acquisition. Acquisitions of businesses having a significant presence outside the U.S. will increase our exposure to the risks of conducting operations in international markets.

We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our revenues. If the terms of these relationships change, our revenues and operating results could decline.
      Most of our customers are relatively large enterprises, such as banks, insurance companies, healthcare firms, retailers and telecommunications carriers. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. The loss of any major customer, the loss of a relationship with one of the major credit reporting agencies, the loss of a significant third-party distributor or the delay of significant revenue from these sources, could have a material adverse effect on our revenues and results of operations.

If we experience defects, failures and delays associated with the introduction of new products, our business could suffer serious harm.
      Significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environ-

ments. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, product liability claims and increased service and support costs and warranty claims.

We rely on relationships with third parties for marketing and distribution. If we experience difficulties in these relationships, our future revenues may be adversely affected.
      Our Scoring Solutions segment and Strategy Machine Solutions segment rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scoring Solutions segment relies on, among others, TransUnion, Equifax and Experian. Failure by our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition. In addition, distributors may compete with us either by developing competitive products themselves or by distributing competitive offerings. For example, credit reporting agencies may evaluate and seek to distribute or acquire alternative vendors’ prepaid products that compete with our products. Competition from distributors or other sales and marketing partners could significantly harm sales of our products.

The occurrence of certain negative events may cause fluctuations in our stock price.
      The market price of our common stock may be volatile and could be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses will not be affected by short-term fluctuations in revenue, short-term fluctuations in revenues may significantly impact operating results. Additional factors that will cause our stock price to fluctuate include the following:

•	variability in demand from our existing customers;

•	failure to meet the expectations of market analysts;

•	changes in recommendations by market analysts;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increase the likelihood of short-term fluctuation in revenues;

•	consumer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive conditions in the consumer credit, financial services and insurance industries;

•	fluctuations in domestic and international economic conditions;

•	our ability to complete large installations on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.
      In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the stock prices of many technology companies, and these fluctuations sometimes have been unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions may adversely affect the market price of our common stock.

Our products have long and variable sales cycles. If we do not accurately predict these cycles, we may not forecast our financial results accurately and our stock price could be adversely affected.
      We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. As a result of our sales cycle, license revenue and operating results may vary significantly from period to period. The sales cycle of license our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.

We typically have revenue transactions concentrated in the final weeks of a quarter which may prevent accurate forecasting of our financial results and cause our stock price to decline.
      Large portions of our software license agreements are consummated in the weeks immediately preceding quarter end. Before a quarter end agreements are consummated, however, we create and rely on forecasted revenues for planning, modeling and earnings guidance. Forecasts, however, are only estimates and actual results may vary for a particular quarter or longer periods of time. Consequently, significant discrepancies between actual and forecasted results could limit our ability to plan, budget or provide accurate guidance, which could adversely affect our stock price. Any publicly-stated revenue or earnings projections are subject to this risk.

The failure to recruit and retain additional qualified personnel could hinder our ability to successfully manage our business.
      Our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. Non-appreciation in the value of our stock may adversely affect our ability to use equity and equity based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

The failure to obtain certain forms of model construction data from our customers or others could harm our business.
      We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances provide us the data we require to analyze transactions, report results and build new models. If we fail to maintain sufficient sourcing relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers, we could lose access to required data and our products might become less effective. In addition, certain of our insurance solutions products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have asserted copyright interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

We will continue to rely upon proprietary technology rights, and if we are unable to protect them, our business could be harmed.
      Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. This protection of our proprietary technology is limited, and our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. There can be no assurance that our protection of our intellectual property rights in the United States or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition or results of operations.
      Some of our technologies were developed under research projects conducted under agreements with various U.S. government agencies or subcontractors. Although we have commercial rights to these technologies, the U.S. government typically retains ownership of intellectual property rights and licenses in the technologies developed by us under these contracts, and in some cases can terminate our rights in these technologies if we fail to commercialize them on a timely basis. Under these contracts with the U.S. government, the results of research may be made public by the government, limiting our competitive advantage with respect to future products based on our research.

If we are subject to infringement claims, it could harm our business.
      With recent developments in the law that permit patenting of business methods, we expect that products in the industry segments in which we compete, including software products, will increasingly be subject to claims of patent infringement as the number of products and competitors in our industry segments grow. We may need to defend claims that our products infringe patent, copyright or other rights, and as a result we may:

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

Security is important to our business. Breaches of security, or the perception that e-commerce is not secure, could harm our business.
      Our business requires the appropriate and secure utilization of consumer and other sensitive information. Internet-based, electronic commerce requires the secure transmission of confidential information over public networks and several of our products are accessed through the Internet, including our consumer services accessible through the www.myFICO.com website. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access our net sourced products, consumer services and proprietary database information.

Protection from system interruptions is important to our business. If we experience a sustained interruption of our telecommunication systems it could harm our business.
      Systems or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of customers or revenue. These interruptions can include fires, floods, earthquakes, power losses, equipment failures and other events beyond our control.
Risks Related to Our Industry

Our ability to increase our revenues will depend to some extent upon introducing new products and services. If the marketplace does not accept these new products and services, our revenues may decline.
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

If our competitors introduce new products and pricing strategies, it could decrease our product sales and market share, or could pressure us to reduce our product prices in a manner that reduces our margins.
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
      Our competitors may be able to sell products competitive to ours at lower prices individually or as part of integrated suites of several related products. This ability may cause our customers to purchase products from our competitors that directly compete with our products. Price reductions by our competitors could negatively impact our margins, and could also harm our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms.

Government regulations that apply to us or to our customers may expose us to liability, affect our ability to compete in certain markets, limit the profitability of or demand for our products, or render our products obsolete. If these regulations are applied or are further developed in ways adverse to us, it could adversely affect our business and results of operations.
      Legislation and governmental regulation affects how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer consumer initiatives are affected by regulation, including the following significant regulatory areas:

•	federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations under FACTA, presently under consideration;

•	regulations designed to combat identity theft and loss of data, such as FACTA and other regulations modeled after the current California Security Breach Notification Act, that require consumer notification of security breach incidents and additional federal and state legislative enactments in this area;

•	regulations designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act (“ECOA”);

•	privacy laws, including but not limited to the provisions of the Financial Services Modernization Act of 1999 (“FSMA”), the Gramm Leach Bliley Act (“GLBA”), and the Health Insurance Portability and Accountability Act of 1996 (“HIPPA”) and similar state privacy laws;

•	regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

•	insurance regulations related to our insurance products;

•	a broad array of consumer protection laws, for example federal and state statutes governing the use of the Internet and telemarketing;

•	regulations of foreign jurisdictions on our international operations, including the European Union’s Privacy Directive; and

•	Sarbanes-Oxley Act (“SOX”) regulations to verify internal process controls and require material event awareness and notification.
      In making credit evaluations of consumers, performing fraud screening or user authentication, our customers are subject to requirements of federal law, including FCRA, FACTA and ECOA, and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation such as GLBA and FSMA, or consumer data security standards, may also affect the nature and extent of the products or services that we can provide to customers as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. For example, the FACTA amendments to FCRA will result in new regulation. These regulations or the interpretation of these amendments could affect the demand for or profitability of some of our products, including scoring and consumer products. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, legislative reforms of workers’ compensation laws that aim to simplify this area of regulation and curb abuses could diminish the need for, and the benefits provided by, certain of our insurance solutions products and services.

Our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries. If any of our clients’ industries experience a downturn, it could harm our business, financial condition or results of operations.
      During fiscal 2005, 75% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our business, financial condition or results of operations. While the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have merged and consolidated in recent years, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. There can be no assurance that we will be able effectively to promote future revenue growth in our businesses.
Risk Related to External Conditions

If any of a number of material adverse developments occur in general economic conditions and world events, it could affect demand for our products and services and harm our business.
      During the economic slowdown in the United States and in Europe in recent years, companies in many industries delayed or reduced technology purchases, and we experienced softened demand for our decisioning solutions and other products and services. If the current improvement in economic conditions in the U.S. and Europe slows or reverses or if there is an escalation in regional or continued global conflicts or terrorism, we may experience reductions in capital expenditures by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business and results of operations.

In operations outside the United States, we are subject to unique risks that may harm our business, financial condition or results of operations.
      A growing portion of our revenues is derived from international sales. During fiscal 2005, 25% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•	the general economic and political conditions in countries where we sell our products and services;

•	difficulty in staffing and efficiently managing our operations in multiple geographic locations and in various countries;

•	the effects of a variety of foreign laws and regulations, including restrictions on access to personal information;

•	import and export licensing requirements;

•	longer payment cycles;

•	reduced protection for intellectual property rights;

•	currency fluctuations;

•	changes in tariffs and other trade barriers; and

•	difficulties and delays in translating products and related documentation into foreign languages.

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

Our anti-takeover defenses could make it difficult for another company to acquire control of Fair Isaac, thereby limiting the demand for our securities by certain types of purchasers or the price investors are willing to pay for our stock.
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
      In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123(R), which will require us to measure all share-based payment awards, including stock options, using a fair-value method and record such expense. This change will first be reflected in the presentation of our consolidated financial statements for the first quarter of fiscal 2006. The adoption of this standard will have a significant negative impact on our consolidated net income and net income per share and may inhibit our use of stock option-based compensation in the future. There is uncertainty as to the ability of other forms of compensation to attract and retain employees, as well as the financial and other consequences of such forms of compensation.

If we experience changes in tax laws or adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.
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

Interest Rate Risk
      We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2005 and 2004:

	September 30, 2005			September 30, 2004

	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield

	(In thousands)
Cash and cash equivalents	$76,257	$76,254	3.51%	$89,415	$89,409	1.65%
Short-term investments	146,543	146,088	3.26%	165,668	165,235	1.57%
Long-term investments	53,002	52,503	3.73%	59,948	59,693	2.34%

	$275,802	$274,845	3.42%	$315,031	$314,337	1.74%

      We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, including the New Notes issued in the exchange offer completed on March 31, 2005, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2005 and 2004:

	September 30, 2005			September 30, 2004

		Carrying			Carrying
	Principal	Amount	Fair Value	Principal	Amount	Fair Value

(In thousands)
Senior Notes	$400,000	$400,000	$446,497	$400,000	$400,000	$397,500
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

      The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2005:

	Contract
	Amount

	Foreign		Fair Value
	Currency	US$	US$

	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP 4,500	$7,916	$—
EURO (EUR)	EUR 1,250	1,503	—
Japanese Yen (YEN)	YEN 100,000	885	—

		$10,304	$—

      All forward foreign currency contracts were entered into on September 30, 2005, therefore, the fair value was $0 on that date.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fair Isaac Corporation
Minneapolis, Minnesota
      We have audited the accompanying consolidated balance sheet of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended September 30, 2004 and 2003 were audited by other auditors whose report, dated November 10, 2004 (except as to the fifth paragraph of Note 1, which is as of February 24, 2005), on those statements included an explanatory paragraph that described (1) the adoption of Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, discussed in the fifth paragraph of Note 1 to the consolidated financial statements, and (2) the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, discussed in Note 1 to the consolidated financial statements, expressed an unqualified opinion on those statements.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such fiscal 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fair Isaac Corporation:
      We have audited the accompanying consolidated balance sheet of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fair Isaac Corporation and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, the Company adopted the Emerging Issues Task Force consensus with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, during fiscal 2005 and accordingly, the Company has restated diluted earnings per share for the years ended September 30, 2004 and 2003. As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill effective October 1, 2002.

/s/ KPMG LLP
San Diego, California
November 10, 2004, except as to the fifth
paragraph of Note 1, which is as of
February 24, 2005

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$82,880	$134,070
Marketable securities available for sale, current portion	146,088	165,235
Receivables, net	156,375	140,845
Prepaid expenses and other current assets	20,249	15,029
Deferred income taxes, current portion	7,088	10,922

Total current assets	412,680	466,101
Marketable securities available for sale, less current portion	56,926	63,446
Other investments	2,161	1,561
Property and equipment, net	48,436	53,288
Goodwill	688,683	689,345
Intangible assets, net	114,623	135,797
Deferred income taxes, less current portion	19,902	21,028
Other assets	7,650	14,213

	$1,351,061	$1,444,779

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,579	$13,055
Accrued compensation and employee benefits	31,373	33,670
Other accrued liabilities	39,368	32,541
Deferred revenue	55,837	41,050

Total current liabilities	138,157	120,316
Senior convertible notes	400,000	400,000
Other liabilities	7,810	7,992

Total liabilities	545,967	528,308

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 63,836 and 69,579 shares outstanding at September 30, 2005 and 2004, respectively)	638	697
Paid-in-capital	1,037,524	1,054,437
Treasury stock, at cost (25,021 and 19,278 shares at September 30, 2005 and 2004, respectively)	(775,746)	(551,977)
Unearned compensation	(1,284)	(1,814)
Retained earnings	546,450	417,218
Accumulated other comprehensive loss	(2,488)	(2,090)

Total stockholders’ equity	805,094	916,471

	$1,351,061	$1,444,779

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended September 30,

	2005	2004	2003

Revenues	$798,671	$706,206	$629,295

Operating expenses:
Cost of revenues (1)	275,065	252,587	246,592
Research and development	81,295	71,088	67,574
Selling, general and administrative (1)	223,400	182,374	124,641
Amortization of intangible assets (1)	25,900	19,064	13,793
Restructuring and acquisition-related	—	1,227	2,501

Total operating expenses	605,660	526,340	455,101

Operating income	193,011	179,866	174,194
Interest income	8,402	9,998	7,548
Interest expense	(8,347)	(16,942)	(10,605)
Loss on redemption of convertible subordinated notes	—	(11,137)	—
Other income, net	1,022	7,030	1,003

Income before income taxes	194,088	168,815	172,140
Provision for income taxes	59,540	66,027	64,983

Net income	$134,548	$102,788	$107,157

Earnings per share:
Basic	$2.02	$1.47	$1.48

Diluted	$1.86	$1.31	$1.40

Shares used in computing earnings per share:
Basic	66,556	69,933	72,185

Diluted	73,584	82,132	77,370

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to consolidated financial statements.
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended September 30, 2005, 2004 and 2003
(In thousands)

							Accumulated
	Common Stock						Other
							Comprehensive	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	Income

Balance at September 30, 2002	75,998	$761	$926,915	$(163,038)	$(7,128)	$216,041	$(79)	$973,472
Exercise of stock options	3,948	39	69,128	—	—	—	—	69,167
Tax benefit from exercised stock options	—	—	25,296	—	—	—	—	25,296
Amortization of unearned compensation	—	—	—	—	2,992	—	—	2,992
Forfeitures of stock options exchanged in HNC acquisition	—	—	(426)	—	426	—	—	—
Repurchases of common stock	(10,407)	(104)	35	(331,569)	—	—	—	(331,638)
Issuance of ESPP and ESOP shares from treasury	329	3	(1,334)	8,130	—	—	—	6,799
Dividends paid	—	—	—	—	—	(3,857)	—	(3,857)
Net income	—	—	—	—	—	107,157	—	107,157	$107,157
Unrealized losses on investments, net of tax of $178	—	—	—	—	—	—	(191)	(191)	(191)
Cumulative translation adjustments, net of tax of $102	—	—	—	—	—	—	345	345	345

Balance at September 30, 2003	69,868	699	1,019,614	(486,477)	(3,710)	319,341	75	849,542	$107,311

Exercise of stock options	2,472	25	17,799	28,275	—	—	—	46,099
Tax benefit from exercised stock options	—	—	15,927	—	—	—	—	15,927
Amortization of unearned compensation	—	—	—	—	1,569	—	—	1,569
Options exchanged in London Bridge acquisition	—	—	1,320	—	—	—	—	1,320
Forfeitures of restricted stock and stock options	(12)	—	(65)	(262)	327	—	—	—
Repurchases of common stock	(3,011)	(30)	(1)	(101,094)	—	—	—	(101,125)
Issuance of ESPP shares from treasury	268	3	(157)	7,581	—	—	—	7,427
Dividends paid	—	—	—	—	—	(4,669)	—	(4,669)
Cash paid in lieu of fractional shares in effecting stock split	(6)	—	—	—	—	(242)	—	(242)
Net income	—	—	—	—	—	102,788	—	102,788	$102,788
Unrealized losses on investments, net of tax of $568	—	—	—	—	—	—	(932)	(932)	(932)
Cumulative translation adjustments net of tax of $1,120	—	—	—	—	—	—	(1,233)	(1,233)	(1,233)

Balance at September 30, 2004	69,579	697	1,054,437	(551,977)	(1,814)	417,218	(2,090)	916,471	$100,623

Exercise of stock options	3,299	33	(35,145)	98,300	—	—	—	63,188
Tax benefit from exercised stock options	—	—	12,711	—	—	—	—	12,711
Amortization of unearned compensation	—	—	—	—	2,927	—	—	2,927
Options exchanged in Braun acquisition	—	—	2,417	—	(394)	—	—	2,023
Forfeitures of restricted stock and stock options	(13)	—	35	(291)	256	—	—	—
Release of common stock from escrow	(102)	(1)	—	(2,201)	—	—	—	(2,202)
Repurchases of common stock	(9,225)	(94)	—	(328,443)	—	—	—	(328,537)
Issuance of ESPP shares from treasury	298	3	(190)	8,866	—	—	—	8,679
Senior convertible notes exchange offer premium	—	—	1,000	—	—	—	—	1,000
Dividends paid	—	—	—	—	—	(5,316)	—	(5,316)
Stock-based unearned compensation	—	—	2,259	—	(2,259)	—	—	—
Net income	—	—	—	—	—	134,548	—	134,548	$134,548
Unrealized losses on investments, net of tax of $97	—	—	—	—	—	—	(172)	(172)	(172)
Cumulative translation adjustments, net of tax of $134	—	—	—	—	—	—	(226)	(226)	(226)

Balance at September 30, 2005	63,836	$638	$1,037,524	$(775,746)	$(1,284)	$546,450	$(2,488)	$805,094	$134,150

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,

	2005	2004	2003

Cash flows from operating activities:
Net income	$134,548	$102,788	$107,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,517	46,881	44,935
Loss on redemption of convertible subordinated notes	—	11,137	—
Amortization of discount on convertible subordinated notes	—	1,437	1,442
Share of equity in loss (earnings) of investments	—	19	(19)
Gain on sales of marketable securities	—	(7,590)	(703)
Amortization of unearned compensation	2,927	1,569	2,992
Deferred income taxes	13,279	11,911	2,442
Tax benefit from exercised stock options	12,711	15,927	25,296
Net amortization (accretion) of premium (discount) on marketable securities	420	(932)	4,248
Provision for doubtful accounts	3,691	1,367	4,800
Net loss (gain) on sales of property and equipment	71	185	(29)
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(7,527)	11,294	(14,104)
Prepaid expenses and other assets	(2,485)	5,320	2,149
Accounts payable	(1,773)	(5,305)	5,238
Accrued compensation and employee benefits	(2,395)	4,079	(5,361)
Other liabilities	(8,665)	(5,254)	(13,397)
Deferred revenue	17,763	4,316	7,488

Net cash provided by operating activities	214,082	199,149	174,574

Cash flows from investing activities:
Purchases of property and equipment	(16,414)	(23,204)	(18,312)
Cash proceeds from sale of product line	—	—	3,562
Collections of notes receivable from sale of product lines	750	2,700	—
Cash paid for acquisitions, net of cash acquired	(41,312)	(284,731)	(48,620)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	22,672	—	—
Purchases of marketable securities	(241,273)	(738,241)	(642,292)
Proceeds from sales of marketable securities	118,472	883,852	364,804
Proceeds from maturities of marketable securities	154,804	167,508	97,814
Investment in cost-method investee	(600)	(466)	(500)

Net cash (used in) provided by investing activities	(2,901)	7,418	(243,544)

Cash flows from financing activities:
Payments for redemption of convertible subordinated notes	—	(153,938)	—
Proceeds from issuance of senior convertible notes	—	—	400,000
Debt issuance costs — senior convertible notes	—	—	(8,477)
Proceeds from issuances of common stock under employee stock option and purchase plans	71,867	53,526	75,966
Dividends paid	(5,316)	(4,669)	(3,857)
Repurchases of common stock	(328,537)	(101,125)	(331,638)
Cash paid in lieu of fractional shares in effecting stock split	—	(242)	—

Net cash (used in) provided by financing activities	(261,986)	(206,448)	131,994

Effect of exchange rate changes on cash	(385)	568	—

(Decrease) increase in cash and cash equivalents	(51,190)	687	63,024
Cash and cash equivalents, beginning of year	134,070	133,383	70,359

Cash and cash equivalents, end of year	$82,880	$134,070	$133,383

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $2,951, $4,351 and $1,505 during the years ended September 30, 2005, 2004 and 2003, respectively	$23,932	$41,323	$27,889
Cash paid for interest	$6,000	$14,178	$7,875
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2005, 2004 and 2003

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

Principles of Consolidation and Basis of Presentation
      The consolidated financial statements include the accounts of Fair Isaac and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs and deferred tax assets; the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

Adoption of New Accounting Pronouncement
      We adopted the Emerging Issues Task Force (“EITF”) consensus with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, during fiscal 2005. This consensus requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are met. As required by the consensus, we have restated our diluted earnings per share calculations for fiscal 2004 and 2003 to include the shares of our common stock issuable upon conversion of our Senior Convertible Notes (“Senior Notes”) using the “if converted” method. See further discussion regarding our adoption of this consensus in Note 13.

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash in banks and investments with an original maturity of 90 days or less at time of purchase.

Fair Value of Financial Instruments
      The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, and other current assets, accounts payable, accrued compensation and employee benefits, and other accrued liabilities, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents, marketable security investments are disclosed in Note 4. The fair

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
values of our cost-method investments approximate their recorded values. The fair value of our senior convertible notes is disclosed in Note 9.

Investments
      Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. While it is our intent to hold debt securities to maturity, our investments in U.S. government obligations and marketable equity and debt securities that have readily determinable fair values are classified as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Therefore, such securities are carried at fair value with unrealized gains or losses related to these securities included in comprehensive income (loss). Realized gains and losses are included in other income (expense), net. The cost of investments sold is based on the specific identification method. Losses resulting from other than temporary declines in fair value are charged to operations. Investments with remaining maturities over one year are classified as long-term investments.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are recorded in operations. Depreciation and amortization on property and equipment totaled $24.3 million, $26.1 million and $30.9 million during fiscal 2005, 2004 and 2003, respectively.

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
      We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Amortization expense related to internal-use software was $3.0 million, $2.8 million and $2.8 million in fiscal 2005, 2004 and 2003, respectively.

Capitalized Software Development Costs
      All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent direct costs such as coding, debugging and testing are capitalized. Capitalized software development costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Capitalized software development costs were $0 and $1.3 million, net of accumulated amortization of $3.4 million and $2.1 million, as of September 30, 2005 and 2004, respectively, and are included in other long-term assets in the accompanying consolidated balance sheets. Amortization expense related to capitalized software development costs totaled $1.3 million, $1.7 million and $0.3 million during fiscal 2005, 2004 and 2003, respectively.
      At each balance sheet date, we compare a product’s unamortized capitalized cost to the product’s estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, reductions or write-offs of capitalized software development costs could result. No write-offs were recorded during fiscal 2005, 2004 or 2003.

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
Years Ended September 30, 2005, 2004 and 2003
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
      We amortize our intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, using the straight-line method or based on the forecasted cash flows associated with the assets over the following estimated useful lives:

Estimated Useful Life

Completed technology	5 to 6 years
Customer contracts and relationships	5 to 15 years
Trade names	4 to 5 years
Other	2 to 5 years

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
Years Ended September 30, 2005, 2004 and 2003
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
      As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended). If not, we apply the separation provisions of the Emerging Issues Task Force (“EITF”) consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF Issue No. 00-21 require us to unbundle

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. Sometimes this results in recognizing the entire arrangement fee when delivery of the last element in a multiple element arrangement occurs. For example, if the last undelivered element is a service, we recognize revenue for the entire arrangement fee as the service is performed, or if no pattern of performance is discernable, we recognize revenue on a straight-line basis over the term of the arrangement.
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

Earnings per Share
      Diluted earnings per share are based on the weighted-average number of common shares outstanding and potential common shares. Potential common shares result from the assumed exercise of outstanding stock options or other potentially dilutive equity instruments, including our outstanding senior convertible notes, when they are dilutive under the treasury stock method or the if-converted method. Basic earnings per share are computed on the basis of the weighted-average number of common shares outstanding.

Comprehensive Income
      Comprehensive income is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income, foreign currency translation adjustments and unrealized gains and losses, net of tax, on our investments in marketable securities.

Foreign Currency
      We have determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in their local foreign currencies are translated into U.S. dollars at the exchange

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
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
      The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2005:

	Contract Amount

	Foreign		Fair Value
	Currency	US$	US$

	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP 4,500	$7,916	$—
EURO (EUR)	EUR 1,250	1,503	—
Japanese Yen (YEN)	YEN 100,000	885	—

		$10,304	$—

      All forward foreign currency contracts were entered into on September 30, 2005, therefore, the fair value was $0 on that date.
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

Stock-Based Compensation
      We have stock-based employee compensation plans, which are described more fully in Notes 15 and 16. We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income and earnings per share as if a fair value method had been applied. Therefore, compensation cost for fixed employee stock awards is measured as the excess, if any, of the quoted market price of our common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation cost for variable employee stock awards is measured as the excess, if any, of the quoted market price of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation cost is amortized over the related service periods for each vesting date using a graded vesting schedule as required under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Compensation expense previously recorded for vested variable awards is reversed when the measurement of compensation cost decreases from prior measurements. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      In connection with our acquisition of Seurat Company (“Seurat”) (see Note 2) during fiscal 2004, awards for 212,250 shares, net of forfeitures, with a modified exercise price of $35.50 (original exercise price of $39.47) were granted to Seurat employees, which are subject to variable plan accounting. Total compensation cost of $1.4 million was recognized during fiscal 2005 as the quoted market price of our common stock at September 30, 2005 exceeded the $35.50 exercise price and is recorded in cost of revenues, research and development, and selling, general and administrative expense within the accompanying consolidated statements of income. No compensation cost was recognized during fiscal 2004 as the quoted market price of our common stock at September 30, 2004 did not exceed the $35.50 exercise price.
      During fiscal 2002, we granted approximately 234,000 shares of restricted stock, net of forfeitures, to various key employees, for which we recorded deferred compensation of $4.8 million, net of forfeitures, based upon the aggregate market value of the shares at the grant date. The shares of the restricted stock vest in 25% increments at each annual anniversary from the grant date. We are amortizing this deferred compensation on a straight-line basis over the total four-year vesting period. Amortization of deferred compensation related to these grants totaled $1.0 million, $1.1 million and $1.2 million during fiscal 2005, 2004 and 2003, respectively, and is recorded in cost of revenues, research and development, and selling, general and administrative expense within the accompanying consolidated statements of income.
      In connection with our acquisition of HNC Software Inc. (“HNC”) during fiscal 2002, we recorded $1.8 million to deferred compensation representing the intrinsic value of HNC’s unvested options to purchase Fair Isaac common stock assumed at the time of acquisition. The deferred compensation is being amortized on a straight-line basis over the vesting period of the options. Amortization of deferred compensation related to these options totaled $0.3 million and $0.8 million during fiscal 2004 and 2003, respectively, and is recorded in cost of revenues, research and development, and selling, general and administrative expense within the accompanying consolidated statements of income.
      During fiscal 2000, we granted 1,417,500 stock options to an officer, in which the quoted market price of our common stock at the grant date exceeded the stock options’ exercise price, and recorded associated deferred compensation of $4.0 million. The deferred compensation was being amortized on a straight-line basis over the four-year vesting period of the options, which ended during fiscal 2004. Amortization of deferred compensation related to these options totaled $0.2 million and $1.0 million during fiscal 2004 and 2003, respectively, and is recorded in selling, general and administrative expense in the accompanying consolidated statements of income.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for fiscal 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands, except per share data)
Net income, as reported	$134,548	$102,788	$107,157
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,815	954	1,863
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(28,131)	(23,826)	(19,976)

Pro forma net income	$108,232	$79,916	$89,044

Earnings per share, as reported:
Basic	$2.02	$1.47	$1.48

Diluted	$1.86	$1.31	$1.40

Pro forma earnings per share:
Basic	$1.63	$1.14	$1.23

Diluted	$1.51	$1.03	$1.17

      The weighted-average fair value of options granted during fiscal 2005, 2004 and 2003 was $13.61, $14.75 and $13.37, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions during fiscal 2005, 2004 and 2003:

	2005	2004	2003

Expected life (years)	4	4	4
Interest rate	3.4%	2.9%	2.6%
Volatility	50%	53%	55%
Dividend yield	0.2%	0.2%	0.2%
      The weighted-average fair value of employee purchase rights granted pursuant to the 1999 Employee Stock Purchase Plan during fiscal 2005, 2004 and 2003 was $8.63, $7.77 and $7.87, respectively. The fair value of those purchase rights at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions during fiscal 2005, 2004 and 2003:

	2005	2004	2003

Expected life (years)	0.5	0.5	0.5
Interest rate	2.9%	1.3%	1.1%
Volatility	31%	30%	37%
Dividend yield	0.2%	0.2%	0.2%
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived intangible assets were not impaired at September 30, 2005, 2004 or 2003. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising and Promotion Costs
      Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $5.3 million, $6.5 million and $3.8 million in fiscal 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expense in the accompanying consolidated statements of income.

Reclassification
      Certain amounts from prior periods have been reclassified to conform to the current period presentation. In connection with the preparation of this report, we concluded that it was appropriate to classify auction rate securities as marketable securities available for sale. Auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a dutch auction system. Previously, we classified such instruments as cash and cash equivalents. Accordingly, we have reclassified $25.8 million of auction rate securities that were outstanding at September 30, 2004 from cash and cash equivalents to marketable securities available for sale, current portion. We have also made a corresponding reclassification to the consolidated statements of cash flows for the years ended September 30, 2004 and 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. Accordingly, in the consolidated statements of cash flows for the years ended September 30, 2004 and 2003, we have included an additional $151.6 million and $155.5 million, respectively, in purchases of marketable securities, an additional $244.7 million and $65.9 million, respectively, in proceeds from sales of marketable securities and an additional a $2.8 million and $0, respectively, decrease in proceeds from maturities of marketable securities. This change in classification did not affect previously reported results of operations for any period.

New Accounting Pronouncement Not Yet Adopted
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to measure all share based-payment awards using a fair-value method and record such expense in our consolidated financial statements. Prior to SFAS 123(R), we only included certain pro forma expense disclosures for share-based awards in the notes to our consolidated financial statements. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expressed views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt the new accounting provisions of SFAS 123(R) for our first quarter of fiscal 2006. We have selected the Black-Scholes option-pricing model to determine the fair value of our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting period. SFAS 123(R) requires us to record compensation expense for all awards granted after adopting the standard, as well as recording compensation expense for the unvested portion of previously granted awards outstanding at the date of adoption. The adoption of this standard will have a significant impact on our consolidated net income and net income per share. However,

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
various uncertainties, including stock price volatility, forfeiture rates, employee stock option exercise behavior and related tax impacts, make it difficult to determine whether the stock-based compensation expense to be incurred in future periods will be similar to the pro forma expense disclosed above.

2.	Acquisitions

RulesPower, Inc.
      On September 23, 2005, we acquired certain assets of RulesPower, Inc. (“RulesPower”), a leading provider of analytics and decision management technology, in exchange for cash consideration of $6.5 million. The purpose of this acquisition was to acquire RulesPower’s high-performance business rules management systems. These systems utilize proprietary execution engines that help users manage large amounts of data by executing rules faster and more efficiently. We intend to integrate this technology into Blaze Advisor’s existing performance optimization capabilities, rules repository, developer tools, templates for business user rules management and other Fair Isaac products in which Blaze Advisor is embedded. We accounted for this transaction using the purchase method of accounting. Our allocation of the purchase price included $5.3 million for goodwill and $1.2 million for intangible assets, consisting of core technology. The acquired intangible assets have an estimated useful life of five years and are being amortized over this period using the straight-line method. The goodwill was allocated entirely to our Analytical Software Tools operating segment and will be deductible for tax purposes.

Braun Consulting, Inc.
      On November 10, 2004, we acquired all of the issued and outstanding stock of Braun Consulting, Inc. (“Braun”), a marketing strategy and technology consulting firm, in exchange for cash consideration of $37.1 million and contingent cash consideration of $3.3 million payable to a former Braun shareholder if certain revenue parameters are achieved during either the fiscal year ended September 30, 2005, the two fiscal years ended September 30, 2006, or the three fiscal years ended September 30, 2007. These revenue parameters were not achieved during fiscal 2005. The acquisition of Braun was consummated principally to complement our marketing solutions and services related to marketing strategy and customer management technologies, as well as to expand our capabilities in markets targeted for growth, including healthcare, retail and pharmaceuticals. Braun is included in the Professional Services operating segment. The results of operations of Braun have been included in our results prospectively from November 10, 2004.
      The total purchase price, excluding contingent consideration, is summarized as follows (in thousands):

Total cash consideration	$37,093
Acquisition-related costs	615
Fair value of options to purchase Fair Isaac common stock, less $0.4 million representing the portion of the intrinsic value of unvested options allocated to unearned compensation	2,023

Total purchase price	$39,731

      In connection with the acquisition, we issued 182,000 options to purchase Fair Isaac common stock in exchange for outstanding Braun options. The table above reflects the total fair value of these options based on application of the Black-Scholes option pricing model, less the portion of the intrinsic value related to unvested options, which was allocated to unearned compensation.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      Our allocation of the purchase price was as follows (in thousands):

Assets:
Cash, cash equivalents and marketable securities available for sale	$9,643
Receivables, net	7,196
Prepaid expenses and other current assets	645
Deferred income taxes, current portion	1,907
Property and equipment	3,405
Goodwill	9,374
Intangible assets:
Customer contracts and relationships	3,580
Deferred income taxes, less current portion	15,326
Other assets	56

Total assets	51,132

Liabilities:
Current liabilities	7,781
Non-current liabilities	3,620

Total liabilities	11,401

Net assets	$39,731

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
Years Ended September 30, 2005, 2004 and 2003
extend our ability to deliver analytics-driven strategies across the entire credit customer lifecycle. This acquisition was also made to enhance our presence and growth opportunities internationally.
      We accounted for this transaction using the purchase method of accounting. The results of operations of London Bridge have been included in our results prospectively from May 28, 2004.
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
      Our allocation of the purchase price was as follows (in thousands):

Assets:
Cash and cash equivalents	$28,858
Receivables	20,181
Prepaid expenses and other current assets	1,802
Property and equipment	4,522
Goodwill	216,135
Intangible assets:
Completed technology	33,780
Customer contracts and relationships	26,400
Other assets	3,621

Total assets	335,299

Liabilities:
Current liabilities	17,414
Deferred revenue	5,816
Non-current liabilities	1,859

Total liabilities	25,089

Net assets	$310,210

      The acquired intangible assets have a weighted average useful life of approximately 7.3 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, six years; and customer contracts and relationships, nine years. In addition, no value was recorded to in-process research and development. The goodwill was allocated to our Strategy Machine Solutions and Analytic Software Tools operating segments in the amounts of $181.5 million and $34.7 million, respectively. None of this goodwill is deductible for tax purposes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      During the quarter ended June 30, 2004, in connection with our acquisition of London Bridge, we entered into a forward foreign currency contract to sell £170.0 million for $300.1 million. This contract was entered into to offset exchange rate transaction gains or losses on British Pounds cash balances that were held by our wholly-owned acquiring subsidiary, whose functional currency is that of the U.S. Dollar, for the purpose of funding the London Bridge acquisition. We reduced the notional amount of the forward currency contract in connection with the payment of consideration to the selling shareholders, and settled the contract in the fourth quarter of fiscal 2004. During fiscal 2004, we recorded realized losses on this contract totaling $10.4 million, which is included in other income, net in the accompanying condensed consolidated statements of income. These losses were principally offset by foreign currency transaction gains of $9.0 million, which are also included in other income, net.

Seurat Company
      On October 1, 2003, we acquired substantially all of the assets of Seurat Company (“Seurat”) for cash consideration of $5.0 million. Seurat is a provider of solutions and services that help companies target, acquire and retain customers through creative marketing strategies. We accounted for this transaction using the purchase method of accounting. The results of operations of Seurat have been included in our results prospectively from October 1, 2003. Our allocation of the purchase price, including $0.1 million in acquisition costs, was as follows: (i) $3.6 million was allocated to net tangible assets, consisting principally of receivables and property and equipment, (ii) $1.4 million was allocated to intangible assets, consisting of acquired customer contracts and relationships, and (iii) $0.1 million was allocated to goodwill. The acquired intangible assets have an estimated useful life of five years and are being amortized over this period using the straight-line method. The goodwill was allocated entirely to our Strategy Machine Solutions operating segment, all of which is deductible for tax purposes.

Diversified HealthCare Services, Inc.
      On September 17, 2003, we acquired all of the outstanding stock of Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”), a provider of medical bill review products and services for the workers’ compensation insurance industry, in exchange for cash consideration of $34.3 million. This acquisition was consummated principally to expand our medical bill review customer base. We accounted for this transaction using the purchase method of accounting. The results of operations of Diversified HealthCare Services have been included in our results prospectively from September 17, 2003.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      Our allocation of the purchase price, including accrued acquisition costs of $0.2 million, is summarized as follows (in thousands):

Assets:
Cash and cash equivalents	$2,267
Receivables	2,833
Other current assets	194
Property and equipment	452
Goodwill	25,347
Intangible assets:
Completed technology	50
Customer contracts and relationships	8,560
Non-competition agreements	100
Other assets	90

Total assets	39,893

Liabilities:
Accounts payable and accrued expenses	5,219
Non-current liabilities	190

Total liabilities	5,409

Net assets	$34,484

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

NAREX Inc.
      On July 24, 2003, we acquired all of the outstanding stock of NAREX Inc. (“NAREX”), a provider of collections and recovery solutions to financial institutions, collections agencies and debt buyers, in exchange for cash consideration of $10.0 million. In connection with this acquisition, we placed $1.0 million of the consideration into escrow to secure us against potential future indemnification obligations of the selling shareholders, which we released in favor of the selling shareholders during fiscal 2004. This acquisition was consummated principally to expand our financial market product offerings into the areas noted above. We accounted for this transaction using the purchase method of accounting. The results of operations of NAREX have been included in our results prospectively from July 24, 2003.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
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

Spectrum Managed Care, Inc.
      On December 31, 2002, we acquired substantially all of the assets of the medical bill review business of Spectrum Managed Care, Inc. (“Spectrum”), a wholly owned subsidiary of Ward North America Holding, Inc., for cash consideration of $7.2 million. In connection with this acquisition, we placed $0.3 million of the consideration into escrow to secure potential future indemnification obligations of the seller, which we released in favor of the seller in fiscal 2004. This acquisition was consummated in order to expand our outsourced medical bill review service offering was accounted for using the purchase method of accounting. The results of operations of Spectrum have been included in our results prospectively from December 31, 2002.
      The total consideration paid, including accrued acquisition costs of $25,000, was allocated to the acquired assets as follows (in thousands):

Assets:
Property and equipment	$127
Customer contracts and relationships	4,908
Goodwill	2,140

$7,175

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      The acquired contracts and relationships have a weighted average estimated useful life of approximately 10 years and are being amortized over this term based on the forecasted cash flows associated with the assets. The goodwill was allocated entirely to our Strategy Machine Solutions operating segment, all of which is deductible for tax purposes.

Unaudited Pro Forma Results of Operations
      The following unaudited pro forma results of operations present the impact on our results of operations for fiscal 2005 and 2004 as if our Braun Consulting and RulesPower acquisition had occurred on October 1, 2004 and 2003, respectively.

	2005		2004

		Pro forma		Pro forma
		Combined		Combined
	Historical	(Unaudited)	Historical	(Unaudited)(a)

	(In thousands, except per share data)
Revenues	$798,671	$802,322	$706,206	$741,693
Net income	$134,548	$131,061	$102,788	$95,276
Basic earnings per share	$2.02	$1.97	$1.47	$1.36
Diluted earnings per share	$1.86	$1.82	$1.31	$1.22

3.	Sales of Product Line Assets
      In November 2004, we sold all of the issued and outstanding stock of London Bridge Phoenix Software, Inc. (“Phoenix”) to Harland Financial Solutions, Inc. (“Harland”). In connection with this disposition, we sold all of the Phoenix related assets, including all Phoenix bank processing solutions, the associated customer base, intellectual property rights and other related assets to Harland in exchange for cash consideration of $22.7 million and the assumption of substantially all Phoenix liabilities by Harland. Phoenix was an indirectly wholly-owned subsidiary that we acquired in connection with our acquisition of London Bridge in May 2004. As this disposition occurred shortly after the London Bridge acquisition and the fair value of Phoenix did not change significantly from the date of the London Bridge acquisition, no gain or loss was recorded in connection with this transaction. The excess of the consideration received over the book value of the net assets sold in this disposition, amounting to $15.1 million, was recorded as a decrease to goodwill in the Strategy Machines Solutions segment.
      In November 2002, we entered into an agreement with Bridium, Inc. (“Bridium”), pursuant to which we sold HNC’s former Connectivity Manager product line, associated customer base, intellectual property rights and other related assets in exchange for $3.0 million in cash and a $3.0 million secured promissory note from Bridium, as well as Bridium’s assumption of certain related product line liabilities. The promissory note received bears interest at the rate of 7.0% per annum and is due and payable in twelve quarterly installments, which commenced in April 2003 and end in April 2006. The promissory note is secured by the assets sold to Bridium and is also guaranteed by Bridium’s parent company. We discounted this note by $0.4 million to reflect estimated market interest rates and are amortizing this discount over the term of the note using the effective interest method.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      As the dispositions of former HNC assets (Bridium and OSI) occurred shortly after the HNC acquisition and their fair value did not change significantly from the date of the HNC acquisition, no gain or loss was recorded in connection with these transactions. The difference between the book value of net assets sold and consideration received in each transaction was recorded as an adjustment to goodwill.

4.	Cash, Cash Equivalents and Marketable Securities Available for Sale
      The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2005 and 2004:

	2005				2004

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(In thousands)
Cash and Cash Equivalents:
Cash	$6,626	$—	$—	$6,626	$44,661	$—	$—	$44,661
Money market funds	23,715	—	—	23,715	47,906	—	—	47,906
Commercial paper	26,927	—	(6)	26,921	20,867	—	(4)	20,863
Repurchase agreements	10,183	—	—	10,183	12,500	—	—	12,500
U.S. government obligations	15,433	2	—	15,435	8,142	—	(2)	8,140

	$82,884	$2	$(6)	$82,880	$134,076	$—	$(6)	$134,070

Short-term Marketable Securities:
U.S. government obligations	$93,945	$—	$(389)	$93,556	$95,670	$—	$(325)	$95,345
U.S. corporate debt	9,548	—	(66)	9,482	40,048	—	(108)	39,940
Other debt securities	43,050	—	—	43,050	29,950	—	—	29,950

	$146,543	$—	$(455)	$146,088	$165,668	$—	$(433)	$165,235

Long-term Marketable Securities:
U.S. government obligations	$34,876	$—	$(288)	$34,588	$42,132	$—	$(189)	$41,943
U.S. corporate debt	18,126	—	(211)	17,915	17,816	1	(67)	17,750
Marketable equity securities	4,463	—	(40)	4,423	4,169	—	(416)	3,753

	$57,465	$	$(539)	$56,926	$64,117	$1	$(672)	$63,446

      Short-term marketable securities mature at various dates over the course of the next twelve months. Our long-term U.S. government obligations and U.S. corporate debt investments mature at various dates over the next one to three years. During fiscal 2005, 2004 and 2003, we recognized gross realized gains on the sale of investments totaling $0 million, $7.6 million and $0.7 million, respectively, which are included in other income, net in the accompanying consolidated statements of income.
      The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 and 2004:

	2005

	Less than 12 Months		12 months or Greater		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Description of Securities
Commercial paper	$26,921	$(6)	$—	$—	$26,921	$(6)
U.S. government obligations	85,842	(339)	41,302	(338)	127,144	(677)
U.S. corporate debt	17,803	(146)	9,594	(131)	27,397	(277)

	$130,566	$(491)	$50,896	$(469)	$181,462	$(960)

	2004

	Less than 12 Months		12 months or Greater		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Description of Securities
Commercial paper	$20,863	$(4)	$—	$—	$20,863	$(4)
U.S. government obligations	144,927	(516)	—	—	144,927	(516)
U.S. corporate debt	42,786	(173)	6,903	(2)	49,689	(175)

	$208,576	$(693)	$6,903	$(2)	$215,479	$(695)

      The unrealized losses from our fixed income securities at September 30, 2005 are primarily attributable to changes in interest rates. Because we have the ability to hold these fixed income securities until a recovery of fair value, which may be maturity, we do not consider these securities to be other-than temporarily impaired at September 30, 2005.

5.	Receivables
      Receivables at September 30, 2005 and 2004 consisted of the following:

	2005	2004

	(In thousands)
Billed	$122,314	$123,127
Unbilled	41,283	32,305

	163,597	155,432
Less allowance for doubtful accounts	(7,222)	(14,587)

Receivables, net	$156,375	$140,845

      Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During fiscal 2005, 2004 and 2003, we increased our allowance for the provision for doubtful accounts by $3.7 million, $1.4 million and $4.8 million, respectively, recorded an allowance for doubtful accounts on acquired receivables of $0.5 million, $8.9 million

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
and $0, respectively, wrote off (net of recoveries) $5.7 million, $0.3 million and $5.5 million, respectively. In addition, we recorded a $5.9 million decrease in the allowance in fiscal 2005 from the completion of the purchase price allocation for the London Bridge acquisition, the disposition of Phoenix and currency translation.

6.	Other Investments
      As a result of our acquisition of HNC, we obtained investments accounted for using the cost method including an approximate 6.0% ownership interest in OSI, a developer of client/server core data processing solutions for community banks and credit unions. In November 2003, OSI completed an initial public offering of its common stock, at which time we began accounting for it as a marketable equity security. In May 2004, we sold our investment in OSI for net proceeds of $14.1 million, which included a realized gain of $6.6 million ($4.0 million net of tax) that was included in other income, net, within the accompanying consolidated statement of income for fiscal 2004.

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
      As prescribed by SFAS No. 142, we have determined that our reporting units are the same as our reportable segments (see Note 17). We selected the fourth quarter to perform our annual goodwill impairment test, and determined that goodwill was not impaired as of July 1, 2005 and 2004.
      Intangible assets that are subject to amortization under SFAS No. 142 consist of the following:

	September 30,	September 30,
	2005	2004

	(In thousands)
Completed technology	$80,000	$79,510
Customer contracts and relationships	85,038	81,838
Trade names	8,600	9,090
Other	100	974
Foreign currency translation adjustments	(188)	(629)

	173,550	170,783
Less accumulated amortization	(58,927)	(34,986)

	$114,623	$135,797

      Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income, consisted of the following during fiscal 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Cost of revenues	$14,815	$10,986	$8,523
Selling, general and administrative expenses	11,085	8,078	5,270

	$25,900	$19,064	$13,793

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.
      Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2005 was as follows (in thousands):

Fiscal Year

2006	$25,077
2007	23,361
2008	14,652
2009	13,595
2010	11,126
Thereafter	26,812

$114,623

      The following table summarizes changes to goodwill during fiscal 2005 and 2004, both in total and as allocated to our operating segments.

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total

	(In thousands)
Balance at September 30, 2003	$357,718	$86,015	$3,077	$11,032	$457,842
Goodwill acquired in acquisitions (see Note 2)	185,285	—	—	35,383	220,668
Purchase accounting adjustments	10,889	2,239	—	288	13,416
Foreign currency translation adjustments	(2,168)	—	—	(413)	(2,581)

Balance at September 30, 2004	551,724	88,254	3,077	46,290	689,345
Goodwill acquired in acquisitions (see Note 2)	—	—	9,374	5,284	14,658
Purchase accounting adjustments	555	—	—	(709)	(154)
Disposition of London Bridge Phoenix Software, Inc (see Note 3)	(15,149)	—	—	—	(15,149)
Foreign currency translation adjustments	(14)	—	—	(3)	(17)

Balance at September 30, 2005	$537,116	$88,254	$12,451	$50,862	$688,683

      During fiscal 2005, we adjusted our preliminary allocation of the London Bridge and Diversified HealthCare Services purchase prices. The London Bridge adjustment was primarily attributable to an $8.0 million adjustment made to increase accounts receivable to its net realizable value, which was partially offset by a $2.6 million reduction in deferred tax assets to reflect a revision of certain estimates made. The Diversified HealthCare Services adjustment resulted in a $4.1 million increase in goodwill due to additional payments made to the selling shareholders as the result of achievement of revenue targets.
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
Years Ended September 30, 2005, 2004 and 2003
plan to exit certain office space acquired in connection with our acquisition, which resulted in a $1.7 million lease exit accrual and increase to goodwill. The remaining adjustments reflect a net increase in assumed liabilities from the NAREX and Diversified HealthCare Services acquisitions, which resulted in a $0.6 million net increase to goodwill.

8.	Composition of Certain Financial Statement Captions

	September 30,

	2005	2004

	(In thousands)
Property and equipment:
Data processing equipment and software	$99,237	$103,019
Office furniture, vehicles and equipment	28,030	27,305
Leasehold improvements	25,476	22,620
Less accumulated depreciation and amortization	(104,307)	(99,656)

	$48,436	$53,288

Other accrued liabilities:
Income taxes payable	$16,724	$6,517
Other	22,644	26,024

	$39,368	$32,541

9.	Convertible Notes

Senior Notes
      In August 2003, we issued $400.0 million of Senior Notes that mature on August 15, 2023. The Senior Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Notes. Holders may surrender their Senior Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock under certain circumstances; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain tender offer activities by us or any of our subsidiaries.
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
      On March 31, 2005, we completed an exchange offer for the Senior Notes, whereby holders of approximately 99.9% of the total principal amount of our Senior Notes exchanged their existing securities for new 1.5% Senior Convertible Notes, Series B (“New Notes”). The terms of the New Notes are similar to the terms of the Senior Notes described above, except that: (i) upon conversion, we will pay holders cash in an amount equal to the lesser of the principal amount of such notes and the conversion value of such notes, and to the extent such conversion value exceeds the principal amount of the notes, the remainder of the conversion obligation in cash or common shares or combination thereof; (ii) in the event of a change of control, we may be required in certain circumstances to pay a make-whole premium on the New Notes converted in connection with the change of control and (iii) if the conversion condition in the first clause (iii) in the third paragraph preceding this paragraph is triggered and the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, the holders converting New Notes shall receive cash with a value equal to 100% of the principal amount of New Notes on the conversion date. We incurred approximately $1.4 million of professional fees associated with the exchange offer, which were expensed as incurred in fiscal 2005.
      The fair value of the Senior Notes at September 30, 2005 and 2004, as determined based upon quoted market prices, was $446.5 million and $397.5 million, respectively.

Subordinated Notes
      In connection with our acquisition of HNC, we assumed $150.0 million of 5.25% Convertible Subordinated Notes (the “Subordinated Notes”) that were to mature on September 1, 2008. In July 2004, our Board of Directors approved the cash redemption of all of the outstanding Subordinated Notes at a redemption price equal to 102.625% of the $150.0 million principal amount of the Subordinated Notes, pursuant to the redemption criteria in the indenture. In September 2004, we redeemed all of the outstanding Subordinated Notes for $153.9 million, which resulted in the recognition of a loss on redemption of $11.1 million, representing the excess of the redemption cost over the carrying amount of the notes upon redemption. This

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
loss was included in other income, net, within the accompanying consolidated statement of income for fiscal 2004.

10.	Credit Agreement
      We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2006. Under the agreement, as amended, we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% (which was 5.28% at September 30, 2005) or at the financial institution’s Prime Rate (which was 6.75% at September 30, 2005), payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter into contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $25.0 million and other specified limits. As of September 30, 2005, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of September 30, 2005, this credit facility served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility.

11.	Restructuring and Acquisition-Related Expenses
      During fiscal 2004, in connection with our acquisition of London Bridge, we completed a plan to exit certain London Bridge office space and reduce London Bridge staff. Accordingly, we recorded a lease exit accrual of $3.2 million, representing future cash obligations under the leases, net of estimated sublease income, and we recorded an employee separation accrual of $1.2 million. These amounts were recorded to goodwill in connection with our preliminary allocation of the London Bridge purchase price.
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
      During fiscal 2005, in connection with our acquisition of Braun, we recorded a $4.5 million lease exit accrual and we also completed a plan to reduce Braun staff and accordingly recorded a $1.3 million employee separation accrual. These amounts were recorded to goodwill in connection with our allocation of the Braun purchase price. During fiscal 2005, we incurred an additional $1.2 million of lease exit costs related to our London Bridge acquisition. These amounts were recorded to goodwill in connection with our allocation of the Braun and London Bridge purchase prices.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      The following table summarizes our restructuring and acquisition-related accruals associated with the above actions. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities within the accompanying consolidated balance sheets.

	Accrual at			Accrual at
	September 30,	Cash		September 30,
	2002	Payments	Reversals	2003

	(In thousands)
Facilities charges	$3,076	$(868)	$—	$2,208
Employee separation	1,530	(1,484)	(41)	5

	4,606	$(2,352)	$(41)	2,213

Less: current portion	(2,398)			(875)

Non-current	$2,208			$1,338

	Accrual at				Accrual at
	September 30,	Goodwill	Expense	Cash	September 30,
	2003	Additions	Additions	Payments	2004

	(In thousands)
Facilities charges	$2,208	$4,885	$460	$(1,114)	$6,439
Employee separation	5	1,171	—	(5)	1,171

	2,213	$6,056	$460	$(1,119)	7,610

Less: current portion	(875)				(3,994)

Non-current	$1,338				$3,616

	Accrual at			Accrual at
	September 30,	Goodwill	Cash	September 30,
	2004	Additions	Payments	2005

	(In thousands)
Facilities charges	$6,439	$5,734	$(5,812)	$6,361
Employee separation	1,171	1,308	(2,479)	—

	7,610	$7,042	$(8,291)	6,361

Less: current portion	(3,994)			(3,721)

Non-current	$3,616			$2,640

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003

12.	Income Taxes
      The provision for income taxes was as follows during fiscal 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Current:
Federal	$40,213	$47,789	$53,320
State	5,771	6,034	9,189
Foreign	277	293	32

	46,261	54,116	62,541

Deferred:
Federal	13,396	8,328	1,835
State	(117)	3,583	607

	13,279	11,911	2,442

Total provision	$59,540	$66,027	$64,983

      The foreign provision is based on foreign pretax earnings (loss) of $(9.8) million, $(7.5) million and $0.1 million in fiscal 2005, 2004 and 2003, respectively.
      During fiscal 2005, 2004 and 2003, we realized certain tax benefits related to nonqualified and incentive stock options in the amounts of $12.7 million, $15.9 million and $25.3 million, respectively. The tax benefits from these stock option tax deductions were credited directly to paid-in-capital.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      Deferred tax assets and liabilities at September 30, 2005 and 2004 were as follows:

	2005	2004

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,394	$56,381
Research credit carryforwards	14,410	15,419
Capital loss carryforward	11,280	—
Investments	3,951	4,424
Accrued compensation	3,668	3,452
Deferred revenue	6,161	930
Accrued lease costs	3,877	1,402
Property and equipment	3,733	1,339
Other	9,150	9,380

	105,624	92,727
Less valuation allowance	(27,987)	(11,930)

	77,637	80,797

Deferred tax liabilities:
Intangible assets	(34,144)	(35,653)
Convertible notes	(12,576)	(6,828)
Property and equipment	—	(4,666)
Other	(3,927)	(1,700)

	(50,647)	(48,847)

Deferred tax assets, net	$26,990	$31,950

      Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax asset, net of the existing valuation allowance at September 30, 2005.
      The valuation allowance for deferred tax assets increased approximately $16.1 million in fiscal 2005. Approximately $11.3 million of this increase relates to a valuation allowance established for a U.S. capital loss carryforward which was principally generated as a result of the sale of London Bridge Phoenix Software and for which realization of a tax benefit is uncertain prior to the expiration of the carryforward period. The balance of the increase in the valuation allowance principally relates to an increase of deferred tax assets associated with foreign operations for which realization also remains uncertain.
      We acquired net operating loss and research credit carryforwards in connection with our acquisitions of Braun Consulting, London Bridge, and HNC in fiscal 2005, 2004 and 2002, respectively. As of September 30, 2005, we had available U.S. federal, state and foreign net operating loss carryforwards of approximately $106.2 million, $46.5 million and $33.4 million, respectively. We also have available U.S. federal and state research credit carryforwards of approximately $8.9 million and $8.5 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in fiscal 2010 through fiscal 2024, if not utilized. The state net operating loss carryforwards will begin to expire in fiscal 2006 through fiscal 2024, if not utilized. The U.S. federal research credit carryforwards will expire beginning in fiscal 2006 through 2022, if not utilized. Utilization of the U.S. federal and state net operating loss and research credit carryforwards are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
1986 (the “Code”), as amended, and similar state provisions. In addition, certain limitations apply to our ability to utilize the foreign net operating loss carryforwards.
      We are currently under examination by the IRS for tax returns filed for fiscal years 1998 through 2004 and by the California Franchise Tax Board for fiscal years 1998 through 2002. Although the final outcome of these examinations remains unknown, we have reserved for potential adjustments that may result from the examinations and believe that the final resolution will not have a material effect on our results of operations. We assess the adequacy of these reserves in each reporting period based on then-current information. Adjustments to the reserves are recognized in our income tax provision in the period in which such determination is made.
      The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Income tax provision at U.S. federal statutory rates	$67,931	$59,085	$60,249
State income taxes, net of U.S. federal benefit	2,964	6,251	6,367
Foreign taxes	(2,804)	783	(3)
Extraterritorial income exclusion	(11,505)	(2,388)	(1,351)
Research credits	(2,217)	(1,344)	(1,502)
Valuation allowance for foreign losses	3,253	2,132	—
Other	1,918	1,508	1,223

Recorded income tax provision	$59,540	$66,027	$64,983

      Our effective tax rate in fiscal 2005 was impacted by the recognition of $10.6 million of tax benefits from the implementation of tax planning strategies that related to prior years. These benefits were determined in conjunction with tax studies we performed with outside advisors that identified an additional $7.1 million of U.S. federal and $3.5 million of state tax credits and other deductions related to prior years’ tax return filings. The additional amounts relate to research credits, extraterritorial income exclusion, and state apportionment methodology. The tax benefits recognized reflect our estimate of the effect of amended tax returns filed for fiscal 1998 through 2004.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003

13.	Earnings Per Share
      The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands, except per share data)
Numerator for basic earnings per share — net income	$134,548	$102,788	$107,157
Interest expense on Senior Notes, net of tax	2,508	4,918	775

Numerator for diluted earnings per share	$137,056	$107,706	$107,932

Denominator — shares:
Basic weighted-average shares	66,556	69,933	72,185
Effect of dilutive securities	7,028	12,199	5,185

Diluted weighted-average shares	73,584	82,132	77,370

Earnings per share:
Basic	$2.02	$1.47	$1.48

Diluted	$1.86	$1.31	$1.40

      The computation of diluted EPS for fiscal 2005, 2004 and 2003 excludes options to purchase approximately 3,211,000, 3,051,000 and 1,307,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive. The computation of diluted EPS for fiscal 2004 and 2003 also excludes approximately 3,800,000 and 4,055,000 shares of common stock, respectively, issuable upon conversion of our Subordinated Notes, as the inclusion of such shares would have been antidilutive for these fiscal years. On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. This consensus requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are then met. The computation for diluted EPS for fiscal 2005, 2004 and 2003 includes approximately 4,529,000, 9,101,000 and 1,396,000 shares of common stock, respectively, issuable upon conversion of our Senior Notes. Effective with the completed exchange offer on March 31, 2005, the dilutive effect of the New Notes will be calculated using the treasury stock method.

14.	Stockholders’ Equity

Common Stock
      From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2005, 2004 and 2003, we expended $328.5 million, $101.1 million and $331.6 million, respectively, in connection with our repurchase of common stock under such programs. In August 2005, our Board of Directors approved a new common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $200.0 million. Through September 30, 2005, we had repurchased 693,400 shares of our common stock under this program for an aggregate cost of $28.6 million.
      On February 2, 2004, our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend with cash payment in lieu of fractional shares, paid on March 10, 2004 to shareholders

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
of record on February 18, 2004. The share and per share amounts within the accompanying consolidated financial statements and notes have been adjusted to reflect this stock split.
      On February 2, 2004, our shareholders ratified an amendment to our Restated Certificate of Incorporation to increase the total authorized shares of common stock from 100,000,000 to 200,000,000.
      We paid quarterly dividends on common stock of two cents per share, or eight cents per year, during each of fiscal 2005, 2004 and 2003.

Stockholder Rights Plan
      We maintain a stockholder rights plan pursuant to which one right to purchase preferred stock was distributed for each outstanding share of common stock held of record on August 21, 2001. Since this distribution, all newly issued shares of common stock have been accompanied by a preferred stock purchase right. In general, the rights will become exercisable and trade independently from the common stock if a person or group acquires or obtains the right to acquire 15 percent or more of the outstanding shares of common stock or commences a tender or exchange offer that would result in that person or group acquiring 15 percent or more of the outstanding shares of common stock, either event occurring without the consent of the Board of Directors. Each right represents a right to purchase Series A Participating Preferred Stock in an amount and at an exercise price that are subject to adjustment. The person or group who acquired 15 percent or more of the outstanding shares of common stock would not be entitled to make this purchase. The rights will expire in August 2011, or they may be redeemed by the Company at a price of $0.001 per right prior to that date.

15.	Employee Benefit Plans

Defined Contribution Plans
      We sponsor a Fair Isaac 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investments in Fair Isaac common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac 401(k) plan or have been frozen, totaled $6.8 million, $6.5 million and $6.2 million during fiscal 2005, 2004 and 2003, respectively.

Employee Stock Ownership Plan
      We maintain a Non-U.S. Employee Stock Ownership Plan (“Non-U.S. ESOP”) that covers eligible employees working in the United Kingdom and contributions into the Non-U.S. ESOP are determined annually by our Board of Directors. There were no contributions into this plan during fiscal 2005, 2004 and 2003.

Employee Incentive Plans
      We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $6.9 million, $5.2 million and $10.0 million during fiscal 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plans
      Under the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
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
      A total of approximately 298,000, 268,000 and 229,000 shares of our common stock with a weighted average purchase price of $29.12, $27.68, and $21.59 per share were issued under the Purchase Plan during fiscal 2005, 2004 and 2003, respectively. At September 30, 2005, 3,859,000 shares remained available for issuance.
      In connection with our acquisition of HNC, we agreed to assume HNC’s Employee Stock Purchase Plan (the “HNC Purchase Plan”) for the remaining semi-annual purchase period ending on January 31, 2003. In connection with the HNC Purchase Plan assumption, we may issue up to 1,189,500 shares of our common stock to eligible employee participants, which consisted of former HNC employees that participated in the HNC Purchase Plan prior to the acquisition. Our Board of Directors has authorized termination of the HNC Purchase Plan, and no further purchases were made under the HNC Purchase Plan after January 31, 2003. Until January 31, 2003, existing participants were eligible to contribute up to 10% of their base salary into this plan to purchase Fair Isaac stock at the lower of 85% of (i) the fair market value of HNC common stock at the beginning of the applicable offering period, adjusted to reflect the merger exchange ratio into Fair Isaac stock, and (ii) the fair market value of Fair Isaac common stock on January 31, 2003. A total of approximately 92,000 shares of Fair Isaac common stock with a purchase price of $18.12 per share were issued under the HNC Purchase Plan during fiscal 2003. None of our common stock was issued under the HNC Purchase Plan during fiscal 2005 or 2004.

16.	Stock Option Plans
      We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock and common stock to officers, key employees and non-employee directors. Under the 1992 Plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under this plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of this plan shall not exceed 5,062,500 shares. As of September 30, 2005, 684,700 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of September 30, 2005, 1,272,600 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. We also maintain individual stock option plans for certain of our executive officers and the chairman of the board. There are no shares available for future grants under these plans. Granted awards generally have a maximum term of ten years and vest over four years.
      We also assumed all outstanding stock options held by former employees and non-employee directors of HNC, who as of our acquisition date, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of September 30, 2005, 1,498,200 shares remained available for future grant under these option plans.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
      Option activity under our plans during fiscal 2005, 2004 and 2003 is summarized as follows:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		average		average		average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

	(In thousands, except per share data)
Outstanding at beginning of year	14,540	$25.99	13,876	$21.83	15,063	$18.62
Granted	4,147	32.81	5,375	34.23	3,835	30.31
Options exchanged in acquisitions	182	36.48	99	80.16	—	—
Exercised	(3,299)	19.15	(2,472)	18.65	(3,948)	17.52
Forfeited	(1,755)	31.39	(2,338)	30.34	(1,074)	22.92

Outstanding at end of year	13,815	29.14	14,540	25.99	13,876	21.83

Options exercisable at year end	5,979	24.86	6,056	20.10	5,025	16.75

      The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Outstanding	Price

	(In thousands)			(In thousands)
$ 4.69 to $23.25	2,849	4.08	$15.34	2,695	$15.07
$23.26 to $28.80	2,874	7.06	27.20	1,334	26.74
$28.83 to $32.01	3,387	8.32	31.20	498	29.65
$32.03 to $35.50	2,890	8.34	34.77	734	34.52
$35.57 or greater	1,815	7.07	41.03	718	44.89

	13,815	7.02	29.14	5,979	24.86

17.	Segment Information
      We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:

•	Strategy Machine Solutions. These are Enterprise Decision Management applications designed for specific processes such as marketing, account origination, customer account management, fraud and medical bill review. This segment also includes our myFICO solution for consumers.

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our scores to lenders directly.

•	Professional Services. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services and data management services.

•	Analytic Software Tools. This segment is composed of our business rules management, model development and strategy design software sold to businesses for their use in building their own Enterprise Decision Management applications.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
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
      The following tables summarize segment information for fiscal 2005, 2004 and 2003:

	2005

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total

	(In thousands)
Revenues	$453,734	$167,270	$129,636	$48,031	$798,671
Operating expenses	(391,766)	(67,030)	(111,867)	(34,997)	(605,660)

Segment operating income	$61,968	$100,240	$17,769	$13,034	193,011

Unallocated interest expense					(8,347)
Unallocated interest and other income, net					9,424

Income before income taxes					$194,088

Depreciation and amortization	$30,911	$11,213	$6,544	$2,849	$51,517

	2004

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total

	(In thousands)
Revenues	$427,647	$142,834	$96,715	$39,010	$706,206
Operating expenses	(341,940)	(66,384)	(87,863)	(28,926)	(525,113)

Segment operating income	$85,707	$76,450	$8,852	$10,084	181,093

Unallocated restructuring and acquisition-related expense					(1,227)

Operating income					179,866
Unallocated interest expense					(16,942)
Unallocated loss on redemption of convertible subordinated notes					(11,137)
Unallocated interest and other income, net					17,028

Income before income taxes					$168,815

Depreciation and amortization	$26,662	$11,053	$7,565	$1,601	$46,881

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003

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

      Our revenues and percentage of revenues by reportable market segments are as follows for fiscal 2005, 2004 and 2003, the majority of which are derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	2005		2004		2003

	(In thousands)
Strategy Machine Solutions	$453,734	57%	$427,647	61%	379,404	60%
Scoring Solutions	167,270	21%	142,834	20%	136,057	22%
Professional Services	129,636	16%	96,715	14%	83,660	13%
Analytic Software Tools	48,031	6%	39,010	5%	30,174	5%

	$798,671	100%	$706,206	100%	$629,295	100%

      Within our Strategy Machine Solutions segment, our marketing solutions accounted for 8%, 12% and 12% of total revenues in fiscal 2005, 2004 and 2003, respectively, and our customer management solutions accounted for 12%, 13% and 13% of total revenues in these periods, respectively. Additionally within this segment, our fraud solutions accounted for 11% of total revenues in fiscal 2005, 2004 and 2003, and our insurance and healthcare solutions accounted for 7% 10% and 11% of total revenues in these periods, respectively.
      Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2005, 2004 and 2003. No individual country outside of the United States accounted for 10% or more of revenue in any of these years.

	2005		2004		2003

			(In thousands)
United States	$597,159	75%	$553,710	78%	$495,650	79%
International	201,512	25%	152,496	22%	133,645	21%

	$798,671	100%	$706,206	100%	$629,295	100%

      One customer accounted for 10% of our total revenues during fiscal 2003, principally within our Scoring Solutions and Strategy Machine Solutions segments. During fiscal 2005 and 2004, no individual customer

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
contributed to 10% or more of our total revenues. At September 30, 2005 and 2004, no individual customer contributed to 10% or more of total consolidated receivables.
      Our property and equipment, net, on a geographical basis are summarized below at September 30, 2005 and 2004. At September 30, 2005 and 2004, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	2005		2004

	(In thousands)
United States	$42,498	88%	$47,422	89%
International	5,938	12%	5,866	11%

	$48,436	100%	$53,288	100%

18.	Commitments
      Minimum future commitments under non-cancelable operating leases were as follows at September 30, 2005:

Future Minimum
Fiscal Year	Lease Payments

(In thousands)
2006	$27,898
2007	25,673
2008	24,293
2009	21,671
2010	19,691
Thereafter	39,957

$159,183

      The above amounts have not been reduced by contractual sublease commitments totaling $2.3 million, $1.5 million, $0.8 million, $0.7 million, $0.8 million and $1.1 million in fiscal 2006 through 2010 and thereafter, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $28.4 million, $26.4 million and $20.9 million during fiscal 2005, 2004 and 2003, respectively.
      We are party to an employment agreement with our Chief Executive Officer (“CEO”) that stipulates, among other things, base salary level and annual opportunities for performance-based stock option grants and incentive bonus awards. In the event that we terminate our CEO’s employment without cause, as defined, we would be obligated to pay certain severance amounts to our CEO. This agreement also contains a change in control provision that could require us, or an entity acquiring us, to make cash payments to our CEO in certain instances. We are also a party to a management agreement with each of seventeen other executives providing for certain payments and other benefits in the event of a qualified change in control of Fair Isaac, coupled with a termination of the officer during the following year.

19.	Contingencies
      We are in disputes with certain customers regarding amounts owed in connection with the sale of several of our products and services. We also have had claims asserted by former employees relating to compensation and other employment matters. We are also involved in various other claims and legal actions arising in the

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
ordinary course of business. We believe that none of these aforementioned claims or actions will result in a material adverse impact to our consolidated results of operations, liquidity or financial condition. However, the amount or range of any potential liabilities associated with these claims and actions, if any, cannot be determined with certainty. Set forth below is additional detail concerning certain ongoing litigation.

Customer Claims
      We are party to two separate lawsuits involving two different customers who have asserted that our performance under professional services contracts with such customers have caused them to incur damages. One customer’s lawsuit is pending in the United States District Court for the Central District of California, and the other is pending as a counterclaim to a collection lawsuit that we commenced in the United States District Court for the Southern District of Texas. The customers in these matters have claimed damages in excess of $10 million. We believe that these claims are without merit and we intend to contest them vigorously. We also believe that the resolution of these claims will not result in a material adverse impact to our consolidated financial condition.

Putative Consumer Class Action Lawsuits
      We are a defendant in two separate putative consumer class action lawsuits, one of which is pending in the U.S. District Court for the Northern District of Georgia and the other of which is pending in the United States District Court for the Northern District of California. The plaintiffs in these lawsuits claim that the Company has sold credit score-related products in violation of the Credit Repair Organizations Act (“CROA”). Plaintiffs are seeking unspecified damages, attorneys’ fees and costs. The plaintiffs in both cases are seeking class action certification. We believe that the claims in these lawsuits are without merit and we have been contesting them vigorously. We also believe that the resolution of these claims will not result in a material adverse impact to our consolidated financial condition.

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

20.	Guarantees
      In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation (“FIN”) No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements and certain supplier agreements, including underwriter agreements, as well as standard indemnification agreements that we have executed with certain of our officers and directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003
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
      The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2005. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2004 (6)	2005	2005	2005

	(In thousands, except per share data)
Revenues	$195,546	$196,021	$203,807	$203,297
Cost of revenues	69,770	69,648	68,339	67,308

Gross profit	$125,776	$126,373	$135,468	$135,989

Net income	$27,861	$34,327	$36,612	$35,748

Earnings per share (4):
Basic	$0.41	$0.51	$0.55	$0.55

Diluted (1)	$0.36	$0.45	$0.53	$0.53

Shares used in computing earnings per share:
Basic	68,570	66,979	66,215	64,471

Diluted (1)	80,056	78,385	68,531	67,216

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2005, 2004 and 2003

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2003	2004	2004 (2)	2004 (2) (3)

	(In thousands, except per share data)
Revenues	$169,341	$173,246	$173,197	$190,422
Cost of revenues	59,535	63,283	61,361	68,408

Gross profit	$109,806	$109,963	$111,836	$122,014

Net income	$28,761	$30,843	$28,769	$14,415

Earnings per share (4):
Basic	$0.41	$0.44	$0.41	$0.21

Diluted (1) (5)	$0.36	$0.39	$0.37	$0.19

Shares used in computing earnings per share:
Basic	69,824	70,308	70,008	69,596

Diluted (1)	82,838	83,117	82,151	80,429

(1)	The computation of diluted earnings per share for the quarters ended March 31, 2005 and December 31, 2004 includes common stock issuable upon conversion of our Senior Notes along with a corresponding adjustment to net income to add back related interest expense. We completed an exchange offer on March 31, 2005 and the dilutive effect of the New Notes is calculated using the treasury stock method. The computation of diluted earnings per share for each of the quarters in fiscal 2004 have been restated to include the common stock issuable upon conversion of our Senior Notes, along with a corresponding adjustment to net income to add back related interest expense. See the further discussion regarding our Senior Notes in Note 9 to the consolidated financial statements

(2)	Results of operations for the quarter ended June 30, 2004 and thereafter include London Bridge’s results of operations since the acquisition date of May 28, 2004.

(3)	Results of operations for the quarter ended September 30, 2004 include: (i) an $11.1 million loss on redemption of our Subordinated Notes, and (ii) a $3.0 million charge recorded in connection with a legal settlement.

(4)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.

(5)	The computation of diluted earnings per share for the quarter ended March 31, 2004, includes 4,055,000 shares of common stock issuable upon conversion of our Subordinated Notes, along with a corresponding adjustment to net income to add back related interest expense, net of tax, of $1.6 million.

(6)	Results of operations for the quarter ended December 31, 2004 and thereafter include Braun’s results of operations since the acquisition date of November 10, 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Fair Isaac changed its independent registered public accounting firm in November 2004 from KPMG LLP (“KPMG”) to Deloitte & Touche LLP. Information regarding the change in the independent registered public accounting firm was reported in Fair Isaac’s Current Report on Form 8-K dated November 17, 2004. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.
      We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements into our Registration Statements on Form S-8 and Form S-3.

Item 9A.	Controls and Procedures
      An evaluation was carried out under the supervision and with the participation of Fair Isaac’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Fair Isaac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that Fair Isaac’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Fair Isaac in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
      No change in Fair Isaac’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Fair Isaac’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2005.
      Our management’s assessment of the design and effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of
Fair Isaac Corporation
Minneapolis, Minnesota
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fair Isaac Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of the Company and our report dated December 12, 2005 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 12, 2005

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The required information regarding our Directors is incorporated by reference from the information under the caption “Election of Directors — Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2006.
      The required information regarding our Executive Officers is contained in Part I of this Annual Report on Form 10-K.
      The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2006.
      Fair Isaac has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our web site located at www.fairisaac.com. Fair Isaac intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its web site. Fair Isaac also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the web site cited above. The required information regarding the Company’s corporate governance guidelines and committee charters is incorporated by reference from the information under the caption “Board Meetings, Committees, Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 6, 2006.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference from the information under the captions “Directors Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2006.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2006.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference from the information under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 6, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules
      All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3.	Exhibits:

Exhibit
Number	Description

3.1	By-laws of the Company (as of April 1, 2004). (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004)

3.2	Composite Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004)

4.1	Rights Agreement dated as of August 8, 2001 between the Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)

4.2	Form of Right Certificate. (Included in Exhibit 4.1.)

4.3	Indenture, dated as of August 6, 2003, between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)

4.4	Registration Rights Agreement, dated as of August 6, 2003, by and among the Company, Credit Suisse First Boston LLC, Goldman Sachs & Co. and Thomas Weisel LLC. (Incorporated by reference to Exhibit 4.7 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)

4.5	Form of 1.5% Senior Convertible Note due August 15, 2023. (included in Exhibit 4.3.) (Incorporated by reference to Exhibit 4.8 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)

4.6	Indenture, dated as of March 31, 2005, between Fair Isaac and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on April 5, 2005.)

10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-62492, filed June 7, 2001.)(1)

Exhibit
Number	Description

10.2	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)

10.3	Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.)(1)

10.4	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000 and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)

10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)

10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)

10.7	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.9	Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.10	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994. (Incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)(1)

10.11	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.12	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)

10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)

10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)

10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)

10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)

10.18	Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers. (Incorporated by reference to Exhibit 10.26 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)

Exhibit
Number	Description

10.19	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001. (Incorporated by reference to Exhibit 10.35 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)

10.20	Credit Agreement dated November 1, 2002, by and between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)

10.21	First Amendment to Credit Agreement entered into as of August 1, 2003 by and between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)

10.22	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)

10.23	The Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-32396, filed March 14, 2000.)(1)

10.24	The Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.)(1)

10.25	2002 Stock Bonus Plan of the Company. (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 Registration Statement, File No. 333-97695, filed August 6, 2002.)(1)

10.26	Stock Option Agreement with A. George Battle entered into as of February 5, 2 002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)

10.27	Nonstatutory Stock Option Agreement with Thomas Grudnowski entered into as of November 16, 2002. (Incorporated by reference to Exhibit 10.59 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)

10.28	Second Amendment to Credit Agreement entered into as of February 1, 2004 by and between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2004.)

10.29	Third Amendment to Credit Agreement entered into as of September 29, 2004 by and between the Company and Wells Fargo Bank, National Association.

10.30	Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2003.)(1)

10.31	Agreement and Plan of Merger, dated as of September 20, 2004, among Braun Consulting, Inc., Fair Isaac Corporation and HSR Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 24, 2004.)

10.32	Braun’s Amended and Restated 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to Braun’s Form S-1 Registration Statement, File No. 333-31824, filed March 6, 2000.)(1)

10.33	Braun’s 1998 Employee Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.7 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)

10.34	Braun’s 1998 Executive Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.8 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)

10.35	Braun’s 1999 Independent Director Stock Option Plan. (Incorporated by reference to Exhibit 10 to Braun’s Form 10-Q for the fiscal quarter ended September 30, 1999.)(1)

10.36	Braun’s Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc. (Incorporated by reference to Exhibit 99.5 to Braun’s Form S-8 Registration Statement, File No. 333-30788, filed February 18, 2000.)(1)

Exhibit
Number		Description

10.37		Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended. (Incorporated by reference to Exhibit 99.1 to Braun’s Form S-8 Registration Statement, File No. 333-110448, filed November 11, 2003.)(1)

10.38		Management Incentive Plan for Fiscal Year 2005. (Incorporated by reference to Exhibit 10.46 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2004.)

10.39		Fair Isaac Supplemental Retirement and Savings Plan (As Amended And Restated Effective December 1, 2004). (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8-K filed on December 30, 2004.)

10.40		Perleberg Expatriate Agreement. (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8-K filed on March 14, 2005.)

10.41		Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.)

10.42		2001 Equity Incentive Plan as adopted April 10, 2001 and amended May 15, 2005. (Incorporated by reference to Exhibit 10.45 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)

10.43		2003 Employment Inducement Award Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.45 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)

10.44		1992 Long-Term Incentive Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.45 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)

10.45		Description of Outside Director compensation program. (Incorporated by reference to Item 1.01 of Fair Isaac’s Form 8-K filed on September 1, 2005.)

10	.46*	Pautsch Retention Agreement.

12	.1*	Computations of ratios of earnings to fixed charges.

21	.1*	List of Company’s subsidiaries.

23	.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23	.2*	Consent of KPMG LLP, independent registered public accounting firm.

31	.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31	.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32	.1*	Section 1350 Certification of CEO.

32	.2*	Section 1350 Certification of CFO.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fair Isaac Corporation

By	/s/ Charles M. Osborne

Charles M. Osborne
Vice President and Chief Financial Officer
DATE: December 13, 2005
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

/s/ Thomas G. Grudnowski Thomas G. Grudnowski	President, Chief Executive Officer (Principal Executive Officer) and Director	December 13, 2005

/s/ Charles M. Osborne Charles M. Osborne	Vice President, Chief Financial Officer (Principal Financial Officer)	December 13, 2005

/s/ Michael J. Pung Michael J. Pung	Vice President, Finance (Principal Accounting Officer)	December 13, 2005

/s/ A. George Battle A. George Battle	Director	December 13, 2005

/s/ Andrew Cecere Andrew Cecere	Director	December 13, 2005

/s/ Tony J. Christianson Tony J. Christianson	Director	December 13, 2005

/s/ Alex W. Hart Alex W. Hart	Director	December 13, 2005

/s/ Guy R. Henshaw Guy R. Henshaw	Director	December 13, 2005

/s/ David S. P. Hopkins David S. P. Hopkins	Director	December 13, 2005

/s/ Margaret L. Taylor Margaret L. Taylor	Director	December 13, 2005

EXHIBIT INDEX
To Fair Isaac Corporation
Report On Form 10-K For The Fiscal Year Ended September 30, 2005

Exhibit
Number	Description

3.1	By-laws of the Company (as of April 1, 2004)	Incorporated by Reference

3.2	Composite Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

4.1	Rights Agreement dated as of August 8, 2001 between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights.	Incorporated by Reference

4.2	Form of Right Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference

4.3	Indenture, dated as of August 6, 2003 between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by Reference

4.4	Registration Rights Agreement, dated as of August 6, 2003, by and among the Company, Credit Suisse First Boston LLC, Goldman Sachs & Co. and Thomas Weisel LLC.	Incorporated by Reference

4.5	Form of 1.5% Senior Convertible Note due August 15, 2023. (included in Exhibit 4.3.)	Incorporated by Reference

4.6	Indenture, dated as of March 31, 2005, between Fair Isaac and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on April 5, 2005.)	Incorporated by Reference

10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement.	Incorporated by Reference

10.2	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference

10.3	Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

10.4	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000 and related form of option agreement.	Incorporated by Reference

10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC.	Incorporated by Reference

10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

10.7	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement.	Incorporated by Reference

10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC.	Incorporated by Reference

10.9	Form of ONYX Technologies, Inc. Stock Option Agreement.	Incorporated by Reference

10.10	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994.	Incorporated by Reference

10.11	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC.	Incorporated by Reference

10.12	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements.	Incorporated by Reference

10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC.	Incorporated by Reference

10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan.	Incorporated by Reference

10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC.	Incorporated by Reference

Exhibit
Number	Description

10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan.	Incorporated by Reference

10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements.	Incorporated by Reference

10.18	Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers.	Incorporated by Reference

10.19	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001.	Incorporated by Reference

10.20	Credit Agreement dated November 1, 2002, by and between the Company and Wells Fargo Bank, National Association.	Incorporated by Reference

10.21	First Amendment to Credit Agreement entered into as of August 1, 2003 by and between the Company and Wells Fargo Bank, National Association.	Incorporated by Reference

10.22	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference

10.23	The Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference

10.24	The Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference

10.25	2002 Stock Bonus Plan of the Company.	Incorporated by Reference

10.26	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference

10.27	Nonstatutory Stock Option Agreement with Thomas Grudnowski entered into as of November 16, 2002.	Incorporated by Reference

10.28	Second Amendment to Credit Agreement entered into as of February 1, 2004 by and between the Company and Wells Fargo Bank, National Association	Incorporated by Reference

10.29	Third Amendment to Credit Agreement entered into as of September 29, 2004 by and between the Company and Wells Fargo Bank, National Association.	Incorporated by Reference

10.30	Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski.	Incorporate by Reference

10.31	Agreement and Plan of Merger, dated as of September 20, 2004, among Braun Consulting, Inc., Fair Isaac Corporation and HSR Acquisition, Inc.	Incorporated by Reference

10.32	Braun’s Amended and Restated 1995 Director Stock Option Plan.	Incorporated by Reference

10.33	Braun’s 1998 Employee Long-Term Stock Investment Plan.	Incorporated by Reference

10.34	Braun’s 1998 Executive Long-Term Stock Investment Plan.	Incorporated by Reference

10.35	Braun’s 1999 Independent Director Stock Option Plan.	Incorporated by Reference

10.36	Braun’s Non Qualified Stock Option Plan of Emerging. Technologies Consultants, Inc.	Incorporated by Reference

10.37	Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended.	Incorporated by Reference

10.38	Management Incentive Plan for Fiscal Year 2005. (Incorporated by reference to Exhibit 10.46 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2004.)	Incorporated by Reference

Exhibit
Number	Description

10.39	Fair Isaac Supplemental Retirement and Savings Plan (As Amended And Restated Effective December 1, 2004). (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8-K filed on December 30, 2004.)	Incorporated by Reference

10.40	Perleberg Expatriate Agreement. (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8-K filed on March 14, 2005.)	Incorporated by Reference

10.41	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.)	Incorporated by Reference

10.42	2001 Equity Incentive Plan as adopted April 10, 2001 and amended May 15, 2005. (Incorporated by reference to Exhibit 10.45 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)	Incorporated by Reference

10.43	2003 Employment Inducement Award Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.45 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)	Incorporated by Reference

10.44	1992 Long-Term Incentive Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.45 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)	Incorporated by Reference

10.45	Description of Outside Director compensation program. (Incorporated by reference to Item 1.01 of Fair Isaac’s Form 8-K filed on September 1, 2005.)	Incorporated by Reference

10.46	Pautsch Retention Agreement.	Filed Electronically

12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically

21.1	List of Company’s subsidiaries.	Filed Electronically

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically

23.2	Consent of KPMG LLP, independent registered public accounting firm.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

32.1	Section 1350 Certifications of CEO.	Filed Electronically

32.2	Section 1350 Certifications of CFO.	Filed Electronically