Form 10-Q
period 2005-12-31
FAIR ISAAC CORP
filed 2006-02-08
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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
612-758-5200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes ☑  No
     The number of shares of common stock outstanding on January 31, 2006 was 65,040,188 (excluding 23,816,595 shares held by the Company as treasury stock).

 i

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	December 31,	September 30,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$189,296	$82,880
Marketable securities available for sale, current portion	130,567	146,088
Receivables, net	156,403	156,375
Prepaid expenses and other current assets	17,452	20,249
Deferred income taxes	8,320	7,088

Total current assets	502,038	412,680
Marketable securities available for sale, less current portion	50,199	56,926
Other investments	2,161	2,161
Property and equipment, net	45,020	48,436
Goodwill	686,209	688,683
Intangible assets, net	107,867	114,623
Deferred income taxes	22,943	19,902
Other assets	6,597	7,650

	$1,423,034	$1,351,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,789	$11,579
Accrued compensation and employee benefits	33,897	31,373
Other accrued liabilities	44,167	39,368
Deferred revenue	56,087	55,837

Total current liabilities	147,940	138,157
Senior convertible notes	400,000	400,000
Other liabilities	5,577	7,810

Total liabilities	553,517	545,967

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 64,883 and 63,836 shares outstanding at December 31, 2005 and September 30, 2005, respectively)	649	638
Paid-in-capital	1,047,122	1,037,524
Treasury stock, at cost (23,974 and 25,021 shares at December 31, 2005 and September 30, 2005, respectively)	(747,104)	(775,746)
Unearned compensation	—	(1,284)
Retained earnings	573,612	546,450
Accumulated other comprehensive loss	(4,762)	(2,488)

Total stockholders’ equity	869,517	805,094

	$1,423,034	$1,351,061

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	December 31,
	2005	2004
Revenues	$202,790	$195,546

Operating expenses:
Cost of revenues (1)	67,045	69,770
Research and development	22,730	20,998
Selling, general and administrative (1)	63,383	53,568
Amortization of intangible assets (1)	6,263	6,784
Restructuring and acquisition-related	(674)	—

Total operating expenses	158,747	151,120

Operating income	44,043	44,426
Interest income	3,066	1,706
Interest expense	(2,135)	(2,033)
Other income (expense), net	(86)	657

Income before income taxes	44,888	44,756
Provision for income taxes	16,431	16,895

Net income	$28,457	$27,861

Earnings per share:
Basic	$0.44	$0.41

Diluted	$0.43	$0.36

Shares used in computing earnings per share:
Basic	64,211	68,570

Diluted	66,219	80,056

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

							Accumulated
	Common Stock						Other	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	Loss	Equity	Income
Balance at September 30, 2005	63,836	$638	$1,037,524	$(775,746)	$(1,284)	$546,450	$(2,488)	$805,094
Share-based compensation			9,514	—	—	—	—	9,514
Exercise of stock options	1,183	12	(5,279)	36,808	—	—	—	31,541
Tax benefit from exercised stock options	—	—	6,633	—	—	—	—	6,633
Reclassification due to the adoption of SFAS No. 123(R)	—	—	(1,284)	—	1,284	—	—	—
Forfeitures of restricted stock	(2)	—	51	(51)	—	—	—	—
Repurchases of common stock	(283)	(3)	—	(12,763)	—	—	—	(12,766)
Issuance of ESPP shares from treasury	149	2	(37)	4,648	—	—	—	4,613
Dividends paid	—	—	—	—	—	(1,295)	—	(1,295)
Net income	—	—	—	—	—	28,457	—	28,457	$28,457
Unrealized gains on investments	—	—	—	—	—	—	5	5	5
Cumulative translation adjustments	—	—	—	—	—	—	(2,279)	(2,279)	(2,279)

Balance at December 31, 2005	64,883	$649	$1,047,122	$(747,104)	$—	$573,612	$(4,762)	$869,517	$26,183

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$28,457	$27,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,059	13,472
Share-based compensation	9,514	433
Loss on sales of marketable securities	—	2
Deferred income taxes	(3,041)	—
Tax benefit from exercised stock options	6,633	3,753
Excess tax benefits from share-based payment arrangements	(3,647)	—
Net amortization of premium on marketable securities	35	8
Provision for doubtful accounts	368	676
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(810)	6,371
Prepaid expenses and other assets	3,508	114
Accounts payable	2,246	241
Accrued compensation and employee benefits	2,594	(1,994)
Other liabilities	2,272	7,381
Deferred revenue	556	21,592

Net cash provided by operating activities	60,744	79,910

Cash flows from investing activities:
Purchases of property and equipment	(2,545)	(3,089)
Collections of note receivable from sale of product line	249	250
Cash paid for acquisition, net of cash acquired	—	(33,800)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	—	23,000
Purchases of marketable securities	(33,273)	(30,503)
Proceeds from sales of marketable securities	18,740	18,851
Proceeds from maturities of marketable securities	37,120	23,949

Net cash provided by (used in) investing activities	20,291	(1,342)

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	36,154	17,868
Dividends paid	(1,295)	(1,371)
Repurchases of common stock	(12,766)	(109,892)
Excess tax benefits from share-based payment arrangements	3,647	—

Net cash provided by (used in) financing activities	25,740	(93,395)

Effect of exchange rate changes on cash and cash equivalents	(359)	407

Increase (decrease) in cash and cash equivalents	106,416	(14,420)
Cash and cash equivalents, beginning of period	82,880	134,070

Cash and cash equivalents, end of period	$189,296	$119,650

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes, net	$9,050	$(335)
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
Principles of Consolidation and Basis of Presentation
     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board (“APB”) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our 2005 Annual Report on Form 10-K. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
     The condensed consolidated financial statements include the accounts of Fair Isaac and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, intangible assets, software development costs and deferred tax assets; estimated losses associated with contingencies and litigation; the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, the determination of whether fees are fixed or determinable and collection is probable or reasonably assured; and the development of assumptions for use in the Black-Scholes model that estimates the fair value of our share-based awards and assessing forfeiture rates of share-based awards.
     Adoption of New Accounting Pronouncement
     SFAS No. 123(R), Share-Based Payment
     Prior to October 1, 2005, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. We generally recorded no employee compensation expense for options granted prior to October 1, 2005 as options granted generally had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our 1999 Employee Stock Purchase Plan (“Purchase Plan”) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each offering period. In accordance with SFAS No. 123, we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive awards.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. Results for prior periods have not been restated.
     Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the $3.6 million excess tax benefit that is classified as a financing cash inflow on the accompanying condensed consolidated statement of cash flows for the quarter ended December 31, 2005 would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).
     We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock and common stock to officers, key employees and non-employee directors. Under the 1992 Plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under this plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of this plan shall not exceed 5,062,500 shares. As of December 31, 2005, 887,383 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of December 31, 2005, 1,357,441 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. We also maintain individual stock option plans for certain of our executive officers and the chairman of the board. There are no shares available for future grants under these plans. Stock option awards granted during the quarter ended December 31, 2005 have a maximum term of seven years and vest ratably over four years. Stock option awards granted prior to October 1, 2005 typically have a maximum term of ten years and vest ratably over four years.
     We assumed all outstanding stock options held by former employees and non-employee directors of HNC Software, Inc. (“HNC”), who as of our acquisition date, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of December 31, 2005, 1,479,987 shares remained available for future grant under these option plans.
     Under the Purchase Plan we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase Fair Isaac common stock during semi-annual offering periods. The purchase price of the stock is the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December.
     The following table summarizes the share-based compensation expense included in operating expense captions that we recorded within the accompanying condensed consolidated statements of income:

	Quarter Ended
	December 31,
	2005	2004
	(In thousands)
Cost of revenues	$2,826	$111
Research and development	1,835	29
Selling, general and administrative	4,853	293

	$9,514	$433

     We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the quarter ended December 31, 2005. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in the quarter ended December 31, 2005. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis over the vesting period of the options.
     We used the following assumptions to estimate the fair value of share-based payment awards:

	Stock Options		Employee Stock Purchase Plan
	Quarter Ended		Quarter Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Average expected term (years)	4.75	4.00	0.50	0.50
Expected volatility	28%	52%	18%	25%
Risk-free interest rate (range)	4.2– 4.5%	3.2%	3.2%	1.6%
Expected dividend yield	0.2%	0.2%	0.2%	0.2%
     The following table shows summarizes option activity during the quarter ended December 31, 2005:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)
Outstanding at October 1, 2005	13,815	$29.14
Granted	2,457	44.18
Exercised	(1,183)	26.66
Forfeited	(282)	36.72

Outstanding at December 31, 2005	14,807	31.69	6.82	$189,550

Options exercisable at December 31, 2005	6,603	26.00	5.63	$122,852

     The weighted average fair value of options granted during the quarter ended December 31, 2005 was $14.03. The aggregate intrinsic value of options outstanding at December 31, 2005 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 14.2 million shares that had exercise prices that were lower than the $44.17 market price of our common stock at December 31, 2005. The total intrinsic value of options exercised during the quarter ended December 31, 2005 was $23.0 million, determined as of the date of exercise.
     At September 30, 2005 we had 40,219 non-vested restricted stock awards and at December 31, 2005 we had 37,763 non-vested restricted stock awards that had a weighted average grant date fair value of $20.40.
     We recorded $9.3 million in share-based compensation expense for stock options and purchases under the Purchase Plan and $0.2 million in share-based compensation expense for restricted stock awards for the quarter ended December 31, 2005. The total tax benefit related to this share-based compensation expense was $3.4 million. As of December 31, 2005, there was $87.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.5 years.
     We received $36.2 million in cash from option exercises and issuance of stock under the Purchase Plan for the quarter ended December 31, 2005. The actual tax benefit that we realized for the tax deductions from option exercises of the share-based payment arrangements totaled $6.9 million for that period.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Due primarily to our ongoing program of repurchasing shares on the open market, at December 31, 2005, we had 24.0 million treasury shares. We satisfy option exercises from this pool of treasury shares.
     The following table illustrates the effect on our net income and earnings per share for the quarter ended December 31, 2004 as if we had applied the fair value recognition provisions of SFAS No. 123(R) to share-based compensation using the Black-Scholes valuation model.

Quarter
Ended
December 31,
(In thousands, except per share data)	2004

Net income, as reported	$27,861
Add: Share-based employee compensation expense included in reported net income, net of tax	270
Deduct: Share-based employee compensation expense determined under fair value based method for all awards, net of tax	(6,422)

Proforma net income including share-based compensation	$21,709

Earnings per share, as reported:
Basic	$0.41

Diluted	$0.36

Proforma earnings per share — including share-based compensation:
Basic	$0.32

Diluted	$0.29

     Reclassification
     Certain amounts from prior periods have been reclassified to conform to the current period presentation. We concluded that it was appropriate to classify auction rate securities as marketable securities available for sale. Auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a dutch auction system. Previously, we classified such instruments as cash and cash equivalents. Accordingly, we have made a reclassification to the condensed consolidated statement of cash flows for the quarter ended December 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. Accordingly, in the condensed consolidated statement of cash flows for the quarter ended December 31, 2004, we have included an additional $21.0 million in purchases of marketable securities and an additional $9.3 million in proceeds from sales of marketable securities. This change in classification did not affect previously reported results of operations for any period.
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended
	December 31,
	2005	2004
	(In thousands)
Cost of revenues	$3,714	$3,732
Selling, general and administrative	2,549	3,052

	$6,263	$6,784

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $107.9 million and $114.6 million, net of accumulated amortization of $65.1 million and $58.9 million, as of December 31, 2005 and September 30, 2005, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Restructuring and Acquisition-Related Expenses
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

	Accrual at			Accrual at
	September 30,	Cash		December 31,
	2005	Payments	Reversals	2005
	(In thousands)
Facilities charges	$6,361	$(522)	$(164)	$5,675
Less: current portion	(3,721)			(5,211)

Non-current	$2,640			$464

     During the quarter ended December 31, 2005, we recorded a $0.7 million gain due to the sublease of office space that we had exited in fiscal 2002. The gain resulted from an adjustment to the liability established for the exit of the lease space and a refund received for past rent paid to the landlord.
4. Earnings Per Share
     The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended
	December 31,
	2005	2004
	(In thousands, except per
	share data)
Numerator for basic earnings per share — net income	$28,457	$27,861
Interest expense on senior convertible notes, net of tax	1	1,267

Numerator for diluted earnings per share	$28,458	$29,128

Denominator — shares:
Basic weighted-average shares	64,211	68,570
Effect of dilutive securities	2,008	11,486

Diluted weighted-average shares	66,219	80,056

Earnings per share:
Basic	$0.44	$0.41

Diluted	$0.43	$0.36

     The computation of diluted EPS for the quarters ended December 31, 2005 and 2004, excludes options to purchase approximately 648,000 and 4,275,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are then met. The computation for diluted EPS for the quarter ended December 31, 2004 includes approximately 9,101,000 shares of common stock issuable upon conversion of our 1.5% Senior Convertible Notes. Effective with the March 31, 2005 exchange of Senior Convertible Notes for New Senior Convertible Notes (“New Notes”), the dilutive effect of the New Notes is calculated using the treasury stock method.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Segment Information
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
     In fiscal 2006, we changed how we measure operating income by segment to exclude share-based compensation as a result of the adoption of SFAS No. 123(R) on October 1, 2005. We have reclassified prior period segment operating income to reflect this change.
     The following tables summarize segment information for the quarters ended December 31, 2005 and 2004:

	Quarter December 31, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$111,986	$46,156	$32,831	$11,817	$202,790
Operating expenses	(91,366)	(16,622)	(30,913)	(11,006)	(149,907)

Segment operating income	$20,620	$29,534	$1,918	$811	52,883

Unallocated share-based compensation expense					(9,514)
Unallocated restructuring and acquisition-related					674

Operating income					44,043
Unallocated interest and other expense					(2,221)
Unallocated interest income					3,066

Income before income taxes					$44,888

Depreciation and amortization	$7,909	$1,985	$1,389	$776	$12,059

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended December 31, 2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$117,812	$39,424	$29,470	$8,840	$195,546
Operating expenses	(97,326)	(17,644)	(27,141)	(8,576)	(150,687)

Segment operating income	$20,486	$21,780	$2,329	$264	44,859

Unallocated share-based compensation expense					(433)

Operating income					44,426
Unallocated interest expense					(2,033)
Unallocated interest and other income, net					2,363

Income before income taxes					$44,756

Depreciation and amortization	$8,529	$2,650	$1,689	$604	$13,472

6. Income Taxes
     Our effective tax rate was 36.6% and 37.7% during the quarters ended December 31, 2005 and 2004, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The decline in the effective tax rate was primarily due to our inability last year to recognize a tax benefit on certain foreign losses.
7. Contingencies
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
Putative Consumer Class Action Lawsuits
     We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the anti-fraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff is seeking unspecified damages, attorney’s fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. The plaintiff has brought a motion for class certification and a motion for summary judgment in his favor and against the

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
defendants. We have filed briefs in opposition to the plaintiff’s motions. We believe that the resolution of this claim will not result in a material adverse impact to our consolidated financial condition.
     We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myFICO.com website. The plaintiff also claims that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff will seek certification of a class on behalf of all individuals who purchased credit score products from us on the myFICO.com website in the five year period prior to the filing of the Complaint on January 18, 2005. Plaintiff seeks unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. On April 22, 2005, we brought a motion to dismiss the plaintiff’s claims. On June 27, 2005, the Court granted our motion, in part, by dismissing certain of the plaintiff’s claims under the CSA. Discovery is proceeding at this time. We believe that the resolution of this claim will not result in a material adverse impact to our consolidated financial condition.
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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended December 31, 2005, 72% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 77% and 80% of our revenues during the quarters ended December 31, 2005 and 2004, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended December 31, 2005, we achieved new bookings of $127.8 million, including eight deals with bookings values of $3.0 million or more. In comparison, new bookings in the prior year quarter ended December 31, 2004 were $115.4 million, including seven deals with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $51.8 million and $49.4 million during the quarters ended December 31, 2005 and 2004, respectively, representing 26% and 25% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     We acquired Braun Consulting, Inc. (“Braun”) in November 2004 and certain assets of RulesPower, Inc (“RulesPower”) in September 2005. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result, our financial results during the quarter ended December 31, 2005 are not directly comparable to those during the quarter ended December 31, 2004 or other quarters prior to any of these acquisitions.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended December 31, 2005 and 2004 are set forth in Note 5 to the accompanying condensed consolidated financial statements.
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended
	December 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
Segment	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$111,986	$117,812	55%	60%	$(5,826)	(5)%
Scoring Solutions	46,156	39,424	23%	20%	6,732	17%
Professional Services	32,831	29,470	16%	15%	3,361	11%
Analytic Software Tools	11,817	8,840	6%	5%	2,977	34%

	$202,790	$195,546	100%	100%	7,244	4%

     Quarter ended December 31, 2005 Compared to Quarter Ended December 31, 2004 Revenues
     Strategy Machine Solutions segment revenues decreased due to a $7.1 million decrease in revenues from our marketing solutions, a $2.9 million decrease in revenues from our insurance and healthcare solutions, a $1.5 million decrease in revenues from our originations solutions and a $0.7 million net decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $2.7 million increase in revenues from our consumer solutions, a $2.5 million increase in revenues from our collection and recovery solutions and a $1.2 million increase in revenues from our mortgage banking solutions. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, lower claims volumes at some of our key customers and loss of several customer accounts. The decrease in originations solutions revenues was the result of a decline in license sales. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from myFICO.com and our strategic alliance partners due to higher average selling prices and increased customer volumes. The increase in collections and recovery solutions revenues was attributable primarily to increases in license and maintenance revenues and volumes associated with transactional-based agreements. The increase in mortgage banking solutions revenues was attributable to increases in license and maintenance revenues.
     Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenue derived from our own prescreening services.
     During the quarters ended December 31, 2005 and 2004, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 17% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased from industry consulting services and implementation services for our Blaze Advisor and collection and recovery products.
     Analytic Software Tools segment revenues increased primarily due to an increase in sales of perpetual licenses of Blaze Advisor and Model Builder software applications and increased maintenance revenue.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended
	December 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2005	2004	2005	2004	Change	Change
	(In thousands)				(In thousands)
Revenues	$202,790	$195,546	100%	100%	$7,244	4%

Operating expenses:
Cost of revenues	67,045	69,770	33%	36%	(2,725)	(4)%
Research and development	22,730	20,998	11%	11%	1,732	8%
Selling, general and administrative	63,383	53,568	31%	27%	9,815	18%
Amortization of intangible assets	6,263	6,784	3%	3%	(521)	(8)%
Restructuring and acquisition-related	(674)	—	—	—	674	—

Total operating expenses	158,747	151,120	78%	77%	7,627	5%

Operating income	44,043	44,426	22%	23%	(383)	(1)%
Interest income	3,066	1,706	1%	1%	1,360	80%
Interest expense	(2,135)	(2,033)	(1)%	(1)%	(102)	(5%)
Other income (expense), net	(86)	657	—	—	(743)	(113)%

Income before income taxes	44,888	44,756	22%	23%	132	—
Provision for income taxes	16,431	16,895	8%	9%	(464)	(3)%

Net income	$28,457	$27,861	14%	14%	596	2%

Number of employees at quarter end	2,864	2,929			(65)	(2)%

     Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this method, share-based compensation expense that we recognized for the quarter ended December 31, 2005 included expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. The fair value of the unvested options outstanding as of October 1, 2005 was based on the fair value estimated on the grant date in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.
     In accordance with SFAS No. 123(R), we recorded pre-tax share-based compensation expense of $9.5 million, or $0.09 per diluted share, during the quarter ended December 31, 2005. In comparison, we recorded share-based compensation expense of $0.4 million pre-tax during the quarter ended December 31, 2004. Share-based compensation expense was recorded in cost of revenues, research and development, and selling, general and administrative expense.
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
     The quarter over quarter decrease in cost of revenues resulted from a $2.9 million decrease in facilities and infrastructure costs and a $0.7 million decrease in third-party software and data. The decline was partially offset by a $0.9 million increase in personnel and other labor-related costs. The decrease in facilities and infrastructure costs was attributable primarily to a reduction in depreciation expense, lower outside costs for information systems and that the first quarter of fiscal 2005 included system integration costs associated with our acquisition of London Bridge. The decrease in third-party software and data costs was attributable primarily to a decline in insurance and healthcare solutions revenues and marketing services revenues. The increase in personnel and other labor-related costs was attributable primarily to a $2.7 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase in personnel costs was partially offset by a reduction in salary costs.
     Excluding the impact of SFAS No. 123(R), which requires expensing of all share-based awards, we expect that cost of revenues as a percentage of revenues in fiscal 2006 will be slightly lower than those incurred during fiscal 2005.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The quarter over quarter increase in research and development expenditures was attributable primarily to an increase in research and development personnel and related costs of $1.4 million, primarily due to a $1.8 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase in personnel costs was partially offset by lower salary costs.
     Excluding the impact of SFAS No. 123(R), which requires expensing of all share-based awards, we expect that research and development expenditures as a percentage of revenues in fiscal 2006 will be consistent with those incurred during fiscal 2005.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase in selling, general and administrative expenses was attributable to a $9.4 million increase in personnel and other labor-related costs and a $0.4 million net increase in other expenses. The increase in personnel and labor-related costs resulted primarily from a $4.6 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R), higher payroll taxes due to employee stock option exercises and higher commission costs.
     Excluding the impact of SFAS No. 123(R), which requires expensing of all share-based awards, we expect that selling, general and administrative expenses as a percentage of revenues in fiscal 2006 will be consistent with those incurred during fiscal 2005.
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
     The quarter over quarter decline in amortization expense was attributable to certain intangible assets becoming fully amortized prior to the current quarter and changes in foreign currency translation.
     Restructuring and Acquisition-Related
     During the quarter ended December 31, 2005, we recorded a $0.7 million gain due to the sublease of office space that we had exited in fiscal 2002. The gain resulted from an adjustment to the liability established for the exit of the lease space and a refund received for past rent paid to the landlord.
     At December 31, 2005, accrued restructuring and acquisition related costs were $5.7 million, of which $5.2 million was classified as current.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter increase in interest income was attributable to higher interest and investment income yields due to market conditions and to a lesser extent higher average cash and investment balances. The increase in cash and investment balances resulted principally from cash provided by operating activities and proceeds received from the exercise of employee stock options.
     Interest Expense
     Interest expense recorded during the quarter ended December 31, 2005 relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and is consistent with the interest expense related to the Senior Notes recorded by us during the quarter ended December 31, 2004.
     Other Income (Expense), Net
     Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.
     The decline in other income (expense), net was primarily due to foreign exchange losses of $0.1 million that were recognized in the quarter ended December 31, 2005, compared with a net foreign currency gain of $0.4 million recorded in the quarter ended December 31, 2004.
     Provision for Income Taxes
     Our effective tax rate was 36.6% and 37.7% during the quarters ended December 31, 2005 and 2004, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The decline in the effective tax rate was primarily due to our inability last year to recognize a tax benefit on certain foreign losses.

     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended
	December 31,			Period-to-Period
			Period-to-Period	Percentage
Segment	2005	2004	Change	Change
		(In thousands)
Strategy Machine Solutions	$20,620	$20,486	$134	1%
Scoring Solutions	29,534	21,780	7,754	36%
Professional Services	1,918	2,329	(411)	(18)%
Analytic Software Tools	811	264	547	207%

Segment operating income	52,883	44,859	8,024	18%
Unallocated share-based compensation	(9,514)	(433)	(9,081)	—
Unallocated restructuring and acquisition-related	674	—	674	—

Operating income	$44,043	$44,426	(383)	(1)%

     The quarter over quarter decrease in operating income was attributable primarily to increased share-based compensation expense due to the adoption of SFAS No. 123(R), partially offset by the impact of an increase in segment revenues. At the segment level, the increase in segment operating income was driven by increases of $7.8 million, $0.5 million and $0.1 million in segment operating income within our Scoring Solutions, Analytic Software Tools and Strategy Machine Solutions segments, respectively, partially offset by a $0.4 million decrease in segment operating income within our Professional Services segment. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services. Operating income also increased due to lower infrastructure and personnel costs. We believe that operating income as a percentage of revenues in our Scoring Solutions segment may decline in the future due to lower operating margins on new products. In our Analytic Software Tools segment, higher segment operating income was due to an increase in sales of perpetual licenses for our EDM products, partially offset by increased product development and sales costs. The increase in Strategy Machine Solutions segment operating income was attributable to increases in sales of higher margin product offerings and a decline in personnel costs, partially offset by the impact of revenue declines we experienced in marketing solutions and insurance and healthcare solutions. The decrease in Professional Services segment operating income was the result of higher personnel and outside consultant costs.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $79.9 million during the quarter ended December 31, 2004 to $60.7 million during the quarter ended December 31, 2005. The decrease in operating cash flows was driven by a $19.0 million prepayment (net of revenue recognized) from a single customer for future services that we received in the first quarter of the prior year and the timing of income tax payments.
     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $20.3 million during the quarter ended December 31, 2005, compared to net cash used by investing activities of $1.3 million in quarter ended December 31, 2004. The change in cash flows from investing activities was attributable to a $10.3 million increase in proceeds from sales and maturities of marketable securities, net of purchases, during the first quarter of this year, $33.8 million in cash paid for acquisitions, due to our acquisition of Braun Consulting in November 2004, and $23.0 million in cash proceeds related to our disposition of London Bridge Phoenix Software, Inc., a subsidiary of London Bridge, in November 2004.

     Cash Flows from Financing Activities
     Net cash provided by financing activities totaled $25.7 million in the quarter ended December 31, 2005, compared to net cash used in financing activities of $93.4 million in quarter ended December 31, 2004. The change in cash flows from financing activities was primarily due to a $97.1 million decrease in common stock repurchased and an $18.3 million increase in cash proceeds from common stock issued under employee stock option and purchase plans.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the quarter ended December 31, 2005, we expended $12.8 million in connection with our repurchase of common stock under such programs. In August 2005, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $200.0 million. Through December 31, 2005, we had repurchased 976,700 shares of our common stock under this program for an aggregate cost of $41.3 million.
     Dividends
     During the quarter ended December 31, 2005, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Credit Agreement
     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2007. Under the agreement, as amended, we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million and a foreign exchange facility that allows us to enter into contracts with the financial institution to purchase and sell certain currencies, subject to a maximum aggregate amount of $25.0 million and other specified limits. As of December 31, 2005, no borrowings were outstanding under this agreement and we were in compliance with all related covenants. As of December 31, 2005, this credit facility served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit and by 20% of the aggregate amount of contracts to purchase and sell certain foreign currencies outstanding under the facility.
     Capital Resources and Liquidity Outlook
     As of December 31, 2005, we had $370.1 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     Share-Based Compensation
     Prior to October 1, 2005, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation. We generally recorded no employee compensation expense for options granted prior to October 1, 2005 as options granted generally had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our 1999 Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each offering period. In accordance with SFAS No. 123, we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive awards.
     Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. Results for prior periods have not been restated.
     We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1 to the accompanying condensed consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the quarter ended December 31, 2005. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in the quarter ended December 31, 2005. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.
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
     Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer consumer initiatives are affected by regulation, including the following significant regulatory areas:
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
Our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries. If any of our clients’ industries experiences a downturn, it could harm our business, financial condition or results of operations.
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
Risk Related to External Conditions
If any of a number of material adverse developments occur in general economic conditions and world events, such developments could affect demand for our products and services and harm our business.
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
Due to changes in accounting rules, we are now incurring significant stock-based compensation charges related to share-based payment awards.
     In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123(R), which requires us to measure all share-based payment awards, including stock options, using a fair-value method and record such expense. This change was reflected in the presentation of our consolidated financial statements for the first quarter of fiscal 2006 and reduced our diluted earnings per share by $0.09. The adoption of this standard has had, and will continue to have, a significant negative impact on our consolidated net income and earnings per share and may inhibit our use of stock option-based compensation in the future. There is uncertainty as to the ability of other forms of compensation to attract and retain employees, as well as the financial and other consequences of such forms of compensation.
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

Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2005 and September 30, 2005:

	December 31, 2005			September 30, 2005
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
			(In thousands)
Cash and cash equivalents	$182,095	$182,071	4.15%	$76,257	$76,254	3.51%
Short-term investments	130,988	130,567	3.71%	146,543	146,088	3.26%
Long-term investments	45,916	45,418	3.89%	53,002	52,503	3.73%

	$358,999	$358,056	3.96%	$275,802	$274,845	3.42%

     We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, including the new notes issued in the exchange offer completed on March 31, 2005, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at December 31, 2005 and September 30, 2005:

	December 31, 2005			September 30, 2005
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Notes	$400,000	$400,000	$442,004	$400,000	$400,000	$446,497
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at December 31, 2005:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
		(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP	3,500	$6,020	$—
EURO (EUR)	EUR	1,000	1,185	—
Japanese Yen (YEN)	YEN	100,000	852	—

			$8,057	$—

     The forward foreign currency contracts were all entered into on December 31, 2005, therefore, the fair value was $0 on that date.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of Fair Isaac’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Fair Isaac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Fair Isaac’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Fair Isaac in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Changes in Internal Control over Financial Reporting
     No change in Fair Isaac’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the anti-fraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff is seeking unspecified damages, attorney’s fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. The plaintiff has brought a motion for class certification and a motion for summary judgment in his favor and against the defendants. We have filed briefs in opposition to the plaintiff’s motions.
     We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myFICO.com website. The plaintiff also claims that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff will seek certification of a class on behalf of all individuals who purchased credit score products from us on the myFICO.com website in the five year period prior to the filing of the Complaint on January 18, 2005. Plaintiff seeks unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. On April 22, 2005, we brought a motion to dismiss the plaintiff’s claims. On June 27, 2005, the Court granted our motion, in part, by dismissing certain of the plaintiff’s claims under the CSA. Discovery is proceeding at this time.
Item 1A. Risk Factors
     The information set forth under the heading “Risk Factors” in Item 2 of Part I of this Quarterly Report on Form 10-Q (Management’s Discussion and Analysis of Financial Condition and Results of Operations) is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

			(c) Total Number of
			Shares Purchased as	(d) Maximum Dollar
			Part of Publicly	Value of Share that May
	(a) Total Number of	(b) Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs
October 1, 2005 through October 31, 2005	—	—	—	$171,449,589
November 1, 2005 through November 30, 2005	283,300	$45.06	283,300	$158,683,577
December 1, 2005 through December 31, 2005	—	—	—	$158,683,577

	283,300	$45.06	283,300	$158,683,577

(1)	In August 2005, our Board of Directors approved a repurchase program that allows us from time to time to purchase up to an aggregate of $200 million in shares of our common stock in the open market or through negotiated transactions.

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on February 6, 2006 and the following actions were taken:
1. Election of Directors
     Stockholders elected nine directors for one-year terms. The vote tabulation for individual directors was:

NOMINEE	FOR	WITHHELD
Mr. A. George Battle	58,130,068	449,805
Mr. Andrew Cecere	58,369,458	210,415
Mr. Tony J. Christianson	55,207,066	3,372,807
Mr. Thomas G. Grudnowski	58,356,673	223,200
Mr. Alex W. Hart	55,820,808	2,759,065
Mr. Guy R. Henshaw	57,812,899	766,974
Mr. William J. Lansing	58,356,425	223,448
Ms. Margaret L. Taylor	55,902,498	2,677,375
2. Ratification of Independent Auditors
     The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending September 30, 2006 (with 58,247,019 votes for, 301,051 votes against, 31,803 abstentions and 0 broker non-votes).
Item 6. Exhibits

Exhibit
Number	Description
10.1	CEO Bonus Award for Fiscal 2005. (Incorporated by reference to Item 1.01 of Fair Isaac’s Form 8-K filed on December 23, 2005.)

10.2	CEO Performance Objectives for Fiscal 2006 Bonus Determination. (Incorporated by reference to Item 1.01 of Fair Isaac’s Form 8-K filed on December 23, 2005.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: February 8, 2006

	By	/s/ CHARLES M. OSBORNE

Charles M. Osborne Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: February 8, 2006

	By	/s/ MICHAEL J. PUNG

Michael J. Pung Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2005

Exhibit
Number	Description
10.1	CEO Bonus Award for Fiscal 2005.	Incorporated by Reference

10.2	CEO Performance Objectives for Fiscal 2006 Bonus Determination.	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically