Form 10-Q
period 2006-03-31
FAIR ISAAC CORP
filed 2006-05-09
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Large Accelerated Filer ☑           Accelerated Filer ☐           Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on April 28, 2006 was 65,272,382 (excluding 23,584,401 shares held by the Company as treasury stock).

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$223,463	$82,880
Marketable securities available for sale, current portion	164,997	146,088
Receivables, net	160,621	156,375
Prepaid expenses and other current assets	17,242	20,249
Deferred income taxes	6,572	7,088

Total current assets	572,895	412,680
Marketable securities available for sale, less current portion	35,034	56,926
Other investments	2,161	2,161
Property and equipment, net	44,725	48,436
Goodwill	686,941	688,683
Intangible assets, net	101,748	114,623
Deferred income taxes	25,322	19,902
Other assets	6,285	7,650

	$1,475,111	$1,351,061

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$17,703	$11,579
Accrued compensation and employee benefits	31,795	31,373
Other accrued liabilities	45,123	39,368
Deferred revenue	57,038	55,837

Total current liabilities	151,659	138,157
Senior convertible notes	400,000	400,000
Other liabilities	5,406	7,810

Total liabilities	557,065	545,967

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 65,226 and 63,836 shares outstanding at March 31, 2006 and September 30, 2005, respectively)	652	638
Paid-in-capital	1,057,917	1,037,524
Treasury stock, at cost (23,631 and 25,021 shares at March 31, 2006 and September 30, 2005, respectively)	(735,784)	(775,746)
Unearned compensation	—	(1,284)
Retained earnings	599,284	546,450
Accumulated other comprehensive loss	(4,023)	(2,488)

Total stockholders’ equity	918,046	805,094

	$1,475,111	$1,351,061

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$208,157	$196,021	$410,947	$391,567

Operating expenses:
Cost of revenues (1)	73,144	69,648	140,189	139,418
Research and development	21,694	18,123	44,424	39,121
Selling, general and administrative (1)	64,157	55,085	127,540	108,653
Amortization of intangible assets (1)	6,260	6,536	12,523	13,320
Restructuring and acquisition-related	2,184	—	1,510	—

Total operating expenses	167,439	149,392	326,186	300,512

Operating income	40,718	46,629	84,761	91,055
Interest income	3,950	1,873	7,016	3,579
Interest expense	(2,143)	(2,031)	(4,278)	(4,064)
Other income (expense), net	(312)	(332)	(398)	325

Income before income taxes	42,213	46,139	87,101	90,895
Provision for income taxes	15,240	11,812	31,671	28,707

Net income	$26,973	$34,327	$55,430	$62,188

Earnings per share:
Basic	$0.41	$0.51	$0.86	$0.92

Diluted	$0.40	$0.45	$0.83	$0.82

Shares used in computing earnings per share:

Basic	65,052	66,979	64,626	67,769

Diluted	66,834	78,385	66,521	79,231

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

							Accumulated
	Common Stock						Other	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	Loss	Equity	Income
Balance at September 30, 2005	63,836	$638	$1,037,524	$(775,746)	$(1,284)	$546,450	$(2,488)	$805,094
Share-based compensation			19,640	—	—	—	—	19,640
Exercise of stock options	1,546	15	(7,180)	48,121	—	—	—	40,956
Tax benefit from exercised stock options	—	—	9,202	—	—	—	—	9,202
Reclassification due to the adoption of SFAS No. 123(R)	—	—	(1,284)	—	1,284	—	—	—
Forfeitures of restricted stock	(22)	—	51	(51)	—	—	—	—
Repurchases of common stock	(283)	(3)	—	(12,763)	—	—	—	(12,766)
Issuance of ESPP shares from treasury	149	2	(36)	4,655	—	—	—	4,621
Dividends paid	—	—	—	—	—	(2,596)	—	(2,596)
Net income	—	—	—	—	—	55,430	—	55,430	$55,430
Unrealized gains on investments	—	—	—	—	—	—	29	29	29
Cumulative translation adjustments	—	—	—	—	—	—	(1,564)	(1,564)	(1,564)

Balance at March 31, 2006	65,226	$652	$1,057,917	$(735,784)	$—	$599,284	$(4,023)	$918,046	$53,895

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$55,430	$62,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,237	26,539
Share-based compensation	19,640	630
Deferred income taxes	(3,870)	—
Tax benefit from exercised stock options	9,202	8,975
Excess tax benefits from share-based payment arrangements	(5,304)	—
Net amortization of premium on marketable securities	50	237
Provision for doubtful accounts	930	1,287
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(5,391)	(13,359)
Prepaid expenses and other assets	3,878	1,158
Accounts payable	6,144	2,179
Accrued compensation and employee benefits	450	2,688
Other liabilities	2,853	857
Deferred revenue	1,436	26,178

Net cash provided by operating activities	109,685	119,557

Cash flows from investing activities:
Purchases of property and equipment	(8,125)	(10,012)
Collections of note receivable from sale of product line	500	250
Cash paid for acquisition, net of cash acquired	—	(32,566)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	—	22,672
Purchases of marketable securities	(78,961)	(106,194)
Proceeds from sales of marketable securities	18,740	77,347
Proceeds from maturities of marketable securities	63,560	63,990

Net cash provided by (used in) investing activities	(4,286)	15,487

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	45,577	27,353
Dividends paid	(2,596)	(2,716)
Repurchases of common stock	(12,766)	(127,048)
Excess tax benefits from share-based payment arrangements	5,304	—

Net cash provided by (used in) financing activities	35,519	(102,411)

Effect of exchange rate changes on cash and cash equivalents	(335)	656

Increase in cash and cash equivalents	140,583	33,289
Cash and cash equivalents, beginning of period	82,880	134,070

Cash and cash equivalents, end of period	$223,463	$167,359

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$18,166	$8,812
Cash paid for interest	$3,000	$3,000
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. Results for prior periods have not been restated.
     Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows within our consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the $5.3 million excess tax benefit that is classified as a financing cash inflow on the accompanying condensed consolidated statements of cash flows for the six months ended March 31, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).
     The following table summarizes the share-based compensation expense included in operating expense captions that we recorded within the accompanying condensed consolidated statements of income:

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		(In thousands)
Cost of revenues	$2,717	$—	$5,543	$111
Research and development	1,565	22	3,400	51
Selling, general and administrative	5,844	175	10,697	468

	$10,126	$197	$19,640	$630

     The following table illustrates the effect on our net income and earnings per share for the quarter and six months ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123(R) to share-based compensation using the Black-Scholes valuation model.

	Quarter Ended	Six Months Ended
	March 31,	March 31,
(In thousands, except per share data)	2005	2005
Net income, as reported	$34,327	$62,188
Add: Share-based employee compensation expense included in reported net income, net of tax	121	385
Deduct: Share-based employee compensation expense determined under fair value based method for all awards, net of tax	(7,782)	(14,101)

Proforma net income including share-based compensation	$26,666	$48,472

Earnings per share, as reported:
Basic	$0.51	$0.92

Diluted	$0.45	$0.82

Proforma earnings per share — including share-based compensation:
Basic	$0.40	$0.72

Diluted	$0.36	$0.64

2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		(In thousands)
Cost of revenues	$3,714	$3,722	$7,428	$7,454
Selling, general and administrative expenses	2,546	2,814	5,095	5,866

	$6,260	$6,536	$12,523	$13,320

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $101.7 million and $114.6 million, net of accumulated amortization of $71.4 million and $58.9 million, as of March 31, 2006 and September 30, 2005, respectively.
3. Restructuring and Acquisition-Related Expenses
     The following table summarizes our restructuring and acquisition-related accruals associated with our fiscal 2005 Braun acquisition, fiscal 2004 London Bridge acquisition, and certain other Fair Isaac facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at			Accrual at
	September 30,	Cash		March 31,
	2005	Payments	Reversals	2006
		(In thousands)
Facilities charges	$6,361	$(3,182)	$(164)	$3,015
Less: current portion	(3,721)			(2,680)

Non-current	$2,640			$335

     During the quarter ended March 31, 2006, we made a $2.5 million termination payment related to our exiting certain facility leases. During the quarter ended December 31, 2005, we recorded a $0.7 million gain due to the sublease of office space that we had exited in fiscal 2002. The gain resulted from an adjustment to the liability established for the exit of the lease space and a refund received for past rent paid to the landlord.
     During the quarter ended March 31, 2006, we recorded costs of $2.2 million in connection with an abandoned acquisition, consisting of third-party legal, accounting and other professional fees.
4. Earnings Per Share
     The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		(In thousands, except per share data)
Numerator for basic earnings per share — net income	$26,973	$34,327	$55,430	$62,188
Interest expense on senior convertible notes, net of tax	1	1,226	2	2,466

Numerator for diluted earnings per share	$26,974	$35,553	$55,432	$64,654

Denominator — shares:
Basic weighted-average shares	65,052	66,979	64,626	67,769
Effect of dilutive securities	1,782	11,406	1,895	11,462

Diluted weighted-average shares	66,834	78,385	66,521	79,231

Earnings per share:
Basic	$0.41	$0.51	$0.86	$0.92

Diluted	$0.40	$0.45	$0.83	$0.82

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The computation of diluted EPS for the quarters ended March 31, 2006 and 2005, excludes options to purchase approximately 2,530,000 and 3,898,000 shares of common stock, respectively, and for the six months ended March 31, 2006 and 2005, excludes options to purchase approximately 1,589,000 and 4,087,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are then met. The computation for diluted EPS for the quarter and six months ended March 31, 2005 includes approximately 9,000,000 and 9,050,000, respectively, shares of common stock issuable upon conversion of our 1.5% Senior Convertible Notes. Effective with the March 31, 2005 exchange of Senior Convertible Notes for New Senior Convertible Notes (“New Notes”), the dilutive effect of the New Notes is calculated using the treasury stock method.
5. Segment Information
     We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:
•	Strategy Machine Solutions. These are Enterprise Decision Management (“EDM”) applications designed for specific processes such as marketing, account origination, customer account management, fraud and insurance bill review. This segment also includes our myFICO solution for consumers.

•	Scoring Solutions. These include our scoring services distributed through major credit reporting agencies, as well as services through which we provide our scores to lenders directly.

•	Professional Services. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services and data management services.

•	Analytic Software Tools. This segment is composed of our business rules management, model development and strategy design software sold to businesses for their use in building their own EDM applications.
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following tables summarize segment information for the quarters and six months ended March 31, 2006 and 2005:

	Quarter Ended March 31, 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$118,852	$41,768	$38,691	$8,846	$208,157
Operating expenses	(96,305)	(15,264)	(33,366)	(10,194)	(155,129)

Segment operating income (loss)	$22,547	$26,504	$5,325	$(1,348)	53,028

Unallocated share-based compensation expense					(10,126)
Unallocated restructuring and acquisition-related expense					(2,184)

Operating income					40,718
Unallocated interest income					3,950
Unallocated interest expense					(2,143)
Unallocated other expense, net					(312)

Income before income taxes					$42,213

Depreciation and amortization	$8,090	$1,809	$1,637	$642	$12,178

	Quarter Ended March 31, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$111,252	$39,347	$33,580	$11,842	$196,021
Operating expenses	(96,867)	(16,836)	(27,485)	(8,007)	(149,195)

Segment operating income	$14,385	$22,511	$6,095	$3,835	46,826

Unallocated share-based compensation expense					(197)

Operating income					46,629
Unallocated interest income					1,873
Unallocated interest expense					(2,031)
Unallocated other expense, net					(332)

Income before income taxes					$46,139

Depreciation and amortization	$7,391	$3,468	$1,612	$611	$13,082

	Six Months Ended March 31, 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$230,838	$87,924	$71,522	$20,663	$410,947
Operating expenses	(187,673)	(31,886)	(64,278)	(21,199)	(305,036)

Segment operating income (loss)	$43,165	$56,038	$7,244	$(536)	105,911

Unallocated share-based compensation expense					(19,640)
Unallocated restructuring and acquisition related expense					(1,510)

Operating income					84,761
Unallocated interest income					7,016
Unallocated interest expense					(4,278)
Unallocated other expense, net					(398)

Income before income taxes					$87,101

Depreciation and amortization	$15,999	$3,794	$3,026	$1,418	$24,237

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$229,064	$78,771	$63,050	$20,682	$391,567
Operating expenses	(194,193)	(34,480)	(54,626)	(16,583)	(299,882)

Segment operating income	$34,871	$44,291	$8,424	$4,099	91,685

Unallocated share-based compensation expense					(630)

Operating income					91,055
Unallocated interest income					3,579
Unallocated interest expense					(4,064)
Unallocated other income, net					325

Income before income taxes					$90,895

Depreciation and amortization	$15,904	$6,118	$3,301	$1,216	$26,539

6. Income Taxes
     Our effective tax rate was 36.1% and 25.6% during the quarters ended March 31, 2006 and 2005, respectively, and 36.4% and 31.6% during the six months ended March 31, 2006 and 2005, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. Our effective tax rate during the quarter and six months ended March 31, 2005 was impacted by the recognition of $6.0 million of tax benefits related to prior years. These benefits were determined in conjunction with tax studies we performed with outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The tax benefits recognized reflect our estimate of the effect of amended tax returns filed for fiscal 1998 through 2003. These tax benefits reduced our effective tax rate by 12.9% during the quarter ended March 31, 2005.
7. Contingencies
     We are in disputes with certain customers regarding amounts owed in connection with the sale of certain of our products and services. We also have had claims asserted by former employees relating to compensation and other employment matters. We are also involved in various other claims and legal actions arising in the ordinary course of business. We believe that none of these aforementioned claims or actions will result in a material adverse impact to our consolidated results of operations, liquidity or financial condition. However, the amount or range of any potential liabilities associated with these claims and actions, if any, cannot be determined with certainty. Set forth below is additional detail concerning certain ongoing litigation.
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
  Putative Consumer Class Action Lawsuits
     We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff is seeking unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. The plaintiff has brought a motion for class certification and a motion for summary judgment in his favor and against the defendants. We have filed briefs in opposition to the plaintiff’s motions. We believe that the resolution of this claim will not result in a material adverse impact to our consolidated financial condition.

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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended March 31, 2006, 72% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 77% and 76% of our revenues during the quarters ended March 31, 2006 and 2005, respectively, and 77% and 78% of our revenues for the six months ended March 31, 2006 and 2005, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended March 31, 2006, we achieved new bookings of $106.0 million, including seven deals with bookings values of $3.0 million or more. In comparison, new bookings in the prior year quarter ended March 31, 2005 were $136.6 million, including eight deals with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $56.5 million and $50.5 million during the quarters ended March 31, 2006 and 2005, respectively, representing 27% and 26% of total consolidated revenues in each of these periods. International revenues totaled $108.3 million and $100.0 million during the six months ended March 31, 2006 and 2005, respectively, representing 26% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters and six months ended March 31, 2006 and 2005, are set forth in Note 5 to the accompanying condensed consolidated financial statements.
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2006	2005	2006	2005	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$118,852	$111,252	57%	57%	$7,600	7%
Scoring Solutions	41,768	39,347	20%	20%	2,421	6%
Professional Services	38,691	33,580	19%	17%	5,111	15%
Analytic Software Tools	8,846	11,842	4%	6%	(2,996)	(25)%

Total revenues	$208,157	$196,021	100%	100%	12,136	6%

	Six Months Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2006	2005	2006	2005	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$230,838	$229,064	56%	59%	$1,774	1%
Scoring Solutions	87,924	78,771	21%	20%	9,153	12%
Professional Services	71,522	63,050	18%	16%	8,472	13%
Analytic Software Tools	20,663	20,682	5%	5%	(19)	—

Total revenues	$410,947	$391,567	100%	100%	19,380	5%

  Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005 Revenues
  Strategy Machine Solutions segment revenues increased due to a $7.2 million increase in revenues from our fraud solutions and a $7.0 million increase in revenues from our consumer solutions. The revenue increase was partially offset by a $4.7 million decrease in revenues from our marketing solutions, a $1.8 million decrease in revenues from our insurance and healthcare solutions and a $0.1 million net decrease in revenues from our other strategy machine solutions. The increase in fraud solutions revenues was attributable to a significant license sale during the quarter and an increase in transaction volumes. The increase in consumer solutions revenues was partially attributable to increases in revenues derived from myFICO.com and our strategic alliance partners. The increase in consumer solutions revenue was also the result of a revision made during the quarter to the estimated period during which revenue is earned on sales of certain products that provide consumers access to multiple credit scores. The revision, which increased revenues by $3.6 million for the quarter, resulted from the completion of a study that showed that consumers were accessing their scores over a shorter period of time than initially estimated. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, lower claims volumes at some of our key customers and loss of several customer accounts.
  Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies and an increase in revenue derived from our own prescreening services.
     During the quarters ended March 31, 2006 and 2005, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 23% and 20%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
  Professional Services segment revenues increased from industry consulting services and implementation services for our Blaze Advisor software product.
  Analytic Software Tools segment revenues decreased due to a decline in sales of perpetual licenses for our Blaze Advisor software product. The decline in revenue was partially offset by increased maintenance revenue that resulted from an increase in our installed customer base.

  Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005 Revenues
  Strategy Machine Solutions segment revenues increased due to a $9.6 million increase in revenues from our consumer solutions, a $6.2 million increase in revenues from our fraud solutions and a $2.7 million increase in revenues from our collection and recovery solutions. The revenue increase was partially offset by an $11.7 million decrease in revenues from our marketing solutions, a $4.7 million decrease in revenues from our insurance and healthcare solutions, and a $0.3 million net decrease in revenues from our other strategy machine solutions. The increase in consumer solutions revenues was attributable primarily to increases in revenues derived from myFICO.com and our strategic alliance partners due to higher average selling prices and increased customer volumes. In addition, the increase in consumer solutions revenue was partially the result of a revision made during the second quarter to the estimated period during which revenue is earned on sales of certain products. The increase in fraud solutions revenues was attributable to higher license sales and an increase in transaction volumes. The increase in collections and recovery solutions revenues was attributable primarily to increases in maintenance revenues and volumes associated with transactional-based agreements. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, lower claims volumes at some of our key customers and loss of several customer accounts.
  Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies and an increase in revenue derived from our own prescreening services.
     During the six months ended March 31, 2006 and 2005, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 22% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
  Professional Services segment revenues increased from industry consulting services and implementation services for our Blaze Advisor products.
  Analytic Software Tools segment revenues were virtually unchanged from last year. An increase in sales of Model Builder software applications and maintenance revenues was offset by a decline in sales of perpetual licenses for Blaze Advisor and Decision Optimizer products.

Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2006	2005	2006	2005	Change	Change
	(In thousands)				(In thousands)
Revenues	$208,157	$196,021	100%	100%	$12,136	6%

Operating expenses:
Cost of revenues	73,144	69,648	35%	36%	3,496	5%
Research and development	21,694	18,123	10%	9%	3,571	20%
Selling, general and administrative	64,157	55,085	31%	28%	9,072	16%
Amortization of intangible assets	6,260	6,536	3%	3%	(276)	(4)%
Restructuring and acquisition-related	2,184	—	1%	—	2,184	—

Total operating expenses	167,439	149,392	80%	76%	18,047	12%

Operating income	40,718	46,629	20%	24%	(5,911)	(13)%
Interest income	3,950	1,873	1%	1%	2,077	111%
Interest expense	(2,143)	(2,031)	(1)%	(1)%	(112)	(6)%
Other expense, net	(312)	(332)	—	—	20	6%

Income before income taxes	42,213	46,139	20%	24%	(3,926)	(9)%
Provision for income taxes	15,240	11,812	7%	6%	3,428	29%

Net income	$26,973	$34,327	13%	18%	(7,354)	(21)%

Number of employees at quarter end	2,876	2,869			7	—

	Six Months Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2006	2005	2006	2005	Change	Change
	(In thousands)				(In thousands)
Revenues	$410,947	$391,567	100%	100%	$19,380	5%

Operating expenses:
Cost of revenues	140,189	139,418	34%	36%	771	1%
Research and development	44,424	39,121	11%	10%	5,303	14%
Selling, general and administrative	127,540	108,653	31%	28%	18,887	17%
Amortization of intangible assets	12,523	13,320	3%	3%	(797)	(6)%
Restructuring and acquisition-related	1,510	—	—	—	1,510	—

Total operating expenses	326,186	300,512	79%	77%	25,674	9%

Operating income	84,761	91,055	21%	23%	(6,294)	(7)%
Interest income	7,016	3,579	1%	1%	3,437	96%
Interest expense	(4,278)	(4,064)	(1)%	(1)%	(214)	(5)%
Other income (expense), net	(398)	325	—	—	(723)	—

Income before income taxes	87,101	90,895	21%	23%	(3,794)	(4)%
Provision for income taxes	31,671	28,707	8%	7%	2,964	10%

Net income	$55,430	$62,188	13%	16%	(6,758)	(11)%

     Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this method, share-based compensation expense that we recognized for the quarter and six months ended March 31, 2006, included expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. The fair value of the unvested options outstanding as of October 1, 2005 was based on the fair value estimated on the grant date in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.

     In accordance with SFAS No. 123(R), we recorded pre-tax share-based compensation expense of $10.1 million and $19.6 million during the quarter and six months ended March 31, 2006, respectively. In comparison, we recorded pre-tax share-based compensation expense of $0.2 million and $0.6 million during the quarter and six months ended March 31, 2005, respectively. Share-based compensation expense was recorded in cost of revenues, research and development, and selling, general and administrative expense.
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
     The quarter over quarter increase in cost of revenues resulted from a $4.4 million increase in personnel and other labor-related costs, a $1.2 million increase in third-party software and data and a $1.1 million net increase in other expenses. The increase was partially offset by a $3.2 million decrease in facilities and infrastructure costs. The increase in personnel and other labor-related costs was partially attributable to a $2.7 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase in personnel costs was also the result of higher outside consultant costs. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions revenues. The decrease in facilities and infrastructure costs was attributable primarily to a reduction in information system costs.
     The year-to-date period over period increase in cost of revenues resulted from a $5.3 million increase in personnel and other labor-related costs, a $0.5 million increase in third-party software and data and a $1.2 million net increase in other expenses. The increase was partially offset by a $6.2 million decrease in facilities and infrastructure costs. The increase in personnel and other labor-related costs was attributable primarily to a $5.4 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase in personnel costs was partially offset by a reduction in salary costs. The decrease in facilities and infrastructure costs was attributable primarily to a reduction in depreciation expense, lower outside costs for information systems and that fiscal 2005 included system integration costs associated with our acquisition of London Bridge Software Holdings plc.
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
     The quarter over quarter increase in research and development expenditures was attributable to an increase in research and development personnel and related costs of $2.5 million, which included a $1.5 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase was also partially the result of a $1.0 million increase in facilities and infrastructure costs.
     The year-to-date period over period increase in research and development expenditures was attributable to an increase in research and development personnel and related costs of $3.9 million, which included a $3.3 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase was also partially the result of a $1.4 million increase in facilities and infrastructure costs.
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

     The quarter over quarter increase in selling, general and administrative expenses was attributable to an $8.5 million increase in personnel and other labor-related costs and a $0.6 million net increase in other expenses. The increase in personnel and labor-related costs was attributable primarily to a $5.7 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R), and higher salary costs.
     The year-to-date period over period increase in selling, general and administrative expenses was attributable to a $17.9 million increase in personnel and other labor-related costs and a $1.0 million net increase in other expenses. The increase in personnel and labor-related costs resulted primarily from a $10.2 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R), higher salary costs and higher commission costs.
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
     The quarter over quarter and year-to-date period over period declines in amortization expense was attributable to certain intangible assets becoming fully amortized in the prior year.
     Restructuring and Acquisition-Related
     During the quarter ended March 31, 2006, we recorded costs of $2.2 million in connection with an abandoned acquisition, consisting of third-party legal, accounting and other professional fees.
     During the six months ended March 31, 2006, we recorded a $0.7 million gain due to the sublease of office space that we had exited in fiscal 2002. The gain resulted from an adjustment to the liability established for the exit of the lease space and a refund received for past rent paid to the landlord.
     At March 31, 2006, accrued restructuring and acquisition related costs were $3.0 million, of which $2.7 million was classified as current.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter and year-to-date period over period increase in interest income was attributable to higher interest and investment income yields due to market conditions and to a lesser extent higher average cash and investment balances. The increase in cash and investment balances resulted principally from cash provided by operating activities and proceeds received from the exercise of employee stock options.
     Interest Expense
     Interest expense recorded during the quarter and six months ended March 31, 2006, relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and was consistent with the interest expense related to the Senior Notes recorded by us during the quarter and six months ended March 31, 2005.
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
     The year-to-date period over period decline in other income (expense), net was due to foreign exchange losses of $0.4 million that were recognized in the six months ended March 31, 2006, compared to essentially no impact on earnings from foreign exchange in the six months ended March 31, 2005.

     Provision for Income Taxes
     Our effective tax rate was 36.1% and 25.6% during the quarters ended March 31, 2006 and 2005, respectively, and 36.4% and 31.6% during the six months ended March 31, 2006 and 2005, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. Our effective tax rate during the quarter and six months ended March 31, 2005 was impacted by the recognition of $6.0 million of tax benefits related to prior years. These benefits were determined in conjunction with tax studies we performed with outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The tax benefits recognized reflect our estimate of the effect of amended tax returns filed for fiscal 1998 through 2003. These tax benefits reduced our effective tax rate by 12.9% during the quarter ended March 31, 2005.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended			Period-to-Period
	March 31,		Period-to-Period	Percentage
Segment	2006	2005	Change	Change
		(In thousands)
Strategy Machine Solutions	$22,547	$14,385	$8,162	57%
Scoring Solutions	26,504	22,511	3,993	18%
Professional Services	5,325	6,095	(770)	(13)%
Analytic Software Tools	(1,348)	3,835	(5,183)	—

Segment operating income	53,028	46,826	6,202	13%
Unallocated share-based compensation	(10,126)	(197)	(9,929)	—
Unallocated restructuring and acquisition-related	(2,184)	—	(2,184)	—

Operating income	$40,718	$46,629	(5,911)	(13)%

	Six Months Ended			Period-to-Period
	March 31,		Period-to-Period	Percentage
Segment	2006	2005	Change	Change
		(In thousands)
Strategy Machine Solutions	$43,167	$34,871	$8,296	24%
Scoring Solutions	56,038	44,291	11,747	27%
Professional Services	7,243	8,424	(1,181)	(14)%
Analytic Software Tools	(537)	4,099	(4,636)	—

Segment operating income	105,911	91,685	14,226	16%
Unallocated share-based compensation	(19,640)	(630)	(19,010)	—
Unallocated restructuring and acquisition-related	(1,510)	—	(1,510)	—

Operating income	$84,761	$91,055	(6,294)	(7)%

     The quarter over quarter decrease in operating income was attributable primarily to increased share-based compensation expense due to the adoption of SFAS No. 123(R), partially offset by the impact of an increase in segment revenues. At the segment level, the increase in segment operating income was driven by increases of $8.2 million and $4.0 million in segment operating income within our Strategy Machine Solutions and Scoring Solutions segments, respectively, partially offset by a $5.2 million and $0.8 million decrease in segment operating income within our Analytic Software Tools and Professional Services segments, respectively. The increase in Strategy Machine Solutions segment operating income was attributable to increases in sales of higher margin product offerings, while overall operating costs have remained essentially unchanged. Operating costs for Strategy Machines Solutions included increased third-party data costs that were driven by higher consumer solutions sales volumes, but this impact was offset by other cost reductions. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies and an increase in revenues derived from our own prescreening services. Operating income for Scoring Solutions also increased due to lower infrastructure and personnel costs. We believe that operating income as a percentage of revenues in our Scoring Solutions segment may decline in the future due to lower operating margins on new products. In our Analytic Software Tools segment, the decline in segment operating income was due to a decrease in sales of perpetual licenses, as well as increased product development and sales costs. The decrease in Professional Services segment operating income was the result of higher personnel and outside consultant costs, which more than offset the impact of increased revenue.
     The year-to-date period over period decrease in operating income was attributable primarily to increased share-based compensation expense due to the adoption of SFAS No. 123(R), partially offset by the impact of an increase in segment revenues. At the segment level, the increase in segment operating income was driven by increases of $11.7 million and $8.3 million in segment operating income within our Scoring Solutions and Strategy Machine Solutions segments, respectively, partially offset by a $4.6 million and $1.2 million decrease in segment operating income within our Analytic Software Tools and Professional Services segment, respectively. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies and an increase in revenues derived from our own prescreening services. Operating income for Scoring Solutions also increased due to lower infrastructure and personnel costs. The increase in Strategy Machine Solutions segment operating income was attributable to increases in sales of higher margin product offerings and a decline in personnel costs, partially offset by the impact of revenue declines we experienced in marketing solutions and insurance and healthcare solutions. In our Analytic Software Tools segment, the decline in segment operating income was due to a decrease in sales of perpetual licenses as well as increased product development and sales costs. The decrease in Professional Services segment operating income was the result of higher personnel and outside consultant costs.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $119.6 million during the six months ended March 31, 2005, to $109.7 million during the six months ended March 31, 2006. The decrease in operating cash flows primarily resulted from a $17.5 million prepayment (net of revenue recognized) that we received in the prior year from a single customer for future services.
     Cash Flows from Investing Activities
     Net cash used in investing activities totaled $4.3 million during the six months ended March 31, 2006, compared to net cash provided by investing activities of $15.5 million during the six months ended March 31, 2005. The change in cash flows from investing activities was attributable to a $31.8 million decline in proceeds from sales and maturities of marketable securities, net of purchases, during the six months ended March 31, 2006, $32.6 million in cash paid for acquisitions, due to our acquisition of Braun Consulting in November 2004, and $22.7 million in cash proceeds related to our disposition of London Bridge Phoenix Software, Inc., a subsidiary of London Bridge, in November 2004.
     Cash Flows from Financing Activities
     Net cash provided by financing activities totaled $35.5 million in the six months ended March 31, 2006, compared to net cash used in financing activities of $102.4 million during the six months ended March 31, 2005. The change in cash flows from financing activities was primarily due to a $114.3 million decrease in common stock repurchased and an $18.2 million increase in cash proceeds from common stock issued under employee stock option and purchase plans.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the six months ended March 31, 2006, we expended $12.8 million in connection with our repurchase of common stock under such programs. In August 2005, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $200.0 million. Through March 31, 2006, we had repurchased 976,700 shares of our common stock under this program for an aggregate cost of $41.3 million.

     Dividends
     During the quarter ended March 31, 2006, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Credit Agreement
     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2007. Under the agreement, as amended, we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million. As of March 31, 2006, no borrowings were outstanding under this agreement, and we were in compliance with all related covenants. As of March 31, 2006, this credit facility served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit.
     Capital Resources and Liquidity Outlook
     As of March 31, 2006, we had $423.5 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1 to the accompanying condensed consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.
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
     We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. As a result of our sales cycle, license revenue and operating results may vary significantly from period to period. The sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.
We typically have revenue transactions concentrated in the final weeks of a quarter which may prevent accurate forecasting of our financial results and cause our stock price to decline.
     Large portions of our software license agreements are consummated in the weeks immediately preceding quarter end. Before these agreements are consummated, however, we create and rely on forecasted revenues for planning, modeling and earnings guidance. Forecasts, however, are only estimates and actual results may vary for a particular quarter or longer periods of time. Consequently, significant discrepancies between actual and forecasted results could limit our ability to plan, budget or provide accurate guidance, which could adversely affect our stock price. Any publicly-stated revenue or earnings projections are subject to this risk.
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
     Our business requires the appropriate and secure utilization of consumer and other sensitive information. Internet-based, electronic commerce requires the secure transmission of confidential information over public networks, and several of our products are accessed through the Internet, including our consumer services accessible through the www.myFICO.com website. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access our net sourced products, consumer services and proprietary database information.
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
     During the economic slowdown in the United States and in Europe in recent years, companies in many industries delayed or reduced technology purchases, and we experienced softened demand for our decisioning solutions and other products and services. If the current improvement in economic conditions in the U.S. and Europe slows or reverses, or if there is an escalation in regional or continued global conflicts or terrorism, we may experience reductions in capital expenditures by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business and results of operations.
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
Due to changes in accounting rules, we are now incurring significant compensation charges related to share-based payment awards.
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
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2006 and September 30, 2005:

	March 31, 2006			September 30, 2005
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
			(In thousands)
Cash and cash equivalents	$223,505	$223,463	4.32%	$82,883	$82,880	3.23%
Short-term investments	165,587	164,997	4.24%	146,543	146,088	3.26%
Long-term investments	30,537	30,234	4.26%	53,002	52,503	3.73%

	$419,629	$418,694	4.29%	$282,428	$281,471	3.34%

     We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, including the new notes issued in the exchange offer completed on March 31, 2005, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at March 31, 2006 and September 30, 2005:

	March 31, 2006			September 30, 2005
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Notes	$400,000	$400,000	$418,000	$400,000	$400,000	$446,497
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2006:

	Contract Amount
	Foreign		Fair Value
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP 4,000	$6,926	$—
EURO (EUR)	EUR 1,000	1,205	—
Japanese Yen (YEN)	YEN 80,000	680	—

		$8,811	$—

     The forward foreign currency contracts were all entered into on March 31, 2006, therefore, the fair value was $0 on that date.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff is seeking unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. The plaintiff has brought a motion for class certification and a motion for summary judgment in his favor and against the defendants. We have filed briefs in opposition to the plaintiff’s motions.
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
Item 6. Exhibits

Exhibit
Number	Description
10.1	Management Incentive Plan, Fiscal 2006. (Incorporated by reference to Fair Isaac’s Current Report on Form 8-K filed on March 3, 2006.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: May 9, 2006	By	/s/ CHARLES M. OSBORNE

Charles M. Osborne
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: May 9, 2006	By	/s/ MICHAEL J. PUNG

Michael J. Pung
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2006

Exhibit
Number	Description
10.1	Management Incentive Plan, Fiscal 2006.	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically