Form 10-Q
period 2006-06-30
FAIR ISAAC CORP
filed 2006-08-08
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on July 31, 2006 was 62,876,783 (excluding 25,980,000 shares held by the Company as treasury stock).

 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$133,964	$82,880
Marketable securities available for sale, current portion	182,170	146,088
Receivables, net	161,021	156,375
Prepaid expenses and other current assets	20,535	20,249
Deferred income taxes	3,064	7,088

Total current assets	500,754	412,680

Marketable securities available for sale, less current portion	34,856	56,926
Other investments	2,161	2,161
Property and equipment, net	55,433	48,436
Goodwill	692,327	688,683
Intangible assets, net	96,473	114,623
Deferred income taxes	24,758	19,902
Other assets	5,464	7,650

	$1,412,226	$1,351,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,489	$11,579
Accrued compensation and employee benefits	30,932	31,373
Other accrued liabilities	51,841	39,368
Deferred revenue	50,364	55,837

Total current liabilities	149,626	138,157

Senior convertible notes	400,000	400,000
Other liabilities	5,339	7,810

Total liabilities	554,965	545,967

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 62,770 and 63,836 shares outstanding at June 30, 2006 and September 30, 2005, respectively)	628	638
Paid-in-capital	1,063,186	1,037,524
Treasury stock, at cost (26,087 and 25,021 shares at June 30, 2006 and September 30, 2005, respectively)	(831,284)	(775,746)
Unearned compensation	—	(1,284)
Retained earnings	624,007	546,450
Accumulated other comprehensive income (loss)	724	(2,488)

Total stockholders’ equity	857,261	805,094

	$1,412,226	$1,351,061

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$207,129	$203,807	$618,076	$595,374

Operating expenses:
Cost of revenues (1)	71,497	68,339	211,686	207,757
Research and development	21,370	21,176	65,794	60,297
Selling, general and administrative (1)	66,338	59,126	193,878	167,779
Amortization of intangible assets (1)	6,302	6,320	18,825	19,640
Restructuring and acquisition-related	5,290	—	6,800	—

Total operating expenses	170,797	154,961	496,983	455,473

Operating income	36,332	48,846	121,093	139,901
Interest income	4,317	2,295	11,333	5,874
Interest expense	(2,155)	(2,142)	(6,433)	(6,206)
Other income, net	551	8	153	333

Income before income taxes	39,045	49,007	126,146	139,902
Provision for income taxes	13,042	12,395	44,713	41,102

Net income	$26,003	$36,612	$81,433	$98,800

Earnings per share:
Basic	$0.41	$0.55	$1.27	$1.47

Diluted	$0.40	$0.53	$1.23	$1.34

Shares used in computing earnings per share:
Basic	63,664	66,215	64,303	67,247

Diluted	64,973	68,531	66,003	75,661

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

							Accumulated
	Common Stock						Other	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	Income (Loss)	Equity	Income
Balance at September 30, 2005	63,836	$638	$1,037,524	$(775,746)	$(1,284)	$546,450	$(2,488)	$805,094
Share-based compensation			30,024	—	—	—	—	30,024
Exercise of stock options	1,779	18	(8,575)	55,502	—	—	—	46,945
Tax benefit from exercised stock options	—	—	9,260	—	—	—	—	9,260
Reclassification due to the adoption of SFAS No. 123(R)	—	—	(1,284)	—	1,284	—	—	—
Forfeitures of restricted stock	(22)	—	51	(51)	—	—	—	—
Repurchases of common stock	(3,237)	(32)	—	(124,075)	—	—	—	(124,107)
Issuance of ESPP shares from treasury	300	3	(185)	9,458	—	—	—	9,276
Issuance of restricted stock to employees from treasury	114	1	(3,629)	3,628	—	—	—	—
Dividends paid	—	—	—	—	—	(3,876)	—	(3,876)
Net income	—	—	—	—	—	81,433	—	81,433	$81,433
Unrealized gains on investments	—	—	—	—	—	—	37	37	37
Cumulative translation adjustments	—	—	—	—	—	—	3,175	3,175	3,175

Balance at June 30, 2006	62,770	$628	$1,063,186	$(831,284)	$—	$624,007	$724	$857,261	$84,645

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$81,433	$98,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,529	39,261
Share-based compensation	30,024	1,092
Deferred income taxes	(2,724)	13,575
Tax benefit from exercised stock options	9,260	6,494
Excess tax benefits from share-based payment arrangements	(6,097)	—
Net amortization of premium on marketable securities	76	340
Provision for doubtful accounts	1,329	2,894
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(4,869)	(12,855)
Prepaid expenses and other assets	1,461	(693)
Accounts payable	4,480	(1,010)
Accrued compensation and employee benefits	(598)	(2)
Other liabilities	9,355	(15,776)
Deferred revenue	(5,748)	18,032

Net cash provided by operating activities	153,911	150,152

Cash flows from investing activities:
Purchases of property and equipment	(24,321)	(14,009)
Collections of note receivable from sale of product line	500	500
Cash paid for acquisition, net of cash acquired	—	(32,567)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	—	22,672
Purchases of marketable securities	(134,933)	(195,137)
Proceeds from sales of marketable securities	26,240	109,023
Proceeds from maturities of marketable securities	95,128	105,914
Investment in cost-method investee	—	(600)

Net cash used in investing activities	(37,386)	(4,204)

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	56,221	49,353
Dividends paid	(3,876)	(4,041)
Repurchases of common stock	(124,107)	(231,834)
Excess tax benefits from share-based payment arrangements	6,097	—

Net cash used in financing activities	(65,665)	(186,522)

Effect of exchange rate changes on cash and cash equivalents	224	(370)

Increase (decrease) in cash and cash equivalents	51,084	(40,944)
Cash and cash equivalents, beginning of period	82,880	134,070

Cash and cash equivalents, end of period	$133,964	$93,126

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$22,164	$21,451
Cash paid for interest	$3,000	$3,000
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
includes expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. Results for prior periods have not been restated.
          Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows within our consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the $6.1 million excess tax benefit that is classified as a financing cash inflow on the accompanying condensed consolidated statements of cash flows for the nine months ended June 30, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).
          We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock and common stock to officers, key employees and non-employee directors. Under the 1992 Plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under this plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of this plan shall not exceed 5,062,500 shares. As of June 30, 2006, 754,751 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of June 30, 2006, 1,449,318 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. We also maintain individual stock option plans for certain of our executive officers and the chairman of the board. There are no shares available for future grants under these plans. Stock option awards granted during the quarter and nine months ended June 30, 2006 have a maximum term of seven years and vest ratably over four years. Stock option awards granted prior to October 1, 2005 typically have a maximum term of ten years and vest ratably over four years.
          We assumed all outstanding stock options held by former employees and non-employee directors of HNC Software, Inc. (“HNC”), who as of our acquisition date, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of June 30, 2006, 1,479,987 shares remained available for future grant under these option plans.
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
          The following table summarizes the share-based compensation expense included in operating expense captions that we recorded within the accompanying condensed consolidated statements of income:

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Cost of revenues	$2,722	$79	$8,265	$190
Research and development	1,661	36	5,061	87
Selling, general and administrative	6,001	347	16,698	815

	$10,384	$462	$30,024	$1,092

          We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the quarter and nine months ended June 30, 2006. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis over the vesting period of the options.
          We used the following assumptions to estimate the fair value of share-based payment awards:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Stock Options:	2006	2005	2006	2005
Average expected term (years)	4.75	4.00	4.75	4.00
Expected volatility	30%	40%	29%	48%
Risk-free interest rate (range)	4.8–5.2%	3.8%	4.2–5.2%	3.2–3.8%
Expected dividend yield	0.2%	0.2%	0.2%	0.2%
          The following table shows summarizes option activity during the nine months ended June 30, 2006:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)
Outstanding at October 1, 2005	13,815	$29.14
Granted	3,247	43.25
Exercised	(1,779)	26.38
Forfeited	(1,071)	36.70

Outstanding at June 30, 2006	14,212	32.14	6.36	$87,113

Options exercisable at June 30, 2006	6,676	26.87	5.33	$68,796

          The weighted average fair value of options granted during the nine months ended June 30, 2006 was $13.85. The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 10.1 million shares that had exercise prices that were lower than the $36.31 market price of our common stock at June 30, 2006. The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $32.2 million, determined as of the date of exercise.
          At September 30, 2005 we had 40,219 non-vested restricted stock awards that had a weighted average grant date fair value of $20.40 and at June 30, 2006 we had 151,763 non-vested restricted stock awards that had a weighted average grant date fair value of $31.83.
          We recorded $29.3 million in share-based compensation expense for stock options and purchases under the Purchase Plan and $0.7 million in share-based compensation expense for restricted stock awards for the nine months ended June 30, 2006. The total tax benefit related to this share-based compensation expense was $10.7 million for the nine months ended June 30, 2006. As of June 30, 2006, there was $80.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.3 years.
          We received $56.2 million in cash from option exercises and issuances of stock under the Purchase Plan for the nine months ended June 30, 2006. The actual tax benefit that we realized for the tax deductions from option exercises of the share-based payment arrangements totaled $9.8 million for that period.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          Due primarily to our ongoing program of repurchasing shares on the open market, at June 30, 2006 we had 26.1 million treasury shares. We satisfy option exercises from this pool of treasury shares.
          The following table illustrates the effect on our net income and earnings per share for the quarter and nine months ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123(R) to share-based compensation using the Black-Scholes valuation model.

		Nine Months
	Quarter Ended	Ended
	June 30,	June 30,
(In thousands, except per share data)	2005	2005
Net income, as reported	$36,612	$98,800
Add: Share-based employee compensation expense included in reported net income, net of tax	284	672
Deduct: Share-based employee compensation expense determined Under fair value based method for all awards, net of tax	(6,746)	(21,725)

Proforma net income including share-based compensation	$30,150	$77,747

Earnings per share, as reported:
Basic	$0.55	$1.47

Diluted	$0.53	$1.34

Proforma earnings per share — including share-based compensation:
Basic	$0.46	$1.16

Diluted	$0.44	$1.06

New Accounting Pronouncement Not Yet Adopted
          In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. We are in the process of determining what effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.
2. Amortization of Intangible Assets
          Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Cost of revenues	$3,741	$3,696	$11,169	$11,149
Selling, general and administrative	2,561	2,624	7,656	8,491

	$6,302	$6,320	$18,825	$19,640

          Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $96.5 million and $114.6 million, net of accumulated amortization of $78.0 million and $58.9 million, as of June 30, 2006 and September 30, 2005, respectively.
3. Restructuring and Acquisition-Related Expenses
          The following table summarizes our restructuring and acquisition-related accruals associated with our June 2006 restructuring

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
activities, fiscal 2005 Braun acquisition, fiscal 2004 London Bridge acquisition, and certain other Fair Isaac facility closures. The current portion and non-current portion is recorded in other accrued current liabilities, other compensation and employee benefits and other long-term liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at				Accrual at
	September 30,	Expense	Cash		June 30,
	2005	Additions	Payments	Reversals	2006
	(In thousands)
Facilities charges	$6,361	$151	$(3,374)	$(164)	$2,974
Employee separation	—	5,139	(1,403)	—	3,736

	$6,361	$5,290	$(4,777)	$(164)	$6,710

Less: current portion	(3,721)				(6,343)

Non-current	$2,640				$367

          During the quarter ended June 30, 2006, in connection with a restructuring initiative, we incurred charges totaling $5.3 million. The charges included $5.1 million for severance costs associated with a reduction of 190 employees primarily in product management, delivery and development functions. Cash payments for the majority of these severance costs were either paid in the current quarter or will be paid in the fourth quarter of fiscal 2006. We also recognized a $0.2 million charge associated with the abandonment of leased office space representing future cash obligations under the lease.
          During the nine months ended June 30, 2006, we also recorded a $0.7 million gain due to the sublease of office space that we had exited in fiscal 2002. The gain resulted from an adjustment to the liability established for the exit of the lease space and a refund received for past rent paid to the landlord. In addition, we recorded costs of $2.2 million in connection with an abandoned acquisition, consisting of third-party legal, accounting and other professional fees.
          In July 2006, we announced our decision to vacate excess leased space in the fourth quarter of fiscal 2006. See Note 8 for additional information.
4. Earnings Per Share
          The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator for basic earnings per share — net income	$26,003	$36,612	$81,433	$98,800
Interest expense on senior convertible notes, net of tax	1	1	3	2,468

Numerator for diluted earnings per share	$26,004	$36,613	$81,436	$101,286

Denominator — shares:
Basic weighted-average shares	63,664	66,215	64,303	67,247
Effect of dilutive securities	1,309	2,316	1,700	8,414

Diluted weighted-average shares	64,973	68,531	66,003	75,661

Earnings per share:
Basic	$0.41	$0.55	$1.27	$1.47

Diluted	$0.40	$0.53	$1.23	$1.34

          The computation of diluted EPS for the quarters ended June 30, 2006 and 2005, excludes options to purchase approximately 3,868,000 and 3,665,000 shares of common stock, respectively, and for the nine months ended June 30, 2006 and 2005, excludes options to purchase approximately 2,349,000 and 3,946,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive. Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
diluted earnings per share calculation, regardless of whether the market price conversion triggers are then met. The computation for diluted EPS for the quarter and nine months ended June 30, 2005 includes approximately 7,000 and 6,036,000, respectively, shares of common stock issuable upon conversion of our 1.5% Senior Convertible Notes. Effective with the March 31, 2005 exchange of Senior Convertible Notes for New Senior Convertible Notes (“New Notes”), the dilutive effect of the New Notes is calculated using the treasury stock method.
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
          The following tables summarize segment information for the quarters and nine months ended June 30, 2006 and 2005:

	Quarter Ended June 30, 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$114,820	$43,745	$36,714	$11,850	$207,129
Operating expenses	(93,330)	(16,533)	(34,272)	(10,988)	(155,123)

Segment operating income	$21,490	$27,212	$2,442	$862	52,006

Unallocated share-based compensation expense					(10,384)
Unallocated restructuring and acquisition-related expense					(5,290)

Operating income					36,332
Unallocated interest income					4,317
Unallocated interest expense					(2,155)
Unallocated other income, net					551

Income before income taxes					$39,045

Depreciation and amortization	$7,707	$2,011	$1,779	$795	$12,292

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended June 30, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$115,092	$40,741	$33,203	$14,771	$203,807
Operating expenses	(100,944)	(15,690)	(28,214)	(9,651)	(154,499)

Segment operating income	$14,148	$25,051	$4,989	$5,120	49,308

Unallocated share-based compensation expense					(462)

Operating income					48,846
Unallocated interest income					2,295
Unallocated interest expense					(2,142)
Unallocated other income, net					8

Income before income taxes					$49,007

Depreciation and amortization	$7,342	$2,877	$1,650	$853	$12,722

	Nine Months Ended June 30 , 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$345,658	$131,669	$108,236	$32,513	$618,076
Operating expenses	(281,001)	(48,419)	(98,551)	(32,188)	(460,159)

Segment operating income	$64,657	$83,250	$9,685	$325	157,917

Unallocated share-based compensation expense					(30,024)
Unallocated restructuring and acquisition related expense					(6,800)

Operating income					121,093
Unallocated interest income					11,333
Unallocated interest expense					(6,433)
Unallocated other income, net					153

Income before income taxes					$126,146

Depreciation and amortization	$23,706	$5,805	$4,805	$2,213	$36,529

	Nine Months Ended June 30, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$344,156	$119,512	$96,253	$35,453	$595,374
Operating expenses	(295,137)	(50,170)	(82,840)	(26,234)	(454,381)

Segment operating income	$49,019	$69,342	$13,413	$9,219	140,993

Unallocated share-based compensation expense					(1,092)

Operating income					139,901
Unallocated interest income					5,874
Unallocated interest expense					(6,206)
Unallocated other income, net					333

Income before income taxes					$139,902

Depreciation and amortization	$23,246	$8,995	$4,951	$2,069	$39,261

6. Income Taxes
          Our effective tax rate was 33.4% and 25.3% during the quarters ended June 30, 2006 and 2005, respectively, and 35.4% and 29.4% during the nine months ended June 30, 2006 and 2005, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          Our effective tax rate during the quarter ended June 30, 2005 was impacted by the recognition of $4.4 million of tax benefits related to prior years. These benefits were determined in conjunction with tax studies we performed with outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The tax benefits recognized reflect our estimate of the effect of amended tax returns filed for fiscal 2002 through 2004. These tax benefits reduced our effective tax rate by 8.9% during the quarter ended June 30, 2005.
          In addition to the $4.4 million adjustment recorded in the quarter ended June 30, 2005, tax expense for the nine months ended June 30, 2005 was also reduced by a $6.0 million adjustment that resulted from the recognition of tax benefits related to prior years. This adjustment was the result of a tax study we performed with outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The adjustment reflects our estimate of the effect of amended tax returns for fiscal 1998 through 2003. These tax benefits reduced our effective tax rate by 7.4% during the nine months ended June 30, 2005.
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
     Customer Claims
          We are party to two separate lawsuits involving two different customers who have asserted that our performance under professional services contracts with such customers has caused them to incur damages. One customer’s lawsuit is pending in the United States District Court for the Central District of California, and the other is pending as a counterclaim to a collection lawsuit that we commenced in the United States District Court for the Southern District of Texas. The customers in these matters have claimed damages in excess of $10 million. We believe that these claims are without merit, and we intend to contest them vigorously. We also believe that the resolution of these claims will not result in a material adverse impact to our consolidated financial condition.
     Putative Consumer Class Action Lawsuits
          We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff is seeking unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit, and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. The plaintiff has brought a motion for class certification and a motion for summary judgment in his favor and against the defendants. We have filed briefs in opposition to the plaintiff’s motions. We believe that the resolution of this claim will not result in a material adverse impact to our consolidated financial condition.
          We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myFICO.com website. The plaintiff also claims that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff has sought certification of a class on behalf of all individuals who purchased credit score products from us on the myFICO.com website in the five year period prior to the filing of the Complaint on January 18, 2005. Plaintiff seeks unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. On April 22, 2005, we brought a motion to dismiss the plaintiff’s claims. On June 27, 2005, the Court granted our motion, in part, by dismissing certain of the plaintiff’s claims under the CSA. The plaintiff has brought motions for

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
summary judgment and for class certification. We intend to oppose both motions, and we believe that the resolution of this claim will not result in a material adverse impact to our consolidated financial condition.
     Braun Consulting, Inc.
          Braun (which we acquired in November 2004) was a defendant in a lawsuit filed on November 26, 2001, in the United States District Court for the Southern District of New York (Case No. 01 CV 10629) that alleges violations of federal securities laws in connection with Braun’s initial public offering in August 1999. This lawsuit is among approximately 300 coordinated putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings. As successor in interest to Braun, we have entered into a Stipulation and Agreement of Settlement, pursuant to a Memorandum of Understanding, along with most of the other defendant issuers in this coordinated litigation, whereby such issuers and their officers and directors will be dismissed with prejudice, subject to the satisfaction of certain conditions, including, among others, approval of the court. Under the terms of this agreement, we will not pay any amount of the settlement.
8. Subsequent Event
          In July 2006, we decided to vacate excess leased space located in California in the fourth quarter of fiscal 2006. As a result of this action, we expect to incur a charge of approximately $13.0 million (or $8.4 million after tax) in the fourth quarter of fiscal 2006, which represents future cash lease obligations, net of anticipated sublease income. We expect that the future lease obligations will be paid out over the next five years, which represents the remaining term of the lease. The charge will be classified in restructuring and acquisition-related expense within our consolidated statement of income.

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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended June 30, 2006, 72% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 74% and 75% of our revenues during the quarters ended June 30, 2006 and 2005, respectively, and 75% and 77% of our revenues for the nine months ended June 30, 2006 and 2005, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended June 30, 2006, we achieved new bookings of $94.5 million, including eight deals with bookings values of $3.0 million or more. In comparison, new bookings in the prior year quarter ended June 30, 2005 were $143.3 million, including nine deals with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $62.2 million and $52.3 million during the quarters ended June 30, 2006 and 2005, respectively, representing 30% and 26% of total consolidated revenues in each of these periods. International revenues totaled $170.5 million and $152.3 million during the nine months ended June 30, 2006 and 2005, respectively, representing 28% and 26% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters and nine months ended June 30, 2006 and 2005, are set forth in Note 5 to the accompanying condensed consolidated financial statements.
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	June 30,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2006	2005	2006	2005	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$114,820	$115,092	55%	57%	$(272)	—
Scoring Solutions	43,745	40,741	21%	20%	3,004	7%
Professional Services	36,714	33,203	18%	16%	3,511	11%
Analytic Software Tools	11,850	14,771	6%	7%	(2,921)	(20)%

Total revenues	$207,129	$203,807	100%	100%	3,322	2%

	Nine Months Ended					Period-to-Period
	June 30,		Percentage of Revenues		Period-to-Period	Percentage
	2006	2005	2006	2005	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$345,658	$344,156	56%	58%	$1,502	—
Scoring Solutions	131,669	119,512	21%	20%	12,157	10%
Professional Services	108,236	96,253	18%	16%	11,983	12%
Analytic Software Tools	32,513	35,453	5%	6%	(2,940)	(8)%

Total revenues	$618,076	$595,374	100%	100%	22,702	4%

     Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005 Revenues
     Strategy Machine Solutions segment revenues declined due to a $4.2 million decrease in revenues from our marketing solutions, a $1.7 million decrease in revenues from our insurance and healthcare solutions and a $0.1 million net decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $4.5 million increase in revenues from our fraud solutions and a $1.2 million increase in revenues from our collections and recovery solutions. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, lower claims volumes at some of our key customers and loss of several customer accounts. The increase in fraud solutions revenues was attributable to an increase in license sales and an increase in transaction volumes. The increase in collections and recovery solutions revenues was due to an increase in perpetual license sales.
     Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies and, to a lesser extent, an increase in revenue derived from our own prescreening services and our expansion scoring product.
     During the quarters ended June 30, 2006 and 2005, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 22% and 20%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased from industry consulting services and predictive modeling services. The increase in industry consulting services revenue resulted from initiatives to expand our professional service offerings into additional industry markets.
     Analytic Software Tools segment revenues decreased due to a decline in sales of perpetual licenses for our Blaze Advisor software product.
     Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005 Revenues
     Strategy Machine Solutions segment revenues increased due to a $10.7 million increase in revenues from our fraud solutions, a $10.0 million increase in revenues from our consumer solutions and a $3.9 million increase in revenues from our collections and recovery solutions. The revenue increase was partially offset by a $15.9 million decrease in revenues from our marketing solutions, a $6.4 million decrease in revenues from our insurance and healthcare solutions, and a $0.8 million decrease in revenues from our other strategy machine solutions. The increase in fraud solutions revenues was attributable to higher license sales and an increase in transaction volumes. The increase in consumer solutions revenues was partially attributable to increases in revenues derived from myFICO.com and our strategic alliance partners. The increase in consumer solutions revenue was also the result of a revision made during the second quarter of fiscal 2006 to the estimated period during which revenue is earned on sales of certain products that provide consumers access to multiple credit scores. The revision, which increased revenues by $3.6 million, resulted from the completion of a study that showed that consumers were accessing their scores over a shorter period of time than initially estimated. The increase in collections and recovery solutions revenues was attributable primarily to an increase in license sales. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers, which resulted from industry consolidation. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base, lower claims volumes at some of our key customers and loss of several customer accounts.

     Scoring Solutions segment revenues increased primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies and an increase in revenue derived from our own prescreening services.
     During the nine months ended June 30, 2006 and 2005, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 22% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased from industry consulting services, implementation services for our Blaze Advisor products and predictive modeling services. The increase in industry consulting services revenue resulted from initiatives to expand our professional service offerings into additional industry markets.
     Analytic Software Tools segment revenues decreased due to a decline in sales of perpetual licenses for our Blaze Advisor software product. The decline was partially offset by an increase in sales of Model Builder software products.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	June 30,		Percentage of Revenues		Period-to-Period	Percentage
	2006	2005	2006	2005	Change	Change
	(In thousands)				(In thousands)
Revenues	$207,129	$203,807	100%	100%	$3,322	2%

Operating expenses:
Cost of revenues	71,497	68,339	35%	34%	3,158	5%
Research and development	21,370	21,176	10%	10%	194	1%
Selling, general and administrative	66,338	59,126	32%	29%	7,212	12%
Amortization of intangible assets	6,302	6,320	3%	3%	(18)	—
Restructuring and acquisition-related	5,290	—	2%	—	5,290	—

Total operating expenses	170,797	154,961	82%	76%	15,836	10%

Operating income	36,332	48,846	18%	24%	(12,514)	(26)%
Interest income	4,317	2,295	2%	1%	2,022	88%
Interest expense	(2,155)	(2,142)	(1)%	(1)%	(13)	—
Other income, net	551	8	—	—	543	—

Income before income taxes	39,045	49,007	19%	24%	(9,962)	(20)%
Provision for income taxes	13,042	12,395	6%	6%	647	5%

Net income	$26,003	$36,612	13%	18%	(10,609)	(29)%

Number of employees at quarter end	2,840	2,804			36	1%

	Nine Months Ended					Period-to-Period
	June 30,		Percentage of Revenues		Period-to-Period	Percentage
	2006	2005	2006	2005	Change	Change
	(In thousands)				(In thousands)
Revenues	$618,076	$595,374	100%	100%	$22,702	4%

Operating expenses:
Cost of revenues	211,686	207,757	34%	36%	3,929	2%
Research and development	65,794	60,297	11%	10%	5,497	9%
Selling, general and administrative	193,878	167,779	31%	28%	26,099	16%
Amortization of intangible assets	18,825	19,640	3%	3%	(815)	(4)%
Restructuring and acquisition-related	6,800	—	1%	—	6,800	—

Total operating expenses	496,983	455,473	80%	77%	41,510	9%

Operating income	121,093	139,901	20%	23%	(18,808)	(13)%
Interest income	11,333	5,874	1%	1%	5,459	93%
Interest expense	(6,433)	(6,206)	(1)%	(1)%	(227)	(4)%
Other income, net	153	333	—	—	(180)	(54)%

Income before income taxes	126,146	139,902	20%	23%	(13,756)	(10)%
Provision for income taxes	44,713	41,102	7%	6%	3,611	9%

Net income	$81,433	$98,800	13%	17%	(17,367)	(18)%

     Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this method, share-based compensation expense that we recognized for the quarter and nine months ended June 30, 2006, included expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. The fair value of the unvested options outstanding as of October 1, 2005 was based on the fair value estimated on the grant date in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.
     In accordance with SFAS No. 123(R), we recorded pre-tax share-based compensation expense of $10.4 million and $30.0 million during the quarter and nine months ended June 30, 2006, respectively. In comparison, we recorded pre-tax share-based compensation expense of $0.5 million and $1.1 million during the quarter and nine months ended June 30, 2005, respectively. Share-based compensation expense was recorded in cost of revenues, research and development, and selling, general and administrative expense.
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
     The quarter over quarter increase in cost of revenues resulted from a $5.1 million increase in personnel and other labor-related costs, and a $1.1 million net increase in other expenses. The increase was partially offset by a $1.8 million decrease in third-party software and data and a $1.2 million decrease in facilities and infrastructure costs. The increase in personnel and other labor-related costs was partially attributable to a $2.6 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase in personnel costs was also the result of higher outside consultant costs. The decline in third-party software and data costs was attributable primarily to a decrease in insurance and healthcare solution costs, which resulted from lower revenues and lower costs associated with consumer solutions products. The decrease in facilities and infrastructure costs was attributable primarily to a reduction in information system costs.
     The year-to-date period over period increase in cost of revenues resulted from a $10.4 million increase in personnel and other labor-related costs and a $2.3 million net increase in other expenses. The increase was partially offset by a $7.4 million decrease in facilities and infrastructure costs and a $1.4 million decrease in third-party software and data. The increase in personnel and other labor-related costs was attributable primarily to an $8.1 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase in personnel costs was also the result of higher outside consultant costs. The decrease in facilities and infrastructure costs was attributable primarily to a reduction in depreciation expense, lower outside costs for information systems and that fiscal 2005 included system integration costs associated with our acquisition of London Bridge Software Holdings plc.

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
     The quarter over quarter increase in research and development expenditures was attributable to a $0.7 million increase in facilities and infrastructure costs, which was driven by higher information system costs. The increase was partially offset by a decline in personnel and related costs of $0.5 million. Personnel costs were impacted by lower salary costs, which offset a $1.6 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R).
     The year-to-date period over period increase in research and development expenditures was attributable to an increase in research and development personnel and related costs of $3.5 million, which was driven by a $5.0 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase was also partially the result of a $2.2 million increase in facilities and infrastructure costs.
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
     The quarter over quarter increase in selling, general and administrative expenses was attributable to a $6.1 million increase in personnel and other labor-related costs and a $1.1 million net increase in other expenses. The increase in personnel and labor-related costs was attributable primarily to a $5.7 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R), and higher salary costs.
     The year-to-date period over period increase in selling, general and administrative expenses was attributable to a $24.0 million increase in personnel and other labor-related costs and a $2.1 million net increase in other expenses. The increase in personnel and labor-related costs resulted primarily from a $15.9 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R) and the remaining $8.1 million increase was primarily due to higher salary and commission costs.
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
     The year-to-date period over period decline in amortization expense was attributable to certain intangible assets becoming fully amortized in the prior year.
     Restructuring and Acquisition-Related
     During the quarter ended June 30, 2006, in connection with a restructuring initiative, we incurred charges totaling $5.3 million. The charges included $5.1 million for severance costs associated with a reduction of 190 employees primarily in product management, delivery and development functions. Cash payments for the majority of these severance costs were either paid in the current quarter or will be paid in the fourth quarter of fiscal 2006. We also recognized a $0.2 million charge associated with the abandonment of leased office space representing future cash obligations under the lease. These actions are forecasted to result in annualized savings of approximately $22 million, which represents compensation costs for terminated employees. However, as part of the restructuring initiative, we expect that the cost savings will be partially offset by additional staff required to support our new client-centric approach to marketing our products.
     During the nine months ended June 30, 2006, we also recorded a $0.7 million gain due to the sublease of office space that we had exited in fiscal 2002. The gain resulted from an adjustment to the liability established for the exit of the lease space and a refund received for past rent paid to the landlord. In addition, we recorded costs of $2.2 million in connection with an abandoned acquisition, consisting of third-party legal, accounting and other professional fees.
     At June 30, 2006, accrued restructuring and acquisition-related liabilities were $6.7 million, of which $6.3 million was classified as current.
     In July 2006, we decided to vacate excess leased space located in California in the fourth quarter of fiscal 2006. As a result of this action, we expect to incur a charge of approximately $13.0 million (or $8.4 million after tax) in the fourth quarter of fiscal 2006, which represents future cash lease obligations, net of anticipated sublease income. We expect that the future lease obligations will be paid out over the next five years, which represents the remaining term of the lease. The charge will be classified in restructuring and acquisition-related expense within our consolidated statement of income. We expect this action to result in an annualized reduction of rent expense of approximately $2.3 million to $2.8 million, after tax, through the remaining lease period.
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
     Interest Expense
     Interest expense recorded during the quarter and nine months ended June 30, 2006, relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and was consistent with the interest expense related to the Senior Notes recorded by us during the quarter and nine months ended June 30, 2005.
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
     The quarter over quarter increase in other income was due to a $0.7 million gain on the disposition of investments during the quarter ended June 30, 2006. The increase was partially offset by foreign exchange losses of $0.2 million that were recognized in the quarter ended June 30, 2006, compared to essentially no impact on earnings from foreign exchange in the quarter ended June 30, 2005.
     The year-to-date period over period decline in other income was due to foreign exchange losses of $0.6 million that were recognized in the nine months ended June 30, 2006, compared to foreign exchange gains of $0.1 million that were recognized in the nine months ended June 30, 2005. The decline was partially offset by a $0.7 million gain on the disposition of investments during the nine months ended June 30, 2006.
     Provision for Income Taxes
     Our effective tax rate was 33.4% and 25.3% during the quarters ended June 30, 2006 and 2005, respectively, and 35.4% and 29.4% during the nine months ended June 30, 2006 and 2005, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     Our effective tax rate during the quarter ended June 30, 2005 was impacted by the recognition of $4.4 million of tax benefits related to prior years. These benefits were determined in conjunction with tax studies we performed with outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The tax benefits recognized reflect our estimate of the effect of amended tax returns filed for fiscal 2002 through 2004. These tax benefits reduced our effective tax rate by 8.9% during the quarter ended June 30, 2005.
     In addition to the $4.4 million adjustment recorded in the quarter ended June 30, 2005, tax expense for the nine months ended June 30, 2005 was also reduced by a $6.0 million adjustment that resulted from the recognition of tax benefits related to prior years. This adjustment was the result of a tax study we performed with outside advisors that identified additional federal and state tax credits and other deductions related to prior years’ tax returns. The adjustment reflects our estimate of the effect of amended tax returns for fiscal 1998 through 2003. These tax benefits reduced our effective tax rate by 7.4% during the nine months ended June 30, 2005.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended			Period-to-Period
	June 30,		Period-to-Period	Percentage
Segment	2006	2005	Change	Change
		(In thousands)
Strategy Machine Solutions	$21,490	$14,148	$7,342	52%
Scoring Solutions	27,212	25,051	2,161	9%
Professional Services	2,442	4,989	(2,547)	(51)%
Analytic Software Tools	862	5,120	(4,258)	(83)%

Segment operating income	52,006	49,308	2,698	5%
Unallocated share-based compensation	(10,384)	(462)	(9,922)	—
Unallocated restructuring and acquisition-related	(5,290)	—	(5,290)	—

Operating income	$36,332	$48,846	(12,514)	(26)%

	Nine Months Ended			Period-to-Period
	June 30,		Period-to-Period	Percentage
Segment	2006	2005	Change	Change
		(In thousands)
Strategy Machine Solutions	$64,657	$49,019	$15,638	32%
Scoring Solutions	83,250	69,342	13,908	20%
Professional Services	9,685	13,413	(3,728)	(28)%
Analytic Software Tools	325	9,219	(8,894)	(96)%

Segment operating income	157,917	140,993	16,924	12%
Unallocated share-based compensation	(30,024)	(1,092)	(28,932)	—
Unallocated restructuring and acquisition-related	(6,800)	—	(6,800)	—

Operating income	$121,093	$139,901	(18,808)	(13)%

     The quarter over quarter decrease in operating income was attributable primarily to increased share-based compensation expense due to the adoption of SFAS No. 123(R) and the $5.3 million restructuring charge. The decrease in operating income was partially offset by the impact of an increase in segment revenues. At the segment level, the increase in segment operating income was driven by increases of $7.3 million and $2.2 million in segment operating income within our Strategy Machine Solutions and Scoring Solutions segments, respectively, partially offset by a $4.3 million and $2.5 million decrease in segment operating income within our Analytic Software Tools and Professional Services segments, respectively. The increase in Strategy Machine Solutions segment operating income was attributable to increases in sales of higher margin product offerings. Operating expenses for Strategy Machine Solutions have declined due to revenue declines that resulted in reductions in direct costs, such as insurance and healthcare solutions, as well as overall initiatives to reduce costs. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies and an increase in revenues derived from our own prescreening services. Operating expenses for Scoring Solutions increased as a result of higher personnel and data costs. We believe that operating income as a percentage of revenues in our Scoring Solutions segment may decline in the future due to lower operating margins on new products. In our Analytic Software Tools segment, the decline in segment operating income was due to a decrease in sales of perpetual licenses, as well as increased product development and sales costs. The decrease in Professional Services segment operating income was the result of higher personnel and outside consultant costs, which more than offset the impact of increased revenue.
     The year-to-date period over period decrease in operating income was attributable primarily to increased share-based compensation expense due to the adoption of SFAS No. 123(R) and restructuring charges. The decrease in operating income was partially offset by the impact of an increase in segment revenues. At the segment level, the increase in segment operating income was driven by increases of $15.6 million and $13.9 million in segment operating income within our Strategy Machine Solutions and Scoring Solutions segments, respectively, partially offset by an $8.9 million and $3.7 million decrease in segment operating income within our Analytic Software Tools and Professional Services segments, respectively. The increase in Strategy Machine Solutions segment operating income was attributable to increases in sales of higher margin product offerings and a decline in operating expenses, partially offset by the impact of revenue declines we experienced in marketing solutions and insurance and healthcare solutions. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies and an increase in revenues derived from our own prescreening services. Operating income for Scoring Solutions also increased due to lower infrastructure costs. In our Analytic Software Tools segment, the decline in segment operating income was due to a decrease in sales of perpetual licenses as well as increased product development and sales costs. The decrease in Professional Services segment operating income was the result of higher personnel and outside consultant costs.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased from $150.2 million during the nine months ended June 30, 2005, to $153.9 million during the nine months ended June 30, 2006. The increase in operating cash flows was the result of favorable working capital levels, related to the timing of cash receipts from customers and payments to vendors. The increase in operating cash flows was partially offset by a $15.8 million prepayment (net of revenue recognized) that we received in the prior year from a single customer for future services.
     Cash Flows from Investing Activities
     Net cash used in investing activities totaled $37.4 million during the nine months ended June 30, 2006, compared to net cash used in investing activities of $4.2 million during the nine months ended June 30, 2005. The change in cash flows from investing activities was attributable to a $13.6 million use of cash for the purchase of marketable securities, net of sales and maturities, during the nine months ended June 30, 2006, compared with cash provided of $19.8 million from sales and maturities of marketable securities, net of purchases, during the nine months ended June 30, 2005. The comparison of cash flows from investing activities between periods were also impacted by $32.6 million in cash paid for acquisitions, due to our acquisition of Braun Consulting in November 2004, and $22.7 million in cash proceeds received related to our disposition of London Bridge Phoenix Software, Inc., a subsidiary of London Bridge, in November 2004. In addition, capital expenditures increased by $10.3 million for the nine months ended June 30 2006, which included spending on a new information system data center.
     Cash Flows from Financing Activities
     Net cash used by financing activities totaled $65.7 million in the nine months ended June 30, 2006, compared to net cash used in financing activities of $186.5 million during the nine months ended June 30, 2005. The decline in cash flows used by financing activities was primarily due to a $107.7 million decrease in common stock repurchased and a $6.9 million increase in cash proceeds from common stock issued under employee stock option and purchase plans.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. In August 2005, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $200.0 million. To date, we have repurchased 3,930,100 shares of our common stock under this program for an aggregate cost of $152.7 million, including $124.1 million expended during the nine months ended June 30, 2006.

     Dividends
     During the quarter ended June 30, 2006, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Credit Agreement
     We are party to a credit agreement with a financial institution that provides for a $15.0 million revolving line of credit through February 2007. Under the agreement, as amended, we are required to comply with various financial covenants, which include but are not limited to, minimum levels of domestic liquidity, parameters for treasury stock repurchases, and merger and acquisition requirements. At our option, borrowings under this agreement bear interest at the rate of LIBOR plus 1.25% or at the financial institution’s Prime Rate, payable monthly. The agreement also includes a letter of credit subfeature that allows us to issue commercial and standby letters of credit up to a maximum amount of $5.0 million. As of June 30, 2006, no borrowings were outstanding under this agreement, and we were in compliance with all related covenants. As of June 30, 2006, this credit facility served to collateralize certain letters of credit aggregating $0.7 million, issued by us in the normal course of business. Available borrowings under this credit agreement are reduced by the principal amount of letters of credit.
     Capital Resources and Liquidity Outlook
     As of June 30, 2006, we had $351.0 million in cash, cash equivalents and marketable security investments. We believe that these balances, including interest to be earned thereon, and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
     We have $400 million of Senior Convertible Notes (the “Senior Notes”) outstanding that mature on August 15, 2023. Holders may require us to repurchase for cash all or part of their Senior Notes on August 15, 2007. Accordingly, we will reclass the $400 million of Senior Notes from non-current to current liabilities in our balance sheet as of September 30, 2006.
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

     We provide consulting, training, model development and software integration services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we apply the percentage-of-completion method of contract accounting to determine progress towards completion, which requires the use of estimates. In such instances, management is required to estimate the input measures, generally based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we apply the completed contract method of accounting and defer the associated revenue until the contract is completed. If we are unable to accurately estimate the input measures used for percentage-of-completion accounting, revenue would be deferred until the contract is complete, and this could have a material impact on our consolidated results of operations.
     Revenue recognized under the percentage-of-completion method in excess of contract billings is recorded as an unbilled receivable. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Billings collected in advance of performance and recognition of revenue under contracts are recorded as deferred revenue.
     In certain of our non-software arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple element arrangements incorporate the design and development of data management tools or systems and an ongoing obligation to manage, host or otherwise run solutions for our customer. Such arrangements are divided into separate units of accounting provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element. If we are unable to determine the fair value of the undeliverable items, revenue on the delivered items would be deferred until revenue can be recognized on the undelivered items, and this could have a material impact on our consolidated results of operations.
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
     New Accounting Pronouncement
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. We are in the process of determining what effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.
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
We recently restructured the method by which we sell our products and services to the marketplace.
     Previously we sold our products and services in a product-focused manner. We now sell our products and services using a client-centric approach which focuses on delivering complete solutions for our customers through various means, including the use of client teams that focus on customers by market vertical and geography, and the use of an integrated consulting and sales approach. There can be no assurance that our customers and potential customers will react positively to this new selling approach and, as a result, that we will continue to maintain or increase revenue through this change in the selling approach. Further, to the extent that revenue increases as a result of this change, there is no assurance that any such increase will occur as quickly as we might anticipate.
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
     Significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in: rejection of our products, damage to our reputation, loss of revenue, diversion of development resources, increase in product liability claims, and increases in service and support costs and warranty claims.
We rely on relationships with third parties for marketing and distribution. If we experience difficulties in these relationships, our future revenues may be adversely affected.
     Our Scoring Solutions segment and Strategy Machine Solutions segment rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scoring Solutions segment relies on, among others, TransUnion, Equifax and Experian. Failure of our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition. In addition, distributors may compete with us either by developing competitive products themselves or by distributing competitive offerings. For example, credit reporting agencies may evaluate and seek to distribute or acquire alternative vendors’ prepaid products that compete with our products. Competition from distributors or other sales and marketing partners could significantly harm sales of our products.

The occurrence of certain negative events may cause fluctuations in our stock price.
     The market price of our common stock may be volatile and could be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses will not be affected by short-term fluctuations in revenue, short-term fluctuations in revenues may significantly impact operating results. Additional factors that may cause our stock price to fluctuate include the following:
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
     Our business requires the appropriate and secure utilization of consumer and other sensitive information. Internet-based, electronic commerce requires the secure transmission of confidential information over public networks, and several of our products are accessed through the Internet, including our consumer services accessible through the www.myFICO.com website. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access our net-sourced products, consumer services and proprietary database information.
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
     Our competitors may be able to sell products competitive to ours at lower prices individually or as part of integrated suites of several related products. This ability may cause our customers to purchase products that directly compete with our products from our competitors. Price reductions by our competitors could negatively impact our margins, and could also harm our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms.
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
     Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer consumer initiatives are affected by regulation, including the following significant regulatory areas:
•	federal and state regulation of consumer report data and consumer reporting agencies, such as the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations under FACTA, presently under consideration;

•	regulations designed to combat identity theft and loss of data, such as FACTA and other regulations modeled after the current California Security Breach Notification Act, that require consumer notification of security breach incidents and additional federal and state legislative enactments in this area;

•	regulations designed to insure that lending practices are fair and non-discriminatory, such as the Equal Credit Opportunity Act (“ECOA”);

•	privacy-related laws, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) and similar state privacy laws;

•	regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Fannie Mae and Freddie Mac regulations, among others, for our mortgage services products;

•	insurance regulations related to our insurance products;

•	a broad array of consumer protection laws, for example, federal and state statutes governing the use of the Internet and telemarketing;

•	regulations of foreign jurisdictions on our international operations, including the European Union’s Privacy Directive; and

•	Sarbanes-Oxley Act (“SOX”) regulations to verify internal process controls and require material event awareness and notification.
     In making credit evaluations of consumers, performing fraud screening or user authentication, our customers are subject to requirements of federal law, including FCRA, FACTA and ECOA, and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation such as GLBA or consumer data security standards, may also affect the nature and extent of the products or services that we can provide to customers, as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. For example, the FACTA amendments to FCRA will result in new regulation. These regulations or the interpretation of these amendments could affect the demand for or profitability of some of our products, including scoring and consumer products. State regulation could cause financial institutions to pursue new strategies, reducing the demand for our products. In addition, legislative reforms of workers’ compensation laws that aim to simplify this area of regulation and curb abuses could diminish the need for, and the benefits provided by, certain of our insurance solutions products and services.
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
     During the economic slowdown in the United States and Europe in recent years, companies in many industries delayed or reduced technology purchases, and we experienced softened demand for our decisioning solutions and other products and services. If the current improvement in economic conditions in the U.S. and Europe slows or reverses, or if there is an escalation in regional or continued global conflicts or terrorism, we may experience reductions in capital expenditures by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business and results of operations.
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
     A growing portion of our revenues is derived from international sales. During fiscal 2005, 25% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
•	general economic and political conditions in countries where we sell our products and services;

•	difficulty in staffing and efficiently managing our operations in multiple geographic locations and in various countries;

•	effects of a variety of foreign laws and regulations, including restrictions on access to personal information;

•	import and export licensing requirements;

•	longer payment cycles;

•	reduced protection for intellectual property rights;

•	currency fluctuations;

•	changes in tariffs and other trade barriers; and

•	difficulties and delays in translating products and related documentation into foreign languages.
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
     Certain provisions of our Restated Certificate of Incorporation, as amended, could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include adopting a Rights Agreement, commonly known as a “poison pill,” and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding voting stock. These factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in control or changes in our management, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.
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

Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2006 and September 30, 2005:

	June 30, 2006			September 30, 2005
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(In thousands)
Cash and cash equivalents	$133,990	$133,964	4.43%	$82,883	$82,880	3.23%
Short-term investments	182,765	182,170	4.63%	146,543	146,088	3.26%
Long-term investments	30,274	29,973	4.78%	53,002	52,503	3.73%

	$347,029	$346,107	4.56%	$282,428	$281,471	3.34%

     We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, including the new notes issued in the exchange offer completed on March 31, 2005, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at June 30, 2006 and September 30, 2005:

	June 30, 2006			September 30, 2005
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Notes	$400,000	$400,000	$403,000	$400,000	$400,000	$446,497
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2006:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
British Pound (GBP)	GBP	1,000	$1,822	$—
EURO (EUR)	EUR	1,000	1,254	—
Japanese Yen (YEN)	YEN	100,000	861	—

			$3,937	$—

     The forward foreign currency contracts were all entered into on June 30, 2006, therefore, the fair value was $0 on that date.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff is seeking unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit, and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. The plaintiff has brought a motion for class certification and a motion for summary judgment in his favor and against the defendants. We have filed briefs in opposition to the plaintiff’s motions.
     We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myFICO.com website. The plaintiff also claims that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff has sought certification of a class on behalf of all individuals who purchased credit score products from us on the myFICO.com website in the five year period prior to the filing of the Complaint on January 18, 2005. Plaintiff seeks unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. On April 22, 2005, we brought a motion to dismiss the plaintiff’s claims. On June 27, 2005, the Court granted our motion, in part, by dismissing certain of the plaintiff’s claims under the CSA. The plaintiff has brought motions for summary judgment and for class certification. We intend to oppose both motions.
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

FAIR ISAAC CORPORATION

DATE: August 8, 2006	By	/s/ CHARLES M. OSBORNE
Charles M. Osborne
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: August 8, 2006	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2006

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically