Form 10-Q/A
period 2006-06-30
FAIR ISAAC CORP
filed 2006-08-09
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note
     This amendment is filed to report the information contained in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. All other information is unchanged from the Form 10-Q filed on August 8, 2006.
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

			(c) Total Number of	(d) Maximum Dollar
			Shares Purchased as	Value of Share that
			Part of Publicly	May
	(a) Total Number of	(b) Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs
April 1, 2006 through April 30, 2006	—	—	—	$158,683,577
May 1, 2006 through May 31, 2006	2,741,600	$37.81	2,741,600	$55,025,248
June 1, 2006 through June 30, 2006	211,800	$36.27	211,800	$47,343,029

	2,953,400	$37.70	2,953,400	$47,343,029

(1)	In August 2005, our Board of Directors approved a repurchase program that allows us from time to time to purchase up to an aggregate of $200 million in shares of our common stock in the open market or through negotiated transactions.
Item 6. Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: August 9, 2006	By	/s/ CHARLES M. OSBORNE
Charles M. Osborne
Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: August 9, 2006	By	/s/ MICHAEL J. PUNG
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