Form 10-K
period 2006-09-30
FAIR ISAAC CORP
filed 2006-12-08
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes ☐ No

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of March 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,081,480,123 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on November 30, 2006 was 57,788,824 (excluding 31,067,959 shares held by the Company as treasury stock).

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2007.

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2007.

PART I

Item 1.	Business

GENERAL

Fair Isaac Corporation (NYSE: FIC) (together with its consolidated subsidiaries, the “Company”, which may also be referred to in this report as “we,” “us,” “our,” and “Fair Isaac”) provides products and services that enable businesses to automate and improve decisions. Our predictive analytics and decision management systems power hundreds of billions of customer decisions each year.

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

PRODUCTS AND SERVICES

We help businesses automate and improve decisions across the enterprise, an approach we commonly refer to as Enterprise Decision Management, or “EDM”. Most of our solutions address customer decisions, including customer targeting and acquisition, account origination, customer management, fraud, collections and recovery. We also help businesses improve non-customer decisions such as transaction and claims processing, and network integrity review. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

Our Segments

We deliver EDM through products and services that we categorize into the following four operating segments:

•	Strategy Machinetm Solutions. These are pre-configured EDM applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and medical bill review. This segment also includes our myFICO solutions for consumers.

•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to lenders directly.

•	Professional Services. Through our professional services, we tailor our EDM products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom EDM applications.

Comparative segment revenues, operating income and related financial information for fiscal 2006, 2005 and 2004 are set forth in Note 16 to the accompanying consolidated financial statements.

Key Products and Services by Operating Segment

Operating Segment	Key Products and Services

Strategy Machine Solutions
Marketing	Fair Isaac MarketSmart Decision System® solution
Originations	LiquidCredit® service Capstone® Decision Manager Capstone® Decision Accelerator Capstone® Intelligent Data Manager
Customer Management	TRIADtm adaptive control system TRIADtm Transaction Scores TelAdaptive® service
Fraud	Falcontm Fraud Manager
Fraud Predictor with Merchant Profiles
Falcontm ID solution
CardAlert Fraud Manager
Fraud/Risk Analytics for Telecom (including Revenue and Network Assurance)
RoamEx® Roamer Data Exchanger
Collections & Recovery	Debt Managertm solution Recovery Management Systemtm solution (RMS) ScoreNet® network PlacementsPlus® service Placement Optimizersm service
Mortgage Banking	Diamondtm loan origination solution
LSAMStm loan servicing and account management solution
FORTRACS default management solution
LenStartm default management communications network
TCLtm (The Construction Lender) solution
ScoreNet® network
Insurance and Healthcare	Fair Isaac SmartAdvisortm medical bill review Insurance Service Bureau Payment Optimizer® solution VeriComp® Fraud Manager MIRAtm Claims Advisor
Consumer	myFICO® service Score Watchtm subscription
Scoring Solutions	FICO® scores
NextGen FICO® scores
FICO® Expansiontm scores
Fair Isaac® Qualifytm scores
Global FICO® scores
Marketing and bankruptcy scores
Commercial credit risk scores
Credit-based insurance scores
Property PredictRtm scores
FICO® score delivery
PreScore® Service

Operating Segment	Key Products and Services

Professional Services	Solution and technology consulting
Systems integration services
Data management services
Business strategy consulting
Industry consulting
Strategy Science services
Predictive Science services
Fraud consulting services
Analytic Software Tools	Blaze Advisortm business rules management system Model Builder for Predictive Analytics Model Builder for Decision Trees Decision Optimizer

Our Solutions

Our solutions involve three fundamental disciplines:

•	Analytics to identify the risks and opportunities associated with individual clients, prospects and transactions, in order to detect patterns such as fraud, and to improve the design of decision logic or “strategies”;

•	Data management, profiling and text recognition that bring extensive customer information to every decision; and

•	Software such as rules management systems that implement business rules, models and decision strategies, often in a real-time environment.

All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and risks incurred in making decisions.

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

Marketing Strategy Machine Solutions

The chief Strategy Machine offering for marketing is our Fair Isaac MarketSmart Decision System® solution (“MarketSmart”). The MarketSmart solution is a suite of products and capabilities designed to integrate all of the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs. The MarketSmart solution enables companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and telecommunications service providers) to execute more efficient and profitable customer interactions. Services offered under the MarketSmart brand name include customer data integration (“CDI”) services; services that use transaction analytics to identify customer patterns and help clients target their marketing activities; services that enable real-time marketing through direct consumer interaction channels; campaign management and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.

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

Originations Strategy Machine Solutions

We provide solutions that enable banks, credit unions, finance companies, installment lenders, telecommunications service providers and other companies to automate and improve the processing of requests for credit or service. These solutions increase the speed and efficiency with which requests are handled, reduce losses and increase approval rates through analytics that assess applicant risk, and reduce the need for manual review by loan officers.

Our solutions include the web-based LiquidCredit® service, which is primarily focused on the credit decision and offered largely to mid-tier financial services institutions, e-commerce providers and telecommunications providers; and Capstone® Decision Manager, a complete end-user software solution for application decisioning and processing. In fiscal 2005, we introduced new components for the Capstone system that can be used with multiple originations platforms and environments. These components are Capstone Decision Accelerator, which is a rules-based application based on our Blaze Advisortm system, and Capstone Intelligent Data Manager, which enables lenders to access data from several consumer and small business credit data sources. We also offer custom and consortium-based credit risk and application fraud models.

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

We provide customer management solutions for:

•	Financial Services. In financial services, our leading account and customer management product is the TRIADtm adaptive control system. Our adaptive control systems are so named because they enable businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The TRIAD system is the world’s leading credit account management system, and our adaptive control systems are used by more than 250 issuers worldwide to manage approximately 65% of the world’s credit card accounts. Our latest version of the TRIAD system enables users to manage risk and communications at both the account and borrower level from a single platform. We also offer transaction-based neural network (the term neural network is defined under “Technology” later in this section) models called TRIAD Transaction Scores that help card issuers identify high-risk behavior more quickly and thus manage their credit card accounts more profitably. We market and sell TRIAD end-user software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through 12 third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc. We also provide the TRIAD system as a hosted service in Application Service Provider (“ASP”) mode.

•	Telecommunications. The TelAdaptive® account management system offers telecommunications service providers account management functionality similar to the TRIAD system, including receivables risk management, account spending limits, churn management and cross-sell communications.

•	Insurance. We provide property and casualty insurers with decision management solutions that enable them to create, test and implement decision strategies for areas such as cross-selling, pricing, claims handling, retention, prospecting and underwriting.

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

Our leading fraud detection solution is Falcontm Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon Fraud Manager’s neural network predictive models and patented profiling technology, both further described below in the “Technology” section, examine transaction, cardholder and merchant data to detect a wide range of credit and debit card fraud quickly and accurately. Falcon Fraud Manager analyzes card transactions in real time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions. Falcon Fraud Manager protects hundreds of millions of active credit and debit card accounts, and is used in approximately 65% of all credit card transactions worldwide.

Fraud Predictor with Merchant Profiles is used in conjunction with Falcon Fraud Manager to improve fraud detection rates by analyzing merchant profile data. The merchant profiles include characteristics that reveal, for example, merchants that have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant.

Falcon ID solution enables lenders and telecommunications service providers to control identity fraud across the customer lifecycle. Falcon ID relies on multiple sources of data and complex statistical modeling techniques to identify activity that is at high risk of stemming from identity theft. It also provides business rules management that companies can use to identify and resolve cases that appear to involve identity theft.

In addition to the Falcon products for financial services institutions, we offer CardAlert Fraud Manager. CardAlert Fraud Manager is a solution for fighting debit and ATM fraud in the U.S. The CardAlert service identifies and reports counterfeit payment cards to issuers before the majority of them incur fraud losses. The service analyzes daily transactions across multiple financial institutions, and uses this data to pinpoint multi-card fraud and identify common points of compromise.

We also provide a set of Fraud/Risk Analytics for Telecom solutions that are specifically designed to help telecommunications service providers reduce losses in four key areas. The bad debt solution is used to mitigate early-life and ongoing bad debt. The fraud solution is used to reduce complex types of fraud such as subscription fraud, technical fraud, internal fraud, dealer/agent fraud, calling card fraud, cloning and clip-on fraud. The revenue assurance solution predicts revenue leakage in the switch data collection, data mediation and billing/rating system phases. And the network assurance solution predicts problems in a telecommunications network by detecting intrusion, abuse or network integrity compromises. In addition, we offer RoamEx Roamer Data Exchanger, which delivers near real-time exchange of roamer call records that occur when subscribers roam outside a carrier’s home network. RoamEx Roamer Data Exchanger is used to exchange more than 90% of North American wireless carriers’ roamer call detail records.

Collections & Recovery Strategy Machine Solutions

Our leading solutions in this area are the Debt Managertm solution and the Recovery Management Systemtm (“RMStm”) solution. The Debt Manager solution automates the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. The RMS solution is focused on the later phases of distressed debt management, including bankruptcy and agency management. Companies using the Debt Manager and RMS solutions can access partner services such as collection agencies and attorneys via the ScoreNet® network (formerly

BridgeLinktm), which provides web-based access to and from thousands of third-party collections and recovery service providers, as well as access to multiple data sources and Fair Isaac solutions hosted in ASP mode.

Other solutions for collections and recovery include the PlacementsPlus service, an account placement optimization and management system; the Placement Optimizer® service, which uses artificial intelligence-based analytics used to identify the agency that is likely to collect the most for each account; and custom collection and recovery models implemented in an ASP environment. Those analytic-based solutions can also be delivered via the ScoreNet network.

Mortgage Banking Strategy Machine Solutions

Fair Isaac provides end-to-end mortgage lending solutions that mortgage lenders can use to improve their loan marketing, sourcing, originations, servicing and default management. These solutions include the Diamond loan origination solution, an internet-based solution that streamlines the complete mortgage process; the LSAMStm loan servicing and account management system for the servicing of mortgage and consumer loans; FORTRACS software for default management; and the LenStartm default management communication network for attorney referrals. This category also includes our TCLtm (The Construction Lender) solution, which enables lenders to manage the entire construction lending process. All of the mortgage solutions are integrated with Fair Isaac’s ScoreNet network (formerly BridgeLink), which provides real-time connectivity to a broad range of third-party service providers, business partners and external systems involved in the complex process of mortgage lending.

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

Our principal solutions in this area are:

•	Fair Isaac SmartAdvisortm medical bill review software. The Fair Isaac SmartAdvisor solution provides medical bill review and repricing for workers’ compensation and automobile medical injury claims. It checks each bill against an extensive database of state fee schedules, automated contracts and user-defined policies to help insurers and others get the maximum savings on every bill reviewed. The SmartAdvisor software uses our business rules management technology to increase the speed, accuracy and consistency of decisions and reduce labor costs. It is available in both licensed client/server and ASP versions.

•	Insurance Service Bureau. Utilizing Fair Isaac’s medical bill review software, we provide turnkey insurance bill review administration services at selected locations across the country. These service bureau operations offer expert medical bill and preferred provider review for workers’ compensation and auto medical insurance bills, including the additional review of complex medical, hospital and surgical bills.

We also provide fraud solutions for different segments of the insurance healthcare market. Our principal solutions in this area are:

•	Payment Optimizer® fraud detection system, which provides both prepayment claims scoring and retrospective analysis to help payers reduce fraud losses and ensure payment integrity.

•	VeriComp® Fraud Manager software, which uses neural networks and data analysis to identify potentially fraudulent workers’ compensation claims that need investigation or special handling.

Additionally, we serve the insurance claims management market through our MIRAtm Claims Advisor product which uses predictive models to forecast appropriate claims reserves based on individual claim data. We also provide services that help healthcare payers reduce claims leakage and detect fraud, and that help hospitals determine payment strategies for patients during the admission process.

Consumer Strategy Machine Solutions

Through our myFICO® division, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. Consumers can use the myFICO.com website to purchase their FICO® scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to improve their scores. Customers can also use the myFICO service to simulate how taking specific actions would affect their FICO® score. The myFICO.com website is the only source for consumers to obtain their FICO® scores and credit reports from all three of the major U.S. credit reporting agencies. Consumers can also purchase Score Watchtm subscriptions, which deliver alerts via email and SMS or text messages when the user’s scores or balances change. The myFICO products and subscription offerings are available online at www.myfico.com, through two of the credit reporting agencies involved — Equifax Inc. (“Equifax”) and TransUnion Corporation (“TransUnion”) — and through lenders, financial portals and numerous other partners.

Scoring Solutions

We develop the world’s leading scores based on third-party data. Our FICO® scores are used in most U.S. credit decisions, by most of the major credit card organizations as well as by mortgage and auto loan originators. These scores provide a consistent and objective measure of an individual’s credit risk. Credit grantors use the FICO® scores to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. The FICO® scores are calculated based on proprietary scoring models. The scores produced by these models are available through each of the three major credit reporting agencies in the United States: TransUnion, Experian Information Solutions, Inc. (“Experian”), and Equifax. Users generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies share these fees with us.

The most powerful of our U.S. credit bureau products, NextGen FICO® risk scores, are also available at all three major credit-reporting agencies. NextGen FICO® risk scores provide a more refined risk assessment than the classic FICO® risk scores.

We have expanded our scoring portfolio by analyzing data that is unavailable through the three major U.S. credit reporting agencies. The FICO® Expansiontm score provides scores on U.S. consumers who do not have traditional FICO® scores, generally because they do not have any credit accounts being reported to the credit reporting agencies. The score analyzes multiple sources of non-traditional credit data accessed by our subsidiary, Fair Isaac Network, Inc., and the score and associated reports are provided to lenders through a subsidiary called Fair Isaac Credit Services, Inc. The Fair Isaac® Qualifytm score helps marketers find prospects on their promotional mailing lists who are most likely to respond and to be approved for credit. This score is based on commercially available sources of marketing data, and is delivered by Fair Isaac.

We also market a new score called the Global FICO® score that extends our thorough analysis of multiple-lender credit data to countries around the world that have established credit bureaus. These scores help lenders assess the risk of prospects, applicants and borrowers, and are particularly valuable in markets where there is not a dominant credit bureau risk score available. So far lenders and credit bureaus in 13 countries across four continents are using or implementing the Global FICO® score.

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

We have also developed scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as our FICO® risk scores, but are designed to predict applicant or policyholder insurance loss risk for automobile or homeowners’ coverage. Our insurance scores are available in the U.S. from TransUnion, Experian, Equifax and ChoicePoint, Inc., and in Canada from Equifax. In fiscal 2005, we introduced a new kind of insurance score called the Property PredictRtm score, which analyzes property inspection database data from an insurance services provider, Millennium Information Services, Inc., to calculate the loss risk of a property.

We also provide credit bureau scoring services and related consulting directly to users in financial services through two U.S.-based services: PreScore® Service for prescreening solicitation candidates, and the FICO® Score Delivery service (formerly known as ScoreNet Service) for customer account management.

Professional Services

We provide a variety of custom offerings, business solution and technical consulting services, systems integration services, and data management services to clients worldwide. The focus is on leveraging our industry experience and technical expertise, typically on a custom basis, to help clients address unique business challenges, to support the usage of our Strategy Machine® Solutions and our analytic software tools, and to create new sales opportunities for our other offerings. This group also performs consultative selling, developing customized solution sets combining various products and capabilities to meet unique client or industry opportunities. These services are generally offered on an hourly or fixed fee basis.

In fiscal 2005, we acquired Braun Consulting, Inc. (“Braun”), a marketing strategy and technology consulting firm based in Chicago with offices in Boston and New York. As a result of this acquisition, we now offer a wider range of consulting services addressing business strategy, operational excellence and marketing best practice. This acquisition also increased our presence in the healthcare, retail and pharmaceutical industries.

Our services include:

•	Solution and technology consulting. We help clients implement and use our solutions and technologies. These projects draw on our product knowledge, industry expertise and technical skills. Each project is delivered using our EDM consulting methodology.

•	Systems integration services. We help clients manage customer relationships more successfully through integrated customer systems and personalized content delivery. To accomplish this, we create common web platforms that leverage internet technologies such as portals (both internal and external), enterprise content management, web services and enterprise application integration.

•	Data management services. We help clients gain insight into their customers by enabling the access, analysis and application of corporate data and information. This work involves implementing enterprise-level data and decision management systems, including data warehouses and marts, campaign management tools, database marketing engines, rules-based decision engines and analytical applications.

•	Business strategy consulting. We help companies improve business performance through the design and implementation of customer-centric growth strategies. Using qualitative and quantitative research techniques, we help businesses determine which customer segments they should be targeting, what the sales and service proposition should be for each segment, and how to address organizational issues to ensure project success. Another key focus is helping companies comply with regulations such as the New Basel Capital Accord.

•	Industry consulting. We combine our knowledge of EDM technology with our consultants’ experience to address the specific needs of companies in the retail, pharmaceuticals, telecommunications, insurance, high-tech, travel/media/entertainment and healthcare industries. Our industry consultants provide a wide range of consulting services, including business strategy consulting and custom solutions development.

•	Strategy Science services. Using our Strategy Science technology and related advanced analytic methodologies, we perform decision modeling and optimization projects for customer acquisition, customer management, fraud, collections and other areas. These projects apply data and proprietary algorithms to the design of customer treatment strategies.

•	Predictive Science services. We perform custom predictive modeling and related analytic projects for clients in multiple industries. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’s data and industry best practices to develop a highly customized solution.

•	Fraud consulting services. We complement our fraud products with consulting engagements that help businesses benchmark their performance, assess areas to improve and adopt best practices and solutions aimed at reducing fraud losses. These engagements draw on Fair Isaac’s experience helping lenders and other parties worldwide bring fraud losses under control and implement more successful anti-fraud programs.

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

We use these tools as common software components for our own EDM applications, described above in the Strategy Machine Solutions section. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications. These tools are sold as licensed software.

The principal products offered are software tools for:

•	Rules Management. The Blaze Advisor business rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables businesses to more quickly develop complex decision making applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our Strategy Machine solutions. In fiscal 2005, we introduced a software offering called SmartForms for Blaze Advisor that is used to create and manage dynamic, web-based forms that improve the completeness and accuracy of customer data collected online. In September 2005, we acquired certain assets of RulesPower, Inc. (“RulesPower”), including its advanced rules execution technology. The latest version of the Blaze Advisor system, released in fiscal 2006, is available in six languages. It is a multi-platform solution that supports Web Services and SOA, Java 2 Enterprise Edition (J2EE) platforms, Microsoft .NET and COBOL for z/OS mainframes, and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology acquired from RulesPower in fiscal 2005, which improves the efficiency and speed with which the Blaze Advisor system is able to process and execute complex, high-volume business rules.

•	Model Development. Model Builder for Predictive Analytics enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools Fair Isaac uses to build both client-level and industry-level predictive models, and which we have evolved over nearly 40 years. The predictive models produced can be embedded in custom production applications or one of our Strategy Machine Solutions, and can also be executed in Blaze Advisor. The latest version of Model Builder, released in fiscal 2006, includes an optional segmentation module that can improve the quality of predictions by using Fair Isaac genetic algorithms to find segments of the data population that can benefit from specialized predictive models.

•	Data-Driven Strategy Design. Model Builder for Decision Trees enables the user to create empirical strategies, augmenting the user’s expert judgment by applying data-driven analytics to discover patterns empirically. In designing the steps and criteria of a decision strategy, the user can segment the customer base for targeted action based on the results of different performance measures, and can simulate the performance of the designed strategy. Decision Optimizer, a key component in our Strategy Science offerings, uses an optimization algorithm to deliver customer treatment strategies or rule sets that improve results along one or more specified business objectives, while meeting stated constraints. The data-driven strategies produced by these tools can be executed by Blaze Advisor or one of our Strategy Machine Solutions.

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

Strategy Machine® Solutions

The competition for our Strategy Machine Solutions varies by both application and industry.

In the customer acquisition market, we compete with Acxiom, Experian, SAS, SPSS, Epsilon, Harte-Hanks, and Oracle, among others. We also compete with traditional advertising agencies and companies’ own internal information technology and analytics departments.

In the origination market, we compete with CGI/AMS, Experian, Provenir, Lightbridge, Appro Systems, and First American Credit Management Solutions (CMSI), among others.

In the customer management market, we compete with CGI/AMS and Experian, among others.

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

In the collections and recovery solutions market, we mainly compete with CGI/AMS, Columbia Ultimate, Ontario Systems, Austin Logistics, Talgentra, Attentiv Systems and various boutique firms for software and ASP servicing and in-house scoring and computer science departments along with the three major U.S. credit reporting agencies and Experian-Scorex for scoring and optimization projects.

In the mortgage lending solutions market, we mainly compete with Fidelity, Harland, Fiserv, 3T Systems, Gallagher, MortgageFlex and GHR. In the construction lending market, our main competitors are Harland and DataSelect.

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

Scoring Solutions

In this segment, we compete with both outside suppliers and in-house analytics and computer systems departments for scoring business. Major competitors among outside suppliers of scoring models include the three major U.S. credit reporting agencies, which are also our partners in offering our scoring solutions; Experian-Scorex, TransUnion International, CRIF and other credit reporting agencies outside the United States; and other data providers like LexisNexis and ChoicePoint.

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

Analytic Software Tools

Our primary competitors in this segment include SAS, SPSS, Angoss, ILOG, Computer Associates International and Pegasystems.

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including financial services, insurance, retail, telecommunications, healthcare, pharmaceuticals and governmental agencies. During fiscal 2006, end users of our products included more than 90 of the 100 largest financial institutions in the United States; approximately two-thirds of the largest 100 banks in the world; and more than 90 of the 100 largest U.S. credit card issuers. Our clients also include more than 300 insurers and healthcare payers, including the top 10 U.S. property and casualty insurers and more than half of the state workers’ compensation funds in the U.S.; more than 100 retailers and general merchandisers; more than 100 government or public agencies; more than 100 telecommunications carriers, including nine of the top ten U.S. wireless providers and eight of the top ten U.S. wireline providers; and more than 150 healthcare and pharmaceuticals companies, including eight of the world’s top ten pharmaceuticals companies. Nine of the top ten companies on the 2006 Fortune 500 list use Fair Isaac’s solutions.

In addition, our consumer services are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major credit reporting agencies.

In the United States, we market our products and services primarily through our own direct sales organization that is organized around Integrated Client Networks, or “ICNs”, which are sales teams that focus on customer segments typically aligned by vertical market and geography. Sales groups are based in our headquarters and in field offices strategically located both in and outside the United States. We also market our products through indirect channels, including alliance partners and other resellers.

During fiscal 2006, 2005 and 2004, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 18%, 17% and 16% of our total revenues, respectively.

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

Our largest market segments outside the United States are the United Kingdom and Canada. In addition, we have delivered products to users in over 60 countries.

Revenues from international customers, including end users and resellers, amounted to 28%, 25% and 22% of our total revenues in fiscal 2006, 2005 and 2004, respectively. See Note 16 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

Because of our pioneering work in credit scoring and fraud detection, we are widely recognized as the leader in predictive analytics. In addition, our Blaze Advisor software is consistently ranked as a leader in rules management systems. In all our work, we believe that our tools and processes are among the very best commercially available, and that we are uniquely able to integrate advanced analytic, software and data technologies into mission-critical business solutions that offer superior returns on investment.

Principal Areas of Expertise

Predictive Modeling.  Predictive modeling identifies and mathematically represents underlying relationships in historical data in order to explain the data and make predictions or classifications about future events. Our models summarize large quantities of data to amplify its value. Predictive models typically analyze current and historical data on individuals to produce easily understood metrics such as scores. These scores rank-order individuals by likely future performance, e.g., their likelihood of making credit payments on time, or of responding to a particular offer for services. We also include in this category models that detect the likelihood of a transaction being fraudulent. Our predictive models are frequently operationalized in mission-critical transactional systems and drive decisions and actions in near real time. A number of analytic methodologies underlie our products in this area. These include proprietary applications of both linear and non-linear mathematical programming algorithms, in which one objective is optimized within a set of constraints, and advanced “neural” systems, which learn complex patterns from large data sets to predict the probability that a new individual will exhibit certain behaviors of business interest. We also apply various related statistical techniques for analysis and pattern detection within large datasets. For example, we recently developed a proprietary technology we call “Peacock,” which can analyze large-scale purchase transaction data to reveal product relationships, purchase patterns and sequences.

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

Decision Management Software.  In order to make a decision strategy operational, the various steps and rules need to be programmed or exported into the business’ software infrastructure, where it can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and business rules management systems that perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, business user definition of extremely complex decision strategies using graphic user interfaces; simultaneous testing of hundreds of decision strategies in “champion/challenger” (test/control) mode; high-volume processing and analysis of transactions in real time; integration of multiple data sources; and execution of predictive models for improved behavior forecasts and finer segmentation.

Research and Development Activities

Our research and development expenses were $85.0 million, $81.3 million, and $71.1 million in fiscal 2006, 2005 and 2004, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

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

We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 39 U.S. and 11 foreign patents with 105 applications pending.

Despite our precautions, it may be possible for competitors or users to copy or reproduce aspects of our software or to obtain information that we regard as trade secrets. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Patents and other protections for our intellectual property are important, but we believe our success and growth will depend principally on such factors as the knowledge, ability, experience and creative skills of our personnel, new products, frequent product enhancements and name recognition.

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

We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 36 trademarks registered in the U.S. and select foreign countries.

PERSONNEL

As of September 30, 2006, we employed 2,737 persons worldwide. Of these, 403 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, 351 full-time employees were located in our San Rafael, California office, 378 full-time employees were located in our San Diego, California office, and 225 full-time employees were located in our United Kingdom-based offices. None of our employees is covered by a collective bargaining agreement and no work stoppages have been experienced.

Information regarding our officers is included in “Executive Officers of the Registrant” at the end of Part I of this report.

Item 1A.  Risk Factors

RISK FACTORS

Risks Related to Our Business

We have expanded the pursuit of our EDM strategy, and we may not be successful.

We have expanded the pursuit of our business objective to become a leader in helping businesses automate and improve decisions across their enterprises, an approach that we commonly refer to as Enterprise Decision Management, or “EDM”. Our EDM strategy is designed to enable us to increase our business by selling multiple products to clients, as well as to enable the development of custom client solutions that may lead to opportunities to develop new proprietary scores or other new proprietary products. The market may be unreceptive to this general EDM business approach, including being unreceptive to purchasing multiple products from us or unreceptive to our customized solutions. If our EDM strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate or our revenues and profits may decline.

We recently restructured the method by which we sell our products and services and if our new sales strategy is not successful, our business will be harmed.

Previously, we sold our products and services in a product-focused manner. As part of our expanded EDM strategy, we now sell our products and services using a client-centric approach which focuses on delivering complete solutions involving multiple products or suites of products for our customers through various means, including the use of client teams called Integrated Client Networks (or “ICNs”) that focus on customers by vertical market and geography, and the use of an integrated consulting and sales approach. If our employees are not able to adjust rapidly enough to this ICN approach, then we may be unable to maintain or increase our revenues. Further, there can be no assurance that our customers and potential customers will react positively to EDM or this new selling approach and, as a result, that we will continue to maintain or increase revenues. If revenues eventually increase as a result of this change, there is no assurance that any increase will occur as quickly as we might anticipate.

We derive a substantial portion of our revenues from a small number of products and services, and if the market does not continue to accept these products and services, our revenues will decline.

As we attempt to implement our EDM strategy, we expect that revenues derived from our scoring solutions, account management solutions, fraud solutions, originations, collections, and insurance solutions products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

•	changes in the business analytics industry;

•	changes in technology;

•	our inability to obtain or use state fee schedule or claims data in our insurance products;

•	saturation of market demand;

•	loss of key customers;

•	industry consolidation;

•	failure to execute our client-centric selling approach; and

•	inability to successfully sell our products in new vertical markets.

If we are unable to access new markets or develop new distribution channels, our business and growth prospects could suffer.

We expect that part of the growth that we seek to achieve through our EDM strategy will be derived from the sale of EDM products and service solutions in industries and markets we do not currently serve. We also expect to grow our business by delivering our EDM solutions through additional distribution channels. If we fail to penetrate these industries and markets to the degree we anticipate utilizing our EDM strategy, or if we fail to develop additional distribution channels, we may not be able to grow our business, growth may occur more slowly than we anticipate or our revenues and profits may decline.

If we are unable to develop successful new products or if we experience defects, failures and delays associated with the introduction of new products, our business could suffer serious harm.

Our growth and the success of our EDM strategy depends upon our ability to develop and sell new products or suites of products. If we are unable to develop new products, or if we are not successful in introducing new products, we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in: rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, increase in product liability claims, and increases in service and support costs and warranty claims.

We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our revenues and profits. If the terms of these relationships change, our revenues and operating results could decline.

Most of our customers are relatively large enterprises, such as banks, credit card processors, insurance companies, healthcare firms, retailers and telecommunications carriers. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.

We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. We are also currently involved in litigation with TransUnion, Equifax and Experian arising from their development and marketing of a credit scoring product competitive with our products. We have asserted various claims, including claims of unfair competition and antitrust, against each of the credit reporting agencies and their collective joint venture entity, VantageScore, LLC. This litigation could have a material adverse effect on our relationship with one or more of the major credit reporting agencies, or with major customers.

The loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with one of the major credit reporting agencies with respect to their distribution of our products or with respect to our myFICO offerings, the loss of or a significant change in a relationship with a significant third-party distributor or the delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.

We rely on relationships with third parties for marketing and distribution. If we experience difficulties in these relationships, our future revenues may be adversely affected.

Our Scoring Solutions segment and Strategy Machine Solutions segment rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scoring Solutions segment relies on, among others, TransUnion, Equifax and Experian. Failure of our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future either by developing competitive products themselves or by distributing competitive offerings. For example, TransUnion, Equifax and Experian have developed a credit scoring product to compete directly with our products and are collectively attempting to sell the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products.

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

If we engage in acquisitions, significant investments in new businesses, or divestitures of existing businesses, we will incur a variety of risks, any of which may adversely affect our business.

We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses, which may include:

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

We have also divested ourselves of businesses in the past, and may do so again in the future. Any divestitures will be accompanied by the risks commonly encountered in the sale of businesses, which may include:

•	disruption of our ongoing business;

•	dilution of our existing stockholders and earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	retention of key personnel;

•	distraction of management from our ongoing business; and

•	impairment of relationships with employees and customers as a result of migrating a business to new owners.

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

The market price of our common stock may be volatile and could be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses are fixed and will not be affected by short-term fluctuations in revenues, short-term fluctuations in revenues may significantly impact operating results. Additional factors that may cause our stock price to fluctuate include the following:

•	variability in demand from our existing customers;

•	failure to meet the expectations of market analysts;

•	changes in recommendations by market analysts;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increases the likelihood of short-term fluctuation in revenues;

•	consumer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive conditions in the consumer credit, financial services and insurance industries;

•	fluctuations in domestic and international economic conditions;

•	our ability to complete large installations on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.

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

We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our ICN selling approach is more complex than our prior sales approach because it emphasizes the sale of complete EDM solutions involving multiple products or services across our customers’ organizations. This also makes forecasting of revenues in any given period more difficult. As a result of our ICN approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Since our EDM strategy contemplates the sale of multiple decision solutions to a customer, expenditures by any given customer may be larger than with our prior sales approach. This may cause customers to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.

We typically have revenue-generating transactions concentrated in the final weeks of a quarter which may prevent accurate forecasting of our financial results and cause our stock price to decline.

Large portions of our software license agreements are consummated in the weeks immediately preceding quarter end. Before these agreements are consummated we create and rely on forecasted revenues for planning, modeling and earnings guidance. Forecasts, however, are only estimates and actual results may vary for a particular quarter or longer periods of time. Consequently, significant discrepancies between actual and forecasted results could limit our ability to plan, budget or provide accurate guidance, which could adversely affect our stock price. Any publicly-stated revenue or earnings projections are subject to this risk.

The failure to recruit and retain additional qualified personnel could hinder our ability to successfully manage our business.

Our EDM strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the United States. Limitations imposed by immigration laws in the United States and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. Non-appreciation in the value of our stock may adversely affect our ability to use equity and equity based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

The failure to obtain certain forms of model construction data from our customers or others could harm our business.

We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances provide us the data we require to analyze transactions, report results and build new models. Our EDM strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient sourcing relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers, we could lose access to required data and our products might become less effective. In addition, certain of our insurance solutions products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have asserted copyright interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

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

We have a significant share of the available market in portions of our Scoring Solutions segment and for certain services in our Strategy Machine Solutions segment, specifically, the markets for account management services at credit card processors and credit card fraud detection software. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of the future growth of our business and the success of our EDM strategy will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, healthcare, insurance, small business lending, retail, telecommunications, personal credit management, the design of business strategies using Strategy Science technology and Internet services. These areas are relatively new to our product development and sales and marketing personnel. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will decrease.

If we fail to keep up with rapidly changing technologies, our products could become less competitive or obsolete.

In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the Internet. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, or if we fail to bring product enhancements or new product developments to market quickly enough, our products could rapidly become less competitive or obsolete. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as ours, which develop software that must also be designed to operate in Internet, intranet and other online environments. Our future success will depend, in part, upon our ability to:

•	innovate by internally developing new and competitive technologies;

•	use leading third-party technologies effectively;

•	continue to develop our technical expertise;

•	anticipate and effectively respond to changing customer needs;

•	initiate new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases; and

•	influence and respond to emerging industry standards and other technological changes.

If our competitors introduce new products and pricing strategies, it could decrease our product sales and market share, or could pressure us to reduce our product prices in a manner that reduces our margins.

We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our regional and global competitors vary in size and in the scope of the products and services they offer, and include:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (ERP) and customer relationship management (CRM) packaged solutions providers;

•	business intelligence solutions providers;

•	credit report and credit score providers;

•	business process management solution providers;

•	process modeling tools providers;

•	automated application processing services providers;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	account/workflow management software providers;

•	managed care organizations; and

•	software tools companies supplying modeling, rules, or analytic development tools.

We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing credit card fraud, such as credit cards that contain the cardholder’s photograph, smart cards, cardholder verification and authentication solutions and other card authorization techniques. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. For example, TransUnion, Equifax and Experian have formed an alliance that has developed a credit scoring product competitive with our products. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.

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

Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:

•	Consumer report data and consumer reporting agencies. Examples in the U.S. include: the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations under FACTA, presently under consideration;

•	Identity theft and loss of data. Examples include FACTA and other regulations modeled after the current California Security Breach Notification Act, that require consumer notification of security breach incidents and additional federal and state legislative enactments in this area;

•	Fair and non-discriminatory lending practices, such as the Equal Credit Opportunity Act (“ECOA”);

•	Privacy-related laws, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards;

•	Quasi-governmental regulations, such as Fannie Mae and Freddie Mac regulations for our mortgage services products;

•	Insurance regulations related to our insurance products;

•	The application or extension of consumer protection laws, including, state and federal laws governing the use of the Internet and telemarketing, and credit repair;

•	Jurisdictional regulations applicable to international operations, including the European Union’s Privacy Directive; and

•	Sarbanes-Oxley Act (“SOX”) regulations to verify internal process controls and require material event awareness and notification.

In making credit evaluations of consumers, performing fraud screening or user authentication, our customers are subject to requirements of multiple jurisdictions which may impose contradictory requirements. Privacy legislation such as GLBA or the European Union’s Privacy Directive may also affect the nature and extent of the products or services that we can provide to customers, as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. For example, the FACTA amendments to FCRA will result in new regulation. These regulations or the interpretation of these amendments could affect the demand for or profitability of some of our products, including scoring and consumer products. New regulations pertaining to financial institutions could cause them to pursue new strategies, reducing the demand for our products. In addition, legislative reforms of workers’ compensation laws that aim to simplify this area of regulation and curb abuses could diminish the need for, and the benefits provided by, certain of our insurance solutions products and services.

Our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries. If any of our clients’ industries experiences a downturn, it could harm our business, financial condition or results of operations.

During fiscal 2006, 71% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our business, financial condition or results of operations. While the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have merged and consolidated in recent years, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. There can be no assurance that we will be able effectively to promote future revenue growth in our businesses.

While we are expanding our sales of consumer credit, financial services and insurance products and services into international markets, the risks are greater as we are less well-known and some of these markets are in their infancy.

Risk Related to External Conditions

If any of a number of material adverse developments occurs in general economic conditions and world events, such developments could affect demand for our products and services and harm our business.

Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. If the current improvement in global economic conditions slows or reverses, or if there is an escalation in regional or continued global conflicts or terrorism, we may experience reductions in capital expenditures by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business and results of operations.

In operations outside the United States, we are subject to unique risks that may harm our business, financial condition or results of operations.

A growing portion of our revenues is derived from international sales. During fiscal 2006 28% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to yield growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

In addition to the risk of depending on international sales, we have risks incurred in having research and development personnel located in various international locations. We currently have approximately 20% of our product development staff in international locations, some of which have political and developmental risks. If such risks materialize, our business could be damaged.

Our anti-takeover defenses could make it difficult for another company to acquire control of Fair Isaac, thereby limiting the demand for our securities by certain types of purchasers or the price investors are willing to pay for our stock.

Certain provisions of our Restated Certificate of Incorporation, as amended, could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include adopting a Shareholder Rights Agreement, commonly known as a “poison pill,” and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding voting stock. These factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in control or changes in our management, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

If we experience changes in tax laws or adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.

We are subject to federal and state income taxes in the United States and in certain foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates could be adversely affected by changes in tax laws, by our ability to generate taxable income in foreign jurisdictions in order to utilize foreign tax losses, and by the valuation of our deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from such examinations will not have an adverse effect on our operating results and financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal office is located in Minneapolis, Minnesota.

Our leased properties include:

•	approximately 243,000 square feet of office, data center, and data processing space in Arden Hills and Minneapolis, Minnesota in six buildings under leases expiring in 2011 or later. 66,000 square feet of this space is subleased to a third party;

•	approximately 199,000 square feet of office space in San Rafael, California in two buildings under leases expiring in 2012 or later. 20,000 square feet of this space is subleased to a third party;

•	approximately 130,000 square feet of office space in San Diego, California in one building under a lease expiring in 2010; and

•	an aggregate of approximately 552,000 square feet of office and data center space in Altamonte Springs, FL; Arlington, VA; Atlanta, GA; Austin, TX; Boston, MA, Bangalore, India; Birmingham, United Kingdom; Brookings, SD; Chicago, IL; Coppell, TX; Cranbury, NJ; Davis, CA; Emeryville, CA; Gauteng, Malaysia; Heathrow, FL; Indianapolis, IN; Irvine, CA; London, United Kingdom; Madrid, Spain; Midlothian, VA; Mooresville, NC; New Castle, DE; New York, NY; Norcross, GA; Oakbrook Terrace, IL; Tulsa, OK; San Jose, CA; Sao Paulo, Brazil; Sarasota, FL; Sherborn, MA; Singapore, Singapore; Tokyo, Japan; Toronto, Canada; Wellsbourne, United Kingdom; Westminster, CO; and White Marsh, MD.

See Note 17 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3.	Legal Proceedings

We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff is seeking unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit, and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. The plaintiff brought a motion for class certification and a motion for summary judgment in his favor and against the defendants. We opposed, and the Court denied, both of the plaintiff’s motions. The plaintiff has brought a motion asking the Court to reconsider its prior ruling. That motion is pending.

We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myFICO.com website. The plaintiff also claims that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff has sought certification of a class on behalf of all individuals who purchased credit score products from us on the myFICO.com website in the five year period prior to the filing of the Complaint on January 18, 2005. Plaintiff seeks unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. We brought a motion to dismiss the plaintiff’s claims. The Court granted our motion, in part, by dismissing certain of the plaintiff’s claims under the CSA. The plaintiff has brought motions for summary judgment and for class certification. We have opposed both motions. The Court has not yet ruled on the plaintiff’s motions

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers are as follows:

Name	Positions Held	Age

Charles M. Osborne	November 2006-present Interim Chief Executive Officer and Vice President, Chief Financial Officer of the Company. May 2004-November 2006, Vice President, Chief Financial Officer of the Company. 1999-2003, partner and investor, Gateway Alliance venture capital partnership. July-December 2000, Executive Vice President and CFO, 21 North Main, Inc. March 2000-present, Interim CFO and Vice President, Finance, University of Minnesota Foundation. 1998-2000, various executive positions with McLeod USA/Ovation Communications, including Vice President, Corporate, General Manager and Chief Financial Officer. April 1997-May 1998, President and Chief Operating Officer, Graco Inc. 1981-1997, various senior financial executive positions with Deluxe Corporation, including Senior Vice President and CFO and Vice President, Finance. 1975-1981, various accounting positions with Deloitte & Touche LLP.	53
Michael H. Campbell	July 2006-present, Vice President — ICN Leader — Financial Services of the Company. April 2005-July 2006, Vice President, Chief Operating Officer, Products of the Company. 2003-2005, CEO of TempoSoft, Inc. 1999-2001, held a variety of senior management positions at SAP America, Inc., including Senior Vice President, Solutions and Marketing Organization, Senior Vice President, Solutions Management Organization, and Senior Vice President, Professional Services Organization. 1989-1999, CEO and Chairman, Campbell Software, Inc. Earlier, he was co-founder of General Optimization, Inc., an optimization software developer.	45
Michael S. Chiappetta	July 2006-present, Vice President — EDM and Custom Solutions of the Company. October 2003-July 2006, Vice President, Product Development of the Company. 2002-2003, Vice President, Fraud Analytics and Analytic Software Tools. 1993-2002, held various senior positions, including Executive Vice President, Analytic Solutions, HNC Software, Inc. (‘‘HNC”).	42
Richard S. Deal	January 2001-present, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	39

Name	Positions Held	Age

Eric J. Educate	July 2006-present, Chief Marketing Officer of the Company. July 2000-July 2006, Vice President, Sales and Marketing of the Company. 1999-2000, Vice President of Global Sales, Imation Corporation. 1997-1999, sales executive, EMC Corporation. 1987-1997, held various sales leadership positions with Silicon Graphics.	54
Andrea M. Fike	February 2002-present, Vice President, General Counsel and Secretary of the Company. 2001-2002, Vice President and General Counsel of the Company. 1999-2001, Senior Counsel of the Company. 1998-1999, Partner, Faegre & Benson, LLP. 1989-1997, Associate, Faegre & Benson.	46
James M. Kalustian	July 2006-present, Vice President — ICN Leader — Healthcare, Pharma and Government of the Company. November 2004 — July 2006, Vice President Business Strategy and Operational Excellence Consulting Group of the Company. May 2002-November 2004, COO of Braun Consulting, Inc. May 1999-May 2002 Executive Vice President of Braun Consulting, Inc. February 1994-May 1999 Co-founder and Partner of Vertex partners. 1989-1994, Manager, Corporate Decisions Inc.	46
Michael J. Pung	August 2004-present, Vice President, Finance of the Company. 2000-August 2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	43
Larry E. Rosenberger	July 2006-present, Vice President, EDM Applications and Research and Development of the Company. December 1999-July 2006, Vice President, Research and Development of the Company. 1991-1999, President and Chief Executive Officer of the Company. 1983-1991, various executive positions with the Company. 1983-1999, a director of the Company. Joined the Company in 1974.	60

Name	Positions Held	Age

Gregory M. Weitz	July 2006-present, Vice President, Consulting and Emerging Industries ICN Leader of the Company. November 2005-July 2006, Vice President, Consulting of the Company. October 2003-November 2005, various executive positions with the Company. 2002 -October 2003, Seurat Company, Executive Vice President & General Manager of the Customer Interaction Group. 1999-2002, held various executive positions with the IBM New Ventures Group and with TradeMC, a joint venture of IBM and the Royal Bank of Canada. 1998-1999, Director of Solution Architecture, StorageTek. 1992-1997 various senior positions with SHL Systemhouse. 1990-1992, Director of Business Systems, PacTel Cellular. 1981-1990 Senior Manager, Accenture.	47

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol: FIC. According to records of our transfer agent, at September 30, 2006, we had 510 shareholders of record of our common stock.

The following table shows the high and low closing prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low

Fiscal 2005
October 1 — December 31, 2004	$36.85	$28.65
January 1 — March 31, 2005	$35.37	$32.85
April 1 — June 30, 2005	$37.68	$32.60
July 1 — September 30, 2005	$44.83	$36.01
Fiscal 2006
October 1 — December 31, 2005	$48.21	$40.21
January 1 — March 31, 2006	$47.77	$38.77
April 1 — June 30, 2006	$41.11	$34.30
July 1 — September 30, 2006	$37.20	$33.25

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2006, 2005 and 2004. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs

July 1, 2006 through July 31, 2006	—	—	—	$250,000,000
August 1, 2006 through August 31, 2006 (2)	1,678,328	$34.64	1,678,328	$238,903,268
September 1, 2006 through September 30, 2006	2,055,700	$36.11	2,055,700	$164,665,553

	3,734,028	$35.45	3,734,028	$164,665,553

(1)	In August 2006, our Board of Directors canceled our stock repurchase program originally approved in August 2005 for the purchase of $200 million in common stock and approved a new common stock repurchase program that allows us to purchase up to an aggregate of $250 million in shares of our common stock. In November 2006, our Board of Directors canceled the August 2006 repurchase program and approved a new repurchase program that allows us to purchase up to an aggregate of $500 million in shares of our common stock in the open market or though negotiated transactions.

(2)	Approximately $47.0 million of the purchases made during August 2006 were made under the repurchase program originally approved in August 2005. The remaining purchases were made under the new program approved in August 2006.

Item 6.	Selected Financial Data

We acquired Nykamp Consulting Group, Inc. (“Nykamp”) in December 2001, HNC Software Inc. (“HNC”) in August 2002, Spectrum Managed Care, Inc. (“Spectrum”) in December 2002, NAREX Inc. (“NAREX”) in July 2003, Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”) in September 2003, Seurat Company (“Seurat”) in October 2003, London Bridge Software Holdings plc (“London Bridge”) in May 2004, Braun Consulting, Inc. (“Braun”) in November 2004 and RulesPower, Inc. (“RulesPower”) in September 2005. Results of operations from these acquisitions are included prospectively from the date of each acquisition. As a result of these acquisitions, the comparability of the data below is impacted.

	Fiscal Years Ended September 30,
	2006(1)	2005	2004(2)	2003	2002(3)
		(In thousands, except per share data)

Revenues	$825,365	$798,671	$706,206	$629,295	$392,418
Operating income	152,723	193,011	179,866	174,194	47,112
Income before income taxes	159,192	194,088	168,815	172,140	53,098
Net income	103,486	134,548	102,788	107,157	17,884
Earnings per share:
Basic	$1.63	$2.02	$1.47	$1.48	$0.33
Diluted	$1.59	$1.86	$1.31	$1.40	$0.32
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	At September 30,
	2006	2005	2004	2003	2002
	(In thousands)

Working capital (deficit)	$(123,719)	$274,523	$345,785	$569,510	$337,965
Total assets	1,321,205	1,351,061	1,444,779	1,495,173	1,217,800
Senior convertible notes	400,000	400,000	400,000	400,000	—
Convertible subordinated notes, net of discount	—	—	—	141,364	139,922
Stockholders’ equity	770,028	805,094	916,471	849,542	973,472

(1)	Results of operations for fiscal 2006 include pre-tax share-based compensation expense of $42.1 million after our adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on October 1, 2005. In addition, results of operations for fiscal 2006 include $19.7 million in restructuring and other acquisition related pre-tax charges.

(2)	Results of operations for fiscal 2004 include an $11.1 million pre-tax loss on redemption of our convertible subordinated notes.

(3)	Results of operations for fiscal 2002 include a $40.2 million pre-tax charge associated with the write-off of in-process research and development in connection with the HNC acquisition and $7.2 million in restructuring and other acquisition-related pre-tax charges. In addition, results of operations for fiscal 2002 include amortization of goodwill prior to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on October 1, 2002.

In February 2004, our Board of Directors authorized a three-for-two stock split, effected in the form of a stock dividend, with cash paid in lieu of fractional shares. As a result, stockholders of record at the close of business on February 18, 2004 received an additional share of Fair Isaac stock for every two shares owned, which was distributed on March 10, 2004. All share and earnings per share amounts have been adjusted to reflect this stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

We are a leader in Enterprise Decision Management (“EDM”) solutions that enable businesses to automate and improve their decisions across the enterprise. Our predictive analytics and decision management systems power hundreds of billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations, pharmaceutical and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.

Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the year ended September 30, 2006, 71% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 75% of our revenues during fiscal 2006 were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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

One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. In the fourth quarter of fiscal 2006, we achieved new bookings of $112.6 million, including nine deals with bookings values of $3.0 million or more. In comparison, new bookings in the fourth quarter of fiscal 2005 were $109.7 million, including four deals with bookings values of $3.0 million or more.

Management regards the volume of new bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Item 1A “Risk Factors”, above, concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed non-cancelable terms, some of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize all of our new bookings as backlog that will generate future revenue.

Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $230.2 million, $201.5 million and $152.5 million in fiscal 2006, 2005 and 2004, respectively, representing 28%, 25% and 22% of total consolidated revenues in each of these years. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.

We acquired London Bridge in May 2004, Braun in November 2004 and RulesPower in September 2005. Results of operations from these acquisitions are included prospectively from the date of acquisition. As a result of these acquisitions, our financial results during the year ended September 30, 2006, are not directly comparable to those during the years ended September 30, 2005 and 2004, or other years prior to any of these acquisitions.

Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets and have recently developed a more customer-centric focus, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2006, 2005 and 2004 are set forth in Note 16 to the accompanying consolidated financial statements.

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated.

				Period-to-Period
				Change
				2006	2005
	Fiscal Year			to	to
Segment	2006	2005	2004	2005	2004
		(In thousands)		(In thousands)

Strategy Machine Solutions	$457,211	$453,734	$427,647	$3,477	$26,087
Scoring Solutions	177,152	167,270	142,834	9,882	24,436
Professional Services	145,271	129,636	96,715	15,635	32,921
Analytic Software Tools	45,731	48,031	39,010	(2,300)	9,021

Total Revenues	$825,365	$798,671	$706,206	26,694	92,465

				Period-to-Period
				Percentage
				Change
	Percentage of Revenues			2006	2005
		Fiscal Year		to	to
Segment	2006	2005	2004	2005	2004

Strategy Machine Solutions	55%	57%	61%	1%	6%
Scoring Solutions	21%	21%	20%	6%	17%
Professional Services	18%	16%	14%	12%	34%
Analytic Software Tools	6%	6%	5%	(5)%	23%

Total Revenues	100%	100%	100%	3%	13%

Fiscal 2006 Revenues Compared to Fiscal 2005 Revenues

Strategy Machine Solutions segment revenues increased $3.5 million due to a $12.9 million increase in revenues from our fraud solutions, a $8.9 million increase in revenues from our consumer solutions, a $5.2 million increase in revenues from our collections and recovery solutions, and a $2.2 million increase in revenues from our other strategy machine solutions, partially offset by a $16.5 million decrease in revenues from our marketing solutions and a $9.2 million decrease in revenues from our insurance and healthcare solutions. The increase in fraud solutions revenues was attributable to an increase in license sales and an increase in transaction volumes. The increase in consumer solutions revenues was partially attributable to increases in revenues derived from myFICO.com and our strategic alliance partners. The increase in consumer solutions revenues was also the result of a revision made during fiscal 2006 to the estimated period during which revenue is earned on sales of certain products that provide consumers access to multiple credit scores. The revision, which increased revenues by $1.6 million in fiscal 2006, resulted from the completion of a study that showed that consumers were accessing their scores over a shorter period of time than initially estimated. The increase in collections and recovery solutions revenues was attributable primarily to an increase in perpetual license sales revenues. This increase was driven by higher international license sales due to increased sales efforts. The decrease in marketing solutions revenues was attributable primarily to the loss of two large financial services customers during fiscal 2005, which resulted from industry consolidation. The decrease in insurance and healthcare solutions revenues was attributable primarily to the loss of several customer accounts that primarily occurred in fiscal 2005.

Scoring Solutions segment revenues increased $9.9 million primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services directly to users. We also achieved increased revenues from our FICO expansion score product, which provides scores on U.S. consumers who do not have traditional FICO scores because they do not have credit accounts being reported to the credit reporting agencies.

During fiscal 2006 and 2005, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% and 17%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Professional Services segment revenues increased $15.6 million from industry consulting services, implementation services for our Blaze Advisor products and predictive modeling services. The increase in industry consulting services revenue resulted from initiatives to expand our professional service offerings into additional industry markets.

Analytic Software Tools segment revenues decreased $2.3 million primarily due to a decline in sales of perpetual licenses of Blaze Advisor. This decline reflects the timing of Blaze Advisor sales, which includes large individual contracts. The decline in revenues was partially offset by higher maintenance revenues, which resulted from the overall growth in our installed base of Blaze Advisor, and an increase in sales of Model Builder software applications.

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

During fiscal 2005 and 2004, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 17% and 16%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

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

Operating Expenses and Other Income (Expense)

The following tables set forth certain summary information related to our statements of income for the fiscal years indicated.

				Period-to-Period
				Change
				2006	2005
	Fiscal Year			to	to
	2006	2005	2004	2005	2004
		(In thousands)		(In thousands)

Revenues	$825,365	$798,671	$706,206	$26,694	$92,465

Operating expenses:
Cost of revenues	281,977	275,065	252,587	6,912	22,478
Research and development	84,967	81,295	71,088	3,672	10,207
Selling, general and administrative	260,845	223,400	182,374	37,445	41,026
Amortization of intangible assets	25,191	25,900	19,064	(709)	6,836
Restructuring and acquisition-related	19,662	—	1,227	19,662	(1,227)

Total operating expenses	672,642	605,660	526,340	66,982	79,320

Operating income	152,723	193,011	179,866	(40,288)	13,145
Interest income	15,248	8,402	9,998	6,846	(1,596)
Interest expense	(8,569)	(8,347)	(16,942)	(222)	8,595
Loss on redemption of convertible subordinated notes	—	—	(11,137)	—	11,137
Other income (expense), net	(210)	1,022	7,030	(1,232)	(6,008)

Income before income taxes	159,192	194,088	168,815	(34,896)	25,273
Provision for income taxes	55,706	59,540	66,027	(3,834)	(6,487)

Net income	$103,486	$134,548	$102,788	(31,062)	31,760

Number of employees at fiscal year end	2,737	2,796	3,058	(59)	(262)

				Period-to-Period
				Percentage Change
	Percentage of Revenues			2006	2005
	Fiscal Year			To	To
	2006	2005	2004	2005	2004

Revenues	100%	100%	100%	3%	13%

Operating expenses:
Cost of revenues	34%	35%	36%	3%	9%
Research and development	10%	10%	10%	5%	14%
Selling, general and administrative	32%	28%	26%	17%	22%
Amortization of intangible assets	3%	3%	3%	(3)%	36%
Restructuring and acquisition-related	2%	—	—	—	—

Total operating expenses	81%	76%	75%	11%	15%

Operating income	19%	24%	25%	(21)%	7%
Interest income	2%	1%	1%	81%	(16)%
Interest expense	(1)%	(1)%	(2)%	(3)%	51%
Loss on redemption of convertible subordinated notes	—	—	(1)%	—	100%
Other income, net	—	—	1%	—	(85)%

Income before income taxes	20%	24%	24%	(18)%	15%
Provision for income taxes	7%	7%	9%	(6)%	(10)%

Net income	13%	17%	15%	(23)%	31%

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this method, share-based compensation expense that we recognized in fiscal 2006 included expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. The fair value of the unvested options outstanding as of October 1, 2005 was based on the fair value estimated on the grant date in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), we recorded pre-tax share-based compensation expense of $42.1 million in fiscal 2006. In comparison, we recorded pre-tax share-based compensation expense of $2.9 million and $1.6 million during fiscal 2005 and 2004, respectively. Share-based compensation expense was recorded in cost of revenues, research and development, and selling, general and administrative expense.

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

The fiscal 2006 over 2005 increase of $6.9 million in cost of revenues resulted from a $15.5 million increase in personnel and other labor-related costs, a $2.6 million increase in travel expenses and a $0.6 million increase in other costs. The increase was partially offset by an $8.4 million decrease in facilities and infrastructure costs and a $3.4 million decrease in third-party software and data costs. The increase in personnel and other labor-related costs was attributable partially to a $10.3 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R) and the remaining $5.2 million increase was primarily due to higher outside consultant costs. The increase in travel costs reflects the increase in professional service projects in the current year and associated travel to client locations. The decrease in facilities and infrastructure costs was attributable primarily to a reduction in depreciation expense, lower outside costs for information systems and because fiscal 2005 included system integration costs associated with our acquisition of London Bridge. The decline in third-party software and data costs was attributable to a decrease in insurance and healthcare solutions costs, which was a result of lower revenues for these products.

The fiscal 2005 over 2004 increase of $22.5 million in cost of revenues includes a $10.6 million increase in personnel and other labor-related costs, a $5.4 million increase in third-party software and data, a $4.9 million increase in facilities and infrastructure costs, and a $1.6 million net increase in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in personnel resulting from our London Bridge and Braun acquisitions. The increase in third-party software and data costs was attributable primarily to an increase in consumer solutions revenues, partially offset by a decrease in insurance and healthcare solutions revenues, and the resulting variable cost impacts. The increase in facilities and infrastructure costs was also attributable primarily to our London Bridge and Braun acquisitions.

In fiscal 2007, we expect that cost of revenues as a percentage of revenues will be consistent with, or slightly lower than, the cost of revenues incurred during fiscal 2006.

Research and Development

Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.

The fiscal 2006 over 2005 increase of $3.7 million in research and development expenditures was partially attributable to an increase in personnel and related costs of $2.4 million, which was driven by a $6.3 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R). The increase in personnel costs was partially offset by lower salary and benefit costs due to staff reductions and the shift of employees to non-U.S. locations. The increase in research and development expenditures was also the result of a $1.5 million increase in facilities and infrastructure costs.

The fiscal 2005 over 2004 increase of $10.2 million in research and development expenditures was attributable primarily to an increase in personnel and related costs of $8.4 million, primarily as a result of our acquisition of London Bridge.

In fiscal 2007, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during fiscal 2006.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

The fiscal 2006 over 2005 increase of $37.4 million in selling, general and administrative expenses was attributable to a $32.1 million increase in personnel and other labor-related costs and a $5.9 million increase in facilities and infrastructure costs, slightly offset by a $0.6 million net decrease in other expenses. The increase in personnel and labor-related costs resulted from a $22.6 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R) and the remaining $9.5 million increase was primarily due to higher salary and commission costs. The increase in facilities and infrastructure was due to higher information systems costs.

The fiscal 2005 over 2004 increase of $41.0 million in selling, general and administrative expenses was attributable to a $35.0 million increase in personnel and other labor-related costs, a $2.6 million increase in travel costs, a $2.3 million increase in our provision for doubtful accounts, a $0.6 million increase in legal and accounting fees and a $0.5 million net increase in other expenses. The increase in personnel and labor-related costs and travel costs resulted primarily from our London Bridge and Braun acquisitions. Legal and accounting fees were impacted by higher professional fees that resulted from our assessment of internal controls over financial reporting as required by the Sarbanes-Oxley Act and tax planning projects, partially offset by the impact of a $3.0 million charge recorded in fiscal 2004 in connection with a legal settlement.

In fiscal 2007, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with, or slightly lower than, those incurred during fiscal 2006.

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

The fiscal 2006 over 2005 decline of $0.7 million in amortization expense was attributable to certain intangible assets becoming fully amortized.

The fiscal 2005 over 2004 increase in amortization expense was attributable to incremental amortization associated with our acquisitions of London Bridge and Braun in May 2004 and November 2004, respectively.

In fiscal 2007, we expect amortization expenses as a percentage of revenues will be slightly lower than the amortization expense incurred in 2006.

Restructuring and Acquisition-Related Expenses

The following table sets forth certain summary information on restructuring and acquisition-related expenses.

	Fiscal Year
	2006	2005	2004
		(In thousands)

Restructuring initiative, principally severance costs	$5,198	$—	$—
Vacating excess lease space	12,954	—	460
Abandoned acquisition	2,184	—	767
Restructuring plan adjustment-leased space	(674)	—	—

Total restructuring and acquisition related expense	$19,662	$—	$1,227

In connection with a restructuring initiative in fiscal 2006, we incurred charges of $5.1 million for severance costs associated with a reduction of 190 employees primarily in product management, delivery and development functions. Cash payments for the majority of these severance costs were paid in fiscal 2006. As part of this restructuring initiative, we also recognized a $0.1 million charge associated with the abandonment of leased office space representing future cash obligations under the lease. These actions are forecasted to result in annualized savings of approximately $22 million, which represents compensation costs for terminated employees. However, as part of the restructuring initiative, we expect that the cost savings will be partially offset by additional staff required to support our new customer-centric approach to marketing our products.

As a result of vacating excess leased space located in California in fiscal 2006, we incurred a charge of $13.0 million, representing future cash lease obligations, net of estimated sublease income. We expect that the future lease obligations will be paid out over the next five years, which represents the remaining term of the lease. We expect this action to result in an annualized reduction of rent expense of approximately $3.6 million to $4.3 million through the remaining lease period.

In fiscal 2006, we recorded costs of $2.2 million in connection with an abandoned acquisition, consisting of third-party legal, accounting and other professional fees.

We recorded a $0.7 million gain in fiscal 2006 due to the sublease of office space that we had exited in fiscal 2002. The gain resulted from an adjustment to the liability established for the exit of the lease space and a refund received for past rent paid to the landlord.

During fiscal 2004, we wrote off deferred acquisition costs totaling $0.8 million in connection with an abandoned acquisition, consisting principally of third-party legal, accounting and other professional fees. In addition, we recorded a $0.5 million charge in fiscal 2004 related to the closure of a Fair Isaac office facility upon relocating its operations into an acquired London Bridge office facility.

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements.

The fiscal 2006 over 2005 increase of $6.8 million in interest income was attributable to higher interest and investment income yields due to market conditions and to a lesser extent higher average cash and investment balances. The increase in cash and investment balances resulted principally from cash provided by operating activities and proceeds received from the exercise of employee stock options.

The fiscal 2005 over 2004 decrease of $1.6 million in interest income was attributable to lower average cash and investment balances, partially offset by higher interest and investment income yields due to market conditions. The decrease in cash and investment balances resulted principally from cash used in investing and financing activities, including cash used for the redemption of our 5.25% Convertible Subordinated Notes (“Subordinated Notes”) in the fourth quarter of fiscal 2004, repurchases of common stock and acquisitions, partially offset by increases in net cash provided by operating activities.

Interest Expense

Interest expense recorded in fiscal 2006 relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and was consistent with the interest expense related to the Senior Notes recorded by us during fiscal 2005.

The fiscal 2005 over 2004 decrease of $8.6 million in interest expense was attributable to the redemption of our $150.0 million of Subordinated Notes in September 2004. Interest expense recorded during fiscal 2005 relates to our $400.0 million of Senior Notes, including the amortization of debt issuance costs, and is consistent with the interest expense related to the Senior Notes recorded by us in fiscal 2004.

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

Other expense, net was $0.2 million in fiscal 2006, compared with other income, net of $1.0 million in fiscal 2005. The change in other income (expense), net was primarily due to net foreign exchange losses of $0.9 million recognized in fiscal 2006, compared with a net foreign currency gain of $0.4 million recognized in fiscal 2005. The foreign exchange losses in fiscal 2006 were the result of unfavorable currency positions.

The fiscal 2005 over 2004 decrease of $6.0 million in other income was due to a decline in realized gains on sales of our marketable securities of $7.6 million, including a $6.6 million gain recognized in fiscal 2004 on the sale of our investment in Open Solutions, Inc. (“OSI”). The decline in other income was partially offset by foreign exchange gains of $0.4 million recognized in fiscal 2005, compared with a net foreign currency loss of $0.9 million recorded in fiscal 2004. The foreign exchange loss in fiscal 2004 resulted from a $1.3 million net foreign exchange loss recorded in connection with our London Bridge acquisition. This net foreign exchange loss represented the excess of a loss recorded on a forward foreign exchange contract entered into in connection with this transaction over exchange rate gains resulting from the re-measurement of British pound-sterling cash balances held by one of our U.S. dollar functional currency entities for the purpose of funding the acquisition.

Provision for Income Taxes

Our effective tax rates were 35.0%, 30.7% and 39.1% in fiscal 2006, 2005 and 2004, respectively.

The increase in our effective tax rate in fiscal 2006 compared with fiscal 2005 was due to the recognition in fiscal 2005 of $10.6 million of tax benefits. These benefits were determined in conjunction with tax studies we performed with outside advisors that identified additional U.S. federal and state tax credits and other deductions related to prior years’ tax returns. The tax benefits recognized reflect our estimate of the effect of amended tax returns filed for fiscal 1998 through 2004. These tax benefits reduced our effective tax rate in fiscal 2005 by 5.5%. Excluding these tax benefits, the effective tax rate for fiscal 2005 would have been 36.2%.

Our effective tax rate in fiscal 2004 was adversely impacted by the inability to recognize research and development credits in the fourth quarter of fiscal 2004 due to the temporary expiration of this credit and from the inability to recognize a tax benefit on certain foreign losses.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal years indicated.

						Period-to-Period
				Period-to-Period		Percentage
				Change		Change
				2006	2005	2006	2005
	Fiscal Year			to	to	to	to
Segment	2006	2005	2004	2005	2004	2005	2004
		(In thousands)		(In thousands)

Strategy Machine Solutions	$85,975	$63,903	$86,635	$22,072	$(22,732)	35%	(26)%
Scoring Solutions	112,413	100,520	76,774	11,893	23,746	12%	31%
Professional Services	13,333	18,396	9,077	(5,063)	9,319	(28)%	103%
Analytic Software Tools	2,749	13,119	10,176	(10,370)	2,943	(79)%	29%

Segment operating income	214,470	195,938	182,662	18,532	13,276	9%	7%
Unallocated share-based compensation	(42,085)	(2,927)	(1,569)	(39,158)	(1,358)	—	(87)%
Unallocated restructuring and acquisition-related expense	(19,662)	—	(1,227)	(19,662)	1,227	—	—

Operating income	$152,723	$193,011	$179,866	(40,288)	13,145	(21)%	7%

The fiscal 2006 over fiscal 2005 decrease of $40.3 million in operating income was attributable primarily to an increase in share-based compensation expense due to the adoption of SFAS No. 123(R) and restructuring and acquisition-related charges. The decrease in operating income was partially offset by an increase in segment revenues. At the segment level, the increase in segment operating income was driven by increases of $22.1 million and $11.9 million in segment operating income within our Strategy Machine Solutions and Scoring Solutions segments, respectively, partially offset by a $10.4 million and $5.1 million decrease in segment operating income within our Analytic Software Tools and Professional Services segments. The increase in Strategy Machine Solutions segment operating income was attributable to increases in sales of higher margin product offerings and a decline in operating expenses, partially offset by the impact of revenue declines we experienced in marketing solutions and insurance and healthcare solutions. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies and an increase in revenues derived from our own prescreening services. In our Analytic Software Tools segment, the decline in segment operating income was due to a decrease in sales of perpetual licenses as well as increased product development and sales costs. The decrease in Professional Services segment operating income was the result of higher personnel and outside consultant costs.

The fiscal 2005 over fiscal 2004 increase in operating income was attributable primarily to an increase in segment revenues, which included a $67.4 million increase in revenues that resulted from our acquisitions in fiscal 2005 and 2004. The increase was partially offset by an increase of $6.8 million in the amortization of intangible assets that resulted from our acquisitions in fiscal 2004 and 2005. At the segment level, the increase in segment operating income was driven by increases of $23.7 million, $9.3 million and $2.9 million in segment operating income within our Scoring Solutions, Professional Services and Analytic Software Tools segments, respectively, partially offset by a $22.7 million decrease in segment operating income within our Strategy Machine Solutions segment. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services. The increase in Professional Services segment operating income was the result of an increase in Precision Marketing service revenues and implementations of EDM products. In our Analytic Software Tools segment, higher segment operating income was due to an increase in sales of perpetual licenses for our EDM products. The decrease in Strategy Machine Solutions segment operating income was attributable to revenue declines we experienced in insurance and healthcare solutions and marketing solutions, the impact of negative operating margins associated with London Bridge product offerings, partially offset by increases in sales of higher margin product offerings.

Capital Resources and Liquidity

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $214.1 million in fiscal 2005 to $199.0 million in fiscal 2006. The comparison of fiscal 2006 to fiscal 2005 operating cash flows was impacted by a $20.8 million prepayment received in fiscal 2005 from a single customer for future services. Operating cash flows in fiscal 2006 were also negatively affected by payments of $11.3 million for restructuring and acquisition-related activities and the increase of $9.7 million in receivables, which reflects the increase in revenues and longer payment terms in certain customer contracts. In addition, prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows within our consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the $7.1 million excess tax benefit that is classified as a financing cash inflow on the accompanying consolidated statements of cash flows in fiscal 2006 was classified as an operating cash inflow prior to the adoption of SFAS No. 123(R).

Net cash provided by operating activities increased from $199.1 million in fiscal 2004 to $214.1 million in fiscal 2005. The increase in fiscal 2005 operating cash flows was driven by the $31.8 million increase in net income and a $20.8 million prepayment received from a single customer for future services. Operating cash flows were negatively impacted by an increase in trade receivables of $8.2 million, which was the result of higher sales volumes and slower collections. In addition, operating cash flows were negatively affected by payments of $8.3 million for acquisition-related restructuring activities.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $17.0 million in fiscal 2006 compared to $2.9 million in fiscal 2005. The change in cash flows from investing activities was attributable to a $41.3 million decrease in cash paid for acquisitions, due to our acquisitions of Braun and RulesPower in fiscal 2005, $22.7 million decrease in cash proceeds from a business disposition due to the sale in fiscal 2005 of London Bridge Phoenix Software, and an $18.1 million decline in proceeds from sales and maturities of marketable securities, net of purchases. In addition, capital expenditures increased by $15.0 million in fiscal 2006, which included spending on a new information systems data center.

Net cash used in investing activities totaled $2.9 million in fiscal 2005, compared to net cash provided by investing activities of $7.4 million in fiscal 2004. The change in cash flows from investing activities was attributable to a $281.1 million decline in proceeds from sales and maturities of marketable securities, net of purchases, a $243.4 million decrease in cash paid for acquisitions, due to our acquisition of London Bridge in fiscal 2004, and $22.7 million in cash proceeds related to our disposition of London Bridge Phoenix Software in fiscal 2005.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $190.3 million in fiscal 2006, compared to $262.0 million in fiscal 2005. The decrease in cash used for financing activities was due to a $72.1 million decline in common stock repurchased. In addition, prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows within our consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the $7.1 million excess tax benefit that is classified as a financing cash inflow on the accompanying consolidated statements of cash flows in fiscal 2006 was classified as an operating cash inflow prior to the adoption of SFAS No. 123(R). The decrease in cash used in financing activities was partially offset by a $7.7 million decline in proceeds from issuances of common stock under employee stock option and purchase plans.

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

Repurchases of Common Stock

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2006, 2005 and 2004, we expended $256.5 million, $328.5 million and $101.1 million, respectively, in connection with our repurchase of common stock under such programs. In November 2006, our Board of Directors approved a new common stock repurchase program that replaces our previous program and allows us to purchase shares of our common stock up to an aggregate cost of $500.0 million. During the period October 1, 2006, through December 1, 2006, we repurchased 3,342,500 shares of our common stock for an aggregate cost of $138.5 million.

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2006, 2005 and 2004. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

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

The Senior Notes are senior unsecured obligations of Fair Isaac and rank equal in right of payment with all of our unsecured and unsubordinated indebtedness. The Senior Notes are effectively subordinated to all of our existing and future secured indebtedness and existing and future indebtedness and other liabilities of our subsidiaries. The Senior Notes bear regular interest at an annual rate of 1.5%, payable on August 15 and February 15 of each year until August 15, 2008. Beginning August 15, 2008, regular interest will accrue at the rate of 1.5%, and be due and payable upon the earlier to occur of redemption, repurchase, or final maturity. In addition, the Senior Notes bear contingent interest during any six-month period from August 15 to February 14 and from February 15 to August 14, commencing with the six-month period beginning August 15, 2008, if the average trading price of the Senior Notes for the five trading day period immediately preceding the first day of the applicable six-month period equals 120% or more of the sum of the principal amount of, plus accrued and unpaid regular interest on, the Senior Notes. The amount of contingent interest payable on the Senior Notes in respect to any six-month period will equal 0.25% per annum of the average trading price of the Senior Notes for the five trading day period immediately preceding such six-month period.

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

Credit Agreement

In October 2006, we entered into a five-year $300 million unsecured revolving credit facility with a syndicate of banks. The credit facility may be increased to $500 million subject to certain terms and conditions. Proceeds from the credit facility can be used for capital requirements and general business purposes and may be used for the refinancing of existing debt, acquisitions and repurchases of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities.

Capital Resources and Liquidity Outlook

As of September 30, 2006, we had $265.6 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $300 million revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any repayment of existing debt over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Contractual Obligations

The following is a summary of our contractual obligations at September 30, 2006:

	Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
				(In thousands)

Senior Notes (1)	$400,000	$—	$—	$—	$—	$—	$400,000
Operating lease obligations	25,088	24,295	21,529	19,141	13,748	24,467	128,268

Total commitments	$425,088	$24,295	$21,529	$19,141	$13,748	$24,467	$528,268

(1)	$400.0 million represents the aggregate principal amount of the Senior Notes. Our Senior Notes are classified in short-term debt in our consolidated balance sheet at September 30, 2006 because holders may require us to purchase the Senior Notes upon delivery of a written purchase notice on specific dates, the earliest of which is August 2007. Refer to Note 9 to our accompanying consolidated financial statements for more detailed information regarding the Senior Notes.

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

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The determination of whether fees are fixed or determinable and collection is probable involves the use of assumptions. We evaluate contract terms and customer information to ensure that these criteria are met prior to our recognition of license fee revenue. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and change to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

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

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance, expiration of the acceptance period when we can demonstrate we meet the acceptance criteria.

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

We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2006, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We believe that the assumptions and estimates utilized were appropriate based on the information available to management.

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

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 15 to the accompanying consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, net income and earnings per share.

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

New Accounting Pronouncements Not Yet Adopted

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provided the Staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach to determine if a misstatement is material. The evaluation requirements of SAB No. 108 are effective for years ending after November 15, 2006. We are in the process of determining what effect, if any, the adoption of SAB No. 108 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2006 and 2005:

	September 30, 2006			September 30, 2005
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
			(In thousands)

Cash and cash equivalents	$75,178	$75,154	2.85%	$82,883	$82,880	3.27%
Short-term investments	152,446	152,141	4.79%	146,543	146,088	3.26%
Long-term investments	33,306	33,254	5.10%	53,002	52,503	3.73%

	$260,930	$260,549	4.27%	$282,428	$281,471	3.36%

We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, including the New Notes issued in the exchange offer completed on March 31, 2005, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2006 and 2005:

	September 30, 2006			September 30, 2005
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)

Senior Notes	$400,000	$400,000	$407,000	$400,000	$400,000	$446,497

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2006:

	Contract Amount
	Foreign		Fair Value
	Currency	US$	US$
		(In thousands)

Sell foreign currency:
EURO (EUR)	EUR 6,650	$8,468	$—
Japanese Yen (YEN)	YEN 100,000	854	—
Buy foreign currency:
British Pound (GBP)	GBP 3,174	$6,000	$—

The forward foreign currency contracts were all entered into on September 30, 2006, therefore, the fair value was $0 on that date.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fair Isaac Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended September 30, 2004 were audited by other auditors whose report, dated November 10, 2004 (except as to the fifth paragraph of Note 1, which is as of February 24, 2005), expressed an unqualified opinion on those statements.

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

In our opinion, such fiscal 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of October 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
December 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fair Isaac Corporation:

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Fair Isaac Corporation and subsidiaries (the “Company”) for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows of the Company for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California
November 10, 2004, except as to the fifth
paragraph of Note 1, which is as of
February 24, 2005

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$75,154	$82,880
Marketable securities available for sale, current portion	152,141	146,088
Receivables, net	165,806	156,375
Prepaid expenses and other current assets	17,998	20,249
Deferred income taxes	2,211	7,088

Total current assets	413,310	412,680
Marketable securities available for sale, less current portion	38,318	56,926
Other investments	2,161	2,161
Property and equipment, net	56,611	48,436
Goodwill	695,162	688,683
Intangible assets, net	90,900	114,623
Deferred income taxes	20,010	19,902
Other assets	4,733	7,650

	$1,321,205	$1,351,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,162	$11,579
Senior convertible notes	400,000	—
Accrued compensation and employee benefits	34,936	31,373
Other accrued liabilities	41,647	39,368
Deferred revenue	48,284	55,837

Total current liabilities	537,029	138,157
Senior convertible notes	—	400,000
Other liabilities	14,148	7,810

Total liabilities	551,177	545,967

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 59,369 and 63,836 shares outstanding at September 30, 2006 and 2005, respectively)	594	638
Paid-in-capital	1,073,886	1,037,524
Treasury stock, at cost (29,488 and 25,021 shares at September 30, 2006 and 2005, respectively)	(952,979)	(775,746)
Unearned compensation	—	(1,284)
Retained earnings	644,836	546,450
Accumulated other comprehensive income (loss)	3,691	(2,488)

Total stockholders’ equity	770,028	805,094

	$1,321,205	$1,351,061

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended September 30,
	2006	2005	2004

Revenues	$825,365	$798,671	$706,206

Operating expenses:
Cost of revenues (1)	281,977	275,065	252,587
Research and development	84,967	81,295	71,088
Selling, general and administrative (1)	260,845	223,400	182,374
Amortization of intangible assets (1)	25,191	25,900	19,064
Restructuring and acquisition-related	19,662	—	1,227

Total operating expenses	672,642	605,660	526,340

Operating income	152,723	193,011	179,866
Interest income	15,248	8,402	9,998
Interest expense	(8,569)	(8,347)	(16,942)
Loss on redemption of convertible subordinated notes	—	—	(11,137)
Other income (expense), net	(210)	1,022	7,030

Income before income taxes	159,192	194,088	168,815
Provision for income taxes	55,706	59,540	66,027

Net income	$103,486	$134,548	$102,788

Earnings per share:
Basic	$1.63	$2.02	$1.47

Diluted	$1.59	$1.86	$1.31

Shares used in computing earnings per share:
Basic	63,579	66,556	69,933

Diluted	65,125	73,584	82,132

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended September 30, 2006, 2005 and 2004
(In thousands)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	Income

Balance at September 30, 2003	69,868	$699	$1,019,614	$(486,477)	$(3,710)	$319,341	$75	$849,542
Exercise of stock options	2,472	25	17,799	28,275	—	—	—	46,099
Tax benefit from exercised stock options	—	—	15,927	—	—	—	—	15,927
Amortization of unearned compensation	—	—	—	—	1,569	—	—	1,569
Options exchanged in London Bridge acquisition	—	—	1,320	—	—	—	—	1,320
Forfeitures of restricted stock and stock options	(12)	—	(65)	(262)	327	—	—	—
Repurchases of common stock	(3,011)	(30)	(1)	(101,094)	—	—	—	(101,125)
Issuance of ESPP shares from treasury	268	3	(157)	7,581	—	—	—	7,427
Dividends paid	—	—	—	—	—	(4,669)	—	(4,669)
Cash paid in lieu of fractional shares in effecting stock split	(6)	—	—	—	—	(242)	—	(242)
Net income	—	—	—	—	—	102,788	—	102,788	$102,788
Unrealized losses on investments, net of tax of $568	—	—	—	—	—	—	(932)	(932)	(932)
Cumulative translation adjustments net of tax of $1,120	—	—	—	—	—	—	(1,233)	(1,233)	(1,233)

Balance at September 30, 2004	69,579	697	1,054,437	(551,977)	(1,814)	417,218	(2,090)	916,471	$100,623

Exercise of stock options	3,299	33	(35,145)	98,300	—	—	—	63,188
Tax benefit from exercised stock options	—	—	12,711	—	—	—	—	12,711
Amortization of unearned compensation	—	—	—	—	2,927	—	—	2,927
Options exchanged in Braun acquisition	—	—	2,417	—	(394)	—	—	2,023
Forfeitures of restricted stock and stock options	(13)	—	35	(291)	256	—	—	—
Release of common stock from escrow	(102)	(1)	—	(2,201)	—	—	—	(2,202)
Repurchases of common stock	(9,225)	(94)	—	(328,443)	—	—	—	(328,537)
Issuance of ESPP shares from treasury	298	3	(190)	8,866	—	—	—	8,679
Senior convertible notes exchange offer premium	—	—	1,000	—	—	—	—	1,000
Dividends paid	—	—	—	—	—	(5,316)	—	(5,316)
Stock-based unearned compensation	—	—	2,259	—	(2,259)	—	—	—
Net income	—	—	—	—	—	134,548	—	134,548	$134,548
Unrealized losses on investments, net of tax of $97	—	—	—	—	—	—	(172)	(172)	(172)
Cumulative translation adjustments, net of tax of $134	—	—	—	—	—	—	(226)	(226)	(226)

Balance at September 30, 2005	63,836	638	1,037,524	(775,746)	(1,284)	546,450	(2,488)	805,094	$134,150

Share-based compensation			42,085	—	—	—	—	42,085
Exercise of stock options	2,104	21	(10,993)	65,888	—	—	—	54,916
Tax benefit from exercised stock options	—	—	10,571	—	—	—	—	10,571
Reclassification due to the adoption of SFAS No. 123(R)	—	—	(1,284)	—	1,284	—	—	—
Forfeitures of restricted stock and stock options	(22)	—	51	(51)	—	—	—	—
Repurchases of common stock	(6,971)	(69)	—	(256,418)	—	—	—	(256,487)
Issuance of ESPP shares from treasury	300	3	(185)	9,466	—	—	—	9,284
Issuance of restricted stock to employees from treasury	122	1	(3,883)	3,882	—	—	—	—
Dividends paid	—	—	—	—	—	(5,100)	—	(5,100)
Net income	—	—	—	—	—	103,486	—	103,486	$103,486
Unrealized gains on investments, net of tax of $206	—	—	—	—	—	—	368	368	368
Cumulative translation adjustments, net of tax of $3,441	—	—	—	—	—	—	5,811	5,811	5,811

Balance at September 30, 2006	59,369	$594	$1,073,886	$(952,979)	$—	$644,836	$3,691	$770,028	$109,665

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2006	2005	2004

Cash flows from operating activities:
Net income	$103,486	$134,548	$102,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,805	51,517	46,881
Share-based compensation	42,085	2,927	1,569
Loss on redemption of convertible subordinated notes	—	—	11,137
Amortization of discount on convertible subordinated notes	—	—	1,437
Share of equity in loss of investments	—	—	19
Gain on sales of marketable securities	—	—	(7,590)
Deferred income taxes	1,125	13,279	11,911
Tax benefit from exercised stock options	10,571	12,711	15,927
Excess tax benefits from share-based payment arrangements	(7,094)	—	—
Net amortization (accretion) of premium (discount) on marketable securities	(110)	420	(932)
Provision for doubtful accounts	2,200	3,691	1,367
Net loss on sales of property and equipment	70	71	185
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(9,686)	(7,527)	11,294
Prepaid expenses and other assets	4,489	(2,485)	5,320
Accounts payable	126	(1,773)	(5,305)
Accrued compensation and employee benefits	3,326	(2,395)	4,079
Other liabilities	7,686	(8,665)	(5,254)
Deferred revenue	(8,037)	17,763	4,316

Net cash provided by operating activities	199,042	214,082	199,149

Cash flows from investing activities:
Purchases of property and equipment	(31,409)	(16,414)	(23,204)
Collections of notes receivable from sale of product lines	500	750	2,700
Cash paid for acquisitions, net of cash acquired	—	(41,312)	(284,731)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	—	22,672	—
Purchases of marketable securities	(176,251)	(241,273)	(738,241)
Proceeds from sales of marketable securities	53,390	118,472	883,852
Proceeds from maturities of marketable securities	136,743	154,804	167,508
Investment in cost-method investee	—	(600)	(466)

Net cash (used in) provided by investing activities	(17,027)	(2,901)	7,418

Cash flows from financing activities:
Payments for redemption of convertible subordinated notes	—	—	(153,938)
Proceeds from issuances of common stock under employee stock option and purchase plans	64,200	71,867	53,526
Dividends paid	(5,100)	(5,316)	(4,669)
Repurchases of common stock	(256,487)	(328,537)	(101,125)
Excess tax benefits from share-based payment arrangements	7,094	—	—
Cash paid in lieu of fractional shares in effecting stock split	—	—	(242)

Net cash used in financing activities	(190,293)	(261,986)	(206,448)

Effect of exchange rate changes on cash	552	(385)	568

(Decrease) increase in cash and cash equivalents	(7,726)	(51,190)	687
Cash and cash equivalents, beginning of year	82,880	134,070	133,383

Cash and cash equivalents, end of year	$75,154	$82,880	$134,070

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $2,378, $2,951 and $4,351 during the years ended September 30, 2006, 2005 and 2004, respectively	$37,586	$23,932	$41,323
Cash paid for interest	$6,000	$6,000	$14,178

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2006, 2005 and 2004

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

Adoption of Accounting Pronouncement

We adopted the Emerging Issues Task Force (“EITF”) consensus with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, during fiscal 2005. This consensus requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are met. As required by the consensus, we have restated our diluted earnings per share calculations for fiscal 2004 to include the shares of our common stock issuable upon conversion of our Senior Convertible Notes (“Senior Notes”) using the “if converted” method.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and investments with a maturity of 90 days or less at time of purchase.

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, and other current assets, accounts payable, accrued compensation and employee benefits, and other accrued liabilities, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents, marketable security investments are disclosed in Note 4. The fair value of our cost-method investment approximates its recorded value. The fair value of our senior convertible notes is disclosed in Note 9.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

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

The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are recorded in operations. Depreciation and amortization on property and equipment totaled $23.6 million, $24.3 million and $26.1 million during fiscal 2006, 2005 and 2004, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

Internal-use Software

Costs incurred to develop internal-use software during the application development stage are capitalized and reported at cost, subject to an impairment test as described below. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs are amortized using the straight-line method over two to three years.

We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We capitalized $0.8 million, $1.1 million and $4.8 million in fiscal 2006, 2005 and 2004, respectively. Amortization expense related to internal-use software was $2.5 million, $3.0 million and $2.8 million in fiscal 2006, 2005 and 2004, respectively.

Capitalized Software Development Costs

All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent direct costs such as coding, debugging and testing are capitalized. Capitalized software development costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Capitalized software development costs were $0, net of accumulated amortization of $3.4 million as of September 30, 2006 and 2005, and are included in other long-term assets in the accompanying consolidated balance sheets. Amortization expense related to capitalized software development costs totaled $0, $1.3 million and $1.7 million during fiscal 2006, 2005 and 2004, respectively.

At each balance sheet date, we compare a product’s unamortized capitalized cost to the product’s estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, reductions or write-offs of capitalized software development costs could result. No write-offs were recorded during fiscal 2006, 2005 or 2004.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting (see Note 2).

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

We amortize our intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, using the straight-line method or based on the forecasted cash flows associated with the assets over the following estimated useful lives:

Estimated Useful Life

Completed technology	5 to 6 years
Customer contracts and relationships	2 to 15 years
Trade names	5 years
Other	3 years

Revenue Recognition

Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The determination of whether fees are fixed or determinable and collection is probable involves the use of assumptions. We evaluate contract terms and customer information to ensure that these criteria are met prior to our recognition of license fee revenue.

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

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance, expiration of the acceptance period or where we can demonstrate we meet the acceptance criteria.

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
Years Ended September 30, 2006, 2005 and 2004

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
Years Ended September 30, 2006, 2005 and 2004

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
Years Ended September 30, 2006, 2005 and 2004

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

Share-Based Compensation

Prior to October 1, 2005, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. We generally recorded no employee compensation expense for options granted prior to October 1, 2005 as options granted generally had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our 1999 Employee Stock Purchase Plan (“Purchase Plan”) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each offering period. In accordance with SFAS No. 123, we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive awards.

Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. Results for prior periods have not been restated. See Note 15 for further discussion of the impact of the adoption of SFAS No. 123(R).

Impairment of Long-lived Assets

We assess potential impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived intangible assets were not impaired at September 30, 2006, 2005 or 2004. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $4.3 million, $5.3 million and $6.5 million in fiscal 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

New Accounting Pronouncements Not Yet Adopted

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provided the Staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach to determine if a misstatement is material. The evaluation requirements of SAB No. 108 are effective for years ending after November 15, 2006. We are in the process of determining what effect, if any, the adoption of SAB No. 108 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

2.	Acquisitions

RulesPower, Inc.

On September 23, 2005, we acquired certain assets of RulesPower, Inc. (“RulesPower”), a leading provider of analytics and decision management technology, in exchange for cash consideration of $6.5 million. The purpose of this acquisition was to acquire RulesPower’s high-performance business rules management systems. These systems utilize proprietary execution engines that help users manage large amounts of data by executing rules faster and more efficiently. We intend to integrate this technology into Blaze Advisor system’s existing performance optimization capabilities, rules repository, developer tools, templates for business user rules management and other Fair Isaac products in which the Blaze Advisor system is embedded. We accounted for this transaction using the purchase method of accounting. Our allocation of the purchase price included $5.3 million for goodwill and $1.2 million for intangible assets, consisting of core technology. The acquired intangible assets have an estimated useful life of five years and are being amortized over this period using the straight-line method. The goodwill was allocated entirely to our Analytical Software Tools operating segment and will be deductible for tax purposes.

Braun Consulting, Inc.

On November 10, 2004, we acquired all of the issued and outstanding stock of Braun Consulting, Inc. (“Braun”), a marketing strategy and technology consulting firm, in exchange for cash consideration of $37.1 million and contingent cash consideration of $3.3 million payable to a former Braun shareholder if certain revenue parameters are achieved during either the fiscal year ended September 30, 2005, the two fiscal years ended September 30, 2006, or the three fiscal years ended September 30, 2007. These revenue parameters were not achieved during fiscal 2006 or 2005. The acquisition of Braun was consummated principally to complement our marketing solutions and services related to marketing strategy and customer management technologies, as well as to expand our capabilities in markets targeted for growth, including healthcare, retail and pharmaceuticals. Braun is

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

included in the Professional Services operating segment. The results of operations of Braun have been included in our results prospectively from November 10, 2004.

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
Years Ended September 30, 2006, 2005 and 2004

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
Years Ended September 30, 2006, 2005 and 2004

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

During the quarter ended June 30, 2004, in connection with our acquisition of London Bridge, we entered into a forward foreign currency contract to sell £170.0 million for $300.1 million. This contract was entered into to offset exchange rate transaction gains or losses on British Pounds cash balances that were held by our wholly-owned acquiring subsidiary, whose functional currency is that of the U.S. Dollar, for the purpose of funding the London Bridge acquisition. We reduced the notional amount of the forward currency contract in connection with the payment of consideration to the selling shareholders, and settled the contract in the fourth quarter of fiscal 2004. During fiscal 2004, we recorded realized losses on this contract totaling $10.4 million, which is included in other income, net in the accompanying consolidated statements of income. These losses were principally offset by foreign currency transaction gains of $9.0 million, which are also included in other income, net.

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
Years Ended September 30, 2006, 2005 and 2004

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

4.	Cash, Cash Equivalents and Marketable Securities Available for Sale

The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2006 and 2005:

	2006				2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash and Cash Equivalents:
Cash	$33,944	$—	$—	$33,944	$6,626	$—	$—	$6,626
Money market funds	17,045	—	—	17,045	23,715	—	—	23,715
Commercial paper	24,189	—	(24)	24,165	26,927	—	(6)	26,921
Repurchase agreements	—	—	—	—	10,183	—	—	10,183
U.S. government obligations	—	—	—	—	15,433	2	—	15,435

	$75,178	$—	$(24)	$75,154	$82,884	$2	$(6)	$82,880

Short-term Marketable Securities:
U.S. government obligations	$105,512	$6	$(211)	$105,307	$93,945	$—	$(389)	$93,556
Corporate debt	32,684	—	(100)	32,584	9,548	—	(66)	9,482
Other debt securities	14,250	—	—	14,250	43,050	—	—	43,050

	$152,446	$6	$(311)	$152,141	$146,543	$—	$(455)	$146,088

Long-term Marketable Securities:
U.S. government obligations	$25,490	$23	$(49)	$25,464	$34,876	$—	$(288)	$34,588
U.S. corporate debt	7,817	6	(32)	7,791	18,126	—	(211)	17,915
Marketable equity securities	4,894	169	—	5,063	4,463	—	(40)	4,423

	$38,201	$198	$(81)	$38,318	$57,465	$	$(539)	$56,926

Short-term marketable securities mature at various dates over the course of the next twelve months. Our long-term U.S. government obligations and U.S. corporate debt investments mature at various dates over the next one to

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

three years. During fiscal 2004, we recognized gross realized gains on the sale of investments of $7.6 million, which is included in other income, net in the accompanying consolidated statements of income. During fiscal 2006 and 2005, we recognized no realized gains or losses on investments.

The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 and 2005:

	2006
	Less than 12 months		12 months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Description of Securities
Commercial paper	$24,165	$(24)	$—	$—	$24,165	$(24)
U.S. government obligations	49,678	(45)	34,678	(215)	84,356	(260)
U.S. corporate debt	20,944	(32)	15,625	(100)	36,569	(132)

	$94,787	$(101)	$50,303	$(315)	$145,090	$(416)

	2005
	Less than 12 months		12 months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Description of Securities
Commercial paper	$26,921	$(6)	$—	$—	$26,921	$(6)
U.S. government obligations	85,842	(339)	41,302	(338)	127,144	(677)
U.S. corporate debt	17,803	(146)	9,594	(131)	27,397	(277)

	$130,566	$(491)	$50,896	$(469)	$181,462	$(960)

The unrealized losses from our fixed income securities at September 30, 2006 are primarily attributable to changes in interest rates. Because we have the ability and intent to hold these fixed income securities until a recovery of fair value, which may be maturity, we do not consider these securities to be other-than temporarily impaired at September 30, 2006.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

5.	Receivables

Receivables at September 30, 2006 and 2005 consisted of the following:

	2006	2005
	(In thousands)

Billed	$118,144	$122,314
Unbilled	53,668	41,283

	171,812	163,597
Less allowance for doubtful accounts	(6,006)	(7,222)

Receivables, net	$165,806	$156,375

Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During fiscal 2006, 2005 and 2004, we increased our allowance for the provision for doubtful accounts by $2.2 million, $3.7 million and $1.4 million, respectively, recorded an allowance for doubtful accounts on acquired receivables of $0, $0.5 million and $8.9 million, respectively, and wrote off receivables (net of recoveries) of $3.4 million, $5.7 million and $0.3 million, respectively. In addition, we recorded a $5.9 million decrease in the allowance in fiscal 2005 from the completion of the purchase price allocation for the London Bridge acquisition, the disposition of Phoenix and currency translation.

6.	Other Investments

As a result of our acquisition of HNC Software, Inc. (“HNC”) in August 2002, we obtained investments accounted for using the cost method including an approximate 6.0% ownership interest in Open Solutions, Inc. (“OSI”), a developer of client/server core data processing solutions for community banks and credit unions. In November 2003, OSI completed an initial public offering of its common stock, at which time we began accounting for it as a marketable equity security. In May 2004, we sold our investment in OSI for net proceeds of $14.1 million, which included a realized gain of $6.6 million ($4.0 million net of tax) that was included in other income, net, within the accompanying consolidated statement of income for fiscal 2004.

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or more frequently if impairment indicators arise. Our other intangible assets have definite lives and are being amortized using the straight-line method or based on the forecasted cash flows associated with the assets over their estimated useful lives.

As prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, we have determined that our reporting units are the same as our reportable segments (see Note 16). We selected the fourth quarter to perform our annual goodwill impairment test, and determined that goodwill was not impaired as of July 1, 2006 and 2005.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

Intangible assets that are subject to amortization consisted of the following at September 30, 2006 and 2005:

	2006	2005
	(In thousands)

Completed technology	$79,980	$80,000
Customer contracts and relationships	85,346	85,038
Trade names	8,600	8,600
Other	—	100
Foreign currency translation adjustments	1,458	(188)

	175,384	173,550
Less accumulated amortization	(84,484)	(58,927)

	$90,900	$114,623

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income, consisted of the following during fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

Cost of revenues	$14,928	$14,815	$10,986
Selling, general and administrative expenses	10,263	11,085	8,078

	$25,191	$25,900	$19,064

In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2006, was as follows (in thousands):

Fiscal Year

2007	$23,744
2008	14,996
2009	13,825
2010	11,305
2011	6,068
Thereafter	20,962

$90,900

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

The following table summarizes changes to goodwill during fiscal 2006 and 2005, both in total and as allocated to our operating segments.

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Balance at September 30, 2004	$551,724	$88,254	$3,077	$46,290	$689,345
Goodwill acquired in acquisitions (see Note 2)	—	—	9,374	5,284	14,658
Purchase accounting adjustments	555	—	—	(709)	(154)
Disposition of London Bridge Phoenix Software, Inc (see Note 3)	(15,149)	—	—	—	(15,149)
Foreign currency translation adjustments	(14)	—	—	(3)	(17)

Balance at September 30, 2005	537,116	88,254	12,451	50,862	688,683
Purchase accounting adjustments	60	—	—	20	80
Foreign currency translation adjustments	5,373	—	—	1,026	6,399

Balance at September 30, 2006	$542,549	$88,254	$12,451	$51,908	$695,162

During fiscal 2005, we adjusted our preliminary allocation of the London Bridge and Diversified HealthCare Services, Inc. purchase prices. The London Bridge adjustment was primarily attributable to an $8.0 million adjustment made to increase accounts receivable to its net realizable value, which was partially offset by a $2.6 million reduction in deferred tax assets to reflect a revision of certain estimates made. The Diversified HealthCare Services adjustment resulted in a $4.1 million increase in goodwill due to additional payments made to the selling shareholders as the result of achievement of revenue targets.

8.	Composition of Certain Financial Statement Captions

	September 30,
	2006	2005
	(In thousands)

Property and equipment:
Data processing equipment and software	$123,692	$99,237
Office furniture, vehicles and equipment	28,324	28,030
Leasehold improvements	29,330	25,476
Less accumulated depreciation and amortization	(124,735)	(104,307)

	$56,611	$48,436

Other accrued liabilities:
Income taxes payable	$18,498	$16,724
Other	23,149	22,644

	$41,647	$39,368

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

9.	Convertible Notes

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

We may redeem for cash all or part of the Senior Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of the $400.0 million of Senior Notes on August 15, 2007, August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Notes being repurchased, plus accrued and unpaid interest.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

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

The fair value of the Senior Notes at September 30, 2006 and 2005, as determined based upon quoted market prices, was $407.0 million and $446.5 million, respectively.

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

10.	Restructuring and Acquisition-Related Expenses

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

During fiscal 2004, we completed a plan to exit certain office space acquired in connection with our fiscal 2003 acquisition of NAREX Inc., and accordingly, recorded a lease exit accrual and additional goodwill of $1.7 million. Also during fiscal 2004, we recorded a $0.5 million charge related to the closure of a Fair Isaac office facility upon relocating those operations into an acquired London Bridge office facility. This amount is recorded in restructuring and acquisition-related expense in the accompanying consolidated statements of income.

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

During fiscal 2006, we vacated excess lease space primarily located in California and recorded a lease exit accrual of $13.0 million, representing future cash lease obligations, net of estimated sublease income. In connection with a restructuring initiative, we incurred charges of $5.1 million for severance costs associated with a reduction of 190 employees primarily in product management, delivery and development functions. Cash payments for the

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

majority of these severance costs were paid in fiscal 2006. We also recorded a $0.2 million gain in fiscal 2006 due to the adjustment of liabilities established for the exit of certain leased spaces.

The following table summarizes our restructuring and acquisition-related accruals associated with the above actions. The current portion and non-current portion was recorded in other accrued current liabilities and other long-term liabilities within the accompanying consolidated balance sheets.

	Accrual at				Accrual at
	September 30,	Goodwill	Expense	Cash	September 30,
	2003	Additions	Additions	Payments	2004
	(In thousands)

Facilities charges	$2,208	$4,885	$460	$(1,114)	$6,439
Employee separation	5	1,171	—	(5)	1,171

	2,213	$6,056	$460	$(1,119)	7,610

Less: current portion	(875)				(3,994)

Non-current	$1,338				$3,616

	Accrual at			Accrual at
	September 30,	Goodwill	Cash	September 30,
	2004	Additions	Payments	2005
	(In thousands)

Facilities charges	$6,439	$5,734	$(5,812)	$6,361
Employee separation	1,171	1,308	(2,479)	—

	7,610	$7,042	$(8,291)	6,361

Less: current portion	(3,994)			(3,721)

Non-current	$3,616			$2,640

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2005	Additions	Payments	Reversals	2006
	(In thousands)

Facilities charges	$6,361	$13,014	$(4,117)	$(164)	$15,094
Employee separation	—	5,138	(5,048)	—	90

	6,361	$18,152	$(9,165)	$(164)	15,184

Less: current portion	(3,721)				(9,112)

Non-current	$2,640				$6,072

During fiscal 2006, we recorded a $0.5 million gain from past rent paid that was refunded to us from the landlord. During fiscal 2006 and 2004, we wrote off deferred acquisition costs totaling $2.2 million and $0.7 million, respectively, in connection with abandoned acquisitions, consisting principally of third-party legal, accounting and other professional fees. These amounts are recorded in restructuring and acquisition-related expenses in the accompanying consolidated statements of income.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

11.	Income Taxes

The provision for income taxes was as follows during fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

Current:
Federal	$44,832	$40,213	$47,789
State	8,346	5,771	6,034
Foreign	1,403	277	293

	54,581	46,261	54,116

Deferred:
Federal	2,336	13,396	8,328
State	(1,211)	(117)	3,583

	1,125	13,279	11,911

Total provision	$55,706	$59,540	$66,027

The foreign provision was based on foreign pretax earnings (loss) of $3.8 million, $(9.8) million and $(7.5) million in fiscal 2006, 2005 and 2004, respectively.

During fiscal 2006, 2005 and 2004, we realized certain tax benefits related to nonqualified and incentive stock options in the amounts of $10.6 million, $12.7 million and $15.9 million, respectively, that were credited directly to paid-in-capital.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

Deferred tax assets and liabilities at September 30, 2006 and 2005 were as follows:

	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$34,987	$49,394
Research credit carryforwards	15,928	14,410
Capital loss carryforward	11,280	11,280
Investments	2,483	3,951
Accrued compensation	3,088	3,668
Share-based compensation	14,914	—
Deferred revenue	3,896	6,161
Accrued lease costs	5,756	3,877
Property and equipment	—	3,733
Other	7,731	9,150

	100,063	105,624
Less valuation allowance	(26,927)	(27,987)

	73,136	77,637

Deferred tax liabilities:
Intangible assets	(20,619)	(34,144)
Convertible notes	(18,710)	(12,576)
Property and equipment	(1,920)	—
Prepaid expense	(4,496)	(2,889)
Other	(5,170)	(1,038)

	(50,915)	(50,647)

Deferred tax assets, net	$22,221	$26,990

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax asset, net of the existing valuation allowance at September 30, 2006.

For fiscal 2006, the change in the valuation allowance was due to utilization of net operating losses (“NOL”) in the United Kingdom. The valuation allowance for deferred tax assets increased approximately $16.1 million in fiscal 2005. Approximately $11.3 million of this increase related to a valuation allowance established for a U.S. capital loss carryforward that was principally generated as a result of the sale of London Bridge Phoenix Software and for which realization of a tax benefit is uncertain prior to the expiration of the carryforward period. The balance of the increase in the valuation allowance principally related to an increase of deferred tax assets associated with foreign operations for which realization also remains uncertain.

For fiscal 2006, the change in the balance of the NOL carryforward was due to utilization. We acquired NOL and research credit carryforwards in connection with our acquisitions of Braun, London Bridge, and HNC in fiscal 2005, 2004 and 2002, respectively. As of September 30, 2006, we had available U.S. federal, state and foreign NOL carryforwards of approximately $74.5 million, $44.1 million and $32.3 million, respectively. We also have available U.S. federal and state research credit carryforwards of approximately $8.9 million and $7.8 million, respectively. The U.S. federal NOL carryforwards will expire at various dates beginning in fiscal 2010 through

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

fiscal 2024, if not utilized. The state NOL carryforwards will begin to expire in fiscal 2007 through fiscal 2024, if not utilized. The U.S. federal research credit carryforwards will begin to expire in fiscal 2007 through 2022, if not utilized. Utilization of the U.S. federal and state NOL and research credit carryforwards are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions. In addition, certain limitations apply to our ability to utilize the foreign NOL carryforwards.

We are currently under examination by the IRS for tax returns filed for fiscal 1998 through 2004 and by the California Franchise Tax Board for fiscal 1998 through 2002. Although the final outcome of these examinations remains unknown, we have reserved for potential adjustments that may result from the examinations and believe the final resolution will not have a material effect on our results of operations. We assess the adequacy of these reserves in each reporting period based on then-current information. Adjustments to the reserves are recognized in our income tax provision in the period in which such determination is made.

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

Income tax provision at U.S. federal statutory rates	$55,717	$67,931	$59,085
State income taxes, net of U.S. federal benefit	4,638	2,964	6,251
Foreign taxes	(1,472)	(2,804)	783
Extraterritorial income exclusion	(4,600)	(11,505)	(2,388)
Research credits	(183)	(2,217)	(1,344)
Manufacturing deduction	(1,058)	—	—
Valuation allowance for foreign losses	138	3,253	2,132
Other	2,526	1,918	1,508

Recorded income tax provision	$55,706	$59,540	$66,027

Our effective tax rate in fiscal 2006 was impacted by three major items. First, the effective rate was impacted by the recognition of $1.0 million of tax benefit from the adoption of Internal Revenue Code (“IRC”) §199. IRC §199 provides a special income tax deduction for income from domestic production activities. Second, the effective rate was impacted by our foreign operations reporting income in fiscal 2006 as opposed to losses as reported in previous years. Finally, the effective rate was impacted by the non-recurring discrete tax benefits recognized in fiscal 2005. Our effective tax rate in fiscal 2005 was impacted by the recognition of $10.6 million of tax benefits from the implementation of tax planning strategies that related to prior years. These benefits were determined in conjunction with tax studies we performed with outside advisors that identified an additional $7.1 million of U.S. federal and $3.5 million of state tax credits and other deductions related to prior years’ tax return filings. The additional amounts relate to research credits, extraterritorial income exclusion, and state apportionment methodology. The tax benefits recognized reflect our estimate of the effect of amended tax returns filed for fiscal 1998 through 2004.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

12.	Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands, except per share data)

Numerator for basic earnings per share — net income	$103,486	$134,548	$102,788
Interest expense on Senior Notes, net of tax	4	2,508	4,918

Numerator for diluted earnings per share	$103,490	$137,056	$107,706

Denominator — shares:
Basic weighted-average shares	63,579	66,556	69,933
Effect of dilutive securities	1,546	7,028	12,199

Diluted weighted-average shares	65,125	73,584	82,132

Earnings per share:
Basic	$1.63	$2.02	$1.47

Diluted	$1.59	$1.86	$1.31

The computation of diluted EPS for fiscal 2006, 2005 and 2004 excludes options to purchase approximately 3,194,000, 3,211,000 and 3,051,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive. The computation of diluted EPS for fiscal 2004 excludes approximately 3,800,000 shares of common stock issuable upon conversion of our Subordinated Notes, as the inclusion of such shares would have been antidilutive. On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. This consensus requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are then met. The computation for diluted EPS for fiscal 2005 and 2004 includes approximately 4,529,000 and 9,101,000 shares of common stock, respectively, issuable upon conversion of our Senior Notes. Effective with the completed exchange offer on March 31, 2005, the dilutive effect of the New Notes are calculated using the treasury stock method.

13.	Stockholders’ Equity

Common Stock

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2006, 2005 and 2004, we expended $256.5 million, $328.5 million and $101.1 million, respectively, in connection with our repurchase of common stock under such programs. In August 2006, our Board of Directors approved a new common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. Through September 30, 2006, we had repurchased 2,369,428 shares of our common stock under this program for an aggregate cost of $85.3 million. See Note 20 regarding a new stock repurchase program approved subsequent to September 30, 2006.

We paid quarterly dividends on common stock of two cents per share, or eight cents per year, during each of fiscal 2006, 2005 and 2004.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

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

Defined Contribution Plans

We sponsor a Fair Isaac 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in Fair Isaac common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac 401(k) plan or have been frozen, totaled $7.4 million, $6.8 million and $6.5 million during fiscal 2006, 2005 and 2004, respectively.

Employee Incentive Plans

We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $8.6 million, $6.9 million and $5.2 million during fiscal 2006, 2005 and 2004, respectively.

15.	Stock-Based Employee Benefit Plans

Description of Stock Option and Share Plans

We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. Under the 1992 Plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under this plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of this plan shall not exceed 5,062,500 shares. As of September 30, 2006, 832,157 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of September 30, 2006, 1,461,975 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. We also maintain individual stock option plans for certain of our executive officers and the chairman of the board. There are no shares available for future grants under these plans.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

Stock option awards granted during fiscal 2006 typically have a maximum term of seven years and vest ratably over four years. Stock option awards granted prior to October 1, 2005, typically have a maximum term of ten years and vest ratably over four years.

We assumed all outstanding stock options held by former employees and non-employee directors of HNC, who as of our acquisition date, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of September 30, 2006, 1,324,593 shares remained available for future grant under these option plans.

Description of Employee Stock Purchase Plan

Under our Purchase Plan, we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase Fair Isaac common stock during semi-annual offering periods. The purchase price of the stock is the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December.

A total of approximately 300,000, 298,000 and 268,000 shares of our common stock with a weighted average purchase price of $30.88, $29.12 and $27.68 per share were issued under the Purchase Plan during fiscal 2006, 2005 and 2004, respectively. At September 30, 2006, 3,559,000 shares remained available for issuance.

Description of Employee Stock Ownership Plan

We maintain a Non-U.S. Employee Stock Ownership Plan (“Non-U.S. ESOP”) that covers eligible employees working in the United Kingdom and contributions into the Non-U.S. ESOP are determined annually by our Board of Directors. There were no contributions into this plan during fiscal 2006, 2005 and 2004.

Impact of the Adoption of SFAS No. 123(R)

See Note 1 for a description of our adoption of SFAS No. 123(R) on October 1, 2005. The following table summarizes the share-based compensation expense included in operating expense captions that we recorded within the accompanying consolidated statements of income for fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

Cost of revenues	$10,970	$703	$120
Research and development	6,435	166	169
Selling, general and administrative	24,680	2,058	1,280

	$42,085	$2,927	$1,569

We recorded $41.1 million in pre-tax share-based compensation expense for stock options and purchases under the Purchase Plan and $1.0 million in share-based compensation expense for restricted stock awards in fiscal 2006. The total tax benefit related to this share-based compensation expense was $15.4 million in fiscal 2006. Share-based compensation expense reduced diluted earnings per share by $0.41 in fiscal 2006. As of September 30, 2006, there was $70.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.0 years.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS No. 123 for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows within our consolidated statements of cash flows. SFAS No. 123(R)requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the $7.1 million excess tax benefit that is classified as a financing cash inflow in the accompanying consolidated statements of cash flows in fiscal 2006 was classified as an operating cash inflow prior to the adoption of SFAS No. 123(R).

We received $64.2 million in cash from option exercises and issuances of stock under the Purchase Plan in fiscal 2006. The actual tax benefit that we realized for the tax deductions from option exercises of the share-based payment arrangements totaled $11.5 million for that period.

Due primarily to our ongoing program of repurchasing shares on the open market, we had approximately 29.5 million treasury shares at September 30, 2006. We satisfy stock option exercises and Purchase Plan issuances from this pool of treasury shares.

Determining Fair Value

We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the fiscal year ended September 30, 2006. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis over the vesting period of the options.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

We used the following assumptions to estimate the fair value of share-based payment awards during fiscal 2006, 2005 and 2004:

Stock Options:	2006	2005	2004

Average expected term (years)	4.75	4.00	4.00
Expected volatility (range)	28-30%	39-52%	52-53%
Weighted average volatility	29%	50%	53%
Risk-free interest rate (range)	4.2-5.2%	3.2-4.0%	2.6-3.3%
Expected dividend yield	0.2%	0.2%	0.2%

Employee Stock Purchase Plan:	2006	2005	2004

Average expected term (years)	0.5	0.5	0.5
Expected volatility (range)	22-23%	18-46%	25-35%
Weighted average volatility	23%	31%	30%
Risk-free interest rate (range)	4.4-5.3%	2.5-3.2%	1.0-1.6%
Expected dividend yield	0.2%	0.2%	0.2%

Stock-Based Activity

The following table summarizes option activity during fiscal 2006:

			Weighted-
		Weighted-	average
		average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)			(In thousands)

Outstanding at October 1, 2005	13,815	$29.14
Granted	3,346	43.03
Exercised	(2,104)	26.10
Forfeited	(1,272)	36.93

Outstanding at September 30, 2006	13,785	32.25	6.13	$85,541

Options exercisable at September 30, 2006	6,648	27.11	5.21	$68,514

The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 were $13.79, $13.61, and $14.75, respectively. The aggregate intrinsic value of options outstanding at September 30, 2006 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 9.8 million shares that had exercise prices that were lower than the $36.57 market price of our common stock at September 30, 2006. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $35.8 million, $55.8 million and $41.8 million, respectively, determined as of the date of exercise.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

The following table summarizes restricted stock activity during fiscal 2006:

		Weighted-
		average
	Shares	Price
	(In thousands)

Outstanding at October 1, 2005	40	$20.40
Granted	122	35.56
Released	(38)	20.40
Forfeited	(2)	20.40

Outstanding at September 30, 2006	122	35.56

Comparable Disclosures

The following table illustrates the effect on our net income and earnings per share for fiscal 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS No. 123(R) to share-based compensation using the Black-Scholes valuation model.

	Fiscal	Fiscal
	2005	2004
	(In thousands, except per share data)

Net income, as reported	$134,548	$102,788
Add: Share-based employee compensation expense included in reported net income, net of tax	1,815	954
Deduct: Share-based employee compensation expense determined under fair value based method for all awards, net of tax	(28,131)	(23,826)

Proforma net income including share-based compensation	$108,232	$79,916

Earnings per share, as reported:
Basic	$2.02	$1.47

Diluted	$1.86	$1.31

Proforma earnings per share — including share-based compensation:
Basic	$1.63	$1.14

Diluted	$1.51	$1.03

16.	Segment Information

We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:

•	Strategy Machinetm Solutions. These are pre-configured EDM applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and medical bill review. This segment also includes our myFICO solutions for consumers.

•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to lenders directly.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

•	Professional Services. Through our professional services, we tailor our EDM products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom EDM applications.

Our Chief Executive Officer evaluates segment financial performance based on segment revenues and operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel, depreciation and amortization. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate share-based compensation expense, restructuring and acquisition-related expense and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation and amortization amounts are allocated to the segments from their internal cost centers as described above.

The following tables summarize segment information for fiscal 2006, 2005 and 2004:

	2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$457,211	$177,152	$145,271	$45,731	$825,365
Operating expenses	(371,236)	(64,739)	(131,938)	(42,982)	(610,895)

Segment operating income	$85,975	$112,413	$13,333	$2,749	214,470

Unallocated share-based compensation expense					(42,085)
Unallocated restructuring and acquisition-related expense					(19,662)

Operating income					152,723
Unallocated interest income					15,248
Unallocated interest expense					(8,569)
Unallocated other income, net					(210)

Income before income taxes					$159,192

Depreciation and amortization	$31,286	$7,887	$6,596	$3,036	$48,805

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

	2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$453,734	$167,270	$129,636	$48,031	$798,671
Operating expenses	(389,833)	(66,750)	(111,238)	(34,912)	(602,733)

Segment operating income	$63,901	$100,520	$18,398	$13,119	195,938

Unallocated share-based compensation expense					(2,927)

Operating income					193,011
Unallocated interest income					8,402
Unallocated interest expense					(8,347)
Unallocated other income, net					1,022

Income before income taxes					$194,088

Depreciation and amortization	$30,911	$11,213	$6,544	$2,849	$51,517

	2004
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$427,647	$142,834	$96,715	$39,010	$706,206
Operating expenses	(341,012)	(66,060)	(87,638)	(28,834)	(523,544)

Segment operating income	$86,635	$76,774	$9,077	$10,176	182,662

Unallocated share-based compensation expense					(1,569)
Unallocated restructuring and acquisition-related expense					(1,227)

Operating income					179,866
Unallocated interest income					9,998
Unallocated interest expense					(16,942)
Unallocated loss on redemption of convertible subordinated notes					(11,137)
Unallocated other income, net					7,030

Income before income taxes					$168,815

Depreciation and amortization	$26,662	$11,053	$7,565	$1,601	$46,881

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2006, 2005 and 2004, the majority of which were derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	2006		2005		2004
	(In thousands)

Strategy Machine Solutions	$457,211	55%	$453,734	57%	$427,647	61%
Scoring Solutions	177,152	21%	167,270	21%	142,834	20%
Professional Services	145,271	18%	129,636	16%	96,715	14%
Analytic Software Tools	45,731	6%	48,031	6%	39,010	5%

	$825,365	100%	$798,671	100%	$706,206	100%

Within our Strategy Machine Solutions segment, our marketing solutions accounted for 5%, 8% and 12% of total revenues in fiscal 2006, 2005 and 2004, respectively, our customer management solutions accounted for 11%, 12% and 13% of total revenues in these periods, respectively, our fraud solutions accounted for 13%, 11% and 11% of total revenues in these periods, respectively, and our insurance and healthcare solutions accounted for 6%, 7% and 10% of total revenues in these periods, respectively.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2006, 2005 and 2004. No individual country outside of the United States accounted for 10% or more of revenue in any of these years.

	2006		2005		2004
	(In thousands)

United States	$595,202	72%	$597,159	75%	$553,710	78%
International	230,163	28%	201,512	25%	152,496	22%

	$825,365	100%	$798,671	100%	$706,206	100%

During fiscal 2006, 2005 and 2004, no individual customer contributed to 10% or more of our total revenues, however, we derive a substantial portion of our revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 18% of our total revenues in fiscal 2006. At September 30, 2006 and 2005, no individual customer contributed to 10% or more of total consolidated receivables.

Our property and equipment, net, on a geographical basis are summarized below at September 30, 2006 and 2005. At September 30, 2006 and 2005, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	2006		2005
	(In thousands)

United States	$50,996	90%	$42,498	88%
International	5,615	10%	5,938	12%

	$56,611	100%	$48,436	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

17.	Commitments

Minimum future commitments under non-cancelable operating leases were as follows at September 30, 2006:

Future Minimum
Fiscal Year	Lease Payments
(In thousands)

2007	$25,088
2008	24,295
2009	21,529
2010	19,141
2011	13,748
Thereafter	24,467

$128,268

The above amounts have not been reduced by contractual sublease commitments totaling $1.5 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million and $0.2 million in fiscal 2007 through 2011 and thereafter, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $28.2 million, $28.4 million and $26.4 million during fiscal 2006, 2005 and 2004, respectively.

We are also a party to a management agreement with twenty of our executives providing for certain payments and other benefits in the event of a qualified change in control of Fair Isaac, coupled with a termination of the officer during the following year.

18.	Contingencies

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

Putative Consumer Class Action Lawsuits

We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff is seeking unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit, and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. The plaintiff brought a motion for class certification and a motion for summary judgment in his favor and against the defendants. We opposed, and the Court denied, both of the plaintiff’s motions. The plaintiff has brought a motion asking the Court to reconsider its prior ruling. That motion is pending. We believe that the resolution of this claim will not result in a material adverse impact to our consolidated financial condition.

We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myFICO.com website. The plaintiff also claims that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff has sought certification of a class on behalf of all individuals who purchased credit score products from us on the myFICO.com website in the five year period prior to the filing of the Complaint on January 18, 2005. Plaintiff seeks unspecified damages, attorneys’ fees and costs. We believe that the claims in this lawsuit are without merit and we have denied any liability or wrongdoing and have denied that class certification is appropriate. We are vigorously contesting this matter. We brought a motion to dismiss the plaintiff’s claims. The Court granted our motion, in part, by dismissing certain of the plaintiff’s claims under the CSA. The plaintiff has brought motions for summary judgment and for class certification. We have opposed both motions. The Court has not yet ruled on the plaintiff’s motions. We believe that the resolution of this claim will not result in a material adverse impact to our consolidated financial condition.

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

19.	Guarantees

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements and certain supplier agreements, including underwriter agreements, as well as standard indemnification agreements that we

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

have executed with certain of our officers and directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

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

20.	Subsequent Events

Credit Agreement

In October 2006, we entered into a five-year $300 million unsecured revolving credit facility with a syndicate of banks. The credit facility may be increased to $500 million subject to certain terms and conditions. Proceeds from the credit facility can be used for capital requirements and general business purposes and may be used for the refinancing of existing debt, acquisitions and repurchases of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities.

Stock Repurchase Program

In November 2006, our Board of Directors canceled the stock repurchase program originally approved in August 2006 for the purchase of $250 million in common stock and approved a new common stock repurchase program. The new repurchase program allows us to purchase up to an aggregate of $500 million in shares of our common stock in the open market or through negotiated transactions. During the period October 1, 2006, through December 1, 2006, we repurchased 3,342,500 shares of our common stock for an aggregate cost of $138.5 million.

21.	Supplementary Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2006. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2005	2006	2006	2006
	(In thousands, except per share data)

Revenues	$202,790	$208,157	$207,129	$207,289
Cost of revenues (1)	67,045	73,144	71,497	70,291

Gross profit	$135,745	$135,013	$135,632	$136,998

Net income (1)	$28,457	$26,973	$26,003	$22,053

Earnings per share (2):
Basic	$0.44	$0.41	$0.41	$0.36

Diluted	$0.43	$0.40	$0.40	$0.35

Shares used in computing earnings per share:
Basic	64,211	65,052	63,664	61,423

Diluted	66,219	66,834	64,973	62,506

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2004	2005	2005	2005
	(In thousands, except per share data)

Revenues	$195,546	$196,021	$203,807	$203,297
Cost of revenues	69,770	69,648	68,339	67,308

Gross profit	$125,776	$126,373	$135,468	$135,989

Net income	$27,861	$34,327	$36,612	$35,748

Earnings per share (2):
Basic	$0.41	$0.51	$0.55	$0.55

Diluted (3)	$0.36	$0.45	$0.53	$0.53

Shares used in computing earnings per share:
Basic	68,570	66,979	66,215	64,471

Diluted (3)	80,056	78,385	68,531	67,216

(1)	Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. Results for prior periods have not been restated. Share-based compensation for the quarters ended December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 included in net income was $9.5 million, $10.1 million, $10.4 million and $12.1 million, respectively, and included in cost of revenues was $2.8 million, $2.7 million, $2.7 million and $2.7 million, respectively. See further discussion regarding our share-based compensation in Note 15. Restructuring and acquisition related expenses for the quarters ended December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 were $(0.7) million, $2.2 million,

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004

$5.3 million and $12.9 million, respectively. See further discussion regarding our restructuring and acquisition related expenses in Note 7.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.

(3)	The computation of diluted earnings per share for the quarters ended December 31, 2004, and March 31, 2005, and includes common stock issuable upon conversion of our Senior Notes along with a corresponding adjustment to net income to add back related interest expense. We completed an exchange offer on March 31, 2005, and the dilutive effect of the New Notes is calculated using the treasury stock method. See the further discussion regarding our Senior Notes in Note 9.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

No change in Fair Isaac’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Fair Isaac’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2006.

Our management’s assessment of the design and effectiveness of our internal control over financial reporting as of September 30, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Fair Isaac Corporation
Minneapolis, Minnesota

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fair Isaac Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated December 8, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
December 8, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2007.

The required information regarding our Executive Officers is contained in Part I of this Annual Report on Form 10-K.

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2007.

Fair Isaac has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our web site located at www.fairisaac.com. Fair Isaac intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its web site. Fair Isaac also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the web site cited above. The required information regarding the Company’s corporate governance guidelines and committee charters is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 12, 2007.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2007.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3.	Exhibits:

Exhibit
Number	Description

3.1	By-laws of the Company. (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004, and Exhibit 3.2 to the Company’s Form 8-K filed on November 7, 2006.)
3.2	Composite Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004.)
4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)
4.2	Form of Rights Certificate. (Included in Exhibit 4.1.)
4.3	Indenture, dated as of August 6, 2003, between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)
4.4	Form of 1.5% Senior Convertible Note due August 15, 2023. (Included in Exhibit 4.3.)
4.5	Indenture, dated as of March 31, 2005, between Fair Isaac and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on April 5, 2005.)
10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-62492, filed June 7, 2001.)(1)
10.2	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.3	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.)(1)

Exhibit
Number	Description

10.4	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000, and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.7	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.9	Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.10	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994. (Incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)(1)
10.11	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.12	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.18	Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers. (Incorporated by reference to Exhibit 10.26 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.19	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001. (Incorporated by reference to Exhibit 10.35 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)
10.20	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)
10.21	Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-32396, filed March 14, 2000.)(1)
10.22	Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.)(1)

Exhibit
Number		Description

10.23		2002 Stock Bonus Plan of the Company. (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 Registration Statement, File No. 333-97695, filed August 6, 2002.)(1)
10.24		Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.25		Nonstatutory Stock Option Agreement with Thomas G. Grudnowski entered into as of November 16, 2001. (Incorporated by reference to Exhibit 10.59 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.26		Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2003.)(1)
10.27		Agreement and Plan of Merger, dated as of September 20, 2004, among Braun Consulting, Inc., Fair Isaac Corporation and HSR Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 24, 2004.)
10.28		Braun’s Amended and Restated 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to Braun’s Form S-1 Registration Statement, File No. 333-31824, filed March 6, 2000.)(1)
10.29		Braun’s 1998 Employee Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.7 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)
10.30		Braun’s 1998 Executive Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.8 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)
10.31		Braun’s 1999 Independent Director Stock Option Plan. (Incorporated by reference to Exhibit 10 to Braun’s Form 10-Q for the fiscal quarter ended September 30, 1999.)(1)
10.32		Braun’s Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc. (Incorporated by reference to Exhibit 99.5 to Braun’s Form S-8 Registration Statement, File No. 333-30788, filed February 18, 2000.)(1)
10.33		Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended. (Incorporated by reference to Exhibit 99.1 to Braun’s Form S-8 Registration Statement, File No. 333-110448, filed November 11, 2003.)(1)
10.34		Fair Isaac Supplemental Retirement and Savings Plan (As Amended And Restated Effective December 1, 2004). (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8- K filed on December 30, 2004.)
10.35		Perleberg Expatriate Agreement. (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8-K filed on March 14, 2005.)
10.36		Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.)
10.37		2001 Equity Incentive Plan as adopted April 10, 2001, and amended May 15, 2005. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)
10.38		2003 Employment Inducement Award Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.2 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)
10.39		1992 Long-Term Incentive Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.3 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)
10.40		Description of Outside Director compensation program. (Incorporated by reference to Item 1.01 of Fair Isaac’s Form 8-K filed on September 1, 2005.)
10.41		Pautsch Retention Agreement. (Incorporated by reference to Exhibit 10.46 to Fair Isaac’s Form 10-K for the fiscal year ended September 30, 2005.)
10	.42*	Form of Non-Qualified Stock Option Agreement under 1992 Long-Term Incentive Plan.(1)
10	.43*	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan.(1)
10.44		Transition Agreement dated November 1, 2006, by and between Fair Isaac Corporation and Thomas G. Grudnowski. (Incorporated by reference to Exhibit 10 to Fair Isaac’s Form 8-K filed on November 7, 2006.)(1)

Exhibit
Number		Description

10.45		Credit Agreement among Fair Isaac, Wells Fargo Bank, National Association, U.S. Bank National Association, Bank of America, N.A., and JPMorgan Chase Bank, N.A., dated October 20, 2006. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on October 23, 2006.)
10.46		Management Incentive Plan, Fiscal 2006. (Incorporated by reference to Exhibit 10 to Fair Isaac’s Form 8-K filed on March 3, 2006.)(1)
10	.47*	Management Incentive Plan, Fiscal 2007.(1)
12	.1*	Computations of ratios of earnings to fixed charges.
21	.1*	List of Company’s subsidiaries.
23	.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
23	.2*	Consent of KPMG LLP, independent registered public accounting firm.
31	.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31	.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32	.1*	Section 1350 Certification of CEO.
32	.2*	Section 1350 Certification of CFO.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fair Isaac Corporation

By:	/s/ Charles M. Osborne
Charles M. Osborne
Interim Chief Executive Officer, Vice President and Chief Financial Officer

DATE: December 8, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints CHARLES M. OSBORNE his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles M. Osborne Charles M. Osborne	Interim Chief Executive Officer, Vice President, Chief Financial Officer (Principal Executive and Financial Officer)	December 8, 2006
/s/ Michael J. Pung Michael J. Pung	Vice President, Finance (Principal Accounting Officer)	December 8, 2006
/s/ A. George Battle A. George Battle	Director	December 8, 2006
/s/ Andrew Cecere Andrew Cecere	Director	December 8, 2006
/s/ Tony J. Christianson Tony J. Christianson	Director	December 8, 2006
/s/ Alex W. Hart Alex W. Hart	Director	December 8, 2006
/s/ Guy R. Henshaw Guy R. Henshaw	Director	December 8, 2006
/s/ William J. Lansing William J. Lansing	Director	December 8, 2006
/s/ Margaret L. Taylor Margaret L. Taylor	Director	December 8, 2006

EXHIBIT INDEX

To Fair Isaac Corporation
Report On Form 10-K For The Fiscal Year Ended September 30, 2006

Exhibit
Number	Description

3.1	By-laws of the Company.	Incorporated by Reference
3.2	Composite Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference
4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights.	Incorporated by Reference
4.2	Form of Rights Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference
4.3	Indenture, dated as of August 6, 2003, between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by Reference
4.4	Form of 1.5% Senior Convertible Note due August 15, 2023. (Included in Exhibit 4.3.)	Incorporated by Reference
4.5	Indenture, dated as of March 31, 2005, between Fair Isaac and Wells Fargo Bank, National Association.	Incorporated by Reference
10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement.	Incorporated by Reference
10.2	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference
10.3	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.4	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000, and related form of option agreement.	Incorporated by Reference
10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC.	Incorporated by Reference
10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.7	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement.	Incorporated by Reference
10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC.	Incorporated by Reference
10.9	Form of ONYX Technologies, Inc. Stock Option Agreement.	Incorporated by Reference
10.10	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994.	Incorporated by Reference
10.11	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC.	Incorporated by Reference
10.12	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements.	Incorporated by Reference
10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC.	Incorporated by Reference
10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan.	Incorporated by Reference
10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC.	Incorporated by Reference
10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan.	Incorporated by Reference
10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements.	Incorporated by Reference
10.18	Form of Management Agreement entered into as of August 14, 2002, with certain of the Company’s officers.	Incorporated by Reference

Exhibit
Number	Description

10.19	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001.	Incorporated by Reference
10.20	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference
10.21	Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference
10.22	Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference
10.23	2002 Stock Bonus Plan of the Company.	Incorporated by Reference
10.24	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference
10.25	Nonstatutory Stock Option Agreement with Thomas G. Grudnowski entered into as of November 16, 2001.	Incorporated by Reference
10.26	Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski.	Incorporate by Reference
10.27	Agreement and Plan of Merger, dated as of September 20, 2004, among Braun Consulting, Inc., Fair Isaac Corporation and HSR Acquisition, Inc.	Incorporated by Reference
10.28	Braun’s Amended and Restated 1995 Director Stock Option Plan.	Incorporated by Reference
10.29	Braun’s 1998 Employee Long-Term Stock Investment Plan.	Incorporated by Reference
10.30	Braun’s 1998 Executive Long-Term Stock Investment Plan.	Incorporated by Reference
10.31	Braun’s 1999 Independent Director Stock Option Plan.	Incorporated by Reference
10.32	Braun’s Non Qualified Stock Option Plan of Emerging. Technologies Consultants, Inc.	Incorporated by Reference
10.33	Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended.	Incorporated by Reference
10.34	Fair Isaac Supplemental Retirement and Savings Plan (As Amended And Restated Effective December 1, 2004).	Incorporated by Reference
10.35	Perleberg Expatriate Agreement.	Incorporated by Reference
10.36	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005.	Incorporated by Reference
10.37	2001 Equity Incentive Plan as adopted April 10, 2001, and amended May 15, 2005.	Incorporated by Reference
10.38	2003 Employment Inducement Award Plan as amended effective May 15, 2005.	Incorporated by Reference
10.39	1992 Long-Term Incentive Plan as amended effective May 15, 2005	Incorporated by Reference
10.40	Description of Outside Director compensation program.	Incorporated by Reference
10.41	Pautsch Retention Agreement.	Incorporated by Reference
10.42	Form of Non-Qualifed Stock Option Agreement under 1992 Long- Term Incentive Plan. (1)	Filed Electronically
10.43	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (1)	Filed Electronically
10.44	Transition Agreement dated November 1, 2006, by and between Fair Isaac Corporation and Thomas G. Grudnowski.	Incorporated by Reference
10.45	Credit Agreement among Fair Isaac, Wells Fargo Bank, National Association, U.S. Bank National Association, Bank of America, N.A., and JPMorgan Chase Bank, N.A., dated October 20, 2006.	Incorporated by Reference
10.46	Management Incentive Plan, Fiscal 2006. (1)	Incorporated by Reference
10.47	Management Incentive Plan, Fiscal 2007. (1)	Filed Electronically
12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically
21.1	List of Company’s subsidiaries.	Filed Electronically

Exhibit
Number	Description

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically
23.2	Consent of KPMG LLP, independent registered public accounting firm.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32.1	Section 1350 Certifications of CEO.	Filed Electronically
32.2	Section 1350 Certifications of CFO.	Filed Electronically