Form 10-Q
period 2006-12-31
FAIR ISAAC CORP
filed 2007-02-07
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to _________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on January 31, 2007 was 57,118,843 (excluding 31,737,940 shares held by the Company as treasury stock).

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	December 31,	September 30,
	2006	2006

Assets
Current assets:
Cash and cash equivalents	$99,149	$75,154
Marketable securities available for sale, current portion	122,812	152,141
Receivables, net	176,547	165,806
Prepaid expenses and other current assets	16,680	17,998
Deferred income taxes	—	2,211

Total current assets	415,188	413,310
Marketable securities available for sale, less current portion	47,362	38,318
Other investments	2,374	2,161
Property and equipment, net	54,650	56,611
Goodwill	701,068	695,162
Intangible assets, net	85,467	90,900
Deferred income taxes	17,637	20,010
Other assets	4,424	4,733

	$1,328,170	$1,321,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,912	$12,162
Senior convertible notes	400,000	400,000
Revolving line of credit	70,000	—
Accrued compensation and employee benefits	40,567	34,936
Other accrued liabilities	41,698	41,647
Deferred revenue	47,131	48,284

Total current liabilities	614,308	537,029
Other liabilities	14,166	14,148

Total liabilities	628,474	551,177

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 57,004 and 59,369 shares outstanding at December 31, 2006 and September 30, 2006, respectively)	570	594
Paid-in-capital	1,077,466	1,073,886
Treasury stock, at cost (31,853 and 29,488 shares at December 31, 2006 and September 30, 2006, respectively)	(1,062,725)	(952,979)
Retained earnings	674,925	644,836
Accumulated other comprehensive income	9,460	3,691

Total stockholders’ equity	699,696	770,028

	$1,328,170	$1,321,205

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	December 31,
	2006	2005

Revenues	$208,227	$202,790

Operating expenses:
Cost of revenues (1)	70,569	67,045
Research and development	17,719	22,730
Selling, general and administrative (1)	68,648	63,383
Amortization of intangible assets (1)	6,390	6,263
Restructuring and acquisition-related	—	(674)

Total operating expenses	163,326	158,747

Operating income	44,901	44,043
Interest income	3,564	3,066
Interest expense	(2,676)	(2,135)
Other expense, net	(453)	(86)

Income before income taxes	45,336	44,888
Provision for income taxes	14,111	16,431

Net income	$31,225	$28,457

Earnings per share:
Basic	$0.54	$0.44

Diluted	$0.52	$0.43

Shares used in computing earnings per share:
Basic	58,057	64,211

Diluted	59,985	66,219

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-In-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Income
Balance at September 30, 2006	59,369	$594	$1,073,886	$(952,979)	$644,836	$3,691	$770,028
Share-based compensation			9,572	—	—	—	9,572
Exercise of stock options	1,200	12	(12,859)	39,384	—	—	26,537
Tax benefit from exercised stock options	—	—	7,896	—	—	—	7,896
Repurchases of common stock	(3,725)	(37)	—	(154,453)	—	—	(154,490)
Issuance of ESPP shares from treasury	140	1	(383)	4,677	—	—	4,295
Issuance of restricted stock to employees from treasury	20	—	(646)	646	—	—	—
Dividends paid	—	—	—	—	(1,136)	—	(1,136)
Net income	—	—	—	—	31,225	—	31,225	$31,225
Unrealized gains on investments	—	—	—	—	—	76	76	76
Cumulative translation adjustments	—	—	—	—	—	5,693	5,693	5,693

Balance at December 31, 2006	57,004	$570	$1,077,466	$(1,062,725)	$674,925	$9,460	$699,696	$36,994

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$31,225	$28,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,549	12,059
Share-based compensation	9,572	9,514
Deferred income taxes	2,375	(3,041)
Tax benefit from exercised stock options	7,896	6,633
Excess tax benefits from share-based payment arrangements	(2,178)	(3,647)
Net amortization (accretion) of premium (discount) on marketable securities	(365)	35
Provision for doubtful accounts	1,306	368
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(10,069)	(810)
Prepaid expenses and other assets	2,181	3,508
Accounts payable	2,845	2,246
Accrued compensation and employee benefits	5,469	2,594
Other liabilities	(2,349)	2,272
Deferred revenue	(1,809)	556

Net cash provided by operating activities	59,648	60,744

Cash flows from investing activities:
Purchases of property and equipment	(5,125)	(2,545)
Collection of note receivable from sale of product line	—	249
Purchases of marketable securities	(93,957)	(33,273)
Proceeds from sales of marketable securities	14,250	18,740
Proceeds from maturities of marketable securities	101,099	37,120
Investment in cost-method investee	(213)	—

Net cash provided by investing activities	16,054	20,291

Cash flows from financing activities:
Proceeds from revolving line of credit	70,000	—
Debt issuance costs	(408)	—
Proceeds from issuances of common stock under employee stock option and purchase plans	30,832	36,154
Dividends paid	(1,136)	(1,295)
Repurchases of common stock	(154,490)	(12,766)
Excess tax benefits from share-based payment arrangements	2,178	3,647

Net cash provided by (used in) financing activities	(53,024)	25,740

Effect of exchange rate changes on cash	1,317	(359)

Increase in cash and cash equivalents	23,995	106,416
Cash and cash equivalents, beginning of period	75,154	82,880

Cash and cash equivalents, end of period	$99,149	$189,296

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$3,003	$9,050
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
     Principles of Consolidation and Basis of Presentation
     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board (“APB”) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2006. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended
	December 31,
	2006	2005
	(In thousands)

Cost of revenues	$3,779	$3,714
Selling, general and administrative	2,611	2,549

	$6,390	$6,263

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $85.5 million and $90.9 million, net of accumulated amortization of $91.3 million and $84.5 million, as of December 31, 2006 and September 30, 2006, respectively.
3. Restructuring and Acquisition-Related Expenses
     The following table summarizes our restructuring and acquisition-related accruals associated with our fiscal 2005 Braun Consulting, Inc. acquisition, fiscal 2004 London Bridge Software Holdings plc acquisition, and certain other Fair Isaac facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at		Accrual at
	September 30,	Cash	December 31,
	2006	Payments	2006
	(In thousands)
Facilities charges	$15,094	$(1,005)	$14,089
Employee separation	90	(90)	—

	15,184	$(1,095)	14,089

Less: current portion	(6,161)		(5,602)

Non-current	$9,023		$8,487

4. Share-Based Payment
     We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. Under the 1992 Plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under this plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of this plan shall not exceed 5,062,500 shares. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. We also maintain individual stock option plans for certain of our executive officers and the chairman of the board. Stock option awards granted during typically have a maximum term of seven years and vest ratably over four years. Stock option awards granted prior to October 1, 2005, typically had a maximum term of ten years and vest ratably over four years.
     Under our 1999 Employee Stock Purchase Plan, we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase Fair Isaac common stock during semi-annual offering periods. The purchase price of the stock is the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December.
     We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated expected term based on historical exercise patterns. The

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis over the vesting period of the options.
     The following table summarizes option activity during the quarter ended December 31, 2006:

		Weighted-	Weighted-
		average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
	(In thousands)			(In thousands)

Outstanding at October 1, 2006	13,785	$32.25
Granted	758	41.39
Exercised	(1,200)	22.12
Forfeited	(391)	39.20

Outstanding at December 31, 2006	12,952	33.52	6.06	$95,341

     The fair value of restricted stock units is based on the fair market value of our common stock on the date of grant. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. Share-based compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period. Upon vesting, restricted stock units will convert into an equivalent number of shares of common stock.
     The following table summarizes restricted stock unit activity during the quarter ended December 31, 2006:

		Weighted-
		average
	Shares	Price
	(In thousands)
Outstanding at October 1, 2006	—	$—
Granted	231	41.74
Released	—	—
Forfeited	—	—

Outstanding at December 31, 2006	231	41.74

5. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended
	December 31,
	2006	2005
	(In thousands, except per
	share data)
Numerator for basic earnings per share — net income	$31,225	$28,457
Interest expense on senior convertible notes, net of tax	1	1

Numerator for diluted earnings per share	$31,226	$28,458

Denominator — shares:
Basic weighted-average shares	58,057	64,211
Effect of dilutive securities	1,928	2,008

Diluted weighted-average shares	59,985	66,219

Earnings per share:
Basic	$0.54	$0.44

Diluted	$0.52	$0.43

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The computation of diluted EPS for the quarters ended December 31, 2006 and 2005, excludes options to purchase approximately 3,419,146 and 648,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
6. Segment Information
     We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:
•	Strategy Machine™ Solutions. These are pre-configured Enterprise Decision Management (“EDM”) applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and medical bill review. This segment also includes our myFICO solutions for consumers.

•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to lenders directly.

•	Professional Services. Through our professional services, we tailor our EDM products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom EDM applications.
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
     The following tables summarize segment information for the quarters ended December 31, 2006 and 2005:

	Quarter Ended December 31, 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$110,669	$44,918	$38,417	$14,223	$208,227
Operating expenses	(90,806)	(16,039)	(34,969)	(11,940)	(153,754)

Segment operating income	$19,863	$28,879	$3,448	$2,283	54,473

Unallocated share-based compensation expense					(9,572)

Operating income					44,901
Unallocated interest income					3,564
Unallocated interest expense					(2,676)
Unallocated other expense, net					(453)

Income before income taxes					$45,336

Depreciation and amortization	$8,410	$2,225	$1,980	$934	$13,549

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter December 31, 2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$111,986	$46,156	$32,831	$11,817	$202,790
Operating expenses	(91,366)	(16,622)	(30,913)	(11,006)	(149,907)

Segment operating income	$20,620	$29,534	$1,918	$811	52,883

Unallocated share-based compensation expense					(9,514)
Unallocated restructuring and acquisition-related					674

Operating income					44,043
Unallocated interest income					3,066
Unallocated interest expense					(2,135)
Unallocated other expense, net					(86)

Income before income taxes					$44,888

Depreciation and amortization	$7,909	$1,985	$1,389	$776	$12,059

7. Income Taxes
     Our effective tax rate was 31.1% and 36.6% during the quarters ended December 31, 2006 and 2005, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. Income tax expense in the quarter ended December 31, 2006, included a benefit of $1.8 million related to a favorable settlement of a state tax examination. In addition, income tax expense was reduced by $0.5 million as a result of the recognition of U.S federal research tax credits related to fiscal 2006. We were unable to recognize these credits during the last nine months of fiscal 2006 as legislation providing for this credit had expired. In December 2006, legislation was enacted that provided for retroactive extension of this credit.
8. Credit Agreement
     In October 2006, we entered into a five-year $300 million unsecured revolving credit facility with a syndicate of banks. The credit facility may be increased to $500 million subject to certain terms and conditions. Proceeds from the credit facility can be used for capital requirements and general business purposes and may be used for the refinancing of existing debt, acquisitions and repurchases of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility contains other covenants typical of unsecured facilities. As of December 31, 2006, we had $70.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.675%.
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
     Customer Claims
     We are party to two separate lawsuits involving two different customers who have asserted that our performance under professional services contracts with such customers has caused them to incur damages. One customer’s lawsuit is pending in the United States District Court for the Central District of California, and the other is pending as a counterclaim to a collection lawsuit that we commenced in the United States District Court for the Southern District of Texas. The customers in these matters have claimed damages in excess of $10 million with one case including a claim for punitive damages. We believe that these claims are without merit, and we intend to contest them vigorously. We also believe that the resolution of these claims will not result in a material adverse impact to our consolidated financial condition.

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
10. New Accounting Pronouncements Not Yet Adopted
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
     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provided the Staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach to determine if a misstatement is material. The evaluation requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We are in the process of determining what effect, if any, the adoption of SAB No. 108 will have on our consolidated financial statements.
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
     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part II, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2007.
RESULTS OF OPERATIONS
Overview
     We are a leader in Enterprise Decision Management (“EDM”) solutions that enable businesses to automate and improve their decisions across the enterprise. Our predictive analytics and decision management systems power hundreds of billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations, pharmaceutical and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure of credit risk in the United States, empowering them to manage their financial health.
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended December 31, 2006, 75% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 74% and 77% of our revenues during the quarters ended December 31, 2006 and 2005, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended December 31, 2006, we achieved new bookings of $72.1 million. There were no deals with bookings values of $3.0 million or more during the quarter ended December 31, 2006. In comparison, new bookings in the prior year quarter ended December 31, 2005 were $127.8 million, including eight deals with bookings values of $3.0 million or more.
     Management regards the volume of new bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Item 1A of Part II, Risk Factors, concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed non-cancelable terms, some of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize all of our new bookings as backlog that will generate future revenue.
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $61.2 million and $51.8 million during the quarters ended December 31, 2006 and 2005, respectively, representing 29% and 26% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended December 31, 2006 and 2005 are set forth in Note 6 to the accompanying condensed consolidated financial statements.
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended
	December 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
Segment	2006	2005	2006	2005	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$110,669	$111,986	53%	55%	$(1,317)	(1)%
Scoring Solutions	44,918	46,156	22%	23%	(1,238)	(3)%
Professional Services	38,417	32,831	18%	16%	5,586	17%
Analytic Software Tools	14,223	11,817	7%	6%	2,406	20%

	$208,227	$202,790	100%	100%	5,437	3%

      Quarter Ended December 31, 2006 Compared to Quarter Ended December 31, 2005 Revenues
     Strategy Machine Solutions segment revenues decreased $1.3 million due to a $1.3 million decrease in revenues from our mortgage banking solutions, a $1.3 million decrease in revenues from our marketing solutions, a $1.0 million decrease in revenues from our originations solutions and a $0.4 million net decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $1.5 million increase in revenues from our fraud solutions, and a $1.2 million increase in revenues from our customer management solutions. The decrease in mortgage banking solutions revenues was attributable to declines in license and transactional revenues. The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes. The decrease in originations solutions revenues was the result of a decline in transactional-based revenues due to a volume decline and unfavorable pricing on a renewed customer contract. The increase in fraud solutions revenues was attributable primarily to increases in volumes associated with transactional-based agreements. The increase in customer management solutions revenues was attributable primarily to an increase in license sales.
     Scoring Solutions segment revenues decreased $1.2 million primarily due to a decline in revenues derived from prescreening services that we provided directly to users in financial services. This decrease was due to a difficult comparison to strong revenues for these services that we recorded in the first quarter last year. The decline was partially offset by an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our FICO expansion score product.
     During the quarters ended December 31, 2006 and 2005, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased $5.6 million from consulting services for our fraud and customer management products. In addition, we had increased revenues for services to develop predictive models for a large customer. The increase in fraud was primarily due to revenues derived from a gain-share provision associated with a large customer. The increase was partially offset by a decline in implementation services for our collection and recovery products.
     Analytic Software Tools segment revenues increased $2.4 million primarily due to an increase in sales of Blaze Advisor perpetual and term licenses and increased maintenance revenue. The increase reflects the timing of Blaze Advisor sales, which includes large individual contracts. The increase in maintenance revenues was due to growth in our installed base of Blaze Advisor software applications.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended
	December 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2006	2005	2006	2005	Change	Change
	(In thousands)
Revenues	$208,227	$202,790	100%	100%	$5,437	3%

Operating expenses:
Cost of revenues	70,569	67,045	34%	33%	3,524	5%
Research and development	17,719	22,730	8%	11%	(5,011)	(22)%
Selling, general and administrative	68,648	63,383	33%	31%	5,265	8%
Amortization of intangible assets	6,390	6,263	3%	3%	127	2%
Restructuring and acquisition-related	—	(674)	—	—	674	—

Total operating expenses	163,326	158,747	78%	78%	4,579	3%

Operating income	44,901	44,043	22%	22%	858	2%
Interest income	3,564	3,066	1%	1%	498	16%
Interest expense	(2,676)	(2,135)	(1)%	(1)%	(541)	(25%)
Other expense, net	(453)	(86)	—	—	(367)	—

Income before income taxes	45,336	44,888	22%	22%	448	1%
Provision for income taxes	14,111	16,431	7%	8%	(2,320)	(14)%

Net income	$31,225	$28,457	15%	14%	2,768	10%

Number of employees at quarter end	2,712	2,844			(132)	(5)%

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
     The quarter over quarter increase of $3.5 million in cost of revenues resulted from a $2.9 million increase in personnel and other labor-related costs and a $1.2 million increase in facilities and infrastructure costs. The increase was partially offset by a $0.6 million decline in other costs. The increase in personnel and other labor-related costs was attributable primarily to an increase in salary and related benefit costs, which included the impact of annual staff salary increases. The increase in facilities and infrastructure costs was attributable primarily to an increase in allocated facility and information system costs associated with the increase in professional services activities.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with that incurred during the quarter ended December 31, 2006.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The quarter over quarter decrease of $5.0 million in research and development expenditures was attributable primarily to a $3.9 million decrease in personnel and related costs and a $0.9 million decrease in facilities and infrastructure costs. The decrease in personnel and related costs was the result of lower salary and benefit costs due to the shift of employees to non-U.S. locations and staff reductions slightly offset by costs associated with annual salary adjustments. The decrease in facilities and infrastructure costs was attributable primarily to a decrease in allocated facility and information system costs.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than that incurred during the quarter ended December 31, 2006.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase of $5.3 million in selling, general and administrative expenses was attributable to a $5.0 million increase in personnel and other labor-related costs and a $0.3 million net increase in other expenses. The increase in personnel and labor-related costs resulted primarily from an increase in salary and benefit costs associated with annual salary adjustments and growth in sales staff. In addition, personnel and other labor-related costs increased on higher commission costs.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with that incurred during the quarter ended December 31, 2006.
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
     Amortization expense for the quarter ended December 31, 2006 was essentially unchanged from the same period last year.
     Restructuring and Acquisition-Related
     During the quarter ended December 31, 2005, we recorded a $0.7 million gain due to the sublease of office space that we had exited in fiscal 2002. The gain resulted from an adjustment to the liability established for the exit of the lease space and a refund received for past rent paid to the landlord.

     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter increase in interest income was attributable to interest associated with settlement of a state tax examination that occurred in the quarter ended December 31, 2006.
     Interest Expense
     Interest expense recorded during the quarter ended December 31, 2006 relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and interest associated with borrowing under our revolving credit facility. Interest expense recorded during the quarter ended December 31, 2005 was only related to the Senior Notes.
     Other Expense, Net
     Other expense, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.
     The increase in other expense, net was primarily due to foreign exchange currency losses of $0.5 million that were recognized in the quarter ended December 31, 2006, compared with foreign exchange currency losses of $0.1 million recorded in the quarter ended December 31, 2005.
     Provision for Income Taxes
     Our effective tax rate was 31.1% and 36.6% during the quarters ended December 31, 2006 and 2005, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. Income tax expense in the quarter ended December 31, 2006, included a benefit of $1.8 million related to a favorable settlement of a state tax examination. In addition, income tax expense was reduced by $0.5 million as a result of the recognition of U.S federal research tax credits related to fiscal 2006. We were unable to recognize these credits during the last nine months of fiscal 2006 as legislation providing for this credit had expired. In December 2006, legislation was enacted that provided for retroactive extension of this credit.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended
	December 31,			Period-to-Period
			Period-to-Period	Percentage
Segment	2006	2005	Change	Change
	(In thousands)
Strategy Machine Solutions	$19,863	$20,620	$(757)	(4)%
Scoring Solutions	28,879	29,534	(655)	(2)%
Professional Services	3,448	1,918	1,530	80%
Analytic Software Tools	2,283	811	1,472	182%

Segment operating income	54,473	52,883	1,590	3%
Unallocated share-based compensation	(9,572)	(9,514)	(58)	(1)%
Unallocated restructuring and acquisition-related	—	674	(674)	(100)%

Operating income	$44,901	$44,043	858	2%

     The quarter over quarter increase of $0.9 million in operating income was attributable to an increase in segment revenues. At the segment level, the increase in segment operating income was driven by increases of $1.5 million in segment operating income within both our Analytic Software Tools and Professional Services segments, partially offset by a $0.8 million and $0.7 million decrease in segment operating income within our Strategy Machine Solutions and Scoring Solutions segments, respectively. The increase in

Professional Services segment operating income was the result of the increase in sales, partially offset by higher personnel costs to support increased professional services activities. In our Analytic Software Tools segment, higher segment operating income was due to an increase in sales of perpetual licenses for our EDM products and lower product development costs, partially offset by increased sales costs. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in sales of mortgage solutions, marketing solutions and originations solutions products. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from prescreening services that we provided directly to users in financial services. We believe that operating income as a percentage of revenues in our Scoring Solutions segment may decline in the future due to lower operating margins on new products.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased slightly from $60.7 million during the quarter ended December 31, 2005 to $59.6 million during the quarter ended December 31, 2006. Operating cash flows were negatively impacted by an increase in trade receivables of $10.1 million, which resulted from longer payment terms on certain customer contracts and slower collections. Operating cash flows were positively impacted by the increase in earnings during the quarter ended December 31, 2006 and a decline in cash paid for income taxes.
     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $16.1 million during the quarter ended December 31, 2006, compared to net cash provided by investing activities of $20.3 million in quarter ended December 31, 2005. The decline in cash flows provided by investing activities was primarily attributable to a $1.2 million decrease in proceeds from sales and maturities of marketable securities, net of purchases, and a $2.6 million increase in property and equipment purchases.
     Cash Flows from Financing Activities
     Net cash used by financing activities totaled $53.0 million in the quarter ended December 31, 2006, compared to net cash provided by financing activities of $25.7 million in quarter ended December 31, 2005. The change in cash flows from financing activities was primarily due to a $141.7 million increase in common stock repurchased and a $70.0 million increase in cash proceeds from borrowings under a revolving credit facility. We used cash provided by operations and borrowings under the revolving credit facility to fund common stock repurchased during the quarter.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. In November 2006, our Board of Directors approved a new common stock repurchase program that replaced a previous program. The new program allows us to purchase shares of our common stock up to an aggregate cost of $500.0 million. Through December 31, 2006, we had repurchased 3,725,400 shares of our common stock under this new program for an aggregate cost of $154.5 million.
     Dividends
     During the quarter ended December 31, 2006, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Credit Agreement
     In October 2006, we entered into a five-year $300 million unsecured revolving credit facility with a syndicate of banks. The credit facility may be increased to $500 million subject to certain terms and conditions. Proceeds from the credit facility can be used for capital requirements and general business purposes and may be used for the refinancing of existing debt, acquisitions and repurchases of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility contains other covenants typical of unsecured facilities. As of December 31, 2006, we had $70.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.675%.
     Capital Resources and Liquidity Outlook
     As of December 31, 2006, we had $269.3 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $300 million revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any repayment of existing debt over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue Recognition
     Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The determination of whether fees are fixed or determinable and collection is probable involves the use of assumptions. We evaluate contract terms and customer information to ensure that these criteria are met prior to our recognition of license fee revenue. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

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
     If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance, expiration of the acceptance period or when we can demonstrate we meet the acceptance criteria.
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
     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provided the Staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach to determine if a misstatement is material. The evaluation requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We are in the process of determining what effect, if any, the adoption of SAB No. 108 will have on our consolidated financial statements.
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

Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2006 and September 30, 2006:

	December 31, 2006			September 30, 2006
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(In thousands)

Cash and cash equivalents	$99,149	$99,149	2.98%	$75,178	$75,154	2.85%
Short-term investments	122,997	122,812	4.84%	152,446	152,141	4.79%
Long-term investments	41,753	41,679	5.20%	33,306	33,254	5.10%

	$263,899	$263,640	4.20%	$260,930	$260,549	4.27%

     We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at December 31, 2006 and September 30, 2006:

	December 31, 2006			September 30, 2006
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)

Senior Notes	$400,000	$400,000	$424,000	$400,000	$400,000	$407,000
     We have interest rate risk with respect to our five-year $300 million unsecured revolving credit facility. Interest rates are applied to amounts outstanding under this facility at variable rates based on Federal Funds rate plus 0.50% or LIBOR plus margins that range from 0.30% to 0.55% based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of December 31, 2006 we had $70.0 million of borrowings outstanding on this facility and we had no borrowings outstanding as of September 30, 2006.
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at December 31, 2006:

	Contract Amount
	Foreign		Fair Value
	Currency	US $	US $
	(In thousands)

Sell foreign currency:
EURO (EUR)	EUR 13,650	$17,969	$—
Japanese Yen (YEN)	YEN 110,000	925	—
Buy foreign currency:
British Pound (GBP)	GBP 4,082	$8,000	$—

     The forward foreign currency contracts were all entered into on December 31, 2006, therefore, the fair value was $0 on that date.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of Fair Isaac’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Fair Isaac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Fair Isaac’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Fair Isaac in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Risks Related to Our Business
We have expanded the pursuit of our EDM strategy, and we may not be successful.
     We have expanded the pursuit of our business objective to become a leader in helping businesses automate and improve decisions across their enterprises, an approach that we commonly refer to as Enterprise Decision Management, or “EDM.” Our EDM strategy is designed to enable us to increase our business by selling multiple products to clients, as well as to enable the development of custom client solutions that may lead to opportunities to develop new proprietary scores or other new proprietary products. The market may be unreceptive to this general EDM business approach, including being unreceptive to purchasing multiple products from us or unreceptive to our customized solutions. If our EDM strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate or our revenues and profits may decline.
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
     Our growth and the success of our EDM strategy depends upon our ability to develop and sell new products or suites of products. If we are unable to develop new products, or if we are not successful in introducing new products, we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.
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
     We have also divested ourselves of businesses in the past, and may do so again in the future. Any divestitures will be accompanied by the risks commonly encountered in the sale of businesses, which may include:
•	disruption of our ongoing business;

•	reductions of our revenues or earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	the potential loss of key personnel;

•	distraction of management from our ongoing business; and

•	impairment of relationships with employees and customers as a result of migrating a business to new owners.
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
     We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our ICN selling approach is more complex than our prior sales approach because it emphasizes the sale of complete EDM solutions involving multiple products or services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our ICN approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Since our EDM strategy contemplates the sale of multiple decision solutions to a customer, expenditures by any given customer are expected to be larger than with our prior sales approach. This may cause customers to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.
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
     A growing portion of our revenues is derived from international sales. During fiscal 2006, 28% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
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

     In addition to the risk of depending on international sales, we have risks incurred in having research and development personnel located in various international locations. We currently have a substantial portion of our product development staff in international locations, some of which have political and developmental risks. If such risks materialize, our business could be damaged.
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

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Share that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs

October 1, 2006 through October 31, 2006	—	—	—	$164,665,553
November 1, 2006 through November 30, 2006	3,112,900	$41.39	3,112,900	$371,157,965
December 1, 2006 through December 31, 2006	612,500	41.87	612,500	$345,510,098

	3,725,400	$41.47	3,725,400	$345,510,098

(1)	In November 2006, our Board of Directors canceled the August 2006 repurchase program and approved a new repurchase program that allows us to purchase up to an aggregate of $500 million in shares of our common stock in the open market or though negotiated transactions.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
10.1	Transition Agreement dated December 8, 2006, by and between Fair Isaac Corporation and Gresham T. Brebach, Jr.

10.2	Form of Restricted Stock Unit agreement

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 7, 2007	FAIR ISAAC CORPORATION
	By	/s/ CHARLES M. OSBORNE
Charles M. Osborne Interim Chief Executive Officer, Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: February 7, 2007
	By	/s/ MICHAEL J. PUNG
Michael J. Pung Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2006

Exhibit
Number	Description
10.1	Transition Agreement dated December 8, 2006, by and between Fair Isaac Corporation and Gresham T. Brebach, Jr.	Filed Electronically

10.2	Form of Restricted Stock Unit agreement	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically