Form 10-Q
period 2007-03-31
FAIR ISAAC CORP
filed 2007-05-07
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Commission File Number 0-16439
Fair Isaac Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	94-1499887 (I.R.S. Employer
incorporation or organization)	Identification No.)

901 Marquette Avenue, Suite 3200	55402-3232
Minneapolis, Minnesota	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     The number of shares of common stock outstanding on April 30, 2007 was 57,361,506 (excluding 31,495,277 shares held by the Company as treasury stock).

 i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$122,447	$75,154
Marketable securities available for sale, current portion	150,449	152,141
Accounts receivables, net	178,703	165,806
Prepaid expenses and other current assets	22,376	17,998
Deferred income taxes	—	2,211

Total current assets	473,975	413,310
Marketable securities available for sale, less current portion	28,665	38,318
Other investments	2,374	2,161
Property and equipment, net	53,889	56,611
Goodwill	693,596	695,162
Intangible assets, net	72,745	90,900
Deferred income taxes	18,111	20,010
Other assets	3,937	4,733

	$1,347,292	$1,321,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,138	$12,162
Senior convertible notes	400,000	400,000
Revolving line of credit	70,000	—
Accrued compensation and employee benefits	39,608	34,936
Other accrued liabilities	39,583	41,647
Deferred revenue	44,602	48,284

Total current liabilities	608,931	537,029
Other liabilities	13,356	14,148

Total liabilities	622,287	551,177

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 57,129 and 59,369 shares outstanding at March 31, 2007 and September 30, 2006, respectively)	571	594
Paid-in-capital	1,083,877	1,073,886
Treasury stock, at cost (31,728 and 29,488 shares at March 31, 2007 and September 30, 2006, respectively)	(1,063,943)	(952,979)
Retained earnings	695,215	644,836
Accumulated other comprehensive income	9,285	3,691

Total stockholders’ equity	725,005	770,028

	$1,347,292	$1,321,205

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues	$201,000	$208,157	$409,227	$410,947

Operating expenses:
Cost of revenues (1)	74,172	73,144	144,741	140,189
Research and development	17,781	21,694	35,500	44,424
Selling, general and administrative (1)	68,015	64,157	136,663	127,540
Amortization of intangible assets (1)	6,352	6,260	12,742	12,523
Restructuring and acquisition-related	—	2,184	—	1,510
Gain on sale of product line assets	(1,541)	—	(1,541)	—

Total operating expenses	164,779	167,439	328,105	326,186

Operating income	36,221	40,718	81,122	84,761
Interest income	3,341	3,950	6,905	7,016
Interest expense	(3,230)	(2,143)	(5,906)	(4,278)
Other income (expense), net	491	(312)	38	(398)

Income before income taxes	36,823	42,213	82,159	87,101
Provision for income taxes	15,385	15,240	29,496	31,671

Net income	$21,438	$26,973	$52,663	$55,430

Earnings per share:
Basic	$0.38	$0.41	$0.92	$0.86

Diluted	$0.37	$0.40	$0.89	$0.83

Shares used in computing earnings per share:
Basic	56,940	65,052	57,504	64,626

Diluted	58,659	66,834	59,328	66,521

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-In-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Income
Balance at September 30, 2006	59,369	$594	$1,073,886	$(952,979)	$644,836	$3,691	$770,028
Share-based compensation	—	—	20,080	—	—	—	20,080
Exercise of stock options	2,426	24	(22,844)	80,356	—	—	57,536
Tax benefit from exercised stock options	—	—	13,529	—	—	—	13,529
Forfeitures of restricted stock	(8)	—	255	(255)	—	—	—
Repurchases of common stock	(4,818)	(48)	—	(196,395)	—	—	(196,443)
Issuance of ESPP shares from treasury	140	1	(383)	4,684	—	—	4,302
Issuance of restricted stock to employees from treasury	20	—	(646)	646	—	—	—
Dividends paid	—	—	—	—	(2,284)	—	(2,284)
Net income	—	—	—	—	52,663	—	52,663	$52,663
Unrealized gains on investments	—	—	—	—	—	178	178	178
Cumulative translation adjustments	—	—	—	—	—	5,416	5,416	5,416

Balance at March 31, 2007	57,129	$571	$1,083,877	$(1,063,943)	$695,215	$9,285	$725,005	$58,257

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$52,663	$55,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,867	24,237
Share-based compensation	20,080	19,640
Deferred income taxes	2,001	(3,870)
Tax benefit from exercised stock options	13,529	9,202
Excess tax benefits from share-based payment arrangements	(10,079)	(5,304)
Net amortization (accretion) of premium (discount) on marketable securities	(822)	50
Provision for doubtful accounts	2,803	930
Gain on sale of product line assets	(1,541)	—
Changes in operating assets and liabilities, net of disposition effects:
Receivables	(16,846)	(5,391)
Prepaid expenses and other assets	(1,159)	3,878
Accounts payable	2,986	6,144
Accrued compensation and employee benefits	4,558	450
Other liabilities	(4,952)	2,853
Deferred revenue	(1,684)	1,436

Net cash provided by operating activities	88,404	109,685

Cash flows from investing activities:
Purchases of property and equipment	(11,651)	(8,125)
Cash proceeds from sale of product line assets	13,904	—
Collections of note receivable from sale of product line	—	500
Purchases of marketable securities	(132,512)	(78,961)
Proceeds from sales of marketable securities	14,250	18,740
Proceeds from maturities of marketable securities	130,999	63,560
Investment in cost-method investee	(213)	—

Net cash provided by (used in) investing activities	14,777	(4,286)

Cash flows from financing activities:
Proceeds from revolving line of credit	70,000	—
Debt issuance costs	(408)	—
Proceeds from issuances of common stock under employee stock option and purchase plans	61,838	45,577
Dividends paid	(2,284)	(2,596)
Repurchases of common stock	(196,443)	(12,766)
Excess tax benefits from share-based payment arrangements	10,079	5,304

Net cash provided by (used in) financing activities	(57,218)	35,519

Effect of exchange rate changes on cash	1,330	(335)

Increase in cash and cash equivalents	47,293	140,583
Cash and cash equivalents, beginning of period	75,154	82,880

Cash and cash equivalents, end of period	$122,447	$223,463

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$13,796	$18,166
Cash paid for interest	$3,807	$3,000
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
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)
Cost of revenues	$3,771	$3,714	$7,549	$7,428
Selling, general and administrative expenses	2,581	2,546	5,193	5,095

	$6,352	$6,260	$12,742	$12,523

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $72.7 million and $90.9 million, net of accumulated amortization of $93.6 million and $84.5 million, as of March 31, 2007 and September 30, 2006, respectively.
3. Restructuring and Acquisition-Related Expenses
     The following table summarizes our restructuring and acquisition-related accruals associated with acquisitions and certain Fair Isaac facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2012.

	Accrual at		Accrual at
	September 30,	Cash	March 31,
	2006	Payments	2007
	(In thousands)
Facilities charges	$15,094	$(4,021)	$11,073
Employee separation	90	(90)	—

	15,184	$(4,111)	11,073

Less: current portion	(6,161)		(3,134)

Non-current	$9,023		$7,939

4. Sale of Product Line Assets
     In March 2007, we sold the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. This amount includes $1.5 million in escrow balance to cover various indemnification and unidentified liabilities and a $0.4 million receivable for a post-closing working capital adjustment. The primary assets sold include accounts receivable, certain identifiable intangible assets and goodwill. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the mortgage banking solutions product line that was not deductible for income tax purposes. We acquired the mortgage banking solutions through our May 2004 acquisition of London Bridge Software Holdings plc. The assets sold include software and e-commerce services used in the origination processing, underwriting, pricing, product definition, closing, secondary marketing, servicing, and default management of mortgage and construction loans, and BridgeLinkTM e-Services for the mortgage industry. Revenues attributable to the mortgage banking solutions product line for the quarter ended March 31, 2007 and 2006 were $3.4 million and $4.9 million, respectively, and revenues for the six months ended March 31, 2007 and 2006 were $7.8 million and $10.5 million, respectively.
5. Share-Based Payment
     We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. Under the 1992 Plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under this plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of this plan shall not exceed 5,062,500 shares. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. We also maintain individual stock option plans for certain of our executive officers and the chairman of the board. Stock option awards granted since October 1, 2005 typically have a maximum term of seven years and vest ratably over four years. Stock option awards granted prior to October 1, 2005, typically had a maximum term of ten years and vest ratably over four years.
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
6. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
Numerator for basic earnings per share — net income	$21,438	$26,973	$52,663	$55,430
Interest expense on senior convertible notes, net of tax	1	1	2	2

Numerator for diluted earnings per share	$21,439	$26,974	$52,665	$55,432

Denominator — shares:
Basic weighted-average shares	56,940	65,052	57,504	64,626
Effect of dilutive securities	1,719	1,782	1,824	1,895

Diluted weighted-average shares	58,659	66,834	59,328	66,521

Earnings per share:
Basic	$0.38	$0.41	$0.92	$0.86

Diluted	$0.37	$0.40	$0.89	$0.83

     The computation of diluted EPS for the quarters ended March 31, 2007 and 2006, excludes options to purchase approximately 3,243,000 and 2,530,000 shares of common stock, respectively, and for the six months ended March 31, 2007 and 2006, excludes options to purchase approximately 3,331,000 and 1,589,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The following tables summarize segment information for the quarters and six months ended March 31, 2007 and 2006:

	Quarter Ended March 31, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$111,716	$42,335	$37,529	$9,420	$201,000
Operating expenses	(93,572)	(15,198)	(35,947)	(11,095)	(155,812)

Segment operating income (loss)	$18,144	$27,137	$1,582	$(1,675)	45,188

Unallocated share-based compensation expense					(10,508)
Unallocated gain on sale of product line assets					1,541

Operating income					36,221
Unallocated interest income					3,341
Unallocated interest expense					(3,230)
Unallocated other income, net					491

Income before income taxes					$36,823

Depreciation and amortization	$8,452	$2,226	$1,897	$743	$13,318

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended March 31, 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$118,852	$41,768	$38,691	$8,846	$208,157
Operating expenses	(96,305)	(15,264)	(33,366)	(10,194)	(155,129)

Segment operating income (loss)	$22,547	$26,504	$5,325	$(1,348)	53,028

Unallocated share-based compensation expense					(10,126)
Unallocated restructuring and acquisition-related expense					(2,184)

Operating income					40,718
Unallocated interest income					3,950
Unallocated interest expense					(2,143)
Unallocated other expense, net					(312)

Income before income taxes					$42,213

Depreciation and amortization	$8,090	$1,809	$1,637	$642	$12,178

	Six Months Ended March 31, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
			(In thousands)
Revenues	$222,385	$87,253	$75,946	$23,643	$409,227
Operating expenses	(184,378)	(31,237)	(70,916)	(23,035)	(309,566)

Segment operating income	$38,007	$56,016	$5,030	$608	99,661

Unallocated share-based compensation expense					(20,080)
Unallocated gain on sale of product line assets					1,541

Operating income					81,122
Unallocated interest income					6,905
Unallocated interest expense					(5,906)
Unallocated other income, net					38

Income before income taxes					$82,159

Depreciation and amortization	$16,862	$4,451	$3,877	$1,677	$26,867

	Six Months Ended March 31, 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
			(In thousands)
Revenues	$230,838	$87,924	$71,522	$20,663	$410,947
Operating expenses	(187,673)	(31,886)	(64,278)	(21,199)	(305,036)

Segment operating income (loss)	$43,165	$56,038	$7,244	$(536)	105,911

Unallocated share-based compensation expense					(19,640)
Unallocated restructuring and acquisition- related expense					(1,510)

Operating income					84,761
Unallocated interest income					7,016
Unallocated interest expense					(4,278)
Unallocated other expense, net					(398)

Income before income taxes					$87,101

Depreciation and amortization	$15,999	$3,794	$3,026	$1,418	$24,237

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Income Taxes
     Our effective tax rate was 41.8% and 36.1% during the quarters ended March 31, 2007 and 2006, respectively, and 35.9% and 36.4% during the six months ended March 31, 2007 and 2006, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     Our effective tax rate for the quarter and six months ended March 31, 2007 was adversely impacted by the sale of our mortgage banking solutions product line, due to $3.3 million of goodwill associated with the product line that was not deductible for income tax purposes. As a result, the sale increased our effective tax rate by 3.6% and 1.7% for the quarter and six months ended March 31, 2007, respectively. In addition, the increase in our effective tax rate was the result of our inability to recognize tax benefits on losses in certain foreign jurisdictions.
     In addition to the factors described in the preceding paragraph, our effective tax rate for the six months ended March 31, 2007, was favorably impacted by a benefit of $1.8 million related to a favorable settlement of a state tax examination. Our effective tax rate was also favorably impacted by the recognition of $0.5 million of U.S. federal research tax credits related to fiscal 2006. We were unable to recognize these credits during the last nine months of fiscal 2006 as legislation providing for this credit had expired. In fiscal 2007, legislation was enacted that provided for retroactive extension of this credit.
9. Credit Agreement
     In October 2006, we entered into a five-year $300 million unsecured revolving credit facility with a syndicate of banks. The credit facility may be increased to $500 million subject to certain terms and conditions. Proceeds from the credit facility can be used for capital requirements and general business purposes and may be used for the refinancing of existing debt, acquisitions and repurchases of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility contains other covenants typical of unsecured facilities. As of March 31, 2007, we had $70.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.675%.
10. Contingencies
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
Putative Consumer Class Action Lawsuits
     We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff claims damages of an unspecified amount, and further claims that Equifax and Fair Isaac were unjustly enriched such that all payments should be refunded. On February 5, 2007, the plaintiff, Equifax and Fair Isaac entered into a Settlement Agreement to resolve this lawsuit and the Christy Slack lawsuit (described below). This matter and the Christy Slack matter were consolidated in the Northern District of Georgia, and the Settlement Agreement was preliminarily approved by the Court on February 8, 2007. Under the terms of the settlement, Fair Isaac will pay a portion of the plaintiff’s legal fees, will provide three months of its ScoreWatch product for free to participating class members, and will make certain changes to its myfico.com website. Fair Isaac has delivered notices to class members and is awaiting a hearing on or about June 4, 2007, to seek final approval of the settlement and to have a final judgment entered.
     We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myFICO.com website. The plaintiff also claims that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff has sought certification of a class on behalf of all individuals who purchased credit score products from us on the myFICO.com website in the five year period prior to the filing of the Complaint on January 18, 2005. This matter is subject to the Settlement Agreement described in the previous paragraph.
     If the Court approves the settlement and judgment becomes final, Fair Isaac will be released from liability for the claims asserted in the Hillis and Slack lawsuits and the Court will issue an injunction to implement the referenced changes to the myFICO.com website. We believe the resolution of these claims in accordance with the Settlement Agreement will not result in a material adverse impact to our consolidated financial condition.
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
11. New Accounting Pronouncements Not Yet Adopted
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
     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provided the Staff’s view regarding the process of quantifying financial statement misstatements. SAB No. 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach to determine if a misstatement is material. The evaluation requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We are in the process of determining what effect, if any, the adoption of SAB No. 108 will have on our consolidated financial statements.
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended March 31, 2007, 72% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 77% of our revenues during the quarters ended March 31, 2007 and 2006, and 76% and 77% of our revenues for the six months ended March 31, 2007 and 2006, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of new bookings achieved. We define a “new booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. New bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended March 31, 2007, we achieved new bookings of $58.9 million, including three with bookings values of $3.0 million or more. In comparison, new bookings in the prior year quarter ended March 31, 2006 were $106.0 million, including seven deals with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $55.5 million and $56.5 million during the quarters ended March 31, 2007 and 2006, respectively, representing 28% and 27% of total consolidated revenues in each of these periods. International revenues totaled $116.7 million and $108.3 million during the six months ended March 31, 2007 and 2006, respectively, representing 29% and 26% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     In March 2007, we sold the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the product line that was not deductible for income tax purposes. For the six months ended March 31, 2007 and 2006, we recorded revenues from the mortgage banking solutions product line of $7.8 million and $10.5 million, respectively. The earnings contribution from this mortgage banking solutions product line was not significant to our fiscal 2007 or fiscal 2006 results of operations.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters and six months ended March 31, 2007 and 2006, are set forth in Note 7 to the accompanying condensed consolidated financial statements.

Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2007	2006	2007	2006	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$111,716	$118,852	55%	57%	$(7,136)	(6)%
Scoring Solutions	42,335	41,768	21%	20%	567	1%
Professional Services	37,529	38,691	19%	19%	(1,162)	(3)%
Analytic Software Tools	9,420	8,846	5%	4%	574	6%

Total revenues	$201,000	$208,157	100%	100%	(7,157)	(3)%

	Six Months Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2007	2006	2007	2006	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$222,385	$230,838	54%	56%	$(8,453)	(4)%
Scoring Solutions	87,253	87,924	21%	21%	(671)	(1)%
Professional Services	75,946	71,522	19%	18%	4,424	6%
Analytic Software Tools	23,643	20,663	6%	5%	2,980	14%

Total revenues	$409,227	$410,947	100%	100%	(1,720)	—

     Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006 Revenues
     Strategy Machine Solutions segment revenues decreased $7.1 million due to a $3.4 million decrease in revenues from our fraud solutions, a $1.9 million decrease in revenues from our consumer solutions, a $1.4 million decrease in revenues from our mortgage banking solutions, a $1.2 million decline in revenues from our customer management solutions and a $0.8 million net decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $1.6 million increase in revenues from our collections and recovery solutions.
     The decrease in fraud solutions revenues was attributable primarily to a significant license sale that we recognized in the year ago quarter. This decline was partially offset by increases in volumes associated with transactional-based agreements. We have also experienced a delay in a product upgrade, which impacted current period bookings and may impact revenues in future periods. The decrease in consumer solutions revenues was the result of a revision made during the year ago quarter to the estimated period during which revenue is earned on sales of certain products that provide consumers access to multiple credit scores. The revision, which increased revenues by $3.6 million in the year ago quarter, resulted from the completion of a study that showed that consumers were accessing their scores over a shorter period of time than initially estimated. The decline in consumer solutions revenues was partially offset by a sales volume increase that was driven partially by a promotional offering in the quarter. The decrease in mortgage banking solutions revenues was attributable to declines in license and transactional revenues. The decrease in customer management solutions revenues was the result of a decline in transactional-based revenues due to a volume decline from the loss of a customer and a decline in license sales. The increase in collections and recovery solutions revenues was attributable primarily to an increase in license sales and volumes associated with transactional-based agreements.
     Scoring Solutions segment revenues increased $0.6 million primarily due an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, an increase in revenues derived from our FICO expansion score product and an increase in revenues derived from our own prescreening services provided directly to users.
     During the quarters ended March 31, 2007 and 2006, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 18% and 17%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues decreased $1.2 million due to a decline in implementation services for our fraud and collection and recovery products and a decline in revenues derived from gain-share provisions associated with our fraud products. In addition, we also had a decline in industry consulting services. The decrease was partially offset by an increase in consulting services associated with our customer management products.

     Analytic Software Tools segment revenues increased $0.6 million primarily due to an increase in sales of Model Builder and, to a lesser extent, Blaze Advisor licenses. The increase reflects the timing of license sales, which includes large individual contracts.
     Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006 Revenues
     Strategy Machine Solutions segment revenues decreased $8.5 million due to a $2.7 million decrease in revenues from our mortgage banking solutions, a $2.4 million decrease in revenues from our consumer solutions, a $1.8 million decrease in revenues from our fraud solutions, a $1.8 million decrease in revenues from our insurance and healthcare solutions and a $2.2 million net decrease in revenues from our other strategy machine solutions. The revenue decrease was partially offset by a $2.4 million increase in revenues from our collection and recovery solutions.
     The decrease in mortgage banking solutions revenues was attributable to declines in license and transactional revenues. The decrease in consumer solutions revenues was attributable primarily to a revision made during the second quarter of last year to the estimated period during which revenue is earned on sales of certain products. The decline in consumer solutions revenues was partially offset by a sales volume increase that was driven partially by a promotional offering in the second quarter of the current fiscal year. The decrease in fraud solutions revenues was attributable to a significant license sale that we recognized last year. This decline was partially offset by increases in volumes associated with transactional-based agreements. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base and loss of customer accounts. The increase in collections and recovery solutions revenues was attributable primarily to increases in license sales and volumes associated with transactional-based agreements.
     Scoring Solutions segment revenues decreased $0.7 million primarily due to a decline in revenues derived from prescreening services that we provided directly to users in financial services. This decrease was due to a difficult comparison to strong revenues for these services that we recorded in the first quarter last year. The decline was partially offset by an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our FICO expansion score product.
     During the six months ended March 31, 2007 and 2006, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 18% and 17%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased $4.4 million from consulting services for customer management products and for services to develop predictive models for a large customer. The increase was also due to an increase in implementation services for our originations products. The increase was partially offset by a decline in implementation services for our collection and recovery products and a decline in industry consulting services.
     Analytic Software Tools segment revenues increased $3.0 million primarily due to an increase in sales of Blaze Advisor licenses and increased maintenance revenue. The increase reflects the timing of Blaze Advisor sales, which includes large individual contracts. The increase in maintenance revenues was due to growth in our installed base of Blaze Advisor software applications.

Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2007	2006	2007	2006	Change	Change
	(In thousands)				(In thousands)
Revenues	$201,000	$208,157	100%	100%	$(7,157)	(3)%

Operating expenses:
Cost of revenues	74,172	73,144	37%	35%	1,028	1%
Research and development	17,781	21,694	9%	10%	(3,913)	(18)%
Selling, general and administrative	68,015	64,157	34%	31%	3,858	6%
Amortization of intangible assets	6,352	6,260	3%	3%	92	1%
Restructuring and acquisition-related	—	2,184	—	1%	(2,184)	(100)%
Gain on sale of product line assets	(1,541)	—	(1)%	—	(1,541)	—

Total operating expenses	164,779	167,439	82%	80%	(2,660)	(2)%

Operating income	36,221	40,718	18%	20%	(4,497)	(11)%
Interest income	3,341	3,950	2%	1%	(609)	(15)%
Interest expense	(3,230)	(2,143)	(2)%	(1)%	(1,087)	(51)%
Other income (expense), net	491	(312)	—	—	803	—

Income before income taxes	36,823	42,213	18%	20%	(5,390)	(13)%
Provision for income taxes	15,385	15,240	7%	7%	145	1%

Net income	$21,438	$26,973	11%	13%	(5,535)	(21)%

Number of employees at quarter end	2,686	2,876			(190)	(7)%

	Six Months Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2007	2006	2007	2006	Change	Change
	(In thousands)				(In thousands)
Revenues	$409,227	$410,947	100%	100%	$(1,720)	—

Operating expenses:
Cost of revenues	144,741	140,189	35%	34%	4,552	3%
Research and development	35,500	44,424	9%	11%	(8,924)	(20)%
Selling, general and administrative	136,663	127,540	33%	31%	9,123	7%
Amortization of intangible assets	12,742	12,523	3%	3%	219	2%
Restructuring and acquisition-related	—	1,510	—	—	(1,510)	(100)%
Gain on sale of product line assets	(1,541)	—	—	—	(1,541)	—

Total operating expenses	328,105	326,186	80%	79%	1,919	1%

Operating income	81,122	84,761	20%	21%	(3,639)	(4)%
Interest income	6,905	7,016	1%	1%	(111)	(2)%
Interest expense	(5,906)	(4,278)	(1)%	(1)%	(1,628)	(38)%
Other income (expense), net	38	(398)	—	—	436	—

Income before income taxes	82,159	87,101	20%	21%	(4,942)	(6)%
Provision for income taxes	29,496	31,671	7%	8%	(2,175)	(7)%

Net income	$52,663	$55,430	13%	13%	(2,767)	(5)%

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

     The quarter over quarter increase of $1.0 million in cost of revenues resulted from a $1.7 million increase in personnel and other labor-related costs and a $0.7 million increase in facilities and infrastructure costs. The increase was partially offset by a $1.1 million decline in third-party software and data costs and a $0.3 million decline in other costs. The increase in personnel and other labor-related costs was attributable primarily to an increase in salary and related benefit costs, which included the impact of annual staff salary increases. The decline in third-party software and data costs was due to a decline in consumer solutions costs, which resulted from lower revenues.
     The year-to-date period over period increase of $4.6 million in cost of revenues resulted from a $4.6 million increase in personnel and other labor-related costs and a $1.8 million increase in facilities and infrastructure costs. The increase was partially offset by a $1.0 million decline in third-party software and data costs and a $0.8 million decline in other costs. The overall increase in cost of revenues for the year-to date period was attributable to the same factors that affected the quarter over quarter comparison.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with that incurred during the six months ended March 31, 2007.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The quarter over quarter decrease of $3.9 million in research and development expenditures was attributable primarily to a $3.4 million decrease in personnel and related costs and a $0.5 million decrease in facilities and infrastructure costs. The decrease in personnel and related costs was the result of lower salary and benefit costs due to the shift of employees to non-U.S. locations and staff reductions, partially offset by costs associated with annual salary adjustments.
     The year-to-date period over period decrease of $8.9 million in research and development expenditures was attributable primarily to a $7.3 million decrease in personnel and related costs, a $1.4 million decrease in facilities and infrastructure costs and a $0.2 million decline in other costs. The decrease in research and development expenditures for the year-to date period was attributable to the same factors that affected the quarter over quarter comparison.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than that incurred during the six months ended March 31, 2007.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase of $3.9 million in selling, general and administrative expenses was attributable to a $1.7 million increase in marketing expenditures, a $0.9 million increase in our provision for doubtful accounts receivable, a $0.7 million increase in personnel and other labor-related costs and an increase of $0.6 million in other expenses. The increase in marketing costs was driven by programs to promote brand awareness and drive sales growth. The increase in the provision for doubtful accounts resulted from an overall increase in accounts receivables. The increase in personnel and labor-related costs resulted primarily from an increase in benefit costs, partially offset by a decline in third party staffing costs.
     The year-to-date period over period increase of $9.1 million in selling, general and administrative expenses was attributable to a $5.7 million increase in personnel and other labor-related costs, a $1.9 million increase in our provision for doubtful accounts receivable, a $1.3 million increase in marketing expenditures, and a $0.2 million net increase in other expenses. The increase in personnel and labor-related costs resulted primarily from an increase in salary associated with annual salary adjustments, an increase in benefit costs and higher commission costs. The increase in the provision for doubtful accounts resulted from an overall increase in accounts receivables. The increase in marketing costs was driven by programs to promote brand awareness and drive sales growth.

     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly higher than that incurred during the six months ended March 31, 2007.
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
     Amortization expense for the quarter and six months ended March 31, 2007 was essentially unchanged from the same periods last year.
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
     Gain on Sale of Product Line Assets
     On March 23, 2007, we completed the sale of the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. We recognized a $1.5 million pre-tax gain on the sale.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease of $0.6 million in interest income was attributable to lower average cash and investment balances, partially offset by higher interest and investment income yields due to market conditions. The decline in average cash and investment balances was primarily due to our repurchase of common stock.
     For the six months ended March 31, 2007 compared with the same period last year, interest income declined by $0.1 million. In addition to the factors described for the quarterly periods, the decline in interest income was partially offset by interest that was associated with the settlement of a state tax examination.
     Interest Expense
     Interest expense recorded during the quarter and six months ended March 31, 2007 relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and interest associated with borrowings under our revolving credit facility. Interest expense recorded during the quarter and six months ended March 31, 2006 was only related to the Senior Notes. Accordingly, the increase in interest expense resulted from interest associated with borrowing under our revolving credit facility.
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
     Other income, net was $0.5 million for the quarter ended March 31, 2007 compared with other expense, net of $0.3 million for the quarter ended March 31, 2006. The change was primarily the result of dividend income of $0.8 million in the current quarter.
     Other income, net was $38,000 for the six months ended March 31, 2007 compared with other expense, net of $0.4 million in for the quarter ended March 31, 2006. The change was primarily due to dividend income of $0.8 million, partially offset by an increase in foreign exchange currency losses of $0.4 million.
     Provision for Income Taxes
     Our effective tax rate was 41.8% and 36.1% during the quarters ended March 31, 2007 and 2006, respectively, and 35.9% and 36.4% during the six months ended March 31, 2007 and 2006, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     Our effective tax rate for the quarter and six months ended March 31, 2007 was adversely impacted by the sale of our mortgage banking solutions product line, due to $3.3 million of goodwill associated with the product line that was not deductible for income tax purposes. As a result, the sale increased our effective tax rate by 3.6% and 1.7% for the quarter and six months ended March 31, 2007, respectively. In addition, the increase in our effective tax rate was the result of our inability to recognize tax benefits on losses in certain foreign jurisdictions.
     In addition to the factors described in the preceding paragraph, our effective tax rate for the six months ended March 31, 2007, was favorably impacted by a benefit of $1.8 million related to a favorable settlement of a state tax examination. Our effective tax rate was also favorably impacted by the recognition of $0.5 million of U.S. federal research tax credits related to fiscal 2006. We were unable to recognize these credits during the last nine months of fiscal 2006 as legislation providing for this credit had expired. In fiscal 2007, legislation was enacted that provided for retroactive extension of this credit.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended			Period-to-Period
	March 31,		Period-to-Period	Percentage
Segment	2007	2006	Change	Change
	(In thousands)
Strategy Machine Solutions	$18,144	$22,547	$(4,403)	(20)%
Scoring Solutions	27,137	26,504	633	2%
Professional Services	1,582	5,325	(3,743)	(70)%
Analytic Software Tools	(1,675)	(1,348)	(327)	(24)%

Segment operating income	45,188	53,028	(7,840)	(15)%
Unallocated share-based compensation	(10,508)	(10,126)	(382)	(4)%
Unallocated restructuring and acquisition-related	—	(2,184)	2,184	100%
Unallocated gain on sale of product line assets	1,541	—	1,541	—

Operating income	$36,221	$40,718	(4,497)	(11)%

	Six Months Ended			Period-to-Period
	March 31,		Period-to-Period	Percentage
Segment	2007	2006	Change	Change
	(In thousands)
Strategy Machine Solutions	$38,007	$43,165	$(5,158)	(12)%
Scoring Solutions	56,016	56,038	(22)	—
Professional Services	5,030	7,244	(2,214)	(31)%
Analytic Software Tools	608	(536)	1,144	—

Segment operating income	99,661	105,911	(6,250)	(6)%
Unallocated share-based compensation	(20,080)	(19,640)	(440)	(2)%
Unallocated restructuring and acquisition-related	—	(1,510)	1,510	100%
Unallocated gain on sale of product line assets	1,541	—	1,541	—

Operating income	$81,122	$84,761	(3,639)	(4)%

     The quarter over quarter decrease of $4.5 million in operating income was attributable to a decrease in segment revenues, partially offset by the gain recognized on the sale of the mortgage banking solutions product line and the restructuring and acquisition-related costs that were recognized in the year ago quarter. At the segment level, the decrease in segment operating income was driven by decreases of $4.4 million, $3.7 million and $0.3 million in segment operating income within our Strategy Machine Solutions, Professional Services and Analytic Software Tools segments, respectively. The decline was partially offset by a $0.6 million increase in segment operating income within our Scoring Solutions segment. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in sales of fraud solutions, consumer solutions, mortgage banking solutions, and customer management solutions products. The decrease in Professional Services segment operating income was the result of the decrease in sales and higher personnel costs to support increased professional services activities. In our Analytic Software Tools segment, an increase in sales of Model Builder products was more than offset by higher operating costs. The increase in Scoring Solutions segment operating income was attributable primarily to a modest increase in revenues along with a slight decline in operating costs. We believe that operating income as a percentage of revenues in our Scoring Solutions segment may decline in the future due to lower operating margins on new products.
     The year-to-date period over period decrease of $3.6 million in operating income was attributable to an increase in segment operating expenses. The decrease in operating income was partially offset by the gain recognized on the sale of the mortgage banking solutions product line and the restructuring and acquisition-related costs that were recognized in the year ago period. At the segment level, the decrease in segment operating income was driven by decreases of $5.2 million and $2.2 million in segment operating income within our Strategy Machine Solutions and Professional Services segments, respectively. The decrease was partially offset by a $1.1 million increase in segment operating income within our Analytic Software Tools segment. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in sales of mortgage banking solutions, consumer solutions, fraud solutions and insurance and healthcare solutions products. The decrease in Professional Services segment operating income was the result of higher personnel costs to support increased professional services activities, which more than offset the increase in segment revenues. In our Analytic Software Tools segment, higher segment operating income was due to an increase in sales of licenses for our EDM products, partially offset by increased personnel costs.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $109.7 million during the six months ended March 31, 2006 to $88.4 million during the six months ended March 31, 2007. Operating cash flows were negatively impacted by an increase in trade receivables of $16.8 million. The increase in trade receivables resulted from internal process inefficiencies, slower collections associated with certain international clients and longer payment terms on certain customer contracts. Operating cash flows were also negatively impacted by the decline in earnings during the six months ended March 31, 2007 and cash paid for restructuring and acquisition-related liabilities.
     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $14.8 million during the six months ended March 31, 2007, compared to net cash used in investing activities of $4.3 million during the six months ended March 31, 2006. The change in cash flows from investing activities was primarily attributable to $13.9 million in cash received from the sale of our mortgage banking solutions product line in the current six-month period, a $9.4 million increase in proceeds from sales and maturities of marketable securities, net of purchases, and a $3.5 million increase in property and equipment purchases.
     Cash Flows from Financing Activities
     Net cash used by financing activities totaled $57.2 million during the six months ended March 31, 2007, compared to net cash provided by financing activities of $35.5 million during the six months ended March 31, 2006. The change in cash flows from financing activities was primarily due to a $183.7 million increase in common stock repurchased, a $70.0 million increase in cash proceeds from borrowings under a revolving credit facility and a $16.3 million increase in proceeds from the issuance of common stock under employee stock plans. We used cash provided by operations, borrowings under the revolving credit facility and proceeds from stock issued under employee stock plans to fund common stock repurchased during the six months ended March 31, 2007.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. In November 2006, our Board of Directors approved a new common stock repurchase program that replaced a previous program. The new program allows us to purchase shares of our common stock up to an aggregate cost of $500.0 million. Through March 31, 2007, we had repurchased 4,817,900 shares of our common stock under this new program for an aggregate cost of $196.4 million.
     Dividends
     During the quarter ended March 31, 2007, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Credit Agreement
     In October 2006, we entered into a five-year $300 million unsecured revolving credit facility with a syndicate of banks. The credit facility may be increased to $500 million subject to certain terms and conditions. Proceeds from the credit facility can be used for capital requirements and general business purposes and may be used for the refinancing of existing debt, acquisitions and repurchases of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility contains other covenants typical of unsecured facilities. As of March 31, 2007, we had $70.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.675%.
     Capital Resources and Liquidity Outlook
     As of March 31, 2007, we had $301.6 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $300 million revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any repayment of existing debt over the course of the next twelve months and for the foreseeable future. In addition, we may seek to refinance all or part of our Senior Notes in the event the holders require us to repurchase them. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

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
     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provided the Staff’s view regarding the process of quantifying financial statement misstatements. SAB No. 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach to determine if a misstatement is material. The evaluation requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We are in the process of determining what effect, if any, the adoption of SAB No. 108 will have on our consolidated financial statements.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”) SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
     We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2007 and September 30, 2006:

	March 31, 2007			September 30, 2006
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(In thousands)
Cash and cash equivalents	$122,455	$122,447	4.84%	$75,178	$75,154	2.85%
Short-term investments	150,530	150,449	5.13%	152,446	152,141	4.79%
Long-term investments	23,324	23,320	5.27%	33,306	33,254	5.10%

	$296,309	$296,216	5.02%	$260,930	$260,549	4.27%

     We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at March 31, 2007 and September 30, 2006:

	March 31, 2007			September 30, 2006
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Notes	$400,000	$400,000	$414,000	$400,000	$400,000	$407,000
     We have interest rate risk with respect to our five-year $300 million unsecured revolving credit facility. Interest rates are applied to amounts outstanding under this facility at variable rates based on Federal Funds rate plus 0.50% or LIBOR plus margins that range from 0.30% to 0.55% based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of March 31, 2007 we had $70.0 million of borrowings outstanding on this facility and we had no borrowings outstanding as of September 30, 2006.
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2007:

	Contract Amount
	Foreign		Fair Value
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
EURO (EUR)	EUR 9,650	$12,866	$—
Japanese Yen (YEN)	YEN 105,000	893	—

Buy foreign currency:
British Pound (GBP)	GBP 818	$1,600	$—
     The forward foreign currency contracts were all entered into on March 31, 2007, therefore, the fair value was $0 on that date.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. The plaintiff claims damages of an unspecified amount, and further claims that Equifax and Fair Isaac were unjustly enriched such that all payments should be refunded. On February 5, 2007, the plaintiff, Equifax and Fair Isaac entered into a Settlement Agreement to resolve this lawsuit and the Christy Slack lawsuit (described below). This matter and the Christy Slack matter were consolidated in the Northern District of Georgia, and the Settlement Agreement was preliminarily approved by the Court on February 8, 2007. Under the terms of the settlement, Fair Isaac will pay a portion of the plaintiff’s legal fees, will provide three months of its ScoreWatch product for free to participating class members, and will make certain changes to its myfico.com website. Fair Isaac has delivered notices to class members and is awaiting a hearing on or about June 4, 2007, to seek final approval of the settlement and to have a final judgment entered.
     We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myFICO.com website. The plaintiff also claims that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff has sought certification of a class on behalf of all individuals who purchased credit score products from us on the myFICO.com website in the five year period prior to the filing of the Complaint on January 18, 2005. This matter is subject to the Settlement Agreement described in the previous paragraph.
     If the Court approves the settlement and judgment becomes final, Fair Isaac will be released from liability for the claims asserted in the Hillis and Slack lawsuits and the Court will issue an injunction to implement the referenced changes to the myFICO.com website. We believe the resolution of these claims in accordance with the Settlement Agreement will not result in a material adverse impact to our consolidated financial condition.
Item 1A. Risk Factors
Risks Related to Our Business
We have expanded the pursuit of our EDM strategy, and we may not be successful which could cause our growth prospects and results of operations to suffer.
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

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Share that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs
January 1, 2007 through January 31, 2007	—	—	—	$345,510,098
February 1, 2007 through February 28, 2007	—	—	—	$345,510,098
March 1, 2007 through March 31, 2007	1,092,500	$38.40	1,092,500	$303,556,545

	1,092,500	$38.40	1,092,500	$303,556,545

(1)	In November 2006, our Board of Directors canceled the August 2006 repurchase program and approved a new repurchase program that allows us to purchase up to an aggregate of $500 million in shares of our common stock in the open market or though negotiated transactions. The November 2006 repurchase program does not have a fixed expiration date.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on February 12, 2007 and the following actions were taken:
1. Election of Directors
     Stockholders elected six directors for one-year terms. The vote tabulation for individual directors was:

NOMINEE	FOR	WITHHELD
Mr. A. George Battle	49,772,021	691,768
Mr. Tony J. Christianson	48,200,026	2,263,763
Mr. Alex W. Hart	48,138,295	2,325,494
Mr. Guy R. Henshaw	49,824,720	638,069
Mr. William J. Lansing	37,321,100	13,142,689
Ms. Margaret L. Taylor	48,201,954	2,261,835

2. Ratification of Independent Auditors
     The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending September 30, 2006 (with 50,258,805 votes for, 186,327 votes against, 18,655 abstentions and 0 broker non-votes).
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
10.1	Employment Agreement dated February 13, 2007 by and between the Company and Dr. Mark Green. (1)

10.2	Management Agreement dated February 14, 2007 by and between the Company and Dr. Mark Green. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007.

(2)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: May 7, 2007	By	/s/ CHARLES M. OSBORNE Charles M. Osborne Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: May 7, 2007	By	/s/ MICHAEL J. PUNG Michael J. Pung
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2007

Exhibit
Number	Description

10.1	Employment Agreement dated February 13, 2007 by and between the Company and Dr. Mark Green.	Incorporated by Reference

10.2	Management Agreement dated February 14, 2007 by and between the Company and Dr. Mark Green.	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically