Form 10-Q
period 2007-06-30
FAIR ISAAC CORP
filed 2007-08-06
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from___ to ___
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on July 31, 2007 was 55,420,997 (excluding 33,435,786 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$90,242	$75,154
Marketable securities available for sale, current portion	151,328	152,141
Accounts receivable, net	179,443	165,806
Prepaid expenses and other current assets	22,162	17,998
Deferred income taxes	—	2,211

Total current assets	443,175	413,310
Marketable securities available for sale, less current portion	16,514	38,318
Other investments	12,374	2,161
Property and equipment, net	53,510	56,611
Goodwill	696,476	695,162
Intangible assets, net	67,115	90,900
Deferred income taxes	18,017	20,010
Other assets	3,082	4,733

	$1,310,263	$1,321,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,017	$12,162
Senior convertible notes	400,000	400,000
Revolving line of credit	70,000	—
Accrued compensation and employee benefits	40,745	34,936
Other accrued liabilities	38,212	41,647
Deferred revenue	40,885	48,284

Total current liabilities	606,859	537,029
Other liabilities	13,403	14,148

Total liabilities	620,262	551,177

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 55,340 and 59,369 shares outstanding at June 30, 2007 and September 30, 2006, respectively)	553	594
Paid-in-capital	1,089,365	1,073,886
Treasury stock, at cost (33,517 and 29,488 shares at June 30, 2007 and September 30, 2006, respectively)	(1,129,758)	(952,979)
Retained earnings	717,883	644,836
Accumulated other comprehensive income	11,958	3,691

Total stockholders’ equity	690,001	770,028

	$1,310,263	$1,321,205

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$205,782	$207,129	$615,009	$618,076

Operating expenses:
Cost of revenues (1)	73,731	71,497	218,472	211,686
Research and development	17,275	21,370	52,775	65,794
Selling, general and administrative (1)	72,476	66,338	209,139	193,878
Amortization of intangible assets (1)	6,036	6,302	18,778	18,825
Restructuring and acquisition-related	—	5,290	—	6,800
Gain on sale of product line assets	—	—	(1,541)	—

Total operating expenses	169,518	170,797	497,623	496,983

Operating income	36,264	36,332	117,386	121,093
Interest income	3,382	4,317	10,287	11,333
Interest expense	(3,240)	(2,155)	(9,146)	(6,433)
Other income, net	42	551	80	153

Income before income taxes	36,448	39,045	118,607	126,146
Provision for income taxes	12,680	13,042	42,176	44,713

Net income	$23,768	$26,003	$76,431	$81,433

Earnings per share:
Basic	$0.43	$0.41	$1.34	$1.27

Diluted	$0.42	$0.40	$1.31	$1.23

Shares used in computing earnings per share:
Basic	55,776	63,664	56,928	64,303

Diluted	56,896	64,973	58,518	66,003

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-In-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Income
Balance at September 30, 2006	59,369	$594	$1,073,886	$(952,979)	$644,836	$3,691	$770,028
Share-based compensation	—	—	28,232	—	—	—	28,232
Exercise of stock options	2,895	28	(27,909)	96,174	—	—	68,293
Tax benefit from exercised stock options	—	—	15,589	—	—	—	15,589
Forfeitures of restricted stock	(17)	—	541	(541)	—	—	—
Repurchases of common stock	(7,205)	(72)	—	(282,335)	—	—	(282,407)
Issuance of ESPP shares from treasury	278	3	(328)	9,277	—	—	8,952
Issuance of restricted stock to employees from treasury	20	—	(646)	646	—	—	—
Dividends paid	—	—	—	—	(3,384)	—	(3,384)
Net income	—	—	—	—	76,431	—	76,431	$76,431
Unrealized gains on investments	—	—	—	—	—	119	119	119
Cumulative translation adjustments	—	—	—	—	—	8,148	8,148	8,148

Balance at June 30, 2007	55,340	$553	$1,089,365	$(1,129,758)	$717,883	$11,958	$690,001	$84,698

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$76,431	$81,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,219	36,529
Share-based compensation	28,232	30,024
Deferred income taxes	4,081	(2,724)
Tax benefit from exercised stock options	15,589	9,260
Excess tax benefits from share-based payment arrangements	(12,174)	(6,097)
Net amortization (accretion) of premium (discount) on marketable securities	(999)	76
Provision for doubtful accounts	4,002	1,329
Gain on sale of product line assets	(1,541)	—
Changes in operating assets and liabilities, net of disposition effects:
Receivables	(17,663)	(4,869)
Prepaid expenses and other assets	47	1,461
Accounts payable	4,653	4,480
Accrued compensation and employee benefits	5,542	(598)
Other liabilities	(10,607)	9,355
Deferred revenue	(5,591)	(5,748)

Net cash provided by operating activities	129,221	153,911

Cash flows from investing activities:
Purchases of property and equipment	(17,315)	(24,321)
Cash proceeds from sale of product line assets	13,904	—
Collections of note receivable from sale of product line	—	500
Purchases of marketable securities	(171,666)	(134,933)
Proceeds from sales of marketable securities	14,250	26,240
Proceeds from maturities of marketable securities	182,163	95,128
Investment in cost-method investees	(10,213)	—

Net cash provided by (used in) investing activities	11,123	(37,386)

Cash flows from financing activities:
Proceeds from revolving line of credit	70,000	—
Debt issuance costs	(408)	—
Proceeds from issuances of common stock under employee stock option and purchase plans	77,245	56,221
Dividends paid	(3,384)	(3,876)
Repurchases of common stock	(282,407)	(124,107)
Excess tax benefits from share-based payment arrangements	12,174	6,097

Net cash used in financing activities	(126,780)	(65,665)

Effect of exchange rate changes on cash	1,524	224

Increase in cash and cash equivalents	15,088	51,084
Cash and cash equivalents, beginning of period	75,154	82,880

Cash and cash equivalents, end of period	$90,242	$133,964

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$29,266	$22,164
Cash paid for interest	$4,677	$3,000
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
2. Amortization of Intangible Assets
          Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Cost of revenues	$3,580	$3,741	$11,129	$11,169
Selling, general and administrative expenses	2,456	2,561	7,649	7,656

	$6,036	$6,302	$18,778	$18,825

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $67.1 million and $90.9 million, net of accumulated amortization of $100.0 million and $84.5 million, as of June 30, 2007 and September 30, 2006, respectively.
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

	Accrual at		Accrual at
	September 30,	Cash	June 30,
	2006	Payments	2007
	(In thousands)
Facilities charges	$15,094	$(5,062)	$10,032
Employee separation	90	(90)	—

	15,184	$(5,152)	10,032

Less: current portion	(6,161)		(2,630)

Non-current	$9,023		$7,402

4. Sale of Product Line Assets
     In March 2007, we sold the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. This amount includes $1.5 million in escrow balance to cover various indemnification and unidentified liabilities and a $0.4 million receivable for a post-closing working capital adjustment. The primary assets sold include accounts receivable, certain identifiable intangible assets and goodwill. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the mortgage banking solutions product line that was not deductible for income tax purposes. We acquired the mortgage banking solutions through our May 2004 acquisition of London Bridge Software Holdings plc. The assets sold include software and e-commerce services used in the origination processing, underwriting, pricing, product definition, closing, secondary marketing, servicing, and default management of mortgage and construction loans, and BridgeLinkTM e-Services for the mortgage industry. Revenues attributable to the mortgage banking solutions product line for the quarter ended June 30, 2006 were $4.4 million, and revenues for the nine months ended June 30, 2007 and 2006 were $7.7 million and $15.0 million, respectively.
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
6. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands, except per share data)
Numerator for basic earnings per share — net income	$23,768	$26,003	$76,431	$81,433
Interest expense on senior convertible notes, net of tax	1	1	3	3

Numerator for diluted earnings per share	$23,769	$26,004	$76,434	$81,436

Denominator — shares:
Basic weighted-average shares	55,776	63,664	56,928	64,303
Effect of dilutive securities	1,120	1,309	1,590	1,700

Diluted weighted-average shares	56,896	64,973	58,518	66,003

Earnings per share:
Basic	$0.43	$0.41	$1.34	$1.27

Diluted	$0.42	$0.40	$1.31	$1.23

     The computation of diluted EPS for the quarters ended June 30, 2007 and 2006, excludes options to purchase approximately 4,068,000 and 3,868,000 shares of common stock, respectively, and for the nine months ended June 30, 2007 and 2006, excludes options to purchase approximately 3,577,000 and 2,349,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
7. Segment Information
     We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:
•	Strategy Machine™ Solutions. These are pre-configured Enterprise Decision Management (“EDM”) applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and medical bill review. This segment also includes our myFICO® solutions for consumers.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to lenders directly.

•	Professional Services. Through our professional services, we tailor our EDM products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom EDM applications.
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
     The following tables summarize segment information for the quarters and nine months ended June 30, 2007 and 2006:

	Quarter Ended June 30, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$113,200	$47,229	$35,252	$10,101	$205,782
Operating expenses	(96,916)	(16,865)	(35,712)	(11,873)	(161,366)

Segment operating income (loss)	$16,284	$30,364	$(460)	$(1,772)	44,416

Unallocated share-based compensation expense					(8,152)

Operating income					36,264
Unallocated interest income					3,382
Unallocated interest expense					(3,240)
Unallocated other income, net					42

Income before income taxes					$36,448

Depreciation and amortization	$7,861	$2,228	$1,628	$635	$12,352

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended June 30, 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$114,820	$43,745	$36,714	$11,850	$207,129
Operating expenses	(93,330)	(16,533)	(34,272)	(10,988)	(155,123)

Segment operating income	$21,490	$27,212	$2,442	$862	52,006

Unallocated share-based compensation expense					(10,384)
Unallocated restructuring and acquisition-related expense					(5,290)

Operating income					36,332
Unallocated interest income					4,317
Unallocated interest expense					(2,155)
Unallocated other income, net					551

Income before income taxes					$39,045

Depreciation and amortization	$7,707	$2,011	$1,779	$795	$12,292

	Nine Months Ended June 30, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$335,585	$134,482	$111,198	$33,744	$615,009
Operating expenses	(281,294)	(48,102)	(106,628)	(34,908)	(470,932)

Segment operating income (loss)	$54,291	$86,380	$4,570	$(1,164)	144,077

Unallocated share-based compensation expense					(28,232)
Unallocated gain on sale of product line assets					1,541

Operating income					117,386
Unallocated interest income					10,287
Unallocated interest expense					(9,146)
Unallocated other income, net					80

Income before income taxes					$118,607

Depreciation and amortization	$24,723	$6,679	$5,505	$2,312	$39,219

	Nine Months Ended June 30, 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$345,658	$131,669	$108,236	$32,513	$618,076
Operating expenses	(281,001)	(48,419)	(98,551)	(32,188)	(460,159)

Segment operating income	$64,657	$83,250	$9,685	$325	157,917

Unallocated share-based compensation expense					(30,024)
Unallocated restructuring and acquisition- related expense					(6,800)

Operating income					121,093
Unallocated interest income					11,333
Unallocated interest expense					(6,433)
Unallocated other income, net					153

Income before income taxes					$126,146

Depreciation and amortization	$23,706	$5,805	$4,805	$2,213	$36,529

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Income Taxes
     Our effective tax rate was 34.8% and 33.4% during the quarters ended June 30, 2007 and 2006, respectively, and 35.6% and 35.4% during the nine months ended June 30, 2007 and 2006, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     Our effective tax rate for the three months ended June 30, 2007, was positively impacted by improved operating results in certain foreign jurisdictions.
     Our effective tax rate for the nine months ended June 30, 2007, was favorably impacted by a benefit of $1.8 million related to a favorable settlement of a state tax examination. Our effective tax rate for the nine months ended June 30, 2007 was also favorably impacted by the recognition of $0.5 million of U.S. federal research tax credits related to fiscal 2006. We were unable to recognize these credits during the last nine months of fiscal 2006 as legislation providing for this credit had expired. In fiscal 2007, legislation was enacted that provided for retroactive extension of this credit. Our effective tax rate, however, was adversely impacted by the sale of our mortgage banking solutions product line, due to $3.3 million of goodwill associated with the product line that was not deductible for income tax purposes. As a result, the sale increased our effective tax rate by 1.2% for the nine months ended June 30, 2007.
9. Other Investments
     In May 2007, we made a $10 million investment in convertible preferred stock in a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Our minority interest will be accounted for using the cost-method.
10. Convertible Notes
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
11. Credit Agreement
     In October 2006, we entered into a five-year $300 million unsecured revolving credit facility with a syndicate of banks. Proceeds from the credit facility can be used for capital requirements and general business purposes and may be used for the refinancing of existing debt, acquisitions and repurchases of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility contains other covenants typical of unsecured facilities. We are in compliance with these covenants. As of June 30, 2007, we had $70.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.675%.
     On July 23, 2007, we entered into an amended and restated credit agreement. Information related to this new credit agreement is set forth in Note 14, Subsequent Event.
12. Contingencies
     We are in disputes with certain customers regarding amounts owed in connection with the sale of certain of our products and services. We also have had claims asserted by former employees relating to compensation and other employment matters. We are also involved in various other claims and legal actions arising in the ordinary course of business. We believe that none of these aforementioned claims or actions will result in a material adverse impact to our consolidated results of operations, liquidity or financial condition. However, the amount or range of any potential liabilities associated with these claims and actions, if any, cannot be determined with certainty. Set forth below are additional details concerning certain ongoing litigation.
Customer Claims
     We are a party to two separate lawsuits involving two different customers who have asserted that our performance under professional services contracts with such customers has caused them to incur damages. One lawsuit is pending as a counterclaim to a collection lawsuit that we commenced in the United States District Court for the Southern District of Texas. This customer has claimed damages in excess of $10 million. We believe the claim is without merit, and we continue to contest the case vigorously. We also believe that the resolution of this case will not result in a material adverse impact to our consolidated financial condition.
     The other claim was brought in the United States District Court for the Central District of California. However, we recently reached an agreement in principle to settle this matter. The parties are now working on a settlement agreement and release of all claims. The Court has dismissed the case but retained its jurisdiction for 30 days while the parties negotiate a settlement agreement. The resolution of this case on the terms of the settlement in principle will not result in a material adverse impact to our consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Putative Consumer Class Action Lawsuits
     We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claimed that the defendants jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claimed that the defendants are “credit repair organizations” under CROA. The plaintiff sought certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. Plaintiff claimed damages of an unspecified amount, and further claimed that Equifax and Fair Isaac were unjustly enriched such that all payments should be refunded. On February 5, 2007, the plaintiff, Equifax and Fair Isaac entered into a Settlement Agreement to resolve this lawsuit and the Christy Slack lawsuit (described below). This matter and the Christy Slack matter, below, were consolidated in the Northern District of Georgia, and the Settlement Agreement was preliminarily approved by the Court on February 8, 2007. On June 4, 2007, the Court held a hearing to determine the final approval of the settlement. Under the terms of the settlement, Fair Isaac will pay legal fees, will provide three months of its ScoreWatch product for free to participating class members, and will make certain changes to its myfico.com website. Fair Isaac has delivered notices to class members. On June 13, 2007, the Court granted final approval of the settlement and directed that final judgment be entered. However, an appeal objecting to the settlement was filed on July 11, 2007 by Meredith Whittington and Taren Hill, two members of the class.
     We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and myFICO Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff claimed that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myfico.com website. The plaintiff also claimed that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff sought certification of a class on behalf of all individuals who purchased credit score products from us on the myfico.com website in the five year period prior to the filing of the Complaint on January 18, 2005. This matter was covered by the settlement agreement in the Robbie Hillis lawsuit, as described above. The appeal in Hillis also affects this case.
Braun Consulting, Inc.
     Braun (which we acquired in November 2004) was a defendant in a lawsuit filed on November 26, 2001, in the United States District Court for the Southern District of New York (Case No. 01 CV 10629) that alleges violations of federal securities laws in connection with Braun’s initial public offering in August 1999. This lawsuit is among approximately 300 coordinated putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings. As successor-in-interest to Braun, we have entered into a Stipulation and Agreement of Settlement, pursuant to a Memorandum of Understanding, along with most of the other defendant issuers in this coordinated litigation, whereby such issuers and their officers and directors would be dismissed with prejudice, subject to the satisfaction of certain conditions, including, among others, approval of the Court. Under the terms of this Agreement, we would not pay any amount of the settlement.
     However, since December 2006, certain procedural matters concerning the class status have been decided in the district and appellate courts of the Second Circuit, with the courts ultimately determining that no class status exists for the plaintiffs. Since there is no class status, there can be no agreement, thus the District Court entered an order formally denying the motion for final approval of the settlement agreement. We cannot predict whether the issuers and their insurers will be able to renegotiate a settlement that would comply with the appellate court’s ruling. Plaintiffs plan to replead their complaints and move for class certification again.
     We intend to continue to defend vigorously against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.
13. New Accounting Pronouncements Not Yet Adopted
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.
14. Subsequent Event
Credit Agreement
     On July 23, 2007, we entered into an amended and restated credit agreement. The amended and restated credit agreement increased our five-year unsecured revolving credit facility provided by the prior credit agreement from $300 million to $600 million. Proceeds from the credit facility will be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock.

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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended June 30, 2007, 77% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 76% and 74% of our revenues during the quarters ended June 30, 2007 and 2006, respectively, and 76% and 75% of our revenues for the nine months ended June 30, 2007 and 2006, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a “booking” as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended June 30, 2007, we achieved bookings of $89.8 million, including four with bookings values of $3.0 million or more. In comparison, bookings in the quarter ended June 30, 2006 were $94.5 million, including eight deals with bookings values of $3.0 million or more.
     Management regards the volume of bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Item 1A of Part II, Risk Factors, concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed non-cancelable terms, some of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize all of our bookings as backlog that will generate future revenue.
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $63.4 million and $62.2 million during the quarters ended June 30, 2007 and 2006, respectively, representing 31% and 30% of total consolidated revenues in each of these periods. International revenues totaled $180.1 million and $170.5 million during the nine months ended June 30, 2007 and 2006, respectively, representing 29% and 28% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     In March 2007, we sold the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the product line that was not deductible for income tax purposes. For the nine months ended June 30, 2007 and 2006, we recorded revenues from the mortgage banking solutions product line of $7.7 million and $15.0 million, respectively. The earnings contribution from this mortgage banking solutions product line was not significant to our fiscal 2007 or fiscal 2006 results of operations.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters and nine months ended June 30, 2007 and 2006, are set forth in Note 7 to the accompanying condensed consolidated financial statements.

Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended
	June 30,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
Segment	2007	2006	2007	2006	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$113,200	$114,820	55%	55%	$(1,620)	(1)%
Scoring Solutions	47,229	43,745	23%	21%	3,484	8%
Professional Services	35,252	36,714	17%	18%	(1,462)	(4)%
Analytic Software Tools	10,101	11,850	5%	6%	(1,749)	(15)%

Total revenues	$205,782	$207,129	100%	100%	(1,347)	(1)%

	Nine Months Ended
	June 30,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2007	2006	2007	2006	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$335,585	$345,658	55%	56%	$(10,073)	(3)%
Scoring Solutions	134,482	131,669	22%	21%	2,813	2%
Professional Services	111,198	108,236	18%	18%	2,962	3%
Analytic Software Tools	33,744	32,513	5%	5%	1,231	4%

Total revenues	$615,009	$618,076	100%	100%	(3,067)	—

     Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006 Revenues
     Strategy Machine Solutions segment revenues decreased $1.6 million due to the sale of our mortgage banking solutions product line, which contributed $3.9 million of segment revenues in the prior year period. In addition, segment revenues declined due to a $3.2 million decrease in revenues from our customer management solutions, a $2.8 million decrease in revenues from our originations solutions, and a $0.7 million net decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $4.8 million increase in revenues from our collections and recovery solutions, a $2.1 million increase in our consumer solutions, and a $2.1 million increase in our fraud solutions.
     The decrease in customer management solutions revenues was the result of a decline in license sales and a decline in transactional-based revenues due to the loss of a customer. The decrease in originations solutions revenues was the result of a decline in transactional-based revenues due to a customer usage and unfavorable pricing on a renewed customer contract that occurred earlier in the fiscal year. The increase in collections and recovery solutions revenues was primarily the result of two significant license sales and volumes associated with transactional-based agreements. The increase in consumer solutions revenues was attributable to increases in revenues derived from myfico.com and our strategic alliance partners. The increase in fraud solutions revenues was attributable primarily to a new license sale and increased volumes associated with transactional-based agreements. However, we have experienced a delay in a product upgrade, which impacted current period bookings and may impact fraud solutions revenues in future periods.
     Scoring Solutions segment revenues increased $3.5 million primarily due an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and to a lesser extent an increase in revenues derived from our FICO expansion score product.
     During the quarters ended June 30, 2007 and 2006, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 20% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues decreased $1.5 million due to a decline in implementation and consulting services for our fraud and collection and recovery products and a decline in revenues from industry consulting services. The decrease was partially offset by an increase in consulting and implementation services associated with our customer management and EDM products.

     Analytic Software Tools segment revenues decreased $1.7 million primarily due to a decrease in sales of Blaze Advisor and Model Builder licenses. The decrease reflects the timing of license sales, which includes large individual contracts. The decline was partially offset by an increase in maintenance revenues, which was due to growth in our installed base of Blaze Advisor software applications.
     Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006 Revenues
     Strategy Machine Solutions segment revenues decreased $10.1 million due partially to the sale of our mortgage banking solutions product line, which resulted in a $6.5 million decline in segment revenues. In addition, segment revenues declined due to a $4.2 million decrease in revenues from our originations solutions, a $3.7 million decrease in revenues from our insurance and healthcare solutions and a $3.2 million decrease in revenues from our customer management solutions. The revenue decrease was partially offset by a $7.2 million increase in revenues from our collection and recovery solutions and a $0.3 million increase in revenues from our other strategy machine solutions.
     The decrease in originations solutions revenues was the result of a decline in transactional-based revenues, unfavorable pricing on a renewed customer contract and a reduction in sales of software licenses. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base and loss of customer accounts. The decrease in customer management solutions revenues was the result of a decline in transactional-based revenues due to the loss of a customer. The increase in collections and recovery solutions revenues was attributable primarily to several large license sales and increased volumes associated with transactional-based agreements.
     Scoring Solutions segment revenues increased $2.8 million primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and to a lesser extent an increase in revenues derived from our FICO expansion score product. The increase was partially offset by a decline in revenues derived from prescreening services that we provided directly to users in financial services. This decrease was due to a difficult comparison to strong revenues for these services that we recorded in the first quarter last year.
     During the nine months ended June 30, 2007 and 2006, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 18% of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased $3.0 million from consulting and implementation services for customer management products, for services to develop predictive models for a large customer and implementation services for Blaze Advisor. The increase was partially offset by a decline in implementation services for our collection and recovery products and fraud products and a decline in industry consulting services.
     Analytic Software Tools segment revenues increased $1.2 million primarily due to an increase in sales of Blaze Advisor licenses and increased maintenance revenue. The increase reflects the timing of Blaze Advisor sales, which includes large individual contracts. The increase in maintenance revenues was due to growth in our installed base of Blaze Advisor software applications.

Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended
	June 30,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2007	2006	2007	2006	Change	Change
	(In thousands)				(In thousands)
Revenues	$205,782	$207,129	100%	100%	$(1,347)	(1)%

Operating expenses:
Cost of revenues	73,731	71,497	36%	35%	2,234	3%
Research and development	17,275	21,370	8%	10%	(4,095)	(19)%
Selling, general and administrative	72,476	66,338	35%	32%	6,138	9%
Amortization of intangible assets	6,036	6,302	3%	3%	(266)	(4)%
Restructuring and acquisition-related	—	5,290	—	2%	(5,290)	(100)%

Total operating expenses	169,518	170,797	82%	82%	(1,279)	(1)%

Operating income	36,264	36,332	18%	18%	(68)	—
Interest income	3,382	4,317	2%	2%	(935)	(22)%
Interest expense	(3,240)	(2,155)	(2)%	(1)%	(1,085)	(50)%
Other income, net	42	551	—	—	(509)	(92)%

Income before income taxes	36,448	39,045	18%	19%	(2,597)	(7)%
Provision for income taxes	12,680	13,042	6%	6%	(362)	(3)%

Net income	$23,768	$26,003	12%	13%	(2,235)	(9)%

Number of employees at quarter end	2,760	2,840			(80)	(3)%

	Nine Months Ended
	June 30,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2007	2006	2007	2006	Change	Change
	(In thousands)				(In thousands)
Revenues	$615,009	$618,076	100%	100%	$(3,067)	—

Operating expenses:
Cost of revenues	218,472	211,686	35%	34%	6,786	3%
Research and development	52,775	65,794	9%	11%	(13,019)	(20)%
Selling, general and administrative	209,139	193,878	34%	31%	15,261	8%
Amortization of intangible assets	18,778	18,825	3%	3%	(47)	—
Restructuring and acquisition-related	—	6,800	—	1%	(6,800)	(100)%
Gain on sale of product line assets	(1,541)	—	—	—	(1,541)	—

Total operating expenses	497,623	496,983	81%	80%	640	—

Operating income	117,386	121,093	19%	20%	(3,707)	(3)%
Interest income	10,287	11,333	1%	1%	(1,046)	(9)%
Interest expense	(9,146)	(6,433)	(1)%	(1)%	(2,713)	(42)%
Other income, net	80	153	—	—	(73)	(48)%

Income before income taxes	118,607	126,146	19%	20%	(7,539)	(6)%
Provision for income taxes	42,176	44,713	7%	7%	(2,537)	(6)%

Net income	$76,431	$81,433	12%	13%	(5,002)	(6)%

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

     The quarter over quarter increase of $2.2 million in cost of revenues resulted from a $1.4 million increase in third-party software and data costs and a $1.2 million increase in personnel and other labor-related costs. The increase was partially offset by a $0.4 million decline in other costs. The increase in third-party software and data costs was due to an increase in consumer solutions costs, which resulted from higher revenues. The increase in personnel and other labor-related costs was attributable primarily to an increase in benefit costs.
     The year-to-date period over period increase of $6.8 million in cost of revenues resulted from a $5.8 million increase in personnel and other labor-related costs and a $1.9 million increase in facilities and infrastructure costs. The increase was partially offset by a $0.9 million decline in other costs. The increase in personnel and other labor-related costs was attributable primarily to an increase in salary and related benefit costs. The increase in facilities and infrastructure costs was attributable to an increase in allocated costs associated with an increase in professional services activities.
     We expect that cost of revenues as a percentage of revenues in fiscal 2007 will be consistent with or slightly higher than that incurred during fiscal 2006.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The quarter over quarter decrease of $4.1 million in research and development expenditures was attributable primarily to a $3.1 million decrease in personnel and related costs and a $0.9 million decrease in facilities and infrastructure costs. The decrease in personnel and related costs was the result of lower salary and benefit costs due to the shift of employees to non-U.S. locations and staff reductions, which occurred in the prior year period. The decrease in facilities and infrastructure costs was attributable to the shift of employees to lower cost non-U.S. locations and a decline in allocated costs due to the staff reduction.
     The year-to-date period over period decrease of $13.0 million in research and development expenditures was attributable primarily to a $10.4 million decrease in personnel and related costs, a $2.3 million decrease in facilities and infrastructure costs and a $0.3 million decline in other costs. The decrease in research and development expenditures for the year-to date period was attributable to the same factors that affected the quarter over quarter comparison.
     We expect that research and development expenditures as a percentage of revenues in fiscal 2007 will be slightly lower than that incurred during fiscal 2006.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase of $6.1 million in selling, general and administrative expenses was attributable to a $2.2 million increase in personnel and other labor-related costs, a $2.0 million increase associated with higher legal fees and the settlement of a lawsuit, a $1.4 million increase in marketing expenditures, a $0.8 million increase in our provision for doubtful accounts receivable, partially offset by a decline of $0.3 million in other expenses. The increase in personnel and labor-related costs resulted primarily from an increase in sales staff and commissions, partially offset by a decline in third party staffing costs. The increase in marketing costs was driven by programs to promote brand awareness and drive sales growth. The increase in the provision for doubtful accounts resulted from an overall increase in accounts receivable.
     The year-to-date period over period increase of $15.3 million in selling, general and administrative expenses was attributable to a $7.9 million increase in personnel and other labor-related costs, a $2.8 million increase associated with higher legal fees and the settlement of a lawsuit, a $2.6 million increase in marketing expenditures, a $2.5 million increase in our provision for doubtful accounts receivable, partially offset by a $0.5 million net decline in other expenses. The increase in selling, general and administrative expenses for the year-to date period was attributable to the same factors that affected the quarter over quarter comparison.
     We expect that selling, general and administrative expenses as a percentage of revenues in fiscal 2007 will be slightly higher than that incurred during fiscal 2006.

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
     We expect that amortization of intangible assets will decrease as certain intangible assets will be come fully amortized in the fourth quarter of 2007.
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
     During the nine months ended June 30, 2006, we recorded restructuring and acquisition-related charges totaling $6.8 million. In addition to the restructuring charge of $5.3 million described in the preceding paragraph, we recorded costs of $2.2 million in connection with an abandoned acquisition, consisting of third-party legal, accounting and other professional fees. We also recorded a $0.7 million gain due to the sublease of office space that we had exited in fiscal 2002. The gain resulted from an adjustment to the liability established for the exit of the lease space and a refund received for past rent paid to the landlord.
     Additional information regarding these activities is set forth in Note 3 to the condensed consolidated financial statements.
     Gain on Sale of Product Line Assets
     In March 2007, we completed the sale of the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. We recognized a $1.5 million pre-tax gain on the sale.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease of $0.9 million in interest income was attributable to lower average cash and investment balances, partially offset by higher interest and investment income yields due to market conditions. The decline in average cash and investment balances was primarily due to our repurchase of common stock.
     For the nine months ended June 30, 2007 compared with the same period last year, interest income declined by $1.0 million. In addition to the factors described for the quarterly periods, the decline in interest income was partially offset by interest that was associated with the settlement of a state tax examination.
     Interest Expense
     Interest expense recorded during the quarter and nine months ended June 30, 2007 relates to our $400.0 million of 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and interest associated with borrowings under our revolving credit facility. Interest expense recorded during the quarter and nine months ended June 30, 2006 was only related to the Senior Notes. Accordingly, the increase in interest expense in the current periods resulted from interest associated with borrowing under our revolving credit facility.
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

     Other income, net was $42,000 for the quarter ended June 30, 2007, compared with $0.6 million for the quarter ended June 30, 2006. The decline in other income was due to gains totaling $0.7 million that were recognized in the prior year period from the disposition of investments. The decline in other income, net was partially offset by a $0.2 million reduction in foreign exchange losses.
     Other income, net was $80,000 for the nine months ended June 30, 2007, compared with $0.2 million in for the nine months ended June 30, 2006. The change was driven by current period dividend income of $0.8 million, an increase in foreign exchange losses of $0.2 million, and gains totaling $0.7 million that were recognized in the prior year period from the disposition of investments.
     Provision for Income Taxes
     Our effective tax rate was 34.8% and 33.4% during the quarters ended June 30, 2007 and 2006, respectively, and 35.6% and 35.4% during the nine months ended June 30, 2007 and 2006, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     Our effective tax rate for the three months ended June 30, 2007, was positively impacted by improved operating results in certain foreign jurisdictions.
     Our effective tax rate for the nine months ended June 30, 2007, was favorably impacted by a benefit of $1.8 million related to a favorable settlement of a state tax examination. Our effective tax rate for the nine months ended June 30, 2007 was also favorably impacted by the recognition of $0.5 million of U.S. federal research tax credits related to fiscal 2006. We were unable to recognize these credits during the last nine months of fiscal 2006 as legislation providing for this credit had expired. In fiscal 2007, legislation was enacted that provided for retroactive extension of this credit. Our effective tax rate, however, was adversely impacted by the sale of our mortgage banking solutions product line, due to $3.3 million of goodwill associated with the product line that was not deductible for income tax purposes. As a result, the sale increased our effective tax rate by 1.2% for the nine months ended June 30, 2007.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended
	June 30,			Period-to-Period
			Period-to-Period	Percentage
Segment	2007	2006	Change	Change
	(In thousands)
Strategy Machine Solutions	$16,284	$21,490	$(5,206)	(24)%
Scoring Solutions	30,364	27,212	3,152	12%
Professional Services	(460)	2,442	(2,902)	—
Analytic Software Tools	(1,772)	862	(2,634)	—

Segment operating income	44,416	52,006	(7,590)	(15)%
Unallocated share-based compensation	(8,152)	(10,384)	2,232	21%
Unallocated restructuring and acquisition-related	—	(5,290)	5,290	100%

Operating income	$36,264	$36,332	(68)	—

	Nine Months Ended
	June 30,			Period-to-Period
			Period-to-Period	Percentage
Segment	2007	2006	Change	Change
		(In thousands)
Strategy Machine Solutions	$54,291	$64,657	$(10,366)	(16)%
Scoring Solutions	86,380	83,250	3,130	4%
Professional Services	4,570	9,685	(5,115)	(53)%
Analytic Software Tools	(1,164)	325	(1,489)	—

Segment operating income	144,077	157,917	(13,840)	(9)%
Unallocated share-based compensation	(28,232)	(30,024)	1,792	6%
Unallocated restructuring and acquisition-related	—	(6,800)	6,800	100%
Unallocated gain on sale of product line assets	1,541	—	1,541	—

Operating income	$117,386	$121,093	(3,707)	(3)%

     Operating income was essentially unchanged in the quarter over quarter periods as lower revenues and higher segment operating expenses were offset by the impact of restructuring costs recognized in the prior year period. At the segment level, the decrease in segment operating income was driven by decreases of $5.2 million, $2.9 million and $2.6 million in segment operating income within our Strategy Machine Solutions, Professional Services and Analytic Software Tools segments, respectively. The decline was partially offset by a $3.2 million increase in segment operating income within our Scoring Solutions segment. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in sales of originations solutions and customer management solutions products and an increase in operating costs. The increase in operating costs was driven by higher personnel costs, increased third-party data costs and the cost of a legal settlement. The decrease in Professional Services segment operating income was the result of the decrease in sales and higher personnel costs. In our Analytic Software Tools segment, the decrease in segment operating income was driven by a decline in license sales and an increase in personnel costs. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues. We believe that operating income as a percentage of revenues in our Scoring Solutions segment may decline in the future due to lower operating margins on new products.
     The year-to-date period over period decrease of $3.7 million in operating income was attributable to a decline in segment revenues and an increase in segment operating expenses. The decrease in operating income was partially offset by the gain recognized on the sale of the mortgage banking solutions product line, lower share-based compensation expense and the impact of restructuring and acquisition-related costs that were recognized in the prior year period. At the segment level, the decrease in segment operating income was driven by decreases of $10.4 million, $5.1 million and $1.5 million in segment operating income within our Strategy Machine Solutions, Professional Services segments and Analytic Software Tools, respectively. The decline was partially offset by a $3.1 million increase in segment operating income within our Scoring Solutions segment. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in sales of customer management solutions and originations solutions products. Operating expenses were essentially unchanged from the prior year period. The decrease in Professional Services segment operating income was the result of higher personnel costs to support increased professional services activities, which more than offset the increase in segment revenues. In our Analytic Software Tools segment, the decrease in segment operating results was due to increased personnel costs, partially offset by an increase in sales of licenses of our EDM products. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $153.9 million during the nine months ended June 30, 2006 to $129.2 million during the nine months ended June 30, 2007. Operating cash flows were negatively impacted by an increase in trade receivables of $17.7 million and timing of cash payments for income taxes. The increase in trade receivables resulted from internal process inefficiencies, slower collections associated with certain international clients and longer payment terms on certain customer contracts. Operating cash flows were also negatively impacted by the decline in earnings during the nine months ended June 30, 2007 and cash paid for restructuring and acquisition-related liabilities.

     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $11.1 million during the nine months ended June 30, 2007, compared to net cash used in investing activities of $37.4 million during the nine months ended June 30, 2006. The change in cash flows from investing activities was primarily attributable to $13.9 million in cash received from the sale of our mortgage banking solutions product line in the current nine-month period, a $38.3 million increase in proceeds from sales and maturities of marketable securities, net of purchases, and a $7.0 million decrease in property and equipment purchases. In addition, cash flows from investing activities also reflect a $10.0 million minority investment we made in a company that is developing software applications for healthcare providers.
     Cash Flows from Financing Activities
     Net cash used in financing activities totaled $126.8 million during the nine months ended June 30, 2007, compared to net cash used in financing activities of $65.7 million during the nine months ended June 30, 2006. The change in cash flows from financing activities was primarily due to a $158.3 million increase in common stock repurchased, a $70.0 million increase in cash proceeds from borrowings under a revolving credit facility, a $21.0 million increase in proceeds from the issuance of common stock under employee stock plans and a $6.1 million increase in excess tax benefits from share-based arrangements. We used cash provided by operations, borrowings under the revolving credit facility and proceeds from stock issued under employee stock plans to fund common stock repurchased during the nine months ended June 30, 2007.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. In November 2006, our Board of Directors approved a new common stock repurchase program that replaced a previous program. The new program allows us to purchase shares of our common stock up to an aggregate cost of $500.0 million. Through June 30, 2007, we had repurchased 7,196,800 shares of our common stock under this new program for an aggregate cost of $282.1 million.
     Dividends
     During the quarter ended June 30, 2007, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
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
     Credit Agreement
     In October 2006, we entered into a five-year $300 million unsecured revolving credit facility with a syndicate of banks. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility contains other covenants typical of unsecured facilities. As of June 30, 2007, we had $70.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.675%.
     On July 23, 2007, we entered into an amended and restated credit agreement. The amended and restated credit agreement increased our five-year unsecured revolving credit facility provided by the prior credit agreement from $300 million to $600 million. Proceeds from the credit facility will be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock.
     Capital Resources and Liquidity Outlook
     As of June 30, 2007, we had $258.1 million in cash, cash equivalents and marketable security investments. We believe that over the next twelve months and for the foreseeable future these balances, as well as borrowings from our revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any repayment of existing debt, including repayment of Senior Notes in the event holders require us to repurchase them. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
     We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2007 and September 30, 2006:

	June 30, 2007			September 30, 2006
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(In thousands)
Cash and cash equivalents	$90,254	$90,242	4.62%	$75,178	$75,154	2.85%
Short-term investments	151,499	151,328	5.17%	152,446	152,141	4.79%
Long-term investments	10,518	10,513	5.39%	33,306	33,254	5.10%

	$252,271	$252,083	4.98%	$260,930	$260,549	4.27%

     We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at June 30, 2007 and September 30, 2006:

	June 30, 2007			September 30, 2006
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Notes	$400,000	$400,000	$416,000	$400,000	$400,000	$407,000
     We have interest rate risk with respect to our five-year $300 million unsecured revolving credit facility. Interest rates are applied to amounts outstanding under this facility at variable rates based on Federal Funds rate plus 0.50% or LIBOR plus margins that range from 0.30% to 0.55% based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of June 30, 2007 we had $70.0 million of borrowings outstanding on this facility and we had no borrowings outstanding as of September 30, 2006.
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2007:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
			(In thousands)
Sell foreign currency:
EURO (EUR)	EUR	6,900	$9,319	$—
Japanese Yen (YEN)	YEN	110,000	895	—

Buy foreign currency:
British Pound (GBP)	GBP	475	$950	$—
     The forward foreign currency contracts were all entered into on June 30, 2007, therefore, the fair value was $0 on that date.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., which is pending in the U.S. District Court for the Northern District of Georgia. The plaintiff claims that the defendants have jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. The plaintiff also claims that the defendants are “credit repair organizations” under CROA. The plaintiff is seeking certification of a class on behalf of all individuals who purchased products containing Score Power from the defendants in the five year period prior to the filing of the Complaint on November 14, 2004. Plaintiff claims damages of an unspecified amount, and further claims that Equifax and Fair Isaac were unjustly enriched such that all payments should be refunded. On February 5, 2007, the plaintiff, Equifax and Fair Isaac entered into a Settlement Agreement to resolve this lawsuit and the Christy Slack lawsuit (described below). The Settlement Agreement was preliminarily approved by the Court on February 8, 2007. Under the terms of the settlement, Fair Isaac will pay legal fees, will provide three months of ScoreWatch for free to participating class members, and will make certain changes to its websites. Fair Isaac has delivered notices to class members. On June 13, 2007, the Court granted final approval of the settlement and directed that final judgment be entered. However, an appeal objecting to the settlement was filed on July 11, 2007 by Meredith Whittington and Taren Hill, two members of the class.
     We are a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and myFICO® Consumer Services, Inc., which is pending in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myfico.com website. The plaintiff also claims that the defendants violated the California Credit Services Act (the “CSA”) and were unjustly enriched. The plaintiff has sought certification of a class on behalf of all individuals who purchased credit score products from us on the myfico.com website in the five year period prior to the filing of the Complaint on January 18, 2005. This matter was covered by the settlement agreement in the Robbie Hillis lawsuit, as described above. The appeal in Hillis also affects this case.
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

     The loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with one of the major credit reporting agencies with respect to their distribution of our products or with respect to our myFICO® offerings, the loss of or a significant change in a relationship with a significant third-party distributor or the delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.
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

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Share that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased (2)	Paid per Share	or Programs	the Plans or Programs
April 1, 2007 through April 30, 2007	263,800	$36.05	263,800	$294,045,843
May 1, 2007 through May 31, 2007	2,123,200	$36.01	2,115,100	$217,891,903
June 1, 2007 through June 30, 2007	—	—	—	$217,891,903

	2,387,000	$36.01	2,378,900	$217,891,903

(1)	In November 2006, our Board of Directors canceled the August 2006 repurchase program and approved a new repurchase program that allows us to purchase up to an aggregate of $500 million in shares of our common stock in the open market or though negotiated transactions. The November 2006 repurchase program does not have a fixed expiration date.

(2)	Includes 8,100 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock held by employees in May 2007.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007.*

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

*	Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on July 25, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: August 6, 2007
By /s/ CHARLES M. OSBORNE
Charles M. Osborne
Executive Vice President, Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: August 6, 2007
By /s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2007

Exhibit
Number	Description
10.1	Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007.*	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically