Form 10-K
period 2007-09-30
FAIR ISAAC CORP
filed 2007-11-28
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

Registrant’s telephone number, including area code:
612-758-5200

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Each Exchange on which Registered)

Common Stock, $0.01 par value per share Preferred Stock Purchase Rights	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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
Large Accelerated Filer  ☑     Accelerated Filer  ☐     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,480,955,703 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on November 16, 2007 was 50,299,240 (excluding 38,557,543 shares held by the Company as treasury stock).

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2008.

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2008.

PART I

Item 1.	Business

GENERAL

Fair Isaac Corporation (NYSE: FIC) (together with its consolidated subsidiaries, the “Company”, which may also be referred to in this report as “we,” “us,” “our,” and “Fair Isaac”) provides products and services that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics and decision management systems power hundreds of billions of customer decisions each year.

We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in 80 countries use our Enterprise Decision Management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, healthcare organizations, pharmaceutical companies and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.

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

PRODUCTS AND SERVICES

We help businesses automate, improve and connect decisions across the enterprise, an approach we commonly refer to as Enterprise Decision Management, or “EDM”. Most of our solutions address customer decisions, including customer targeting and acquisition, account origination, customer management, fraud, collections and recovery. We also help businesses improve noncustomer decisions such as transaction and claims processing, and network integrity review. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

Our Segments

We deliver EDM through products and services that we categorize into the following four operating segments:

•	Strategy Machine® Solutions. These are preconfigured EDM applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and insurance claims management. This segment also includes our myFICO solutions for consumers.

•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, and we also offer services that provide our scores to clients directly.

•	Professional Services. Through our professional services, we tailor our EDM products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom EDM applications.

Comparative segment revenues, operating income and related financial information for fiscal 2007, 2006 and 2005 are set forth in Note 17 to the accompanying consolidated financial statements.

Key Products and Services by Operating Segment

Operating Segment	Key Products and Services

Strategy Machine Solutions

Marketing	Fair Isaac MarketSmart Decision System® solution

Originations	LiquidCredit® decision engine
LiquidCredit® service
Capstone® Decision Manager
Capstone® Decision Accelerator

Customer Management	TRIADTM adaptive control system
TRIADTM Transaction Scores
TelAdaptive® account management service

Fraud	Falcontm Fraud Manager
Fraud Predictor with Merchant Profiles
Falcontm ID solution
CardAlert Fraud Manager
Fraud/Risk Analytics for Telecom (including Revenue and Network Assurance)
RoamEx® Roamer Data Exchanger
Collections & Recovery	Debt Managertm solution
Recovery Management Systemtm solution (RMS)
ScoreNet® network
PlacementsPlus® service
Placement OptimizerSM service

Insurance and Healthcare	Fair Isaac SmartAdvisor® medical bill review
Payment Optimizer® solution
VeriComp® Fraud Manager
MIRAtm Claims Advisor

Consumer	myFICO® service
Score Watchtm subscription

Scoring Solutions	FICO® scores
NextGen FICO® scores
FICO® Expansion® scores
Global FICOtm scores
Marketing and bankruptcy scores
Commercial credit risk scores
Credit-based insurance scores
Property PredictRtm scores
FICO® score delivery
PreScore® Service

Professional Services	Solution and technology consulting
Data management services
Industry consulting
Analytic consulting
Fraud consulting
Medical bill review services

Analytic Software Tools	Blaze Advisortm business rules management system
Model Builder for Predictive Analytics
Model Builder for Decision Trees
Decision Optimizer
Vectus® software

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

Strategy Machine Solutions

We develop industry-tailored EDM applications, which we call Strategy Machine Solutions, that apply analytics, data management and decision management software to specific business challenges and processes. These include credit offer prescreening, insurance claims management, telecommunications fraud prevention and others. Our Strategy Machine Solutions primarily serve clients in the financial services, insurance, healthcare, retail and telecommunications sectors.

Marketing Strategy Machine Solutions

The chief Strategy Machine offering for marketing is our Fair Isaac MarketSmart Decision System® solution (“MarketSmart”). The MarketSmart solution is a suite of products, capabilities and services designed to integrate all of the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs. The MarketSmart solution enables companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and hospitality companies) to execute more efficient and profitable customer interactions. Services offered under the MarketSmart brand name include SmartLink customer data integration services; services that use transaction analytics to identify customer patterns and help clients target their marketing activities; services that enable real-time marketing through direct consumer interaction channels; campaign management and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.

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

Our solutions include the web-based LiquidCredit® decision engine and LiquidCredit® service, which are primarily focused on the credit decision and offered largely to mid-tier financial services institutions, e-commerce providers and telecommunications providers; and Capstone® Decision Manager, a complete end-user software solution for application decisioning and processing. We also offer Capstone Decision Accelerator, which is a rules-based application based on our Blaze AdvisorTM business rules management system. We also offer custom and consortium-based credit risk and application fraud models.

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

We provide customer management solutions for:

•	Financial Services. In financial services, our leading account and customer management product is the TRIADTM adaptive control system. Our adaptive control systems are so named because they enable businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The TRIAD system is the world’s leading credit account management system, and our adaptive control systems are used by more than 250 issuers worldwide to manage approximately 65% of the world’s credit card accounts. Our latest version of the TRIAD system enables users to manage risk and communications at both the account and borrower level from a single platform. We also offer transaction-based neural network models (the term neural network is defined under “Technology” later in this section) called TRIAD Transaction Scores that help card issuers identify high-risk behavior more quickly and thus manage their credit card accounts more profitably. We market and sell TRIAD end-user software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through 12 third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc. We also provide the TRIAD system as a hosted service in Application Service Provider (“ASP”) mode.

•	Telecommunications. The TelAdaptive® account management service offers telecommunications service providers account management functionality similar to the TRIAD system, including receivables risk management, account spending limits, churn management and cross-sell communications.

•	Insurance. We provide property and casualty insurers with decision management solutions that enable them to create, test and implement decision strategies for areas such as cross-selling, pricing, claims handling, retention, prospecting and underwriting.

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

Our leading fraud detection solution is Falcon® Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon Fraud Manager’s neural network predictive models and patented profiling technology, both further described below in the “Technology” section, examine transaction, cardholder and merchant data to detect a wide range of credit and debit card fraud quickly and accurately. Falcon Fraud Manager analyzes card transactions in real time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions. Falcon Fraud Manager protects hundreds of millions of credit and debit card accounts and is used in approximately 65% of all credit card transactions worldwide.

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

We also provide a set of Fraud/Risk Analytics for Telecom solutions that are specifically designed to help telecommunications service providers reduce losses in four key areas. The bad debt solution is used to mitigate early-life and ongoing bad debt. The fraud solution is used to reduce complex types of fraud such as subscription fraud, technical fraud, network fraud, internal fraud, dealer/agent fraud, calling card fraud, cloning and clip-on fraud. The revenue assurance solution predicts revenue leakage in the switch data collection, data mediation and billing/rating system phases. And the network assurance solution predicts problems in a telecommunications network by detecting intrusion, abuse or network integrity compromises. In addition, we offer RoamExtm Roamer Data Exchanger, which delivers near real-time exchange of roamer call records that occur when subscribers roam outside a carrier’s home network. RoamEx Roamer Data Exchanger is used to exchange more than 90% of North American wireless carriers’ roamer call detail records.

Collections & Recovery Strategy Machine Solutions

Our leading solutions in this area are the Debt Managertm solution and the Recovery Management SystemTM (“RMStm”) solution. The Debt Manager solution automates the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. The RMS solution is focused on the later phases of distressed debt management, including bankruptcy and agency management. Companies using the Debt Manager and RMS solutions can access partner services such as collection agencies and attorneys via the ScoreNet® network, which provides web-based access to and from thousands of third-party collections and recovery service providers, as well as access to multiple data sources and Fair Isaac solutions hosted in ASP mode.

Other solutions for collections and recovery include the PlacementsPlus® service, an account placement optimization and management system; the Placement OptimizerSM service, which uses artificial intelligence-based analytics used to identify the agency that is likely to collect the most for each account; and custom collection and recovery models implemented in an ASP environment. Those analytic-based solutions can also be delivered via the ScoreNet network.

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

Our principal solution in this area is the Fair Isaac SmartAdvisor® medical bill review software. This solution provides medical bill review and repricing for workers’ compensation and automobile medical injury claims. It checks each bill against an extensive database of state fee schedules, automated contracts and user-defined policies to help insurers and others get the maximum savings on every bill reviewed. The SmartAdvisor software uses our business rules management technology to increase the speed, accuracy and consistency of decisions and reduce labor costs. It is available in both licensed client/server and ASP versions.

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

Consumer Strategy Machine Solutions

Through our myFICO® service, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. Consumers can use the myfico.com website to purchase their FICO® scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to manage their scores. Customers can also use the myFICO® service to simulate how taking specific actions would affect their FICO® score. The myfico.com website is the only source for consumers to obtain their FICO® scores and credit reports from all three of the major U.S. credit reporting agencies. Consumers can also purchase Score Watchtm subscriptions, which deliver alerts via email and SMS or text messages when the user’s scores or balances change. The myFICO® products and subscription offerings are available online at www.myfico.com in partnership with the three major U.S. credit reporting agencies: Equifax Inc. (“Equifax”), TransUnion Corporation (“TransUnion”) and Experian Information Solutions, Inc. (“Experian”). The myFICO® products and subscription offerings are also available to consumers through lenders, financial portals and numerous other partners.

Scoring Solutions

We develop the world’s leading scores based on third-party data. Our FICO® credit scores are used in most U.S. credit decisions, by most of the major financial service and credit card organizations as well as by mortgage and auto loan originators. These scores provide a consistent and objective measure of an individual’s credit risk. Credit grantors use the FICO® scores to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. The FICO® scores are calculated based on proprietary scoring models. The scores produced by these models are available through each of the three major credit reporting agencies in the United States: TransUnion, Experian and Equifax. Users generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies share these fees with us.

In fiscal 2007, we released upgraded versions of the FICO® score in Canada that we deliver through Equifax and TransUnion and provide credit grantors with additional predictive strength. In addition, we completed work on a substantially upgraded version of the FICO® score for U.S. lenders. This release will include enhancements that increase its predictive power. It is expected to be installed at the three major credit reporting agencies beginning in fiscal 2008. We also offer the NextGen FICO® score to U.S. credit grantors desiring an even stronger risk predictor than the “classic” FICO® scores. FICO® scores are also delivered through TransUnion ITC in South Africa and CallCredit in the UK.

Our scoring portfolio also includes the FICO® Expansion® score, which provides scores on U.S. consumers who do not have traditional FICO® scores, generally because they have too few credit accounts being reported to the credit reporting agencies. The score analyzes multiple sources of non-traditional credit data accessed by our subsidiary, Fair Isaac Network, Inc., and the score and associated reports are provided to lenders through a subsidiary called Fair Isaac Credit Services, Inc.

Outside of North America, we offer the Global FICO® score, which extends our thorough analysis of multiple-lender credit data to countries around the world that have established and emerging credit bureaus. Like FICO® scores in North America, Global FICO® scores help lenders in multiple countries leverage the FICO® score’s predictive analysis to assess the risk of prospects, applicants and borrowers, and are particularly valuable in markets where there is not a dominant credit bureau risk score available. Global FICO® scores are in use or being implemented in more than 16 different countries across four continents. In fiscal 2007 we extended the score to Korea through a multi-year agreement with Korea Credit Bureau.

In addition to the scoring noted above, we also offer marketing and bankruptcy scores through the U.S. credit reporting agencies; an application fraud, revenue and bankruptcy score available in Canada; consumer risk scores through credit reporting agencies in Canada, South Africa and the U.K.; commercial credit scores delivered by both U.S. and U.K. credit reporting agencies; and a bankruptcy scoring service offered through ISC, a subsidiary of Visa USA.

We have developed scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as our FICO® risk scores, but are designed to predict applicant or policyholder insurance loss risk for automobile or homeowners’ coverage. Our insurance scores are available in the U.S. from TransUnion, Experian, Equifax and ChoicePoint, Inc., and in Canada from Equifax. We also offer an insurance score called the Property PredictRTM score, which analyzes property inspection database data from an insurance services provider, Millennium Information Services, Inc., to calculate the loss risk of a property.

We provide credit bureau scoring services and related consulting directly to users in financial services through two U.S.-based services: PreScore® Service for prescreening solicitation candidates, and the FICO® score delivery service (formerly known as ScoreNet® Network) for customer account management.

Professional Services

We provide a variety of custom offerings, business solution and technology consulting services, and data management services to clients worldwide. The focus is on leveraging our industry experience and technical expertise, typically on a custom basis, to help clients address unique business challenges, to support the usage of our Strategy Machine® solutions and our analytic software tools, and to create new sales opportunities for our other offerings. This group also performs consultative selling, developing customized solution sets combining various products and capabilities to meet unique client or industry opportunities. These services are generally offered on an hourly or fixed fee basis.

Our services include:

•	Solution and technology consulting. We help clients implement and use our solutions and technologies. These projects draw on our product knowledge, industry expertise and technical skills. Each project is delivered using our EDM consulting methodology.

•	Data management services. We help clients gain insight into their customers by enabling the access, analysis and application of corporate data and information. This work involves implementing enterprise-level data and decision management systems, including data warehouses and marts, campaign management tools, database marketing engines, rules-based decision engines and analytical applications.

•	Industry consulting. We combine our knowledge of EDM technology with our consultants’ experience to address the specific needs of companies in the financial services, retail, pharmaceuticals, telecommunications, insurance and healthcare industries. Our industry consultants provide a wide range of consulting services, including business strategy consulting and custom solutions development. Another focus of this work is helping companies comply with regulations, such as the New Basel Capital Accord or Solvency II.

•	Analytic consulting. We perform custom predictive modeling and related analytic projects for clients in multiple industries. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’s data and industry best practices to develop a highly customized solution. Most of this work falls under our heading of Predictive Science engagements, which provide greater insight into customer preferences and future customer behavior. We also perform broader strategy optimization projects using our Strategy Science technology and related advanced analytic methodologies. These projects apply data and proprietary algorithms to the design of customer treatment strategies.

•	Fraud consulting. We complement our fraud products with consulting engagements that help businesses benchmark their performance, assess areas to improve and adopt best practices and solutions aimed at reducing fraud losses. These engagements draw on Fair Isaac’s experience helping lenders and other parties worldwide bring fraud losses under control and implement more successful anti-fraud programs.

•	Medical bill review services. Using Fair Isaac’s medical bill review software, we provide turnkey insurance bill review services at selected locations across the country. These service bureau operations offer expert medical bill and preferred provider review for workers’ compensation and auto medical insurance bills, including the additional review of complex medical, hospital and surgical bills.

Analytic Software Tools

We provide end-user software products that businesses use to build their own tailored EDM applications. In contrast to our packaged Strategy Machine solutions developed for specific industry applications, our analytic software tools support the addition of EDM capabilities to virtually any application or operational system. These tools are sold as licensed software, and can be used by themselves or together to advance a client’s Enterprise Decision Management. We use these tools as common software components for our own EDM applications, described above in the Strategy Machine Solutions section. They are also key components of our EDM architecture, described in the Technology section. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.

The principal products offered are software tools for:

•	Rules Management. The Blaze AdvisorTM business rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables businesses to more quickly develop complex decision making applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our Strategy Machine solutions. A related software offering called SmartForms for Blaze Advisor system is used to create and manage dynamic, web-based forms that improve the completeness and accuracy of customer data collected online. The Blaze Advisor system, available in six languages, is a multi-platform solution that supports Web Services and SOA, Java 2 Enterprise Edition (J2EE) platforms, Microsoft .NET and COBOL for z/OS mainframes, and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor system is able to process and execute complex, high-volume business rules. The latest version of Blaze Advisor, released in fiscal 2007, focuses on rules lifecycle management to help customers uniquely address governance, proactively detect errors and accelerate time-to-production. This version also includes tight integration with Model Builder for Predictive Analytics and support for PMML (Predictive Modeling Markup Language).

•	Model Development. Model Builder for Predictive Analytics enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools Fair Isaac uses to build both client-level and industry-level predictive models, and which we have evolved over nearly 40 years. The predictive models produced can be embedded in custom production applications or one of our Strategy Machine Solutions and can also be executed in Blaze Advisor. The latest version of Model Builder, released in fiscal 2007, includes several enhancements to improve data import and sampling, as well as a scorecard creation wizard that makes building a new scorecard faster.

•	Data-Driven Strategy Design. Model Builder for Decision Trees enables the user to create empirical strategies, augmenting the user’s expert judgment by applying data-driven analytics to discover patterns empirically. In designing the steps and criteria of a decision strategy, the user can segment the customer base for targeted action based on the results of different performance measures, and can simulate the performance of the designed strategy. Decision Optimizer, a key component in our Strategy Science offerings, uses an optimization algorithm to deliver customer treatment strategies or rule sets that improve results along one or more specified business objectives, while meeting stated constraints. The data-driven strategies produced by these tools can be executed by Blaze Advisor or one of our Strategy Machine® solutions.

•	Case Management. Vectus® software allows organizations to build and deliver enterprise-class applications for handling complex case management and relationships across customer, supplier and partner chains. It supports many types of business solutions, including account recruitment, customer servicing, complaints management and legal process. Vectus software provides a complete environment for developing, maintaining and executing process-oriented solutions.

COMPETITION

The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (“ERP”) and customer relationship management (“CRM”) packaged solutions providers;

•	business intelligence solutions providers;

•	business process management and business rules management providers;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	providers of account/workflow management software;

•	managed care organizations; and

•	software companies supplying modeling, rules, or analytic development tools.

We believe that none of our competitors offers the same mix of products as we do, has the same expertise in predictive analytics and their integration with decision management software, and can offer the enhanced lifecycle management capabilities we offer in areas like financial services. However, certain competitors may have larger shares of particular geographic or product markets.

Strategy Machine® Solutions

The competition for our Strategy Machine Solutions varies by both application and industry.

In the customer acquisition market, we compete with Acxiom, Experian, SAS, SPSS, Epsilon, Harte-Hanks, and Oracle, among others. We also compete with traditional advertising agencies and companies’ own internal information technology and analytics departments.

In the origination market, we compete with Experian, CGI/AMS, Equifax, Provenir and Lightbridge, among others.

In the customer management market, we compete with CGI/AMS and Experian, among others.

In the fraud solutions market, we mainly compete with Fortent, ID Analytics, Experian, SAS, Retail Decisions plc and ACI Worldwide, a division of Transaction Systems Architects, in the financial services market; ECtel,

Hewlett-Packard, Subex Azure and Neural Technologies in the telecommunications market; IBM and ViPS in the healthcare segment; and SAS, Infoglide Software Corporation, NetMap Analytics and Magnify in the property and casualty and workers’ compensation insurance market.

In the collections and recovery solutions market, we mainly compete with CGI/AMS, Columbia Ultimate, Ontario Systems, Austin Logistics, Experian, Attentiv Systems and various boutique firms for software and ASP servicing and in-house scoring and computer science departments, along with the three major U.S. credit reporting agencies and Experian-Scorex for scoring and optimization projects.

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

Scoring Solutions

In this segment, we compete with both outside suppliers and in-house analytics and computer systems departments for scoring business. Major competitors among outside suppliers of scoring models include the three major credit reporting agencies in the U.S. and Canada, which are also our partners in offering our scoring solutions; Experian and Experian-Scorex (U.S. partner), TransUnion and TransUnion International, Equifax, VantageScore (a joint partnership established by the major U.S. credit reporting agencies), CRIF and other credit reporting agencies outside the United States; and other data providers like LexisNexis and ChoicePoint, some of which also represent Fair Isaac partners.

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including financial services, insurance, retail, telecommunications, healthcare, pharmaceuticals and governmental agencies. During fiscal 2007, end users of our products included 90 of the 100 largest financial institutions in the United States; approximately two-thirds of the largest 100 banks in the world; and the 100 largest U.S. credit card issuers. Our clients also include more than 300 insurers and healthcare payers, including the top 10 U.S. property and casualty insurers; more than 100 retailers and general merchandisers, including about half of the top 50 U.S. retailers; more than 100 government or public agencies; more than 100 telecommunications providers, including seven of the top ten global providers; and more than 150 healthcare and pharmaceuticals companies, including eight of the world’s top ten pharmaceuticals companies. Nine of the top ten companies on the 2007 Fortune 500 list use Fair Isaac’s solutions.

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

During fiscal 2007, 2006 and 2005, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 19%, 18% and 17% of our total revenues, respectively.

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

Our largest market segments outside the United States are the United Kingdom and Canada. In addition, we have delivered products to users in over 80 countries.

Revenues from international customers, including end users and resellers, amounted to 29%, 28% and 25% of our total revenues in fiscal 2007, 2006 and 2005, respectively. See Note 17 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

In 2007, we began the development of an integrated technical architecture for Enterprise Decision Management, which will ensure interoperability across Fair Isaac systems. Our intention is to bring greater flexibility, higher analytic performance and better decisions across the lifecycle. Building on Fair Isaac’s broad and deep experience in developing EDM applications, the architecture is service-oriented, designed for easy standards-based integration with our clients’ core systems and will support and deliver ever more powerful analytics that operate both within specific stages of the customer lifecycle and across them. This EDM architecture will contain capabilities from existing Fair Isaac products, from new and existing components and from third-party providers. Over the next three years, we will develop the architecture’s components while simultaneously migrating our software products onto the architecture. This migration will take the form of successive product releases that also provide immediate client value through added functionality.

The technologies listed below are all supported by the EDM architecture, which will create tighter integration between our Strategy Machine solutions, as well as our Analytic Software Tools.

Principal Areas of Expertise

Predictive Modeling.  Predictive modeling identifies and mathematically represents underlying relationships in historical data in order to explain the data and make predictions or classifications about future events. Our models summarize large quantities of data to amplify its value. Predictive models typically analyze current and historical data on individuals to produce easily understood metrics such as scores. These scores rank-order individuals by likely future performance, e.g., their likelihood of making credit payments on time, or of responding to a particular offer for services. We also include in this category models that detect the likelihood of a transaction being fraudulent. Our predictive models are frequently operationalized in mission-critical transactional systems and drive decisions and actions in near real time. A number of analytic methodologies underlie our products in this area. These include proprietary applications of both linear and nonlinear mathematical programming algorithms, in which one objective is optimized within a set of constraints, and advanced “neural” systems, which learn complex patterns from large data sets to predict the probability that a new individual will exhibit certain behaviors of business interest. We also apply various related statistical techniques for analysis and pattern detection within large datasets. For example, we recently developed PeacockTM, a technology, which can analyze large-scale purchase transaction data to reveal product relationships, purchase patterns and sequences.

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

Transaction Profiling.  Transaction profiling is a patent-protected technique used to extract meaningful information and reduce the complexity of transaction data used in modeling. Many of our products operate using transactional data, such as credit card purchase transactions, or other types of data that change over time. In its raw form, this data is very difficult to use in predictive models for several reasons: First, an isolated transaction contains very little information about the behavior of the individual who generated the transaction. In addition, transaction patterns change rapidly over time. Finally, this type of data can often be highly complex. To overcome these issues, we have developed a set of proprietary techniques that transform raw transactional data into a mathematical representation that reveals latent information, and which make the data more usable by predictive models. This profiling technology accumulates data across multiple transactions of many types to create and update profiles of transaction patterns. These profiles enable our neural network models to efficiently and effectively make accurate assessments of, for example, fraud risk and credit risk within real-time transaction streams.

Customer Data Integration.  Decisions made on customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. We have focused on developing data integration processes that are able to assemble and integrate those disparate data sources into a unified view of the customer or household, through the application of persistent keying technology.

Decision Management Software.  In order to make a decision strategy operational, the various steps and rules need to be programmed or exported into the business’ software infrastructure, where it can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and business rules management systems, that perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, business user definition of extremely complex decision strategies using graphic user interfaces; simultaneous testing of hundreds of decision strategies in “champion/challenger” (test/control) mode; high-volume processing and analysis of transactions in real time; integration of multiple data sources; and execution of predictive models for improved behavior forecasts and finer segmentation. Decision management software is an integral part of our Strategy Machine solutions, described earlier.

Research and Development Activities

Our research and development expenses were $70.6 million, $85.0 million and $81.3 million in fiscal 2007, 2006 and 2005, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

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

We retain the title to and protect the suite of models and software used to develop scoring models as a trade secret. We also restrict access to our source code and limit access to and distribution of our software, documentation and other proprietary information. We have generally relied upon the laws protecting trade secrets and upon contractual nondisclosure safeguards and restrictions on transferability to protect our software and proprietary interests in our product and service methodology and know-how. Our confidentiality procedures include invention assignment and proprietary information agreements with our employees and independent contractors, and nondisclosure agreements with our distributors, strategic partners and customers. We also claim copyright protection for certain proprietary software and documentation.

We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 50 U.S. and 11 foreign patents with 146 applications pending.

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

We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 41 trademarks registered in the U.S. and select foreign countries.

PERSONNEL

As of September 30, 2007, we employed 2,824 persons worldwide. Of these, 444 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, 382 full-time employees were located in our San Rafael, California office, 408 full-time employees were located in our San Diego, California office, 250 full-time employees were located in our India-based office and 235 full-time employees were located in our United Kingdom-based offices. None of our employees is covered by a collective bargaining agreement, and no work stoppages have been experienced.

Information regarding our officers is included in “Executive Officers of the Registrant” at the end of Part I of this report.

Item 1A.	Risk Factors

Risks Related to Our Business

We have expanded the pursuit of our EDM strategy, and we may not be successful, which could cause our growth prospects and results of operations to suffer.

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

In mid-2006, we restructured the method by which we sell our products and services, and if this sales strategy is not successful, our business will be harmed.

We previously sold our products and services in a product-focused manner. As part of our expanded EDM strategy, in mid-2006, we changed our sales model to sell our products and services using a client-centric approach which focuses on delivering complete solutions involving multiple products or suites of products for our customers through various means, including the use of client teams called Integrated Client Networks (or “ICNs”) that focus on customers by vertical market and geography, and the use of an integrated consulting and sales approach. If our employees are not able to adjust rapidly enough to this ICN approach, then we may be unable to maintain or increase our revenues. Further, there can be no assurance that our customers and potential customers will react positively to EDM or this new selling approach and, as a result, that we will continue to maintain or increase revenues. If revenues eventually increase as a result of this change, there is no assurance that any increase will occur as quickly as we might anticipate.

We derive a substantial portion of our revenues from a small number of products and services, and if the market does not continue to accept these products and services, our revenues will decline.

As we implement our EDM strategy, we expect that revenues derived from our scoring solutions, account management solutions, fraud solutions, originations, collections and insurance solutions products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

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

We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. We are also currently involved in litigation with TransUnion, Equifax and Experian arising from their development and marketing of a credit scoring product competitive with our products. We have asserted various claims, including unfair competition, antitrust, and trade secret misappropriation against each of the credit reporting agencies and their collective joint venture entity, VantageScore, LLC. This litigation could have a material adverse effect on our relationship with one or more of the major credit reporting agencies, or with major customers.

The loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with one of the major credit reporting agencies with respect to their distribution of our products or with respect to our myFICO® offerings, the loss of or a significant change in a relationship with a significant third-

party distributor or the delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.

We rely on relationships with third parties for marketing, distribution and certain services. If we experience difficulties in these relationships, our future revenues may be adversely affected.

Our Scoring Solutions segment and Strategy Machine Solutions segment rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scoring Solutions segment relies on, among others, TransUnion, Equifax and Experian. Failure of our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future either by developing competitive products themselves or by distributing competitive offerings. For example, TransUnion, Equifax and Experian have developed a credit scoring product to compete directly with our products and are collectively attempting to sell the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.

If we do not engage in acquisition activity to the extent we have in the past, we may be unable to increase our revenues at historical growth rates.

Our historical revenue growth has been augmented by numerous acquisitions, and we anticipate that acquisitions may continue to be an important part of our revenue growth. Our future revenue growth rate may decline if we do not make acquisitions of similar size and at a comparable rate as in the past.

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

We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses, which may include:

•	failure to achieve the financial and strategic goals for the acquired and combined business;

•	overpayment for the acquired companies or assets;

•	difficulty assimilating the operations and personnel of the acquired businesses;

•	product liability and other exposure associated with acquired businesses or the sale of their products;

•	disruption of our ongoing business;

•	dilution of our existing stockholders and earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	retention of key personnel;

•	distraction of management from our ongoing business; and

•	impairment of relationships with employees and customers as a result of integration of new management personnel.

We have also divested ourselves of businesses in the past and may do so again in the future. Any divestitures will be accompanied by the risks commonly encountered in the sale of businesses, which may include:

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

Our products have long and variable sales cycles. If we do not accurately predict these cycles, we may not forecast our financial results accurately, and our stock price could be adversely affected.

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

We typically have revenue-generating transactions concentrated in the final weeks of a quarter, which may prevent accurate forecasting of our financial results and cause our stock price to decline.

Large portions of our software license agreements are consummated in the weeks immediately preceding quarter end. Before these agreements are consummated, we create and rely on forecasted revenues for planning, modeling and earnings guidance. Forecasts, however, are only estimates and actual results may vary for a particular quarter or longer periods of time. Consequently, significant discrepancies between actual and forecasted results could limit our ability to plan, budget or provide accurate guidance, which could adversely affect our stock price. Any publicly-stated revenue or earnings projections are subject to this risk.

The failure to recruit and retain additional qualified personnel could hinder our ability to successfully manage our business.

Our EDM strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the United States. Limitations imposed by immigration laws in the United States and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. Nonappreciation in the value of our stock may adversely affect our ability to use equity and equity based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

The failure to obtain certain forms of model construction data from our customers or others could harm our business.

We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances provide us with the data we require to analyze transactions, report results and build new models. Our EDM strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers, we could lose access to required data and our products, and the development of new products might become less effective. In addition, certain of our insurance solutions products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have asserted copyright interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

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

We expect that products in the industry segments in which we compete, including software products, will increasingly be subject to claims of patent and other intellectual property infringement as the number of products and competitors in our industry segments grow. We may need to defend claims that our products infringe intellectual property rights, and as a result we may:

•	incur significant defense costs or substantial damages;

•	be required to cease the use or sale of infringing products;

•	expend significant resources to develop or license a substitute noninfringing technology;

•	discontinue the use of some technology; or

•	be required to obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available or might require substantial royalties or license fees that would reduce our margins.

Breaches of security, or the perception that e-commerce is not secure, could harm our business.

Our business requires the appropriate and secure utilization of consumer and other sensitive information. Internet-based electronic commerce requires the secure transmission of confidential information over public networks, and several of our products are accessed through the Internet, including our consumer services accessible through the www.myfico.com website. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access our net-sourced products, consumer services and proprietary database information.

Protection from system interruptions is important to our business. If we experience a sustained interruption of our telecommunication systems, it could harm our business.

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

We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing credit card fraud, such as credit cards that contain the cardholder’s photograph, smart cards, cardholder verification and authentication solutions and other card authorization techniques. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do, and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. For example, TransUnion, Equifax and Experian have formed an alliance that has developed a credit scoring product competitive with our products. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.

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

Legislation that is enacted by the U.S. Congress, the states, Canadian provinces, and other countries, and government regulations that apply to us or to our customers may expose us to liability, affect our ability to compete in certain markets, limit the profitability of or demand for our products, or render our products obsolete. If these laws and regulations require us to change our current products and services, it could adversely affect our business and results of operations.

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

•	Use of data by creditors and consumer reporting agencies. Examples in the U.S. include the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations and studies mandated by FACTA, under consideration;

•	Laws and regulations that limit the use of credit scoring models such as state “mortgage trigger” laws, state “inquiries” laws, state insurance restrictions on the use of credit based insurance scores, and the Consumer Credit Directive in the European Union.

•	Fair lending practices, such as the Equal Credit Opportunity Act (“ECOA”) and Regulation B.

•	Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”); FACTA; the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”); identity theft, file freezing, security breach notification and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act; and

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification.

In making credit evaluations of consumers, or in performing fraud screening or user authentication, our customers are subject to requirements of multiple jurisdictions, which may impose onerous and contradictory requirements. Privacy legislation such as GLBA or the European Union’s Privacy Directive may also affect the nature and extent of the products or services that we can provide to customers, as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. These regulations and amendments to them could affect the demand for or profitability of some of our products, including scoring and consumer products. New regulations pertaining to financial institutions could cause them to pursue new strategies, reducing the demand for our products. In addition, legislative reforms of workers’ compensation laws that aim to simplify this area of regulation and curb abuses could diminish the need for, and the benefits provided by, certain of our insurance solutions products and services.

Our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries. If any of our clients’ industries experiences a downturn, it could harm our business, financial condition or results of operations.

During fiscal 2007, 74% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our business, financial condition or results of operations. While the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have merged and consolidated in recent years, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. There can be no assurance that we will be able effectively to promote future revenue growth in our businesses.

While we are expanding our sales of consumer credit, financial services and insurance products and services into international markets, the risks are greater as we are less well-known, and some of these markets are in their infancy.

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

A growing portion of our revenues is derived from international sales. During fiscal 2007, 29% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Our antitakeover defenses could make it difficult for another company to acquire control of Fair Isaac, thereby limiting the demand for our securities by certain types of purchasers or the price investors are willing to pay for our stock.

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

Our leased properties include:

•	approximately 243,000 square feet of office, data center, and data processing space in Arden Hills and Minneapolis, Minnesota, in six buildings under leases expiring in 2011 or later; 66,000 square feet of this space is subleased to a third party;

•	approximately 245,000 square feet of office space in San Rafael, California in two buildings under leases expiring in 2012 or later; 47,000 square feet of this space is subleased to a third party;

•	approximately 130,000 square feet of office space in San Diego, California in one building under a lease expiring in 2010; and

•	an aggregate of approximately 518,000 square feet of office and data center space in; Arlington, VA; Atlanta, GA; Austin, TX; Bangalore, India; Beijing, China; Birmingham, United Kingdom; Boston, MA; Chicago, IL; Coppell, TX; Cranbury, NJ; Davis, CA; Emeryville, CA; Hong Kong, China; Gauteng, Malaysia; Indianapolis, IN; Irvine, CA; London, United Kingdom; Madrid, Spain; Melbourne, Australia; New Castle, DE; New York, NY; Norcross, GA; Oakbrook Terrace, IL; San Jose, CA; Sao Paulo, Brazil; Sarasota, FL; Seoul, Korea; Shanghai, China; Sherborn, MA; Singapore, Singapore; Sydney, Australia; Tokyo, Japan; Toronto, Canada; Tulsa, OK; Wellsbourne, United Kingdom; Westminster, CO; and White Marsh, MD.

See Note 18 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3.	Legal Proceedings

We were a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., filed in the U.S. District Court for the Northern District of Georgia. The plaintiff claimed that the defendants jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. On June 13, 2007, the Court granted final approval of a settlement agreed to by the parties and directed that final judgment be entered. An appeal was filed on July 11, 2007. The appeal was dismissed, and the settlement agreement is final.

We were a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which was filed in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myfico.com website. This matter was covered by the settlement agreement in the Robbie Hillis lawsuit, as described above.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers are as follows:

Name	Positions Held	Age

Mark N. Greene	February 2007-present, Chief Executive Officer of the Company. 1995-2007, various executive positions at IBM Corporation including Vice President, Financial Services-Sales and Distribution, General Manager, Global Banking Industry-Sales and Distribution, Vice President, Financial Services Strategy and Solutions-Sales and Distribution, Vice President, SecureWay-Software Group, and Vice President, Electronic Commerce-Software Group. 1993-1994, Vice President and Practice Area Leader-Capital Markets, Technology Solutions Company. 1989-1992, Senior Vice President, Trading Products and Consulting, Berkeley Investment Technologies. 1987-1989, Director, Fixed Income Products, CitiCorp. 1982-1986, various positions at the Federal Reserve Board.	53
Michael H. Campbell	August 2007-present, Executive Vice President, Chief Operating Officer of the Company. July 2006-July 2007, Vice President — ICN Leader — Financial Services of the Company. April 2005-July 2006, Vice President, Chief Operating Officer, Products of the Company. 2003-2005, CEO of TempoSoft, Inc. 1999-2001, held a variety of senior management positions at SAP America, Inc., including Senior Vice President, Solutions and Marketing Organization, Senior Vice President, Solutions Management Organization, and Senior Vice President, Professional Services Organization. 1989-1999, CEO and Chairman, Campbell Software, Inc. Earlier, he was co-founder of General Optimization, Inc., an optimization software developer.	46

Name	Positions Held	Age

Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	40
Andrew N. Jennings	October 2007--present, Senior Vice President, Chief Research Officer of the Company. May 2007--September 2007, Vice President, Analytic Research and Development of the Company. May 2006 — May 2007, Vice President, EDM Applications of the Company. October 1994 — May 2006, various senior management positions of the Company including Vice President of International Operations, Vice President European Operations, Vice President Analytic, Customer Management and Collections Business units. 1991-1994, Head of Credit Risk Management, Abbey National plc. 1987 — 1991, Head of Credit Risk, Barclaycard, Barclays Bank plc. 1980 — 1987, Lecturer Economic and Econometrics University of Nottingham.	52
Bernhard Nann	August 2007-present, Senior Vice President, Chief Technology Officer of the Company. March 2007-July 2007, Vice President, Chief Technology Officer of the Company. May 2006-February 2007, Vice President, Product Development, Product Services, ASP Operations and Technology Solutions and Infrastructure of the Company. July 2003-April 2006, variety of senior management positions with the Company including positions in Mortgage Solutions, Collections and Recovery, Customer Management, and Bill Review Services. 1995-June 2003, CEO and co-founder of Narex Inc. (acquired by Fair Isaac). January 1990-January 1996, various management positions at TRW, Inc., including Director of International Operations.	45
Charles M. Osborne	August 2007-present, Executive Vice President, Chief Financial Officer of the Company. March 2007-July 2007, Vice President, Chief Financial Officer of the Company. November 2006-February 2007, Interim Chief Executive Officer and Vice President, Chief Financial Officer of the Company. May 2004-November 2006, Vice President, Chief Financial Officer of the Company. 1999-2003, partner and investor, Gateway Alliance venture capital partnership. July-December 2000, Executive Vice President and CFO, 21 North Main, Inc. March 2000-present, Interim CFO and Vice President, Finance, University of Minnesota Foundation. 1998-2000, various executive positions with McLeod USA/Ovation Communications, including Vice President, Corporate, General Manager and Chief Financial Officer. April 1997-May 1998, President and Chief Operating Officer, Graco Inc. 1981-1997, various senior financial executive positions with Deluxe Corporation, including Senior Vice President and CFO and Vice President, Finance. 1975-1981, various accounting positions with Deloitte & Touche LLP.	54
Michael J. Pung	August 2004-present, Vice President, Finance of the Company. 2000-August 2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	44
Mark R. Scadina	June 2007-present, Senior Vice President and General Counsel and Corp Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary of Liberate Technologies, Inc. 1999-2003, various senior positions including Vice President and General Counsel of Intertrust Technologies Corporation. 1994-1999, Associate at Pennie and Edmonds LLP.	38

Name	Positions Held	Age

Tracey H. Stout	September 2007-present, Senior Vice President and Chief Marketing Officer of the Company. 2003-2007, Vice President, Worldwide Marketing at Autodesk, Inc. 1996-2002, executive positions at Sun Microsystems Computer Company including Vice President, Marketing Java and KML Software and Vice President, Worldwide Brand Marketing. 1992-1996, Vice President, Account Director at Saatchi and Saatchi Advertising. 1981-1991, various Account Management positions at McCann-Erickson, Knoth & Meads Advertising, and Batten, Barton, Durstine & Osborn.	50

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol: FIC. According to records of our transfer agent, at September 30, 2007, we had 495 shareholders of record of our common stock.

The following table shows the high and low closing prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low

Fiscal 2006
October 1 — December 31, 2005	$48.21	$40.21
January 1 — March 31, 2006	$47.77	$38.77
April 1 — June 30, 2006	$41.11	$34.30
July 1 — September 30, 2006	$37.20	$33.25
Fiscal 2007
October 1 — December 31, 2006	$42.97	$35.61
January 1 — March 31, 2007	$41.84	$37.45
April 1 — June 30, 2007	$40.83	$34.98
July 1 — September 30, 2007	$40.60	$35.33

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each quarter of fiscal 2007, 2006 and 2005. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum Dollar Value
			Shares Purchased as	of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs

July 1, 2007 through July 31, 2007	316,500	$39.29	316,500	$205,455,495
August 1, 2007 through August 31, 2007	2,391,750	$37.12	2,391,750	$116,679,052
September 1, 2007 through September 30, 2007	1,802,900	$37.42	1,802,900	$49,210,929

	4,511,150	$37.39	4,511,150	$49,210,929

(1)	In November 2007, our Board of Directors approved a new common stock repurchase program that replaces our previous program and allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

Performance Graph

The follow graph shows the total stockholder return of an investment of $100 in cash on September 30, 2002, in (a) the Company’s Common Stock, (b) the Research Data Group Inc. indices for the Standard & Poor’s 500 Stocks (U.S. Companies), and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. These indices relate only to stock prices and do not purport to afford direct comparison of the business or financial performance of the companies. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Fair Issac Corporation, The S&P 500 Index
And the S&P Application Software Index

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

We acquired NAREX Inc. (“NAREX”) in July 2003, Diversified HealthCare Services, Inc. (“Diversified HealthCare Services”) in September 2003, Seurat Company (“Seurat”) in October 2003, London Bridge Software Holdings plc (“London Bridge”) in May 2004, Braun Consulting, Inc. (“Braun”) in November 2004 and RulesPower, Inc. (“RulesPower”) in September 2005. Results of operations from these acquisitions are included prospectively from the date of each acquisition. As a result of these acquisitions, the comparability of the data below is impacted.

	Fiscal Years Ended September 30,
	2007(1)(2)	2006(1)(3)	2005	2004(4)	2003
		(In thousands, except per share data)

Revenues	$822,236	$825,365	$798,671	$706,206	$629,295
Operating income	148,474	152,723	193,011	179,866	174,194
Income before income taxes	149,662	159,192	194,088	168,815	172,140
Net income	104,650	103,486	134,548	102,788	107,157
Earnings per share:
Basic	$1.87	$1.63	$2.02	$1.47	$1.48
Diluted	$1.82	$1.59	$1.86	$1.31	$1.40
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	At September 30,
	2007	2006	2005	2004	2003
	(In thousands)

Working capital (deficit)	$(103,173)	$(123,719)	$274,523	$345,785	$569,510
Total assets	1,275,771	1,321,205	1,351,061	1,444,779	1,495,173
Senior convertible notes	390,963	400,000	400,000	400,000	400,000
Convertible subordinated notes, net of discount	—	—	—	—	141,364
Revolving line of credit	170,000	—	—	—	—
Stockholders’ equity	566,314	770,028	805,094	916,471	849,542

(1)	Results of operations for fiscal 2007 and 2006 include pre-tax share-based compensation expense of $36.3 million and $42.1 million respectively, after our adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on October 1, 2005.

(2)	Results of operations for fiscal 2007 include pre-tax charges of $2.5 million in restructuring and acquisition-related expenses and a $1.5 million gain on the sale of product line assets.

(3)	Results of operations for fiscal 2006 include $19.7 million in restructuring and other acquisition related pre-tax charges.

(4)	Results of operations for fiscal 2004 include an $11.1 million pre-tax loss on redemption of our convertible subordinated notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

We are a leader in Enterprise Decision Management (“EDM”) solutions that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics and decision management systems power hundreds of billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations, pharmaceutical and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.

Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the year ended September 30, 2007, 74% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications, retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 75% of our revenues during fiscal 2007 were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

Within a number of our sectors there has been a sizable amount of industry consolidation. In addition, many of our sectors are experiencing increased levels of competition. As a result of these factors, we believe that future revenues in particular sectors may decline. However, due to the long-term customer arrangements we have with many of our customers, the near-term impact of these declines may be more limited in certain sectors.

One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements; (ii) additional or expanded business from renewals of contracts; and (iii) to a lesser extent, previous customers that have attrited and been resold only as a result of a significant sales effort. In the fourth quarter of fiscal 2007, we achieved bookings of $94.5 million, including five deals with bookings values of $3.0 million or more. In comparison, bookings in the fourth quarter of fiscal 2006 were $112.6 million, including nine deals with bookings values of $3.0 million or more.

Management regards the volume of bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Item 1A “Risk Factors”, above, concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed noncancelable terms, some of our contracts are terminable by the client on short notice or without notice.

Accordingly, we do not believe it is appropriate to characterize all of our bookings as backlog that will generate future revenue.

Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $240.5 million, $230.2 million and $201.5 million in fiscal 2007, 2006 and 2005, respectively, representing 29%, 28% and 25% of total consolidated revenues in each of these years. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.

In March 2007, we sold the assets and products associated with our mortgage banking solutions product line, which was included in the Strategy Machines Solutions segment, for $15.8 million in cash. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the product line that was not deductible for income tax purposes. For fiscal 2007 and 2006, we recorded revenues from the mortgage banking solutions product line of $7.7 million and $19.9 million, respectively. The earnings contribution from the mortgage banking solutions product line was not significant to our fiscal 2007 or fiscal 2006 results of operations.

Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2007, 2006 and 2005 are set forth in Note 17 to the accompanying consolidated financial statements.

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated.

				Period-to-Period
				Change
	Revenues			2007	2006
	Fiscal Year			to	to
Segment	2007	2006	2005	2006	2005
	(In thousands)			(In thousands)

Strategy Machine Solutions	$439,273	$453,232	$449,139	$(13,959)	$4,093
Scoring Solutions	180,444	177,152	167,270	3,292	9,882
Professional Services	151,086	149,250	134,231	1,836	15,019
Analytic Software Tools	51,433	45,731	48,031	5,702	(2,300)

Total Revenues	$822,236	$825,365	$798,671	(3,129)	26,694

				Period-to-Period
				Percentage
				Change
	Percentage of Revenues			2007	2006
	Fiscal Year			to	to
Segment	2007	2006	2005	2006	2005

Strategy Machine Solutions	54%	55%	56%	(3)%	1%
Scoring Solutions	22%	21%	21%	2%	6%
Professional Services	18%	18%	17%	1%	11%
Analytic Software Tools	6%	6%	6%	12%	(5)%

Total Revenues	100%	100%	100%	—	3%

Fiscal 2007 Revenues Compared to Fiscal 2006 Revenues

Strategy Machine Solutions segment revenues decreased $14.0 million due partially to the sale of our mortgage banking solutions product line, which resulted in a $10.9 million decline in segment revenues. In addition, segment revenues declined due to a $5.5 million decrease in revenues from our customer management solutions, a $5.5 million decrease in revenues from our originations solutions, a $4.0 million decrease in revenues from our insurance and healthcare solutions and a $0.5 million decrease in revenues from our other strategy machine solutions. The revenue decrease was partially offset by a $9.5 million increase in revenues from our collection and recovery solutions, a $1.6 million increase in revenues from our consumer solutions and a $1.3 million increase in revenues from our fraud solutions.

The decrease in customer management solutions revenues was the result of a decline in transactional-based revenues due to the loss of volumes from a significant customer, which resulted from industry consolidation. The decrease in originations solutions revenues was the result of a decline in transactional-based revenues, unfavorable pricing on a renewed customer contract and, to a lesser extent, a reduction in sales of software licenses. The decrease in insurance and healthcare solutions revenues was attributable primarily to a decline in bill review volumes associated with our existing customer base and loss of customer accounts. The increase in collections and recovery solutions revenues was attributable primarily to several large license sales and increased volumes associated with transactional-based agreements. The large license sales resulted from successful international sales efforts. The increase in consumer solutions revenues was attributable to increases in revenues derived from myfico.com and our strategic alliance partners. The increase in fraud solutions revenues was attributable primarily due to increased volumes associated with transactional-based agreements. However, we have experienced a delay in a product upgrade, which impacted current year bookings and revenues and may continue to impact fraud solutions bookings and revenues in future periods.

Scoring Solutions segment revenues increased $3.3 million primarily due an increase in revenues derived from risk scoring services at the credit reporting agencies. We also had an increase in revenues derived from our FICO® Expansion® score product, which provides scores on U.S. consumers who do not have traditional FICO® scores because they do not have a sufficient number of credit accounts being reported to the credit reporting agencies. The revenue increase was partially offset by a decline in revenues derived from our own prescreening and account management services sold directly to users, which resulted from increased pricing pressures and an unfavorable impact on pricing from the merger of two customers. We expect that continued pricing and competitive pressures will adversely affect segment revenues in fiscal 2008.

During fiscal 2007 and 2006, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Professional Services segment revenues increased $1.8 million from consulting and implementation services for customer management products, for services to develop predictive models for a large customer and implementation services for Blaze Advisor. The increase was partially offset by a decline in implementation services for our collection and recovery products and fraud products and a decline in industry consulting services. The decline in implementation services for fraud products was partially the result of a delay in a product upgrade.

Analytic Software Tools segment revenues increased $5.7 million primarily due to an increase in sales of perpetual and term licenses of Blaze Advisor and to a lesser extent sales of Model Builder software applications. This increase reflects a larger number of Blaze Advisor license sales that exceeded $1.0 million in the United States and EMEA region. The increase in revenues was also partially the result of higher maintenance revenues, which resulted from the overall growth in our installed base of Blaze Advisor.

Fiscal 2006 Revenues Compared to Fiscal 2005 Revenues

Strategy Machine Solutions segment revenues increased $4.1 million due to a $12.9 million increase in revenues from our fraud solutions, a $8.9 million increase in revenues from our consumer solutions, a $5.2 million increase in revenues from our collections and recovery solutions, and a $2.2 million increase in revenues from our other strategy machine solutions, partially offset by a $16.5 million decrease in revenues from our marketing solutions and a $8.6 million decrease in revenues from our insurance and healthcare solutions.

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

Scoring Solutions segment revenues increased $9.9 million primarily due to an increase in revenues derived from risk scoring services at the credit reporting agencies, resulting from increased sales of scores for prescreening activities, and an increase in revenues derived from our own prescreening services directly to users. We also achieved increased revenues from our FICO expansion score product.

During fiscal 2006 and 2005, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% and 17%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Professional Services segment revenues increased $15.0 million from industry consulting services, implementation services for our Blaze Advisor products and predictive modeling services. The increase in industry consulting services revenue resulted from initiatives to expand our professional service offerings into additional industry markets.

Analytic Software Tools segment revenues decreased $2.3 million primarily due to a decline in sales of perpetual licenses of Blaze Advisor. This decline reflects the timing of Blaze Advisor sales, which includes large individual contracts. The decline in revenues was partially offset by higher maintenance revenues and an increase in sales of Model Builder software applications.

Operating Expenses and Other Income (Expense)

The following tables set forth certain summary information related to our statements of income for the fiscal years indicated.

				Period-to-Period
				Change
				2007	2006
	Fiscal Year			to	to
	2007	2006	2005	2006	2005
	(In thousands)			(In thousands)

Revenues	$822,236	$825,365	$798,671	$(3,129)	$26,694

Operating expenses:
Cost of revenues	293,482	281,977	275,065	11,505	6,912
Research and development	70,599	84,967	81,295	(14,368)	3,672
Selling, general and administrative	285,541	260,845	223,400	24,696	37,445
Amortization of intangible assets	23,226	25,191	25,900	(1,965)	(709)
Restructuring and acquisition-related	2,455	19,662	—	(17,207)	19,662
Gain on sale of product line assets	(1,541)	—	—	(1,541)	—

Total operating expenses	673,762	672,642	605,660	1,120	66,982

Operating income	148,474	152,723	193,011	(4,249)	(40,288)
Interest income	13,527	15,248	8,402	(1,721)	6,846
Interest expense	(12,766)	(8,569)	(8,347)	(4,197)	(222)
Other income (expense), net	427	(210)	1,022	637	(1,232)

Income before income taxes	149,662	159,192	194,088	(9,530)	(34,896)
Provision for income taxes	45,012	55,706	59,540	(10,694)	(3,834)

Net income	$104,650	$103,486	$134,548	1,164	(31,062)

Number of employees at fiscal year end	2,824	2,737	2,796	87	(59)

				Period-to-Period
				Percentage Change
				2007	2006
	Percentage of Revenues Fiscal Year			to	to
	2007	2006	2005	2006	2005

Revenues	100%	100%	100%	—	3%

Operating expenses:
Cost of revenues	35%	34%	35%	4%	3%
Research and development	9%	10%	10%	(17)%	5%
Selling, general and administrative	35%	32%	28%	9%	17%
Amortization of intangible assets	3%	3%	3%	(8)%	(3)%
Restructuring and acquisition-related	—	2%	—	(88)%	—
Gain on sale of product line assets	—	—	—	—	—

Total operating expenses	82%	81%	76%	—	11%

Operating income	18%	19%	24%	(3)%	(21)%
Interest income	2%	2%	1%	(11)%	81%
Interest expense	(2)%	(1)%	(1)%	(49)%	(3)%
Other income (expense), net	—	—	—	—	—

Income before income taxes	18%	20%	24%	(6)%	(18)%
Provision for income taxes	5%	7%	7%	(19)%	(6)%

Net income	13%	13%	17%	1%	(23)%

At the beginning of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this method, results for prior periods have not been restated to include share-based compensation expense for stock options or our Employee Stock Purchase Plan.

In accordance with SFAS No. 123(R), we recorded share-based compensation expense of $36.3 million and $42.1 million in fiscal 2007 and 2006, respectively. In comparison, we recorded share-based compensation expense of $2.9 million during fiscal 2005. Share-based compensation expense was recorded in cost of revenues, research and development, and selling, general and administrative expense.

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

The fiscal 2007 over 2006 increase of $11.5 million in cost of revenues includes a $8.6 million increase in personnel and other labor-related costs, a $2.2 million increase in third-party software and data, a $1.8 million increase in facilities and infrastructure costs, and a $1.1 million net decrease in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in salary and related benefit costs and an increase in outside consultant costs. The increase in third-party software and data costs was due to an increase in consumer solutions costs, which resulted from higher revenues, and a change in product mix. The increase in facilities and infrastructure costs was attributable to an increase in allocated costs associated with an increase in professional services activities.

The fiscal 2006 over 2005 increase of $6.9 million in cost of revenues resulted from a $15.5 million increase in personnel and other labor-related costs, a $2.6 million increase in travel expenses and a $0.6 million increase in other costs. The increase was partially offset by an $8.4 million decrease in facilities and infrastructure costs and a $3.4 million decrease in third-party software and data costs. The increase in personnel and other labor-related costs was attributable partially to a $10.3 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R) and the remaining $5.2 million increase was primarily due to higher outside consultant costs. The increase in travel costs reflects the increase in professional service projects in the current year and associated travel to client locations. The decrease in facilities and infrastructure costs was attributable primarily to a reduction in depreciation expense, lower outside costs for information systems, and because fiscal 2005 included system integration costs associated with our acquisition of London Bridge. The decline in third-party software and data costs was attributable to a decrease in insurance and healthcare solutions costs, which was a result of lower revenues for these products.

In fiscal 2008, we expect that cost of revenues as a percentage of revenues will be consistent with the cost of revenues incurred during fiscal 2007.

Research and Development

Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.

The fiscal 2007 over 2006 decrease of $14.4 million in research and development expenditures was attributable primarily to a decrease in personnel and related costs of $11.1 million, a $2.9 million decrease in facilities and infrastructure costs and a $0.4 million decrease in other costs. The decrease in personnel and related costs was the result of lower salary and benefit costs due to the shift of employees to non-U.S. locations and staff reductions, which occurred in the prior year period. The decrease in facilities and infrastructure costs was attributable to the shift of employees to lower cost non-U.S. locations and a decline in allocated costs due to the staff reduction.

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

In fiscal 2008, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during fiscal 2007.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

The fiscal 2007 over 2006 increase of $24.7 million in selling, general and administrative expenses was attributable to a $9.7 million increase in personnel and other labor-related costs, an $8.7 million increase in legal fees and the settlement of lawsuits associated with our insurance solutions products, a $2.8 million increase in our provision for doubtful accounts receivable and a $3.5 million increase in other expenses. The increase in personnel and labor-related costs resulted primarily from an increase in sales staff and commissions, partially offset by a decline in third party staffing costs and share-based compensation expense. The decline in share-based compensation expense was due to an overall decline in share-based grants and an increase in forfeitures in fiscal 2007. The increase in marketing costs was driven by programs to promote brand awareness and drive sales growth. The increase in the provision for doubtful accounts resulted from an overall increase in accounts receivable and a related shift in aging of balances due to internal process inefficiencies and slower collections associated with certain international clients.

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

In fiscal 2008, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with, or slightly lower than, those incurred during fiscal 2007.

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

The fiscal 2007 over 2006 decline of $2.0 million in amortization expense was attributable to certain intangible assets associated with our fiscal 2002 acquisition of HNC Software Inc., becoming fully amortized during fiscal 2007.

In fiscal 2008, we expect amortization expense will be lower than the amortization expense incurred in 2007 due to intangible assets that were fully amortized during fiscal 2007.

Restructuring and Acquisition-Related Expenses

The following table sets forth certain summary information on restructuring and acquisition-related expenses.

	Fiscal Year
	2007	2006	2005
	(In thousands)

Severance costs	$1,012	$5,198	$—
Vacating excess lease space	1,443	12,954	—
Abandoned acquisition	—	2,184	—
Restructuring plan adjustment-leased space	—	(674)	—

Total restructuring and acquisition related expense	$2,455	$19,662	$—

In fiscal 2007, we recorded a charge of $1.0 million for severance costs associated with the elimination of 13 management positions. In addition, we recorded a charge of $1.4 million to vacate excess leased space located in California and Maryland. Included in the $1.4 million charge was $0.2 million to write off fixed assets that were abandoned as part of this action. The remaining charge of $1.2 million was for future cash lease obligations, net of estimated sublease income. Cash payments for the majority of these costs will be paid in fiscal 2008. We expect these actions to result in annualized savings of approximately $4 million, which represents compensation costs for terminated employees and a reduction in rent expense for the vacated lease space.

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

As a result of vacating excess leased space located in California in fiscal 2006, we incurred a charge of $13.0 million, representing future cash lease obligations, net of estimated sublease income. We expect that the future lease obligations will be paid out over the next four years, which represents the remaining term of the lease.

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

The fiscal 2007 over 2006 decrease of $1.7 million in interest income was attributable to lower average cash and investment balances. The decrease in cash and investment balances resulted principally from cash used to repurchase common stock, partially offset by cash provided by operating activities and proceeds received from the exercise of employee stock options.

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

Interest Expense

Interest expense recorded in fiscal 2007 relates to our 1.5% Senior Convertible Notes (“Senior Notes”), including the amortization of debt issuance costs, and interest associated with borrowings under our revolving credit facility. Interest expense recorded in fiscal 2006 was only related to the Senior Notes. Accordingly, the increase in interest expense of $4.2 million in fiscal 2007 resulted from interest associated with borrowings under our revolving credit facility.

Interest expense recorded in fiscal 2006 relates to our Senior Notes, including the amortization of debt issuance costs, and was consistent with the interest expense related to the Senior Notes recorded by us during fiscal 2005.

Noteholders may require us to repurchase all or part of the Senior Notes as of August 15, 2008. If the noteholders require us to repurchase all or part of these notes, our interest expense may increase substantially.

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

Other income, net was $0.4 million in fiscal 2007, compared with other expense, net of $0.2 million in fiscal 2006. The change was driven by fiscal 2007 dividend income of $1.6 million, a decline in foreign exchange losses of $0.2 million, a $0.5 million loss in fiscal 2007 from the sale of company owned aircraft and gains totaling $0.7 million that were recognized in fiscal 2006 from the disposition of investments.

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

Provision for Income Taxes

Our effective tax rates were 30.1%, 35.0% and 30.7% in fiscal 2007, 2006 and 2005, respectively.

The decrease in our effective tax rate in fiscal 2007 compared with fiscal 2006 was due to the recognition in fiscal 2007 of $8.2 million of tax benefits. The tax benefits included favorable settlements of the fiscal 1998 through 2001 U.S. federal examinations and the fiscal 1999 through 2002 California Franchise Tax Board examinations. Our effective tax rate, however, was adversely impacted by the sale of our mortgage banking solutions product line, due to $3.3 million of goodwill associated with the product line that was not deductible for income tax purposes. These items reduced our effective tax rate in fiscal 2007 by 5.4%. Excluding these tax benefits, the effective tax rate for fiscal 2007 would have been 35.5%. In addition to the tax benefits, our effective tax rate in fiscal 2007 was also affected by the repeal of the Extraterritorial Income Exclusion (“EIE”), which was effective December 31, 2006. The EIE deduction reduced income tax expense by $0.5 million in fiscal 2007 compared with $4.6 million in fiscal 2006.

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

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal years indicated.

						Period-to-Period
						Percentage
				Period-to-Period Change		Change
				2007	2006	2007	2006
	Fiscal Year			to	to	to	to
Segment	2007	2006	2005	2006	2005	2006	2005
	(In thousands)			(In thousands)

Strategy Machine Solutions	$62,205	$85,578	$63,443	$(23,373)	$22,135	(27)%	35%
Scoring Solutions	115,317	112,413	100,520	2,904	11,893	3%	12%
Professional Services	7,056	13,730	18,856	(6,674)	(5,126)	(49)%	(27)%
Analytic Software
Tools	1,071	2,749	13,119	(1,678)	(10,370)	(61)%	(79)%

Segment operating income	185,649	214,470	195,938	(28,821)	18,532	(13)%	9%
Unallocated share-based compensation expense	(36,261)	(42,085)	(2,927)	5,824	(39,158)	14%	—
Unallocated restructuring and acquisition-related expense	(2,455)	(19,662)	—	17,207	(19,662)	88%	—
Unallocated gain on sale of product line assets	1,541	—	—	1,541	—	—	—

Operating income	$148,474	$152,723	$193,011	(4,249)	(40,288)	(3)%	(21)%

The fiscal 2007 over fiscal 2006 decrease of $4.2 million in operating income was attributable to an increase in segment operating expenses, partially offset by the gain recognized on the sale of the mortgage banking solutions product line, lower share-based compensation expense and the impact of restructuring and acquisition-related costs that were recognized in fiscal 2006. At the segment level, the decrease in segment operating income was driven by decreases of $23.4 million, $6.7 million and $1.7 million in segment operating income within our Strategy Machine Solutions, Professional Services and Analytic Software Tools segments, respectively. The decline was partially offset by a $2.9 million increase in segment operating income within our Scoring Solutions segment. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in sales of customer management solutions and originations solutions products and higher operating expenses. The operating expense increase was driven by higher legal fees and settlement costs, an increase in marketing costs and higher third party data and software costs. The decrease in Professional Services segment operating income was the result of higher personnel costs to support increased professional services activities, which more than offset the increase in segment revenues. In our Analytic Software Tools segment, the decrease in segment operating results was due to increased personnel costs, partially offset by an increase in sales of licenses of our EDM products. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, partially offset by higher legal expenses.

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

Capital Resources and Liquidity

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $199.0 million in fiscal 2006 to $179.2 million in fiscal 2007. Operating cash flows were negatively impacted by an increase in trade receivables of $15.8 million and unfavorable working capital changes. The increase in trade receivables resulted from internal process inefficiencies, slower collections associated with certain international clients and longer payment terms on certain customer contracts. Operating cash flows were also negatively impacted by $6.1 million paid for restructuring-related liabilities.

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

Cash Flows from Investing Activities

Net cash provided by investing activities totaled $37.4 million in fiscal 2007, compared to net cash used in investing activities of $17.0 million in fiscal 2006. The change in cash flows from investing activities was primarily attributable to $15.8 million in cash received from the sale of our mortgage banking solutions product line in fiscal

2007, a $40.2 million increase in proceeds from sales and maturities of marketable securities, net of purchases, and an $8.7 million decrease in property and equipment purchases. In addition, cash flows from investing activities also reflect a $10.0 million investment we made in a company that is developing predictive analytics solutions for healthcare providers.

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

Cash Flows from Financing Activities

Net cash used in financing activities totaled $198.7 million in 2007, compared to $190.3 million in fiscal 2006. The increase in cash flows used in financing activities was primarily due to a $194.6 million increase in common stock repurchased and $9.0 million to repurchase Senior Notes. The increase in cash used in financing activities was partially offset by a $170.0 million in cash proceeds received from borrowings under a revolving credit facility, a $19.9 million increase in proceeds from the issuance of common stock under employee stock plans and a $5.5 million increase in excess tax benefits from share-based arrangements. We used cash provided by operations, borrowings under the revolving credit facility and proceeds from stock issued under employee stock plans to fund $451.1 million in common stock repurchased in fiscal 2007.

Net cash used in financing activities totaled $190.3 million in fiscal 2006, compared to $262.0 million in fiscal 2005. The decrease in cash used in financing activities was due to a $72.1 million decline in common stock repurchased. In addition, prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows within our consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the $7.1 million excess tax benefit that is classified as a financing cash inflow on the accompanying consolidated statements of cash flows in fiscal 2006 was classified as an operating cash inflow prior to the adoption of SFAS No. 123(R). The decrease in cash used in financing activities was partially offset by a $7.7 million decline in proceeds from issuances of common stock under employee stock option and purchase plans.

Repurchases of Common Stock

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2007, 2006 and 2005, we expended $451.1 million, $256.5 million and $328.5 million, respectively, in connection with our repurchase of common stock under such programs. In November 2007, our Board of Directors approved a new common stock repurchase program that replaces our previous program and allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million.

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2007, 2006 and 2005. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

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

We may redeem for cash all or part of the Senior Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of the remaining Senior Notes outstanding on August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Notes being repurchased, plus accrued and unpaid interest.

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

The first date noteholders could require us to repurchase the Senior Notes was August 15, 2007. As a result, certain noteholders exercised their repurchase option and we repurchased $9.0 million of the Senior Notes. As of September 30, 2007, $391.0 million of the Senior Notes remain outstanding and are classified as short-term debt in our consolidated balance sheet, because noteholders may require us to repurchase for cash all or part of the Senior Notes on August 15, 2008.

Credit Agreement

In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of September 30, 2007, we had $170.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.9%.

Capital Resources and Liquidity Outlook

As of September 30, 2007, we had $234.4 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $600 million revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any repayment of existing debt, including the possible retirement of our Senior Notes, over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Contractual Obligations

The following is a summary of our contractual obligations at September 30, 2007:

	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Senior Notes(1)	$390,963	$—	$—	$—	$—	$—	$390,963
Revolving line of credit	—	—	—	—	170,000	—	170,000
Operating lease obligations	23,601	22,671	20,852	15,469	11,923	29,143	123,659

Total commitments	$414,564	$22,671	$20,852	$15,469	$181,923	$29,143	$684,622

(1)	$391.0 million represents the aggregate principal amount of the Senior Notes. Our Senior Notes are classified in short-term debt in our consolidated balance sheet at September 30, 2007, because holders may require us to purchase the Senior Notes upon delivery of a written purchase notice on specific dates, the earliest of which is August 2008. Refer to Note 9 to our accompanying consolidated financial statements for more detailed information regarding the Senior Notes.

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

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed or determinable, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance, expiration of the acceptance period, or when we can demonstrate we meet the acceptance criteria.

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

We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2007, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We believe that the assumptions and estimates utilized were appropriate based on the information available to management. The timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

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

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 16 to the accompanying consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, net income and earnings per share.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

In August 2007, the FASB proposed FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between debt (at a discount) and an equity component. The debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted as proposed, this FSP would change the accounting treatment for our Senior Notes, which were issued in August 2003. The new accounting treatment would require us to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. We are in the process of determining the effect the adoption of the proposed FSP will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2007 and 2006:

	September 30, 2007			September 30, 2006
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(In thousands)

Cash and cash equivalents	$95,286	$95,284	4.43%	$75,178	$75,154	2.85%
Short-term investments	125,293	125,327	5.21%	152,446	152,141	4.79%
Long-term investments	7,517	7,530	5.33%	33,306	33,254	5.10%

	$228,096	$228,141	4.89%	$260,930	$260,549	4.27%

We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, including the New Notes issued in the exchange offer completed on March 31, 2005, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2007 and 2006:

	September 30, 2007			September 30, 2006
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)

Senior Notes	$390,963	$390,963	$391,452	$400,000	$400,000	$407,000

We have interest rate risk with respect to our five-year $600 million unsecured revolving credit facility. Interest rates are applied to amounts outstanding under this facility at variable rates based on Federal Funds rate plus 0.50% or LIBOR plus margins that range from 0.30% to 0.55% based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of September 30, 2007 we had $170.0 million of borrowings outstanding on this facility and we had no borrowings outstanding as of September 30, 2006.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2007:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)

Sell foreign currency:
EURO (EUR)	EUR	6,800	$9,659	$—
Japanese Yen (YEN)	YEN	110,000	957	—
Buy foreign currency:
British Pound (GBP)	GBP	1,034	2,100	—

The forward foreign currency contracts were all entered into on September 30, 2007, therefore, the fair value was $0 on that date.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fair Isaac Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 2007. We have also audited the Company’s internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of October 1, 2005.

Minneapolis, Minnesota
November 28, 2007

FAIR ISAAC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In thousands, except par value data)

ASSETS
Current assets:
Cash and cash equivalents	$95,284	$75,154
Marketable securities available for sale, current portion	125,327	152,141
Accounts receivable, net	177,402	165,806
Prepaid expenses and other current assets	24,738	17,998
Deferred income taxes	—	2,211

Total current assets	422,751	413,310
Marketable securities available for sale, less current portion	13,776	38,318
Other investments	12,374	2,161
Property and equipment, net	52,157	56,611
Goodwill	692,922	695,162
Intangible assets, net	62,923	90,900
Deferred income taxes	14,828	20,010
Other assets	4,040	4,733

	$1,275,771	$1,321,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,300	$12,162
Senior convertible notes	390,963	400,000
Accrued compensation and employee benefits	44,202	34,936
Other accrued liabilities	31,887	41,647
Deferred revenue	42,572	48,284

Total current liabilities	525,924	537,029
Revolving line of credit	170,000	—
Other liabilities	13,533	14,148

Total liabilities	709,457	551,177

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 51,064 and 59,369 shares outstanding at September 30, 2007 and 2006, respectively)	511	594
Paid-in-capital	1,097,327	1,073,886
Treasury stock, at cost (37,793 and 29,488 shares at September 30, 2007 and 2006, respectively)	(1,290,393)	(952,979)
Retained earnings	745,054	644,836
Accumulated other comprehensive income	13,815	3,691

Total stockholders’ equity	566,314	770,028

	$1,275,771	$1,321,205

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except per share data)

Revenues	$822,236	$825,365	$798,671

Operating expenses:
Cost of revenues(1)	293,482	281,977	275,065
Research and development	70,599	84,967	81,295
Selling, general and administrative(1)	285,541	260,845	223,400
Amortization of intangible assets(1)	23,226	25,191	25,900
Restructuring and acquisition-related	2,455	19,662	—
Gain on sale of product line assets	(1,541)	—	—

Total operating expenses	673,762	672,642	605,660

Operating income	148,474	152,723	193,011
Interest income	13,527	15,248	8,402
Interest expense	(12,766)	(8,569)	(8,347)
Other income (expense), net	427	(210)	1,022

Income before income taxes	149,662	159,192	194,088
Provision for income taxes	45,012	55,706	59,540

Net income	$104,650	$103,486	$134,548

Earnings per share:
Basic	$1.87	$1.63	$2.02

Diluted	$1.82	$1.59	$1.86

Shares used in computing earnings per share:
Basic	56,054	63,579	66,556

Diluted	57,548	65,125	73,584

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended September 30, 2007, 2006 and 2005

							Accumulated
							Other
	Common Stock						Comprehensive	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	Income
	(In thousands)

Balance at September 30, 2004	69,579	$697	$1,054,437	$(551,977)	$(1,814)	$417,218	$(2,090)	$916,471
Exercise of stock options	3,299	33	(35,145)	98,300	—	—	—	63,188
Tax benefit from exercised stock options	—	—	12,711	—	—	—	—	12,711
Amortization of unearned compensation	—	—	—	—	2,927	—	—	2,927
Options exchanged in Braun acquisition	—	—	2,417	—	(394)	—	—	2,023
Forfeitures of restricted stock and stock options	(13)	—	35	(291)	256	—	—	—
Release of common stock from escrow	(102)	(1)	—	(2,201)	—	—	—	(2,202)
Repurchases of common stock	(9,225)	(94)	—	(328,443)	—	—	—	(328,537)
Issuance of ESPP shares from treasury	298	3	(190)	8,866	—	—	—	8,679
Senior convertible notes exchange offer premium	—	—	1,000	—	—	—	—	1,000
Dividends paid	—	—	—	—	—	(5,316)	—	(5,316)
Stock-based unearned compensation	—	—	2,259	—	(2,259)	—	—	—
Net income	—	—	—	—	—	134,548	—	134,548	$134,548
Unrealized losses on investments, net of tax of $97	—	—	—	—	—	—	(172)	(172)	(172)
Cumulative translation adjustments, net of tax of $134	—	—	—	—	—	—	(226)	(226)	(226)

Balance at September 30, 2005	63,836	638	1,037,524	(775,746)	(1,284)	546,450	(2,488)	805,094	$134,150

Share-based compensation			42,085	—	—	—	—	42,085
Exercise of stock options	2,104	21	(10,993)	65,888	—	—	—	54,916
Tax benefit from exercised stock options	—	—	10,571	—	—	—	—	10,571
Reclassification due to the adoption of SFAS No. 123(R)	—	—	(1,284)	—	1,284	—	—	—
Forfeitures of restricted stock	(22)	—	51	(51)	—	—	—	—
Repurchases of common stock	(6,971)	(69)	—	(256,418)	—	—	—	(256,487)
Issuance of ESPP shares from treasury	300	3	(185)	9,466	—	—	—	9,284
Issuance of restricted stock to employees from treasury	122	1	(3,883)	3,882	—	—	—	—
Dividends paid	—	—	—	—	—	(5,100)	—	(5,100)
Net income	—	—	—	—	—	103,486	—	103,486	$103,486
Unrealized gains on investments, net of tax of $206	—	—	—	—	—	—	368	368	368
Cumulative translation adjustments, net of tax of $3,441	—	—	—	—	—	—	5,811	5,811	5,811

Balance at September 30, 2006	59,369	594	1,073,886	(952,979)	—	644,836	3,691	770,028	$109,665

Share-based compensation			36,261	—	—	—	—	36,261
Exercise of stock options	3,137	31	(29,262)	104,357	—	—	—	75,126
Tax benefit from exercised stock options	—	—	16,684	—	—	—	—	16,684
Forfeitures of restricted stock	(23)	—	732	(732)	—	—	—	—
Repurchases of common stock	(11,716)	(117)	—	(450,971)	—	—	—	(451,088)
Issuance of ESPP shares from treasury	277	3	(328)	9,286	—	—	—	8,961
Issuance of restricted stock to employees from treasury	20	—	(646)	646	—	—	—	—
Dividends paid	—	—	—	—	—	(4,432)	—	(4,432)
Net income	—	—	—	—	—	104,650	—	104,650	$104,650
Unrealized gains on investments, net of tax of $165	—	—	—	—	—	—	261	261	261
Cumulative translation adjustments, net of tax of $6,622	—	—	—	—	—	—	9,863	9,863	9,863

Balance at September 30, 2007	51,064	$511	$1,097,327	$(1,290,393)	$—	$745,054	$13,815	$566,314	$114,774

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$104,650	$103,486	$134,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,224	48,805	51,517
Share-based compensation	36,261	42,085	2,927
Deferred income taxes	3,800	1,125	13,279
Tax benefit from exercised stock options	16,684	10,571	12,711
Excess tax benefits from share-based payment arrangements	(12,623)	(7,094)	—
Net amortization (accretion) of premium (discount) on marketable securities	(1,098)	(110)	420
Provision for doubtful accounts	4,972	2,200	3,691
Gain on sale of product line assets	(1,541)	—	—
Net loss on sales of property and equipment	693	70	71
Changes in operating assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	(15,837)	(9,686)	(7,527)
Prepaid expenses and other assets	(3,400)	4,489	(2,485)
Accounts payable	1,584	126	(1,773)
Accrued compensation and employee benefits	8,864	3,326	(2,395)
Other liabilities	(9,492)	7,686	(8,665)
Deferred revenue	(4,578)	(8,037)	17,763

Net cash provided by operating activities	179,163	199,042	214,082

Cash flows from investing activities:
Purchases of property and equipment	(22,735)	(31,409)	(16,414)
Cash proceeds from sales of property and equipment	566	—	—
Cash proceeds from sales of product line assets	15,758	500	750
Cash paid for acquisitions, net of cash acquired	—	—	(41,312)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	—	—	22,672
Purchases of marketable securities	(180,951)	(176,251)	(241,273)
Proceeds from sales of marketable securities	14,250	53,390	118,472
Proceeds from maturities of marketable securities	220,763	136,743	154,804
Investment in cost-method investees	(10,213)	—	(600)

Net cash provided by (used in) investing activities	37,438	(17,027)	(2,901)

Cash flows from financing activities:
Proceeds from revolving line of credit	170,000	—	—
Payments for repurchases of senior convertible notes	(9,037)	—	—
Debt issuance costs	(858)	—	—
Proceeds from issuances of common stock under employee stock option and purchase plans	84,087	64,200	71,867
Dividends paid	(4,432)	(5,100)	(5,316)
Repurchases of common stock	(451,088)	(256,487)	(328,537)
Excess tax benefits from share-based payment arrangements	12,623	7,094	—

Net cash used in financing activities	(198,705)	(190,293)	(261,986)

Effect of exchange rate changes on cash	2,234	552	(385)

Increase (decrease) in cash and cash equivalents	20,130	(7,726)	(51,190)
Cash and cash equivalents, beginning of year	75,154	82,880	134,070

Cash and cash equivalents, end of year	$95,284	$75,154	$82,880

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $30, $2,378 and $2,951 during the years ended September 30, 2007, 2006 and 2005, respectively	$38,127	$37,586	$23,932
Cash paid for interest	$9,580	$6,000	$6,000

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005

1.	Nature of Business and Summary of Significant Accounting Policies

Fair Isaac Corporation

Incorporated under the laws of the State of Delaware, Fair Isaac Corporation is a provider of analytic, software and data management products and services that enable businesses to automate, improve and connect decisions. Fair Isaac Corporation provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, telecommunications providers, healthcare organizations and government agencies.

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

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, and other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents, marketable security investments are disclosed in Note 4. The fair value of our cost-method investments approximate their recorded value. The fair value of our senior convertible notes is disclosed in Note 9.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are recorded in operations. Depreciation and amortization on property and equipment totaled $27.0 million, $23.6 million and $24.3 million during fiscal 2007, 2006 and 2005, respectively.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We capitalized $0.2 million, $0.8 million and $1.1 million in fiscal 2007, 2006 and 2005, respectively. Amortization expense related to internal-use software was $2.0 million, $2.5 million and $3.0 million in fiscal 2007, 2006 and 2005, respectively.

Capitalized Software Development Costs

All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent direct costs such as coding, debugging and testing are capitalized. Capitalized software development costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Capitalized software development costs were $0, net of accumulated amortization of $3.4 million as of September 30, 2007 and 2006, and are included in other long-term assets in the accompanying consolidated balance sheets. Amortization expense related to capitalized software development costs totaled $0, $0 and $1.3 million during fiscal 2007, 2006 and 2005, respectively.

At each balance sheet date, we compare a product’s unamortized capitalized cost to the product’s estimated net realizable value. To the extent unamortized capitalized costs exceed net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, reductions or write-offs of capitalized software development costs could result. No write-offs were recorded during fiscal 2007, 2006 or 2005.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance, expiration of the acceptance period, or where we can demonstrate we meet the acceptance criteria.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. Results for prior periods have not been restated. See Note 16 for further discussion of the impact of the adoption of SFAS No. 123(R).

Impairment of Long-lived Assets

We assess potential impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived intangible assets were not impaired at September 30, 2007, 2006 or 2005. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $1.2 million, $4.3 million and $5.3 million in fiscal 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

In August 2007, the FASB proposed FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between debt (at a discount) and an equity component. The debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted as proposed, this FSP would change the accounting treatment for our Senior Notes, which were issued in August 2003. The new accounting treatment would require us to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. We are in the process of determining the effect the adoption of the proposed FSP will have on our consolidated financial statements.

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

Braun Consulting, Inc.

On November 10, 2004, we acquired all of the issued and outstanding stock of Braun Consulting, Inc. (“Braun”), a marketing strategy and technology consulting firm, in exchange for cash consideration of $37.1 million and contingent cash consideration of $3.3 million payable to a former Braun shareholder if certain revenue parameters are achieved during either the fiscal year ended September 30, 2005, the two fiscal years ended September 30, 2006, or the three fiscal years ended September 30, 2007. These revenue parameters were not achieved and, accordingly, no contingent cash consideration was paid. The acquisition of Braun was consummated principally to complement our marketing solutions and services related to marketing strategy and customer management technologies, as well as to expand our capabilities in markets targeted for growth, including healthcare, retail and pharmaceuticals. Braun is included in the Professional Services operating segment. The results of operations of Braun have been included in our results prospectively from November 10, 2004.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

3.	Sales of Product Line Assets

In March 2007, we sold the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. The assets sold include accounts receivable, certain identifiable intangible assets and goodwill. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the mortgage banking solutions product line that was not deductible for income tax purposes. We acquired the mortgage banking solutions through our May 2004 acquisition of London Bridge Software Holdings

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

plc (“London Bridge”). The product line sold includes software and e-commerce services used in the origination processing, underwriting, pricing, product definition, closing, secondary marketing, servicing, and default management of mortgage and construction loans, and BridgeLinkTM e-Services for the mortgage industry. Revenues attributable to the mortgage banking solutions product line for the years ended September 30, 2007, 2006 and 2005 were $7.7 million, $19.9 million and $20.5 million, respectively.

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

4.	Cash, Cash Equivalents and Marketable Securities Available for Sale

The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2007 and 2006:

	2007				2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash and Cash Equivalents:
Cash	$50,260	$—	$—	$50,260	$33,944	$—	$—	$33,944
Money market funds	40,029	—	—	40,029	17,045	—	—	17,045
Commercial paper	4,997	—	(2)	4,995	24,189	—	(24)	24,165

	$95,286	$—	$(2)	$95,284	$75,178	$—	$(24)	$75,154

Short-term Marketable Securities:
U.S. government obligations	$93,054	$32	$(5)	$93,081	$105,512	$6	$(211)	$105,307
Corporate debt	32,239	15	(8)	32,246	32,684	—	(100)	32,584
Other debt securities	—	—	—	—	14,250	—	—	14,250

	$125,293	$47	$(13)	$125,327	$152,446	$6	$(311)	$152,141

Long-term Marketable Securities:
U.S. government obligations	$5,999	$13	$—	$6,012	$25,490	$23	$(49)	$25,464
Corporate debt	1,517	—	—	1,517	7,817	6	(32)	7,791
Marketable equity securities	5,581	666	—	6,247	4,894	169	—	5,063

	$13,097	$679	$—	$13,776	$38,201	$198	$(81)	$38,318

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

Short-term marketable securities mature at various dates over the course of the next twelve months. Our long-term U.S. government obligations and corporate debt investments mature at various dates over the next one to three years. During fiscal 2007, 2006 and 2005, we recognized no realized gains or losses on investments.

The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and 2006:

	2007
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Description of Securities
Commercial paper	$4,995	$(2)	$—	$—	$4,995	$(2)
U.S. government obligations	—	—	5,494	(5)	5,494	(5)
Corporate debt	1,982	(3)	3,488	(5)	5,470	(8)

	$6,977	$(5)	$8,982	$(10)	$15,959	$(15)

	2006
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Description of Securities
Commercial paper	$24,165	$(24)	$—	$—	$24,165	$(24)
U.S. government obligations	49,678	(45)	34,678	(215)	84,356	(260)
Corporate debt	20,944	(32)	15,625	(100)	36,569	(132)

	$94,787	$(101)	$50,303	$(315)	$145,090	$(416)

5.	Receivables

Receivables at September 30, 2007 and 2006 consisted of the following:

	2007	2006
	(In thousands)

Billed	$127,965	$118,144
Unbilled	57,506	53,668

	185,471	171,812
Less allowance for doubtful accounts	(8,069)	(6,006)

Receivables, net	$177,402	$165,806

Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During fiscal 2007, 2006 and 2005, we increased our allowance

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

for the provision for doubtful accounts by $5.0 million, $2.2 million and $3.7 million, respectively, recorded an allowance for doubtful accounts on acquired receivables of $0, $0 and $0.5 million, respectively, and wrote off receivables (net of recoveries) of $2.9 million, $3.4 million and $5.7 million, respectively. In addition, we recorded a $5.9 million decrease in the allowance in fiscal 2005 from the completion of the purchase price allocation for the London Bridge acquisition, the disposition of Phoenix and currency translation.

6.	Other Investments

In May 2007, we made a $10 million investment in convertible preferred stock in a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and other healthcare providers. Our interest is accounted for using the cost-method.

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or more frequently if impairment indicators arise. Our other intangible assets have definite lives and are being amortized using the straight-line method or based on the forecasted cash flows associated with the assets over their estimated useful lives.

As prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, we have determined that our reporting units are the same as our reportable segments (see Note 17). We selected the fourth quarter to perform our annual goodwill impairment test, and determined that goodwill was not impaired as of July 1, 2007 and 2006.

Intangible assets that are subject to amortization consisted of the following at September 30, 2007 and 2006:

	2007	2006
	(In thousands)

Completed technology	$74,720	$79,980
Customer contracts and relationships	80,194	85,346
Trade names	8,600	8,600
Foreign currency translation adjustments	4,023	1,458

	167,537	175,384
Less accumulated amortization	(104,614)	(84,484)

	$62,923	$90,900

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income, consisted of the following during fiscal 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Cost of revenues	$13,388	$14,928	$14,815
Selling, general and administrative expenses	9,838	10,263	11,085

	$23,226	$25,191	$25,900

In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2007, was as follows (in thousands):

Fiscal Year

2008	$13,916
2009	12,737
2010	10,431
2011	5,621
2012	5,602
Thereafter	14,616

$62,923

The following table summarizes changes to goodwill during fiscal 2007 and 2006, both in total and as allocated to our operating segments.

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Balance at September 30, 2005	$537,116	$88,254	$12,451	$50,862	$688,683
Purchase accounting adjustments	60	—	—	20	80
Foreign currency translation adjustments	5,373	—	—	1,026	6,399

Balance at September 30, 2006	542,549	88,254	12,451	51,908	695,162
Purchase accounting adjustments	(4,895)	(140)	494	(851)	(5,392)
Disposition of mortgage product line assets	(7,221)	—	—	—	(7,221)
Foreign currency translation adjustments	8,709	—	—	1,664	10,373

Balance at September 30, 2007	$539,142	$88,114	$12,945	$52,721	$692,922

During fiscal 2007, we reduced goodwill related to the London Bridge and HNC Software Inc. acquisition due to the realization of certain deferred tax benefits that had valuation allowances recorded on them and other adjustments to deferred income taxes on acquired entities.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

8.	Composition of Certain Financial Statement Captions

	September 30,
	2007	2006
	(In thousands)

Property and equipment:
Data processing equipment and software	$139,906	$123,692
Office furniture, vehicles and equipment	23,672	28,324
Leasehold improvements	31,667	29,330
Less accumulated depreciation and amortization	(143,088)	(124,735)

	$52,157	$56,611

Other accrued liabilities:
Income taxes payable	$—	$18,498
Other	31,887	23,149

	$31,887	$41,647

9.	Convertible Notes

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

We may redeem for cash all or part of the Senior Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of the remaining Senior Notes outstanding on August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Notes being repurchased, plus accrued and unpaid interest.

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

The first date noteholders could require us to repurchase the Senior Notes was August 15, 2007. As a result, certain noteholders exercised their repurchase option and we repurchased $9.0 million of the Senior Notes. As of September 30, 2007, $391.0 million of the Senior Notes remain outstanding and are classified as short-term debt in our consolidated balance sheet, because noteholders may require us to repurchase for cash all or part of the Senior Notes on August 15, 2008.

The fair value of the Senior Notes at September 30, 2007 and 2006, as determined based upon quoted market prices, was $391.5 million and $407.0 million, respectively.

10.	Credit Agreement

In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

credit facility also contains covenants typical of unsecured facilities. As of September 30, 2007, we had $170.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.9%.

11.	Restructuring and Acquisition-Related Expenses

During fiscal 2007, we vacated excess lease space located in California and Maryland and recorded a lease exit accrual of $1.2 million, representing future cash lease obligations net of estimated sublease income, and a $0.2 million write off of fixed assets abandoned as a part of this action. We also recorded a $1.0 million charge for severance costs associated with the elimination of certain management positions. Cash payments for the majority of these severance costs will be paid in fiscal 2008.

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

During fiscal 2006, we also recorded a $0.5 million gain from past rent paid that was refunded to us from the landlord and we wrote off deferred acquisition costs totaling $2.2 million in connection with abandoned acquisitions, consisting principally of third-party legal, accounting and other professional fees. These amounts are recorded in restructuring and acquisition-related expenses in the accompanying consolidated statements of income, but are not included in the tables below as they do not relate to future cash payments.

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

	Accrual at			Accrual at
	September 30,	Goodwill	Cash	September 30,
	2004	Additions	Payments	2005
	(In thousands)

Facilities charges	$6,439	$5,734	$(5,812)	$6,361
Employee separation	1,171	1,308	(2,479)	—

	7,610	$7,042	$(8,291)	6,361

Less: current portion	(3,994)			(3,721)

Non-current	$3,616			$2,640

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2005	Additions	Payments	Reversals	2006
	(In thousands)

Facilities charges	$6,361	$13,014	$(4,117)	$(164)	$15,094
Employee separation	—	5,138	(5,048)	—	90

	6,361	$18,152	$(9,165)	$(164)	15,184

Less: current portion	(3,721)				(6,161)

Non-current	$2,640				$9,023

	Accrual at			Accrual at
	September 30,	Expense	Cash	September 30,
	2006	Additions	Payments	2007
	(In thousands)

Facilities charges	$15,094	$1,206	$(6,006)	$10,294
Employee separation	90	1,012	(90)	1,012

	15,184	$2,218	$(6,096)	11,306

Less: current portion	(6,161)			(4,051)

Non-current	$9,023			$7,255

12.	Income Taxes

The provision for income taxes was as follows during fiscal 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Current:
Federal	$32,762	$44,832	$40,213
State	4,183	8,346	5,771
Foreign	4,267	1,403	277

	41,212	54,581	46,261

Deferred:
Federal	4,423	2,336	13,396
State	(623)	(1,211)	(117)

	3,800	1,125	13,279

Total provision	$45,012	$55,706	$59,540

The foreign provision was based on foreign pretax earnings (loss) of $2.7 million, $3.8 million and $(9.8) million in fiscal 2007, 2006 and 2005, respectively. Current foreign tax expense related to foreign tax withholding was $2.3 million, $4.1 million and $2.3 million in fiscal year 2007, 2006 and 2005, respectively.

During fiscal 2007, 2006 and 2005, we realized certain tax benefits related to nonqualified and incentive stock options in the amounts of $16.7 million, $10.6 million and $12.7 million, respectively, that were credited directly to paid-in-capital.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

Deferred tax assets and liabilities at September 30, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$26,000	$34,987
Research credit carryforwards	14,039	15,928
Capital loss carryforward	7,358	11,280
Investments	789	2,483
Accrued compensation	4,161	3,088
Share-based compensation	23,686	14,914
Deferred revenue	1,280	3,896
Accrued lease costs	5,000	5,756
Property and equipment	3,872	—
Capitalized research and development	4,133	7,957
Other	10,182	9,871

	100,500	110,160
Less valuation allowance	(23,983)	(26,927)

	76,517	83,233

Deferred tax liabilities:
Intangible assets	(23,579)	(28,576)
Convertible notes	(23,904)	(18,710)
Property and equipment	—	(1,920)
Prepaid expense	(4,132)	(10,597)
Other	(13,062)	(7,311)

	(64,677)	(67,114)

Deferred tax assets, net	$11,840	$16,119

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax asset, net of the existing valuation allowance at September 30, 2007.

For fiscal 2007, the decrease in the valuation allowance was primarily due to a partial utilization of the U.S. Capital Loss carryforward. The remaining valuation allowance is associated with foreign operations and acquired federal and state research and development credits and remaining capital loss carryforwards for which realization also remains uncertain.

For fiscal 2007, the change in the balance of the NOL carryforward was due to utilization. We acquired NOL and research credit carryforwards in connection with our acquisitions of Braun, London Bridge, and HNC in fiscal 2005, 2004 and 2002, respectively. As of September 30, 2007, we had available U.S. federal, state and foreign NOL carryforwards of approximately $49.8 million, $14.4 million and $32.3 million, respectively. We also have available U.S. federal and state research credit carryforwards of approximately $8.9 million and $7.8 million, respectively. The U.S. federal NOL carryforwards will expire at various dates beginning in fiscal 2010 through fiscal 2024, if not utilized. The state NOL carryforwards will begin to expire in fiscal 2008 through fiscal 2024, if not utilized. The U.S. federal research credit carryforwards will begin to expire in fiscal 2008 through 2022, if not

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

utilized. Utilization of the U.S. federal and state NOL and research credit carryforwards are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions. In addition, certain limitations apply to our ability to utilize the foreign NOL carryforwards.

We are currently under examination by the IRS for tax returns filed for fiscal 2002 through 2006 and by the California Franchise Tax Board for fiscal 2003 through 2005. Although the final outcome of theses examination remains unknown, we have reserved for potential adjustments that may result from the examinations and believe the final resolution will not have a material effect on our results of operations. We assess the adequacy of these reserves in each reporting period based on then-current information. Adjustments to the reserves are recognized in our income tax provision in the period in which such determination is made.

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Income tax provision at U.S. federal statutory rates	$52,381	$55,717	$67,931
State income taxes, net of U.S. federal benefit	2,839	4,638	2,964
Foreign taxes	(1,944)	(1,472)	(2,804)
Extraterritorial income exclusion	(491)	(4,600)	(11,505)
Research credits	(7,454)	(183)	(2,217)
Manufacturing deduction	(944)	(1,058)	—
Valuation allowance for foreign losses	—	138	3,253
Other	625	2,526	1,918

Recorded income tax provision	$45,012	$55,706	$59,540

The decrease in our effective tax rate in fiscal 2007 compared with fiscal 2006 was due to the recognition in fiscal 2007 of $8.2 million of tax benefits. The tax benefits included favorable settlements of the fiscal 1998 through 2001 U.S. federal examinations and the fiscal 1999 through 2002 California Franchise Tax Board examinations. Our effective tax rate, however, was adversely impacted by the sale of our mortgage banking solutions product line, due to $3.3 million of goodwill associated with the product line that was not deductible for income tax purposes. These items reduced our effective tax rate in fiscal 2007 by 5.4%. In addition to the tax benefits, our effective tax rate in fiscal 2007 was also affected by the repeal of the Extraterritorial Income Exclusion, which was effective December 31, 2006.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

13.	Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands, except per share data)

Numerator for basic earnings per share — net income	$104,650	$103,486	$134,548
Interest expense on Senior Notes, net of tax	4	4	2,508

Numerator for diluted earnings per share	$104,654	$103,490	$137,056

Denominator — shares:
Basic weighted-average shares	56,054	63,579	66,556
Effect of dilutive securities	1,494	1,546	7,028

Diluted weighted-average shares	57,548	65,125	73,584

Earnings per share:
Basic	$1.87	$1.63	$2.02

Diluted	$1.82	$1.59	$1.86

The computation of diluted EPS for fiscal 2007, 2006 and 2005 excludes options to purchase approximately 3,660,000, 3,194,000 and 3,211,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive. On October 13, 2004, the FASB ratified the consensus reached by the EITF with respect to Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. This consensus requires us to consider all instruments with contingent conversion features that are based on the market price of our own stock in our diluted earnings per share calculation, regardless of whether the market price conversion triggers are then met. The computation for diluted EPS for fiscal 2005 includes approximately 4,529,000 shares of common stock issuable upon conversion of our Senior Notes. Effective with the completed exchange offer on March 31, 2005, the dilutive effect of the New Notes are calculated using the treasury stock method.

14.	Stockholders’ Equity

Common Stock

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2007, 2006 and 2005, we expended $451.1 million, $256.5 million and $328.5 million, respectively, in connection with our repurchase of common stock under such programs. See Note 21 regarding a new stock repurchase program approved subsequent to September 30, 2007.

We paid quarterly dividends on common stock of two cents per share, or eight cents per year, during each of fiscal 2007, 2006 and 2005.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

Defined Contribution Plans

We sponsor a Fair Isaac 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in Fair Isaac common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac 401(k) plan or have been frozen, totaled $7.5 million, $7.4 million and $6.8 million during fiscal 2007, 2006 and 2005, respectively.

Employee Incentive Plans

We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $12.8 million, $8.6 million and $6.9 million during fiscal 2007, 2006 and 2005, respectively.

16.	Stock-Based Employee Benefit Plans

Description of Stock Option and Share Plans

We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. Under the 1992 Plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under this plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of this plan shall not exceed 5,062,500 shares. As of September 30, 2007, 2,665,941 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of September 30, 2007, 1,563,116 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. We also maintain individual stock option plans for certain of our executive officers and the chairman of the board. There are no shares available for future grants under these plans. Stock option awards granted during fiscal 2007 typically had a maximum term of seven years and vested ratably over four years. Stock option awards granted prior to October 1, 2005, typically had a maximum term of ten years and vested ratably over four years.

We assumed all outstanding stock options held by former employees and non-employee directors of HNC, who as of our acquisition date, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of September 30, 2007, 1,324,864 shares remained available for future grant under these option plans.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

A total of approximately 276,000, 300,000 and 298,000 shares of our common stock with a weighted average purchase price of $32.33, $30.88 and $29.12 per share were issued under the Purchase Plan during fiscal 2007, 2006 and 2005, respectively. At September 30, 2007, 3,283,000 shares remained available for issuance.

Description of Employee Stock Ownership Plan

We maintain a Non-U.S. Employee Stock Ownership Plan (“Non-U.S. ESOP”) that covers eligible employees working in the United Kingdom and contributions into the Non-U.S. ESOP are determined annually by our Board of Directors. There were no contributions into this plan during fiscal 2007, 2006 and 2005.

Impact of SFAS No. 123(R)

At the beginning of 2006, we adopted SFAS No. 123(R), as described in Note 1. In accordance with SFAS No. 123(R), we recorded $36.3 million and $42.1 million of share-based compensation expense for stock options, restricted stock units, non-vested shares and purchases under the Purchase Plan in fiscal 2007 and 2006, respectively. In comparison, we recorded share-based compensation of $2.9 million during fiscal 2005. The total tax benefit related to this share-based compensation expense was $13.4 million, $15.4 million and $1.1 million in fiscal 2007, 2006 and 2005, respectively. As of September 30, 2007, there was $57.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.5 years.

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

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows within our consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the $12.6 million and $7.1 million of excess tax benefits that are classified as financing cash inflows in the accompanying consolidated statements of cash flows in fiscal 2007 and 2006, respectively, were classified as operating cash inflows prior to the adoption of SFAS No. 123(R).

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

Determining Fair Value

We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the fiscal year ended September 30, 2007. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis over the vesting period of the options.

We used the following assumptions to estimate the fair value of share-based payment awards during fiscal 2007, 2006 and 2005:

	2007	2006	2005

Stock Options:
Average expected term (years)	4.79	4.75	4.00
Expected volatility (range)	28 – 31%	28 – 30%	39 – 52%
Weighted average volatility	29%	29%	50%
Risk-free interest rate (range)	3.9 – 5.0%	4.2 – 5.2%	3.2 – 4.0%
Expected dividend yield	0.2%	0.2%	0.2%

	2007	2006	2005

Employee Stock Purchase Plan:
Average expected term (years)	0.5	0.5	0.5
Expected volatility (range)	21 – 23%	22 – 23%	18 – 46%
Weighted average volatility	23%	23%	31%
Risk-free interest rate (range)	4.9 – 5.3%	4.4 – 5.3%	2.5 – 3.2%
Expected dividend yield	0.2%	0.2%	0.2%

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

Stock-Based Activity

The following table summarizes option activity during fiscal 2007:

			Weighted-
		Weighted-	average
		average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at October 1, 2006	13,785	$32.25
Granted	1,469	39.99
Exercised	(3,137)	23.95
Forfeited	(1,502)	40.49

Outstanding at September 30, 2007	10,615	34.61	5.23	$41,156

Options exercisable at September 30, 2007	5,945	31.70	4.67	$35,184

The weighted average fair value of options granted during fiscal 2007, 2006 and 2005 were $13.23, $13.79 and $13.61, respectively. The aggregate intrinsic value of options outstanding at September 30, 2007 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 6.3 million shares that had exercise prices that were lower than the $36.11 market price of our common stock at September 30, 2007. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $49.6 million, $35.8 million and $55.8 million, respectively, determined as of the date of exercise.

The following table summarizes non-vested share activity during fiscal 2007:

		Weighted-
		average
	Shares	Price
	(In thousands)

Outstanding at October 1, 2006	122	$35.56
Granted	20	41.37
Released	(28)	35.56
Forfeited	(23)	35.61

Outstanding at September 30, 2007	91	$36.84

The following table summarizes restricted stock unit activity during fiscal 2007:

		Weighted-
		average
	Shares	Price
	(In thousands)

Outstanding at October 1, 2006	—	$—
Granted	509	40.07
Released	—	—
Forfeited	(41)	41.74

Outstanding at September 30, 2007	468	$39.92

We received $84.1 million in cash from option exercises and issuances of stock under the Purchase Plan in fiscal 2007. The actual tax benefit that we realized for the tax deductions from option exercises of the share-based payment arrangements totaled $19.8 million for that period.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

Due primarily to our ongoing program of repurchasing shares on the open market, we had approximately 37.8 million treasury shares at September 30, 2007. We satisfy stock option exercises and Purchase Plan issuances from this pool of treasury shares.

Comparable Disclosures

The following table illustrates the effect on our net income and earnings per share for fiscal 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation using the Black-Scholes valuation model.

Fiscal
2005
(In thousands, except per share data)

Net income, as reported	$134,548
Add: Share-based employee compensation expense included in reported net income, net of tax	1,815
Deduct: Share-based employee compensation expense determined under fair value based method for all awards, net of tax	(28,131)

Proforma net income including share-based compensation	$108,232

Earnings per share, as reported:
Basic	$2.02

Diluted	$1.86

Proforma earnings per share — including share-based compensation:
Basic	$1.63

Diluted	$1.51

17.	Segment Information

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

During the fourth quarter of fiscal 2007, we changed responsibility for our medical bill review services, resulting in this service being reflected as a part of our Professional Services segment. These services were previously reflected in our Strategy Machines Solutions segment. Prior period amounts have been restated to reflect this change.

The following tables summarize segment information for fiscal 2007, 2006 and 2005:

	2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$439,273	$180,444	$151,086	$51,433	$822,236
Operating expenses	(377,068)	(65,127)	(144,030)	(50,362)	(636,587)

Segment operating income	$62,205	$115,317	$7,056	$1,071	185,649

Unallocated share-based compensation expense					(36,261)
Unallocated restructuring and acquisition-related expense					(2,455)
Unallocated gain on sale of product line assets					1,541

Operating income					148,474
Unallocated interest income					13,527
Unallocated interest expense					(12,766)
Unallocated other income, net					427

Income before income taxes					$149,662

Depreciation and amortization	$31,655	$8,301	$7,039	$3,229	$50,224

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

	2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$453,232	$177,152	$149,250	$45,731	$825,365
Operating expenses	(367,654)	(64,739)	(135,520)	(42,982)	(610,895)

Segment operating income	$85,578	$112,413	$13,730	$2,749	214,470

Unallocated share-based compensation expense					(42,085)
Unallocated restructuring and acquisition-related expense					(19,662)

Operating income					152,723
Unallocated interest income					15,248
Unallocated interest expense					(8,569)
Unallocated other expense, net					(210)

Income before income taxes					$159,192

Depreciation and amortization	$31,213	$7,887	$6,669	$3,036	$48,805

	2005
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$449,139	$167,270	$134,231	$48,031	$798,671
Operating expenses	(385,696)	(66,750)	(115,375)	(34,912)	(602,733)

Segment operating income	$63,443	$100,520	$18,856	$13,119	195,938

Unallocated share-based compensation expense					(2,927)

Operating income					193,011
Unallocated interest income					8,402
Unallocated interest expense					(8,347)
Unallocated other income, net					1,022

Income before income taxes					$194,088

Depreciation and amortization	$30,911	$11,213	$6,544	$2,849	$51,517

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2007, 2006 and 2005, the majority of which were derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	2007		2006		2005
	(In thousands)

Strategy Machine Solutions	$439,273	54%	$453,232	55%	$449,139	56%
Scoring Solutions	180,444	22%	177,152	21%	167,270	21%
Professional Services	151,086	18%	149,250	18%	134,231	17%
Analytic Software Tools	51,433	6%	45,731	6%	48,031	6%

	$822,236	100%	$825,365	100%	$798,671	100%

Within our Strategy Machine Solutions segment our customer management solutions accounted for 9% of total revenues in each of fiscal 2007, 2006 and 2005, and our fraud solutions accounted for 15%, 14% and 13% of total revenues in these periods, respectively.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2007, 2006 and 2005. No individual country outside of the United States accounted for 10% or more of revenue in any of these years.

	2007		2006		2005
	(In thousands)

United States	$581,725	71%	$595,202	72%	$597,159	75%
International	240,511	29%	230,163	28%	201,512	25%

	$822,236	100%	$825,365	100%	$798,671	100%

During fiscal 2007, 2006 and 2005, no individual customer contributed to 10% or more of our total revenues, however, we derive a substantial portion of our revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 19% of our total revenues in fiscal 2007. At September 30, 2007 and 2006, no individual customer contributed to 10% or more of total consolidated receivables.

Our property and equipment, net, on a geographical basis are summarized below at September 30, 2007 and 2006. At September 30, 2007 and 2006, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	2007		2006
	(In thousands)

United States	$46,992	90%	$50,996	90%
International	5,165	10%	5,615	10%

	$52,157	100%	$56,611	100%

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

18.	Commitments

Minimum future commitments under non-cancelable operating leases were as follows at September 30, 2007:

Future Minimum
Fiscal Year	Lease Payments
(In thousands)

2008	$23,601
2009	22,671
2010	20,852
2011	15,469
2012	11,923
Thereafter	29,143

$123,659

The above amounts have not been reduced by contractual sublease commitments totaling $2.0 million, $1.2 million, $1.2 million, $1.3 million and $0.5 million in fiscal 2008 through 2012, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $25.6 million, $28.2 million and $28.4 million during fiscal 2007, 2006 and 2005, respectively.

We are also a party to a management agreement with 33 of our executives providing for certain payments and other benefits in the event of a qualified change in control of Fair Isaac, coupled with a termination of the officer during the following year.

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

Customer Claims

We were a party to a lawsuit involving a customer who asserted that our performance under a professional services contract caused them to incur damages. The lawsuit was filed as a counterclaim to a collection lawsuit that we commenced in the United States District Court for the Southern District of Texas. This customer claimed damages in excess of $10 million. On November 21, 2007, the parties finalized a settlement agreement that includes a release of all claims, and the parties will be filing shortly a joint motion to dismiss the litigation with prejudice. We incurred a $3.8 million after-tax charge in fiscal 2007 as a result of this settlement agreement.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

Putative Consumer Class Action Lawsuits

We were a defendant in a lawsuit captioned as Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., filed in the U.S. District Court for the Northern District of Georgia. The plaintiff claimed that the defendants jointly sold the Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”), and in violation of the antifraud provisions of that statute. On June 13, 2007, the Court granted final approval of a settlement agreed to by the parties and directed that final judgment be entered. An appeal was filed on July 11, 2007. The appeal was dismissed, and the settlement agreement is final.

We were a defendant in a lawsuit captioned as Christy Slack v. Fair Isaac Corporation and MyFICO Consumer Services, Inc., which was filed in the United States District Court for the Northern District of California. As in the Hillis matter, the plaintiff is claiming that the defendants violated certain procedural requirements of CROA, and violated the antifraud provisions of CROA, with respect to the sale of credit score products on our myfico.com website. This matter was covered by the settlement agreement in the Robbie Hillis lawsuit, as described above.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

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

21.	Subsequent Events

In November 2007, our Board of Directors approved a new common stock repurchase program that replaces our previous program and allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions.

22.	Supplementary Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2007. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2006	2007	2007	2007(2)
	(In thousands, except per share data)

Revenues	$208,227	$201,000	$205,782	$207,227
Cost of revenues	70,569	74,172	73,731	75,010

Gross profit	$137,658	$126,828	$132,051	$132,217

Net income	$31,225	$21,438	$23,768	$28,219

Earnings per share(1):
Basic	$0.54	$0.38	$0.43	$0.53

Diluted	$0.52	$0.37	$0.42	$0.52

Shares used in computing earnings per share:
Basic	58,057	56,940	55,776	53,459

Diluted	59,985	58,659	56,896	54,669

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005 — (Continued)

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2005	2006	2006	2006
	(In thousands, except per share data)

Revenues	$202,790	$208,157	$207,129	$207,289
Cost of revenues	67,045	73,144	71,497	70,291

Gross profit	$135,745	$135,013	$135,632	$136,998

Net income(3)	$28,457	$26,973	$26,003	$22,053

Earnings per share(1):
Basic	$0.44	$0.41	$0.41	$0.36

Diluted	$0.43	$0.40	$0.40	$0.35

Shares used in computing earnings per share:
Basic	64,211	65,052	63,664	61,423

Diluted	66,219	66,834	64,973	62,506

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.

(2)	The results for the quarter ended September 30, 2007 included $7.3 million of tax benefits, a $5.9 million charge associated with the resolution of a customer lawsuit and a $2.5 million charge for restructuring and acquisition-related expenses.

(3)	Restructuring and acquisition-related expenses for the quarters ended December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 were $(0.7) million, $2.2 million, $5.3 million and $12.9 million, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Fair Isaac’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Fair Isaac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that Fair Isaac’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Fair Isaac in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure.

No change in Fair Isaac’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, Fair Isaac’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2007.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of September 30, 2007, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2008.

The required information regarding our Executive Officers is contained in Part I of this Annual Report on Form 10-K.

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2008.

Fair Isaac has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our web site located at www.fairisaac.com. Fair Isaac intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its web site. Fair Isaac also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the web site cited above. The required information regarding the Company’s corporate governance guidelines and committee charters is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 4, 2007.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information under the captions “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2008.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3.	Exhibits:

Exhibit
Number	Description

3.1	By-laws of the Company. (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004, and Exhibit 3.2 to the Company’s Form 8-K filed on November 7, 2006.)
3.2	Composite Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004.)
4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)
4.2	Form of Rights Certificate. (Included in Exhibit 4.1.)
4.3	Indenture, dated as of August 6, 2003, between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)
4.4	Form of 1.5% Senior Convertible Note due August 15, 2023. (Included in Exhibit 4.3.)
4.5	Indenture, dated as of March 31, 2005, between Fair Isaac and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on April 5, 2005.)
10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-62492, filed June 7, 2001.)(1)
10.2	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.3	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.)(1)
10.4	HNC’s 1998 Stock Option Plan, as amended through September1, 2000, and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)

Exhibit
Number		Description

10.5		Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.6		Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.7		Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.8		ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.9		Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.10		Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994. (Incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.)(1)
10.11		The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.12		Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.13		eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.14		Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.15		eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.16		Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.17		Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10	.18*	Form of Management Agreement entered into with each of the Company’s executive officers (except Mark Greene).(1)
10.19		Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001. (Incorporated by reference to Exhibit 10.35 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)
10.20		Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)
10.21		Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-32396, filed March 14, 2000.)(1)
10.22		Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.)(1)
10.23		2002 Stock Bonus Plan of the Company. (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 Registration Statement, File No. 333-97695, filed August 6, 2002.)(1)

Exhibit
Number		Description

10.24		Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.25		Nonstatutory Stock Option Agreement with Thomas G. Grudnowski entered into as of November 16, 2001. (Incorporated by reference to Exhibit 10.59 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.26		Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2003.)(1)
10.27		Agreement and Plan of Merger, dated as of September 20, 2004, among Braun Consulting, Inc., Fair Isaac Corporation and HSR Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 24, 2004.)
10.28		Braun’s Amended and Restated 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to Braun’s Form S-1 Registration Statement, File No. 333-31824, filed March 6, 2000.)(1)
10.29		Braun’s 1998 Employee Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.7 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)
10.30		Braun’s 1998 Executive Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.8 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)
10.31		Braun’s 1999 Independent Director Stock Option Plan. (Incorporated by reference to Exhibit 10 to Braun’s Form 10-Q for the fiscal quarter ended September 30, 1999.)(1)
10.32		Braun’s Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc. (Incorporated by reference to Exhibit 99.5 to Braun’s Form S-8 Registration Statement, File No. 333-30788, filed February 18, 2000.)(1)
10.33		Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended. (Incorporated by reference to Exhibit 99.1 to Braun’s Form S-8 Registration Statement, File No. 333-110448, filed November 11, 2003.)(1)
10.34		Fair Isaac Supplemental Retirement and Savings Plan (As Amended And Restated Effective December 1, 2004). (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8- K filed on December 30, 2004.)
10.35		Perleberg Expatriate Agreement. (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8-K filed on March 14, 2005.)
10.36		Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.)
10.37		2001 Equity Incentive Plan as adopted April 10, 2001, and amended May 15, 2005. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)
10.38		2003 Employment Inducement Award Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.2 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)
10	.39*	1992 Long-Term Incentive Plan as amended effective December 3, 2006.
10.40		Description of Outside Director compensation program. (Incorporated by reference to Item 1.01 of Fair Isaac’s Form 8-K filed on September 1, 2005.)
10.41		Pautsch Retention Agreement. (Incorporated by reference to Exhibit 10.46 to Fair Isaac’s Form 10-K for the fiscal year ended September 30, 2005.)
10.42		Form of Non-Qualified Stock Option Agreement under 1992 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.)(1)
10.43		Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.)(1)
10.44		Transition Agreement dated November 1, 2006, by and between Fair Isaac Corporation and Thomas G. Grudnowski. (Incorporated by reference to Exhibit 10 to Fair Isaac’s Form 8-K filed on November 7, 2006.)(1)

Exhibit
Number		Description

10.45		Credit Agreement among Fair Isaac, Wells Fargo Bank, National Association, U.S. Bank National Association, Bank of America, N.A., and JPMorgan Chase Bank, N.A., dated October 20, 2006. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on October 23, 2006.)
10.46		Management Incentive Plan, Fiscal 2006.(1)
10.47		Management Incentive Plan, Fiscal 2007. (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.)(1)
10.48		Transition Agreement dated December 8, 2006, by and between Fair Isaac and Gresham T. Brebach, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006).(1)
10.49		Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006).(1)
10.50		Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007).(1)
10.51		Management Agreement dated February 14, 2007, by and between Fair Isaac and Dr. Mark Greene (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007).(1)
10.52		Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 25, 2007).
10.53		Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on October 22, 2007).(1)
10	.54*	Management Incentive Plan, Fiscal 2008(1)
12	.1*	Computations of ratios of earnings to fixed charges.
21	.1*	List of Company’s subsidiaries.
23	.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31	.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31	.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32	.1*	Section 1350 Certification of CEO.
32	.2*	Section 1350 Certification of CFO.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ Charles M. Osborne
Charles M. Osborne
Executive Vice President
and Chief Financial Officer

DATE: November 28, 2007

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

/s/ DR. MARK N. GREENE Dr. Mark N. Greene	Chief Executive Officer (Principal Executive Officer) and Director	November 28, 2007

/s/ CHARLES M. OSBORNE Charles M. Osborne	Executive Vice President. Chief Financial Officer (Principal Financial Officer)	November 28, 2007

/s/ MICHAEL J. PUNG Michael J. Pung	Vice President, Finance (Principal Accounting Officer)	November 28, 2007

/s/ A. GEORGE BATTLE A. George Battle	Director	November 28, 2007

/s/ TONY J. CHRISTIANSON Tony J. Christianson	Director	November 28, 2007

/s/ ALEX W. HART Alex W. Hart	Director	November 28, 2007

/s/ GUY R. HENSHAW Guy R. Henshaw	Director	November 28, 2007

/s/ JAMES KIRSNER James Kirsner	Director	November 28, 2007

/s/ WILLIAM J. LANSING William J. Lansing	Director	November 28, 2007

/s/ MARGARET L. TAYLOR Margaret L. Taylor	Director	November 28, 2007

EXHIBIT INDEX

To Fair Isaac Corporation
Report On Form 10-K For The Fiscal Year Ended September 30, 2007

Exhibit
Number	Description

3.1	By-laws of the Company.	Incorporated by Reference
3.2	Composite Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference
4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights.	Incorporated by Reference
4.2	Form of Rights Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference
4.3	Indenture, dated as of August 6, 2003, between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by Reference
4.4	Form of 1.5% Senior Convertible Note due August 15, 2023. (Included in Exhibit 4.3.)	Incorporated by Reference
4.5	Indenture, dated as of March 31, 2005, between Fair Isaac and Wells Fargo Bank, National Association.	Incorporated by Reference
10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement.	Incorporated by Reference
10.2	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference
10.3	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.4	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000, and related form of option agreement.	Incorporated by Reference
10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC.	Incorporated by Reference
10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.7	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement.	Incorporated by Reference
10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC.	Incorporated by Reference
10.9	Form of ONYX Technologies, Inc. Stock Option Agreement.	Incorporated by Reference
10.10	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994.	Incorporated by Reference
10.11	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC.	Incorporated by Reference
10.12	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements.	Incorporated by Reference
10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC.	Incorporated by Reference
10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan.	Incorporated by Reference
10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC.	Incorporated by Reference
10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan.	Incorporated by Reference
10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements.	Incorporated by Reference
10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Mark Greene).	Filed Electronically

Exhibit
Number	Description

10.19	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001.	Incorporated by Reference
10.20	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference
10.21	Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference
10.22	Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference
10.23	2002 Stock Bonus Plan of the Company.	Incorporated by Reference
10.24	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference
10.25	Nonstatutory Stock Option Agreement with Thomas G. Grudnowski entered into as of November 16, 2001.	Incorporated by Reference
10.26	Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski.	Incorporate by Reference
10.27	Agreement and Plan of Merger, dated as of September 20, 2004, among Braun Consulting, Inc., Fair Isaac Corporation and HSR Acquisition, Inc.	Incorporated by Reference
10.28	Braun’s Amended and Restated 1995 Director Stock Option Plan	Incorporated by Reference
10.29	Braun’s 1998 Employee Long-Term Stock Investment Plan.	Incorporated by Reference
10.30	Braun’s 1998 Executive Long-Term Stock Investment Plan.	Incorporated by Reference
10.31	Braun’s 1999 Independent Director Stock Option Plan.	Incorporated by Reference
10.32	Braun’s Non Qualified Stock Option Plan of Emerging. Technologies Consultants, Inc.	Incorporated by Reference
10.33	Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended.	Incorporated by Reference
10.34	Fair Isaac Supplemental Retirement and Savings Plan (As Amended And Restated Effective December 1, 2004).	Incorporated by Reference
10.35	Perleberg Expatriate Agreement.	Incorporated by Reference
10.36	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005.	Incorporated by Reference
10.37	2001 Equity Incentive Plan as adopted April 10, 2001, and amended May 15, 2005.	Incorporated by Reference
10.38	2003 Employment Inducement Award Plan as amended effective May 15, 2005.	Incorporated by Reference
10.39	1992 Long-Term Incentive Plan as amended effective December 3, 2006	Filed Electronically
10.40	Description of Outside Director compensation program	Incorporated by Reference
10.41	Pautsch Retention Agreement.	Incorporated by Reference
10.42	Form of Non-Qualifed Stock Option Agreement under 1992 Long- Term Incentive Plan.(1)	Incorporated by Reference
10.43	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan.(1)	Incorporated by Reference
10.44	Transition Agreement dated November 1, 2006, by and between Fair Isaac Corporation and Thomas G. Grudnowski.	Incorporated by Reference
10.45	Credit Agreement among Fair Isaac, Wells Fargo Bank, National Association, U.S. Bank National Association, Bank of America, N.A., and JPMorgan Chase Bank, N.A., dated October 20, 2006.	Incorporated by Reference
10.46	Management Incentive Plan, Fiscal 2006. Incorporated by reference to Exhibit 10 to Fair Isaac’s Form 8-K filed on March 3, 2006.(1)	Incorporated by Reference
10.47	Management Incentive Plan, Fiscal 2007.(1)	Incorporated by Reference

Exhibit
Number	Description

10.48	Transition Agreement dated December 8, 2006, by and between Fair Isaac and Gresham T. Brebach, Jr.	Incorporated by Reference.
10.49	Form of Restricted Stock Unit Agreement.	Incorporated by Reference.
10.50	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene.	Incorporated by Reference.
10.51	Management Agreement dated February 14, 2007, by and between Fair Isaac and Dr. Mark Greene.	Incorporated by Reference.
10.52	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007.	Incorporated by Reference.
10.53	Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell	Incorporated by Reference
10.54	Management Incentive Plan, Fiscal 2008	Filed Electronically
12.1	Computations of ratios of earnings to fixed charges	Filed Electronically
21.1	List of Company’s subsidiaries.	Filed Electronically
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32.1	Section 1350 Certifications of CEO.	Filed Electronically
32.2	Section 1350 Certifications of CFO.	Filed Electronically