Form 10-Q
period 2007-12-31
FAIR ISAAC CORP
filed 2008-02-08
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
612-758-5200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on January 31, 2008 was 48,905,537 (excluding 39,951,246 shares held by the Company as treasury stock).

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	December 31,	September 30,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$99,863	$95,284
Marketable securities available for sale, current portion	58,108	125,327
Accounts receivable, net	158,534	177,402
Prepaid expenses and other current assets	19,070	24,738
Deferred income taxes	721	—

Total current assets	336,296	422,751
Marketable securities available for sale, less current portion	68,259	13,776
Other investments	12,374	12,374
Property and equipment, net	50,705	52,157
Goodwill	691,728	692,922
Intangible assets, net	59,207	62,923
Deferred income taxes	16,293	14,828
Other assets	3,763	4,040

	$1,238,625	$1,275,771

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,380	$16,300
Senior convertible notes	390,963	390,963
Accrued compensation and employee benefits	35,884	44,202
Other accrued liabilities	25,827	31,887
Deferred revenue	41,658	42,572

Total current liabilities	507,712	525,924
Revolving line of credit	190,000	170,000
Other liabilities	17,404	13,533

Total liabilities	715,116	709,457

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares shares issued and 49,464 and 51,064 shares outstanding at December 31, 2007 and September 30, 2007, respectively)	495	511
Paid-in-capital	1,101,226	1,097,327
Treasury stock, at cost (39,393 and 37,793 shares at December 31, 2007 and September 30, 2007, respectively)	(1,354,929)	(1,290,393)
Retained earnings	764,255	745,054
Accumulated other comprehensive income	12,462	13,815

Total stockholders’ equity	523,509	566,314

	$1,238,625	$1,275,771

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	December 31,
	2007	2006
Revenues	$199,385	$208,227

Operating expenses:
Cost of revenues (1)	75,940	70,569
Research and development	19,615	17,719
Selling, general and administrative (1)	67,511	68,648
Amortization of intangible assets (1)	3,546	6,390
Restructuring and acquisition-related	(445)	—

Total operating expenses	166,167	163,326

Operating income	33,218	44,901
Interest income	2,550	3,564
Interest expense	(4,421)	(2,676)
Other expense, net	(257)	(453)

Income before income taxes	31,090	45,336
Provision for income taxes	10,904	14,111

Net income	$20,186	$31,225

Earnings per share:
Basic	$0.40	$0.54

Diluted	$0.39	$0.52

Shares used in computing earnings per share:
Basic	50,042	58,057

Diluted	51,200	59,985

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-In-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Income
Balance at September 30, 2007	51,064	$511	$1,097,327	$(1,290,393)	$745,054	$13,815	$566,314
Share-based compensation	—	—	8,093	—	—	—	8,093
Exercise of stock options	319	3	(1,847)	10,903	—	—	9,059
Tax benefit from exercised stock options	—	—	464	—	—	—	464
Repurchases of common stock	(2,121)	(21)	—	(82,403)	—	—	(82,424)
Issuance of ESPP shares from treasury	171	2	(1,209)	5,891	—	—	4,684
Issuance of restricted stock to employees from treasury	31	—	(1,602)	1,073	—	—	(529)
Dividends paid	—	—	—	—	(985)	—	(985)
Net income	—	—	—	—	20,186	—	20,186	$20,186
Unrealized gains on investments	—	—	—	—	—	7	7	7
Cumulative translation adjustments	—	—	—	—	—	(1,360)	(1,360)	(1,360)

Balance at December 31, 2007	49,464	$495	$1,101,226	$(1,354,929)	$764,255	$12,462	$523,509	$18,833

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$20,186	$31,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,713	13,549
Share-based compensation	8,093	9,572
Deferred income taxes	(216)	2,375
Tax benefit from exercised stock options	464	7,896
Excess tax benefits from share-based payment arrangements	(679)	(2,178)
Net amortization (accretion) of premium (discount) on marketable securities	44	(366)
Provision for doubtful accounts	686	1,306
Net loss on sales of property and equipment	91	1
Changes in operating assets and liabilities:
Accounts receivables	17,700	(10,069)
Prepaid expenses and other assets	4,629	2,181
Accounts payable	(293)	2,845
Accrued compensation and employee benefits	(8,336)	5,469
Other liabilities	(4,718)	(2,349)
Deferred revenue	672	(1,809)

Net cash provided by operating activities	48,036	59,648

Cash flows from investing activities:
Purchases of property and equipment	(7,440)	(5,125)
Cash proceeds from sales of property and equipment	1,362	—
Purchases of marketable securities	(92,873)	(93,957)
Proceeds from sales of marketable securities	—	14,250
Proceeds from maturities of marketable securities	105,000	101,099
Investment in cost-method investees	—	(213)

Net cash provided by investing activities	6,049	16,054

Cash flows from financing activities:
Proceeds from revolving line of credit	20,000	70,000
Debt issuance costs	—	(408)
Proceeds from issuances of common stock under employee stock option and purchase plans	13,214	30,832
Dividends paid	(985)	(1,136)
Repurchases of common stock	(82,424)	(154,490)
Excess tax benefits from share-based payment arrangements	679	2,178

Net cash used in financing activities	(49,516)	(53,024)

Effect of exchange rate changes on cash	10	1,317

Increase in cash and cash equivalents	4,579	23,995
Cash and cash equivalents, beginning of period	95,284	75,154

Cash and cash equivalents, end of period	$99,863	$99,149

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$346	$3,003
Cash paid for interest	$3,387	$—
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
   Principles of Consolidation and Basis of Presentation
     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board (“APB”) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2007. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
   Adoption of Accounting Pronouncement
     In June 2006 the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on October 1, 2007. See Note 8 for more information about the impact of adoption of this guidance.
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended
	December 31,
	2007	2006
	(In thousands)
Cost of revenues	$1,505	$3,779
Selling, general and administrative	2,041	2,611

	$3,546	$6,390

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $59.2 million and $62.9 million, net of accumulated amortization of $108.0 million and $104.6 million, as of December 31, 2007 and September 30, 2007, respectively.
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

	Accrual at			Accrual at
	September 30,	Cash	Expense	December 31,
	2007	Payments	Reversal	2007
	(In thousands)
Facilities charges	$10,294	$(786)	$(445)	$9,063
Employee separation	1,012	(898)	—	114

	11,306	$(1,684)	$(445)	9,177

Less: current portion	(4,051)			(2,682)

Non-current	$7,255			$6,495

     During the quarter ended December 31, 2007, we recorded a $0.4 million expense reversal due to favorable sublease arrangements we entered into for office space that was vacated last year.
4. Composition of Certain Financial Statement Captions

	December 31,	September 30,
	2007	2007
	(In thousands)
Property and equipment	$195,671	$195,245
Less accumulated depreciation and amortization	(144,966)	(143,088)

	$50,705	$52,157

5. Share-Based Payment
     We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. Under the 1992 Plan, a number of shares equal to 4% of the number of shares of Fair Isaac common stock outstanding on the last day of the preceding fiscal year is added to the shares available under this plan each fiscal year, provided that the number of shares for grants of incentive stock options for the remaining term of this plan shall not exceed 5,062,500 shares. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. We also maintain individual stock option plans for certain of our executive officers

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and the chairman of the board. Stock option awards granted during fiscal 2008 typically had a maximum term of seven years and vested ratably over four years.
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
     The following table summarizes option activity during the quarter ended December 31, 2007:

		Weighted-
		average	Weighted-Average
		Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value
	(In thousands)			(In thousands)
Outstanding at October 1, 2007	10,615	$34.61
Granted	476	34.55
Exercised	(319)	28.40
Forfeited	(218)	39.41

Outstanding at December 31, 2007	10,554	34.70	5.05	$20,985

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
     The following table summarizes restricted stock unit activity during the quarter ended December 31, 2007:

		Weighted-
		average
	Shares	Price
	(In thousands)
Outstanding at October 1, 2007	468	$39.92
Granted	297	34.42
Released	(47)	41.74
Forfeited	(8)	40.37

Outstanding at December 31, 2007	710	37.50

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended
	December 31,
	2007	2006
	(In thousands, except per
	share data)
Numerator for basic earnings per share — net income	$20,186	$31,225
Interest expense on senior convertible notes, net of tax	—	1

Numerator for diluted earnings per share	$20,186	$31,226

Denominator — shares:
Basic weighted-average shares	50,042	58,057
Effect of dilutive securities	1,158	1,928

Diluted weighted-average shares	51,200	59,985

Earnings per share:
Basic	$0.40	$0.54

Diluted	$0.39	$0.52

     The computation of diluted EPS for the quarters ended December 31, 2007 and 2006, excludes options to purchase approximately 4,190,000 and 3,419,146 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
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

FAIR ISAAC CORPORATION
NOTES TO CONDENDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following tables summarize segment information for the quarters ended December 31, 2007 and 2006:

	Quarter Ended December 31, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$105,580	$42,727	$37,142	$13,936	$199,385
Operating expenses	(93,580)	(17,180)	(35,868)	(11,891)	(158,519)

Segment operating income	$12,000	$25,547	$1,274	$2,045	40,866

Unallocated share-based compensation expense					(8,093)
Unallocated restructuring and acquisition-related					445

Operating income					33,218
Unallocated interest income					2,550
Unallocated interest expense					(4,421)
Unallocated other income, net					(257)

Income before income taxes					$31,090

Depreciation and amortization	$6,280	$1,562	$1,178	$693	$9,713

	Quarter Ended December 31, 2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$109,753	$44,918	$39,333	$14,223	$208,227
Operating expenses	(89,982)	(16,039)	(35,793)	(11,940)	(153,754)

Segment operating income	$19,771	$28,879	$3,540	$2,283	54,473

Unallocated share-based compensation expense					(9,572)

Operating income					44,901
Unallocated interest income					3,564
Unallocated interest expense					(2,676)
Unallocated other expense, net					(453)

Income before income taxes					$45,336

Depreciation and amortization	$8,368	$2,225	$2,022	$934	$13,549

8. Income Taxes
     Effective Tax Rate
     Our effective tax rate was 35.1% and 31.1% during the quarters ended December 31, 2007 and 2006, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     Our effective tax rate for the quarter ended December 31, 2007, was positively impacted by improved operating results in certain foreign jurisdictions and an increase in the manufacturing deduction. Income tax expense in the quarter ended December 31, 2006, included a benefit of $1.8 million related to a favorable settlement of a state tax examination. In addition, income tax expense was reduced by $0.5 million as a result of the recognition of U.S federal research tax credits related to fiscal 2006.

FAIR ISAAC CORPORATION
NOTES TO CONDENDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Adoption of FIN 48
     FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. On October 1, 2007, we adopted FIN 48 as a change in accounting principle. The cumulative effect of the change did not result in an adjustment to the beginning balance of retained earnings. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.
     We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years before 2002.
     The cumulative effects of applying this interpretation have been recorded as an increase of $4.5  million to current tax liabilities, an increase of $4.1  million to deferred income tax assets and an increase of $0.4  million to goodwill as of October 1, 2007. Upon adoption at October 1, 2007, we had $26.5 million of total unrecognized tax benefits. Of this total, $14.8 million, net of the federal benefit on state issues, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We recognize interest related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income. As of the adoption date, we had accrued interest of $2.3 million related to the unrecognized tax benefits.
     During the quarter ended December 31, 2007 the total unrecognized tax benefits and related interest did not change materially.
     We are currently in the process of settling audits of several open tax years and it is reasonably possible that our total unrecognized tax benefits could decrease by $14 to $16 million as a result of the settlement of these audits and payments within the next 12 months.
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

FAIR ISAAC CORPORATION
NOTES TO CONDENDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     As of December 31, 2007, $391.0 million of the Senior Notes remain outstanding and are classified as short-term debt in our consolidated condensed balance sheet, because noteholders may require us to repurchase for cash all or part of the Senior Notes on August 15, 2008.
10. Credit Agreement
     In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of December 31, 2007, we had $190.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.4375%.
11. Contingencies
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
Braun Consulting, Inc.
     Braun (which we acquired in November 2004) was a defendant in a lawsuit filed on November 26, 2001, in the United States District Court for the Southern District of New York (Case No. 01 CV 10629) that alleges violations of federal securities laws in connection with Braun’s initial public offering in August 1999. This lawsuit is among approximately 300 coordinated putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings. As successor-in-interest to Braun, we have entered into a Stipulation and Agreement of Settlement, pursuant to a Memorandum of Understanding, along with most of the other defendant issuers in this coordinated litigation, where such issuers and their officers and directors will be dismissed with prejudice, subject to the satisfaction of certain conditions, including, among others, approval of the Court. Under the terms of this Agreement, we would not pay any amount of the settlement.

FAIR ISAAC CORPORATION
NOTES TO CONDENDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     However, since December 2006, certain procedural matters concerning the class status have been decided in the district and appellate courts of the Second Circuit, ultimately determining that no class status exists for the plaintiffs. Since there is no class status, there can be no agreement, thus the District Court entered an order formally denying the motion for final approval of the settlement agreement. We cannot predict whether the issuers and their insurers will be able to renegotiate a settlement that would comply with the appellate court’s ruling. Plaintiffs plan to replead their complaints and move for class certification again.
     We intend to continue to defend vigorously against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.
12. New Accounting Pronouncements Not Yet Adopted
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) states that business combinations will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statement issued for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS 141(R) will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS 160 will have on our consolidated financial statements.
13. Subsequent Event
     On January 21, 2008, we acquired Dash Optimization (“Dash”), a leading provider of decision modeling and optimization software, for an aggregate cash purchase price of approximately $32 million. We will account for this transaction using the purchase method of accounting. We have not yet completed our preliminary allocation of the purchase price to acquired assets and liabilities. The results of Dash will be included in our results beginning on January 21, 2008.

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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended December 31, 2007, 71% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; workers’ compensation and automobile medical injury insurance claims; and wireless and wireline calls and subscriber levels. Approximately 74% of our revenues during the quarters ended December 31, 2007 and 2006, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended December 31, 2007, we achieved bookings of $102.4 million, including four deals with bookings value of $3.0 million or more. In comparison, bookings in the prior year quarter ended December 31, 2006 were $72.1 million. There were no deals with bookings values of $3.0 million or more during the quarter ended December 31, 2006.
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
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $61.0 million and $61.2 million during the quarters ended December 31, 2007 and 2006, respectively, representing 31% and 29% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     In March 2007, we sold the assets and products associated with our mortgage banking solutions product line, which was included in the Strategy Machines Solutions segment, for $15.8 million in cash. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the product line that was not deductible for income tax purposes. For the prior year quarter ended December 31, 2006, we recorded revenues from the mortgage banking solutions product line of $4.4 million. The earnings contribution from the mortgage banking solutions product line was not significant to our fiscal 2007 results of operations.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended December 31, 2007 and 2006 are set forth in Note 7 to the accompanying condensed consolidated financial statements.
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended
	December 31,				Period-to-Period	Period-to-Period
	2007	2006	Percentage of Revenues		Change	Percentage
Segment	(In thousands)		2007	2006	(In thousands)	Change
Strategy Machine Solutions	$105,580	$109,753	53%	53%	$(4,173)	(4)%
Scoring Solutions	42,727	44,918	21%	21%	(2,191)	(5)%
Professional Services	37,142	39,333	19%	19%	(2,191)	(6)%
Analytic Software Tools	13,936	14,223	7%	7%	(287)	(2)%

	$199,385	$208,227	100%	100%	(8,842)	(4)%

     Quarter Ended December 31, 2007 Compared to Quarter Ended December 31, 2006 Revenues
     Strategy Machine Solutions segment revenues decreased $4.2 million due to the sale last year of our mortgage banking solutions product line, which contributed $4.0 million of segment revenues in the prior year quarter. In addition, segment revenues declined due to a $3.9 million decrease in revenues from our customer management solutions, a $1.4 million decrease in revenues from our marketing solutions and a $0.7 million net decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $2.8 million increase in revenues from our collections and recovery solutions, a $1.8 million increase in revenues from our consumer solutions and a $1.3 million increase in revenues from our fraud solutions.
     The decrease in customer management solutions revenues was attributable to a decline in license sales, as the prior year quarter included several large license sales. In addition, there was a decline in customer management solutions’ transactional revenues. The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of a large customer. The increase in consumer solutions revenues was attributable to increases in revenues derived from myfico.com and our strategic alliance partners. The increase in fraud solutions revenues was attributable primarily to increases in volumes associated with transactional-based agreements which more than offset the impact of unfavorable pricing on a renewed customer contract. However, we have experienced a delay in a product upgrade, which impacted current year bookings and revenues and may continue to impact fraud solutions bookings and revenues in future periods.
     Scoring Solutions segment revenues decreased $2.2 million primarily due to a decline in revenues derived from our prescreening and account management services sold directly to users, which resulted from increased pricing pressures, and a decline in prescreen revenues derived from the credit reporting agencies. The decline was also to a much lesser extent due to a decrease in prescreening initiatives by our customers. The decline was partially offset by an increase in revenues for online risk scoring services and credit based insurance scores, which are sold through the credit reporting agencies. We expect that pricing and competitive pressures will continue to adversely affect segment revenues in fiscal 2008.
     During the quarters ended December 31, 2007 and 2006, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues decreased $2.2 million due to a decline in analytical services, fraud consulting services and implementation services for our originations products. In the prior year quarter, we had revenues for services to develop predictive models for a large customer. The decrease in fraud consulting services was primarily due to revenues derived in the prior year quarter from a gain-share provision associated with a large customer. The decrease was partially offset by an increase in revenues derived from our customer management and marketing solutions services.
     Analytic Software Tools segment revenues decreased $0.3 million primarily due to a small decline in sales of perpetual and term licenses. The decrease was partially offset by an increase in maintenance revenues. The increase in maintenance revenues was due to growth in our installed base of Blaze Advisor software applications.

Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended
	December 31,				Period-to-Period	Period-to-Period
	2007	2006	Percentage of Revenues		Change	Percentage
	(In thousands)		2007	2006	(In thousands)	Change
Revenues	$199,385	$208,227	100%	100%	$(8,842)	(4)%

Operating expenses:
Cost of revenues	75,940	70,569	38%	34%	5,371	8%
Research and development	19,615	17,719	10%	8%	1,896	11%
Selling, general and administrative	67,511	68,648	33%	33%	(1,137)	(2)%
Amortization of intangible assets	3,546	6,390	2%	3%	(2,844)	(45)%
Restructuring and acquisition-related	(445)	—	—	—	(445)	—

Total operating expenses	166,167	163,326	83%	78%	2,841	2%

Operating income	33,218	44,901	17%	22%	(11,683)	(26)%
Interest income	2,550	3,564	1%	1%	(1,014)	(28)%
Interest expense	(4,421)	(2,676)	(2)%	(1)%	(1,745)	(65)%
Other expense, net	(257)	(453)	—	—	196	43%

Income before income taxes	31,090	45,336	16%	22%	(14,246)	(31)%
Provision for income taxes	10,904	14,111	6%	7%	(3,207)	(23)%

Net income	$20,186	$31,225	10%	15%	(11,039)	(35)%

Number of employees at quarter end	2,896	2,712			184	7%
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
     The quarter over quarter increase of $5.4 million in cost of revenues resulted from a $2.2 million increase in third-party software and data, a $1.1 million increase in travel costs, a $1.0 million increase in personnel and other labor-related costs and a $1.1 million increase in other costs. The increase in third-party software and data costs was due to an increase in the sale of products that require data acquisition, including our consumer solutions products. The increase in personnel and other labor-related costs was attributable primarily to an increase in salary and related benefit costs, which included the impact of annual staff salary increases, and an increase in third party staffing costs to support implementation and consulting services.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with, or slightly lower than, those incurred during the quarter ended December 31, 2007.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The quarter over quarter increase of $1.9 million in research and development expenditures was attributable primarily to a $1.2 million increase in personnel and related costs, a $0.4 million increase in facilities and infrastructure costs and a $0.3 million increase in other expenses. The increase in personnel and related costs was driven by additional staff to support product development initiatives and costs associated with annual salary adjustments. The increase was partially offset by a shift of employees to lower cost non-U.S. locations. The increase in facilities and infrastructure costs was attributable primarily to an increase in allocated facility and information system costs associated with increased development activities.

     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with that incurred during the quarter ended December 31, 2007.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter decrease of $1.1 million in selling, general and administrative expenses was attributable to a $5.2 million decrease in personnel and other labor-related costs partially offset by a $1.8 million increase in travel costs, a $1.0 million increase in marketing expenses and a $1.3 million net increase in other expenses. The decrease in personnel and labor-related costs related primarily to lower commission and incentive costs associated with the decline in revenues. The increase in marketing costs was driven by programs to promote brand awareness and drive sales growth.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with that incurred during the quarter ended December 31, 2007.
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
     The quarter over quarter decline of $2.8 million in amortization expense was attributable to certain intangible assets associated with our fiscal 2002 acquisition of HNC Software Inc., becoming fully amortized last fiscal year.
     Restructuring and Acquisition-Related
     During the quarter ended December 31, 2007, we recorded a $0.4 million expense reversal due to favorable sublease arrangements we entered into for office space that was vacated last year.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $1.0 million was attributable to a decline in cash and marketable security investments and interest associated with settlement of a state tax examination that we recognized in the prior year quarter.
     Interest Expense
     Interest expense recorded during the quarter ended December 31, 2007 and 2006 relates to our 1.5% Senior Convertible Notes (“Senior Notes”) and interest associated with borrowing under our revolving credit facility. The quarter over quarter increase in interest expense of $1.7 million resulted from an increase in borrowings under our revolving credit facility.
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
     The decrease in other expense, net was primarily due to foreign exchange currency losses of $0.2 million that were recognized in the quarter ended December 31, 2007, compared with foreign exchange currency losses of $0.5 million recorded in the quarter ended December 31, 2006.

     Provision for Income Taxes
     Our effective tax rate was 35.1% and 31.1% during the quarters ended December 31, 2007 and 2006, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     Our effective tax rate for the quarter ended December 31, 2007, was positively impacted by improved operating results in certain foreign jurisdictions and an increase in the manufacturing deduction. Income tax expense in the quarter ended December 31, 2006, included a benefit of $1.8 million related to a favorable settlement of a state tax examination. In addition, income tax expense was reduced by $0.5 million as a result of the recognition of U.S federal research tax credits related to fiscal 2006.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended
	December 31,			Period-to-Period
	2007	2006	Period-to-Period	Percentage
Segment		(In thousands)	Change	Change
Strategy Machine Solutions	$12,000	$19,771	$(7,771)	(39)%
Scoring Solutions	25,547	28,879	(3,332)	(12)%
Professional Services	1,274	3,540	(2,266)	(64)%
Analytic Software Tools	2,045	2,283	(238)	(10)%

Segment operating income	40,866	54,473	(13,607)	(25)%
Unallocated share-based compensation	(8,093)	(9,572)	1,479	15%
Unallocated restructuring and acquisition-related	445	—	445	100%

Operating income	$33,218	$44,901	(11,683)	(26)%

     The quarter over quarter decrease of $11.7 million in operating income was attributable to a decline in segment revenues and an increase in operating expenses, partially offset by a reduction in share-based compensation expense. At the segment level, the decline in segment operating income was driven by decreases of $7.8 million in segment operating income in Strategy Machine Solutions, $3.3 million in segment operating income in our Scoring Solutions segment, $2.3 million in segment operating income in Professional Services segment and $0.2 million in segment operating income in Analytic Software Tools segment. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in sales of customer management solutions and marketing solutions products and higher operating expenses. The operating expense increase was due to higher third party data costs and an increase in product development costs, partially offset by a decrease in incentive costs and amortization expense. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from prescreening services that we provided directly to users in financial services and higher legal expenses. The decrease in Professional Services segment operating income was the result of the decline in revenues and higher third party staff costs. In our Analytic Software Tools segment, lower segment operating income was due to a modest decline in sales of licenses for our EDM products.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $59.6 million during the quarter ended December 31, 2006 to $48.0 million during the quarter ended December 31, 2007. Operating cash flows were negatively impacted by the decline in earnings during the quarter ended December 31, 2007 and cash paid for a legal settlement and incentive payments that were accrued last year. Operating cash flows were positively impacted by a decrease in trade receivables of $17.7 million, which resulted from the timing of cash receipts and improvements made to our collections process.

     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $6.0 million during the quarter ended December 31, 2007, compared to net cash provided by investing activities of $16.1 million in the quarter ended December 31, 2006. The decline in cash flows provided by investing activities was primarily attributable to a $9.3 million decrease in proceeds from sales and maturities of marketable securities, net of purchases, and a $2.3 million increase in property and equipment purchases.
     Cash Flows from Financing Activities
     Net cash used by financing activities totaled $49.5 million in the quarter ended December 31, 2007, compared to net cash used by financing activities of $53.0 million in the quarter ended December 31, 2006. The change in cash flows from financing activities was primarily due to a $72.1 million decrease in common stock repurchased, a $50.0 million decrease in cash proceeds from borrowings under a revolving credit facility and a $17.6 million decrease in proceeds from the issuance of common stock under employee stock plans. We used cash provided by operations and borrowings under the revolving credit facility to fund common stock repurchased during the quarter.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the quarter ended December 31, 2007, we expended $82.4 million in connection with our repurchase of common stock under such programs.
     In November 2007, our Board of Directors approved a new common stock repurchase program that replaced a previous program. The new program allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of December 31, 2007, we had $182.3 million remaining under this authorization.
     Dividends
     During the quarter ended December 31, 2007, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
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
     As of December 31, 2007, $391.0 million of the Senior Notes remain outstanding and are classified as short-term debt in our consolidated condensed balance sheet, because noteholders may require us to repurchase for cash all or part of the Senior Notes on August 15, 2008.
   Credit Agreement
     In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of December 31, 2007, we had $190.0 million of borrowings outstanding under the credit facility at an average interest rate of 5.4375%.
   Capital Resources and Liquidity Outlook
     As of December 31, 2007, we had $226.2 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $600 million revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any repayment of existing debt, including the possible retirement of our Senior Notes, over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited
     Off-Balance Sheet Arrangements
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
     As described above, sometimes our customer arrangements have multiple deliverables, including service elements.  Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended). If not, we apply the separation provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF Issue No. 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists.  When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit.  If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement and this could have a material impact on our consolidated results of operations.  Sometimes this results in recognizing the entire arrangement fee when delivery of the last element in a multiple element arrangement occurs.  For example, if the last undelivered element is a service, we recognize revenue for the entire arrangement fee as the service is performed, or if no pattern of performance is discernable, we recognize revenue on a straight-line basis over the term of the arrangement.
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
New Accounting Pronouncements Not Yet Adopted
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) which states that all business combinations will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statement issued for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS 141(R) will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS 160 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
     We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2007 and September 30, 2007:

	December 31, 2007			September 30, 2007
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(dollars in thousands)
Cash and cash equivalents	$99,863	$99,863	3.72%	$95,286	$95,284	4.43%
Short-term investments	58,152	58,108	4.62%	125,293	125,327	5.21%
Long-term investments	62,488	62,588	4.08%	7,517	7,530	5.33%

	$220,503	$220,559	4.06%	$228,096	$228,141	4.89%

     We are the issuer of 1.5% Senior Convertible Notes (“Senior Notes”) that mature in August 2023. The fair value of our Senior Notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at December 31, 2007 and September 30, 2007:

	December 31, 2007			September 30, 2007
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Notes	$390,963	$390,963	$385,587	$390,963	$390,963	$391,452
     We have interest rate risk with respect to our five-year $600 million unsecured revolving credit facility. Interest rates are applied to amounts outstanding under this facility at variable rates based on Federal Funds rate plus 0.50% or LIBOR plus margins that range from 0.30% to 0.55% based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of December 31, 2007 we had $190 million of borrowings outstanding on this facility and we had $170 million borrowings outstanding as of September 30, 2007.
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

     The following table summarizes our outstanding forward foreign currency contracts, by currency at December 31, 2007:

	Contract Amount
	Foreign		Fair Value
	Currency	US$	US$
		(In thousands)
Sell foreign currency:
EURO (EUR)	EUR 8,000	$11,774	$—
Japanese Yen (YEN)	YEN 105,000	940	—

Buy foreign currency:
British Pound (GBP)	GBP 120	$240	$—
     The forward foreign currency contracts were all entered into on December 31, 2007, therefore, the fair value was $0 on that date.
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
Not applicable.
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

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased (2)	Paid per Share	or Programs	the Plans or Programs
October 1, 2007 through October 31, 2007	—	—	—	$49,210,929
November 1, 2007 through November 30, 2007	2,121,336	$38.85	2,121,336	$182,264,196
December 1, 2007 through December 31, 2007	15,415	$34.26	—	$182,264,196

	2,136,751	$38.82	2,121,336	$182,264,196

(1)	In November 2007, our Board of Directors approved a new common stock repurchase program that replaces our previous program and allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 15,415 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees in December 2007.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1
By-laws of the Company. (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004, and Exhibit 3.1 to the Company’s Form 8-K filed on December 11, 2007.)

10.1	Agreement dated December 7, 2007, between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 11, 2007.)

10.42	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.

10.49	Form of Restricted Stock Unit Agreement, as amended effective July 18, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION
DATE: February 8, 2008	By	/s/ CHARLES M. OSBORNE
Charles M. Osborne
Executive Vice President, Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: February 8, 2008	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2007

Exhibit
Number	Description
3.1	By-laws of the Company.	Incorporated by Reference

10.1	Agreement dated December 7, 2007, between the Company and the Sandell Group.	Incorporated by Reference

10.42	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Filed Electronically

10.49	Form of Restricted Stock Unit Agreement, as amended effective July 18, 2007.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically