Form 10-K/A
period 2007-09-30
FAIR ISAAC CORP
filed 2008-04-29
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     The number of shares of common stock outstanding on March 31, 2008 was 48,588,622 (excluding 40,268,162 shares held by the Company as treasury stock).
     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders held on February 4, 2008.

Item 3. Legal Proceedings
Item 8. Financial Statements and Supplementary Data
Item 9A. Controls and Procedures
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Consent of Deloitte & Touche LLP
Certification of CEO
Certification of CFO
Section 1350 Certifications of CEO
Section 1350 Certifications of CFO

Explanatory Note
     This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, initially filed on November 28, 2007, is being filed for the primary purpose of adding Deloitte & Touche LLP’s conformed signature (“/s/ Deloitte & Touche LLP”) at the bottom of its Report of Independent Registered Public Accounting Firm. The conformed signature was inadvertently omitted in the version of the report previously filed. We are including the signed Report of Independent Registered Public Accounting Firm in a new Item 8, Financial Statements and Supplementary Data, to amend and replace in its entirety the Item 8, Financial Statements and Supplementary Data as previously filed. In addition, we amended Item 3, Legal Proceedings, to provide additional disclosure of certain legal matters. We are including a new Item 3, Legal Proceedings, to amend and replace in its entirety the Item 3, Legal Proceedings as previously filed. We also amended Item 9A, Controls and Procedures, to modify the language included therein. We are including a new Item 9A, Controls and Procedures, to amend and replace in its entirety the Item 9A, Controls and Procedures as previously filed.
     Except as described above, no other amendments are being made to the Annual Report. We are including in this amendment Item 15 — Financial Statements and Exhibits, Exhibit 23.1, the consent of our independent registered public accounting firm and Exhibits 31.1, 31.2, 32.1 and 32.2, the certifications of the Principal Executive Officer and Principal Financial Officer. This Form 10-K/A does not reflect events occurring after the November 28, 2007 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the previously discussed amendments.

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
     On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit primarily relates to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We allege in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, trade secret misappropriation, and breach of contract. We are seeking injunctive relief, and compensatory and punitive damages. The defendants have made no counterclaims against Fair Isaac in the lawsuit. Discovery is ongoing and scheduled to close by July 2008, with trial expected in mid-2009.
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
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 28, 2007

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$95,284	$75,154
Marketable securities available for sale, current portion	125,327	152,141
Accounts receivable, net	177,402	165,806
Prepaid expenses and other current assets	24,738	17,998
Deferred income taxes	—	2,211

Total current assets	422,751	413,310
Marketable securities available for sale, less current portion	13,776	38,318
Other investments	12,374	2,161
Property and equipment, net	52,157	56,611
Goodwill	692,922	695,162
Intangible assets, net	62,923	90,900
Deferred income taxes	14,828	20,010
Other assets	4,040	4,733

	$1,275,771	$1,321,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,300	$12,162
Senior convertible notes	390,963	400,000
Accrued compensation and employee benefits	44,202	34,936
Other accrued liabilities	31,887	41,647
Deferred revenue	42,572	48,284

Total current liabilities	525,924	537,029
Revolving line of credit	170,000	—
Other liabilities	13,533	14,148

Total liabilities	709,457	551,177

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 51,064 and 59,369 shares outstanding at September 30, 2007 and 2006, respectively)	511	594
Paid-in-capital	1,097,327	1,073,886
Treasury stock, at cost (37,793 and 29,488 shares at September 30, 2007 and 2006, respectively)	(1,290,393)	(952,979)
Retained earnings	745,054	644,836
Accumulated other comprehensive income	13,815	3,691

Total stockholders’ equity	566,314	770,028

	$1,275,771	$1,321,205

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended September 30,
	2007	2006	2005
Revenues	$822,236	$825,365	$798,671

Operating expenses:
Cost of revenues (1)	293,482	281,977	275,065
Research and development	70,599	84,967	81,295
Selling, general and administrative (1)	285,541	260,845	223,400
Amortization of intangible assets (1)	23,226	25,191	25,900
Restructuring and acquisition-related	2,455	19,662	—
Gain on sale of product line assets	(1,541)	—	—

Total operating expenses	673,762	672,642	605,660

Operating income	148,474	152,723	193,011
Interest income	13,527	15,248	8,402
Interest expense	(12,766)	(8,569)	(8,347)
Other income (expense), net	427	(210)	1,022

Income before income taxes	149,662	159,192	194,088
Provision for income taxes	45,012	55,706	59,540

Net income	$104,650	$103,486	$134,548

Earnings per share:
Basic	$1.87	$1.63	$2.02

Diluted	$1.82	$1.59	$1.86

Shares used in computing earnings per share:
Basic	56,054	63,579	66,556

Diluted	57,548	65,125	73,584

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to consolidated financial statements.
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

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$104,650	$103,486	$134,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,224	48,805	51,517
Share-based compensation	36,261	42,085	2,927
Deferred income taxes	3,800	1,125	13,279
Tax benefit from exercised stock options	16,684	10,571	12,711
Excess tax benefits from share-based payment arrangements	(12,623)	(7,094)	—
Net amortization (accretion) of premium (discount) on marketable securities	(1,098)	(110)	420
Provision for doubtful accounts	4,972	2,200	3,691
Gain on sale of product line assets	(1,541)	—	—
Net loss on sales of property and equipment	693	70	71
Changes in operating assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	(15,837)	(9,686)	(7,527)
Prepaid expenses and other assets	(3,400)	4,489	(2,485)
Accounts payable	1,584	126	(1,773)
Accrued compensation and employee benefits	8,864	3,326	(2,395)
Other liabilities	(9,492)	7,686	(8,665)
Deferred revenue	(4,578)	(8,037)	17,763

Net cash provided by operating activities	179,163	199,042	214,082

Cash flows from investing activities:
Purchases of property and equipment	(22,735)	(31,409)	(16,414)
Cash proceeds from sales of property and equipment	566	—	—
Cash proceeds from sales of product line assets	15,758	500	750
Cash paid for acquisitions, net of cash acquired	—	—	(41,312)
Cash proceeds from disposition of London Bridge Phoenix Software, Inc.	—	—	22,672
Purchases of marketable securities	(180,951)	(176,251)	(241,273)
Proceeds from sales of marketable securities	14,250	53,390	118,472
Proceeds from maturities of marketable securities	220,763	136,743	154,804
Investment in cost-method investees	(10,213)	—	(600)

Net cash provided by (used in) investing activities	37,438	(17,027)	(2,901)

Cash flows from financing activities:
Proceeds from revolving line of credit	170,000	—	—
Payments for repurchases of senior convertible notes	(9,037)	—	—
Debt issuance costs	(858)	—	—
Proceeds from issuances of common stock under employee stock option and purchase plans	84,087	64,200	71,867
Dividends paid	(4,432)	(5,100)	(5,316)
Repurchases of common stock	(451,088)	(256,487)	(328,537)
Excess tax benefits from share-based payment arrangements	12,623	7,094	—

Net cash used in financing activities	(198,705)	(190,293)	(261,986)

Effect of exchange rate changes on cash	2,234	552	(385)

Increase (decrease) in cash and cash equivalents	20,130	(7,726)	(51,190)
Cash and cash equivalents, beginning of year	75,154	82,880	134,070

Cash and cash equivalents, end of year	$95,284	$75,154	$82,880

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $30, $2,378 and $2,951 during the years ended September 30, 2007, 2006 and 2005, respectively	$38,127	$37,586	$23,932
Cash paid for interest	$9,580	$6,000	$6,000
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
3. Sales of Product Line Assets
     In March 2007, we sold the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. The assets sold include accounts receivable, certain identifiable intangible assets and goodwill. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the mortgage banking solutions product line that was not deductible for income tax purposes. We acquired the mortgage banking solutions through our May 2004 acquisition of London Bridge Software Holdings plc (“London Bridge”). The product line sold includes software and e-commerce services used in the origination processing, underwriting, pricing, product definition, closing, secondary marketing, servicing, and default management of mortgage and construction loans, and BridgeLinkTM e-Services for the mortgage industry. Revenues attributable to the mortgage banking solutions product line for the years ended September 30, 2007, 2006 and 2005 were $7.7 million, $19.9 million and $20.5 million, respectively.
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

     Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During fiscal 2007, 2006 and 2005, we increased our allowance for the provision for doubtful accounts by $5.0 million, $2.2 million and $3.7 million, respectively, recorded an allowance for doubtful accounts on acquired receivables of $0, $0 and $0.5 million, respectively, and wrote off receivables (net of recoveries) of $2.9 million, $3.4 million and $5.7 million, respectively. In addition, we recorded a $5.9 million decrease in the allowance in fiscal 2005 from the completion of the purchase price allocation for the London Bridge acquisition, the disposition of Phoenix and currency translation.
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
     For fiscal 2007, the change in the balance of the NOL carryforward was due to utilization. We acquired NOL and research credit carryforwards in connection with our acquisitions of Braun, London Bridge, and HNC in fiscal 2005, 2004 and 2002, respectively. As of September 30, 2007, we had available U.S. federal, state and foreign NOL carryforwards of approximately $49.8 million, $14.4 million and $32.3 million, respectively. We also have available U.S. federal and state research credit carryforwards of approximately $8.9 million and $7.8 million, respectively. The U.S. federal NOL carryforwards will expire at various dates beginning in fiscal 2010 through fiscal 2024, if not utilized. The state NOL carryforwards will begin to expire in fiscal 2008 through fiscal 2024, if not utilized. The U.S. federal research credit carryforwards will begin to expire in fiscal 2008 through 2022, if not utilized. Utilization of the U.S. federal and state NOL and research credit carryforwards are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions. In addition, certain limitations apply to our ability to utilize the foreign NOL carryforwards.
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
     We used the following assumptions to estimate the fair value of share-based payment awards during fiscal 2007, 2006 and 2005:

	2007	2006	2005
Stock Options:
Average expected term (years)	4.79	4.75	4.00
Expected volatility (range)	28- 31%	28- 30%	39- 52%
Weighted average volatility	29%	29%	50%
Risk-free interest rate (range)	3.9- 5.0%	4.2- 5.2%	3.2- 4.0%
Expected dividend yield	0.2%	0.2%	0.2%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005
Employee Stock Purchase Plan:
Average expected term (years)	0.5	0.5	0.5
Expected volatility (range)	21-23%	22-23%	18-46%
Weighted average volatility	23%	23%	31%
Risk-free interest rate (range)	4.9- 5.3%	4.4- 5.3%	2.5-3.2%
Expected dividend yield	0.2%	0.2%	0.2%
Stock-Based Activity
     The following table summarizes option activity during fiscal 2007:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2006	13,785	$32.25
Granted	1,469	39.99
Exercised	(3,137)	23.95
Forfeited	(1,502)	40.49

Outstanding at September 30, 2007	10,615	34.61	5.23	$41,156

Options exercisable at September 30, 2007	5,945	31.70	4.67	$35,184

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

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2006	2007	2007	2007 (2)
	(In thousands, except per share data)
Revenues	$208,227	$201,000	$205,782	$207,227
Cost of revenues	70,569	74,172	73,731	75,010

Gross profit	$137,658	$126,828	$132,051	$132,217

Net income	$31,225	$21,438	$23,768	$28,219

Earnings per share (1):
Basic	$0.54	$0.38	$0.43	$0.53

Diluted	$0.52	$0.37	$0.42	$0.52

Shares used in computing earnings per share:
Basic	58,057	56,940	55,776	53,459

Diluted	59,985	58,659	56,896	54,669

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2005	2006	2006	2006
	(In thousands, except per share data)
Revenues	$202,790	$208,157	$207,129	$207,289
Cost of revenues	67,045	73,144	71,497	70,291

Gross profit	$135,745	$135,013	$135,632	$136,998

Net income (3)	$28,457	$26,973	$26,003	$22,053

Earnings per share (1):
Basic	$0.44	$0.41	$0.41	$0.36

Diluted	$0.43	$0.40	$0.40	$0.35

Shares used in computing earnings per share:
Basic	64,211	65,052	63,664	61,423

Diluted	66,219	66,834	64,973	62,506

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007, 2006 and 2005

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.
(2)	The results for the quarter ended September 30, 2007 included $7.3 million of tax benefits, a $5.9 million charge associated with the resolution of a customer lawsuit and a $2.5 million charge for restructuring and acquisition-related expenses.
(3)	Restructuring and acquisition-related expenses for the quarters ended December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 were $(0.7) million, $2.2 million, $5.3 million and $12.9 million, respectively.

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2007.
     Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2007, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 15. Exhibits and Financial Statement Schedules
Exhibits:

Exhibit
Number	Description
3.1	By-laws of the Company. (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004, and Exhibit 3.2 to the Company’s Form 8-K filed on November 7, 2006.)

3.2	Composite Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004.)

4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)

4.2	Form of Rights Certificate. (Included in Exhibit 4.1.)

4.3	Indenture, dated as of August 6, 2003, between the Company and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2003.)

Exhibit
Number	Description
4.4	Form of 1.5% Senior Convertible Note due August 15, 2023. (Included in Exhibit 4.3.)

4.5	Indenture, dated as of March 31, 2005, between Fair Isaac and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on April 5, 2005.)

10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-62492, filed June 7, 2001.) (1)

10.2	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.) (1)

10.3	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.) (1)

10.4	HNC’s 1998 Stock Option Plan, as amended through September1, 2000, and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.) (1)

10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.) (1)

10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed
February 5, 1999.) (1)

10.7	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.) (1)

10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.) (1)

10.9	Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.) (1)

10.10	Fair, Isaac Supplemental Retirement and Savings Plan and Trust Agreement effective November 1, 1994. (Incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2001.) (1)

10.11	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.) (1)

10.12	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.) (1)

10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.) (1)

10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.) (1)

10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.) (1)

10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.) (1)

10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.) (1)

Exhibit
Number	Description
10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Mark Greene). (1)

10.19	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001. (Incorporated by reference to Exhibit 10.35 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)

10.20	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)

10.21	Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-32396, filed March 14, 2000.) (1)

10.22	Thomas G. Grudnowski Stock Option Plan. (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-66332, filed July 31, 2001.) (1)

10.23	2002 Stock Bonus Plan of the Company. (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 Registration Statement, File No. 333-97695, filed August 6, 2002.) (1)

10.24	Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.25	Nonstatutory Stock Option Agreement with Thomas G. Grudnowski entered into as of November 16, 2001. (Incorporated by reference to Exhibit 10.59 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.26	Employment Agreement entered into effective January 30, 2004, by and between Fair Isaac Corporation and Thomas G. Grudnowski. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2003.) (1)

10.27	Agreement and Plan of Merger, dated as of September 20, 2004, among Braun Consulting, Inc., Fair Isaac Corporation and HSR Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 24, 2004.)

10.28	Braun’s Amended and Restated 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to Braun’s Form S-1 Registration Statement, File No. 333-31824, filed March 6, 2000.) (1)

10.29	Braun’s 1998 Employee Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.7 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.) (1)

10.30	Braun’s 1998 Executive Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.8 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.) (1)

10.31	Braun’s 1999 Independent Director Stock Option Plan. (Incorporated by reference to Exhibit 10 to Braun’s Form 10-Q for the fiscal quarter ended September 30, 1999.) (1)

10.32	Braun’s Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc. (Incorporated by reference to Exhibit 99.5 to Braun’s Form S-8 Registration Statement, File No. 333-30788, filed February 18, 2000.) (1)

10.33	Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended. (Incorporated by reference to Exhibit 99.1 to Braun’s Form S-8 Registration Statement, File No. 333-110448, filed November 11, 2003.) (1)

10.34	Fair Isaac Supplemental Retirement and Savings Plan (As Amended And Restated Effective December 1, 2004). (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8- K filed on December 30, 2004.)

10.35	Perleberg Expatriate Agreement. (Incorporated by reference to Exhibit 99.1 to Fair Isaac’s Form 8-K filed on March 14, 2005.)

10.36	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.)

Exhibit
Number	Description
10.37	2001 Equity Incentive Plan as adopted April 10, 2001, and amended May 15, 2005. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)

10.38	2003 Employment Inducement Award Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.2 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)

10.39	1992 Long-Term Incentive Plan as amended effective December 3, 2006.

10.40	Description of Outside Director compensation program. (Incorporated by reference to Item 1.01 of Fair Isaac’s Form 8-K filed on September 1, 2005.)

10.41	Pautsch Retention Agreement. (Incorporated by reference to Exhibit 10.46 to Fair Isaac’s Form 10-K for the fiscal year ended September 30, 2005.)

10.42	Form of Non-Qualified Stock Option Agreement under 1992 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.) (1)

10.43	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.) (1)

10.44	Transition Agreement dated November 1, 2006, by and between Fair Isaac Corporation and Thomas G. Grudnowski.
(Incorporated by reference to Exhibit 10 to Fair Isaac’s Form 8-K filed on November 7, 2006.) (1)

10.45	Credit Agreement among Fair Isaac, Wells Fargo Bank, National Association, U.S. Bank National Association, Bank of
America, N.A., and JPMorgan Chase Bank, N.A., dated October 20, 2006. (Incorporated by reference to Exhibit 10.1 to
Fair Isaac’s Form 8-K filed on October 23, 2006.)

10.46	Management Incentive Plan, Fiscal 2006. (1)

10.47	Management Incentive Plan, Fiscal 2007. (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.) (1)

10.48	Transition Agreement dated December 8, 2006, by and between Fair Isaac and Gresham T. Brebach, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006). (1)

10.49	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006). (1)

10.50	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007). (1)

10.51	Management Agreement dated February 14, 2007, by and between Fair Isaac and Dr. Mark Greene (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007). (1)

10.52	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 25, 2007).

10.53	Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on October 22, 2007). (1)

10.54	Management Incentive Plan, Fiscal 2008 (1)

12.1	Computations of ratios of earnings to fixed charges.

21.1	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

Exhibit
Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ CHARLES M. OSBORNE Charles M. Osborne
Executive Vice President
and Chief Financial Officer
DATE: April 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The directors signing below constitute a majority of the registrant’s board of directors.

* Dr. Mark N. Greene	Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2008

* Charles M. Osborne	Executive Vice President. Chief Financial Officer (Principal Financial Officer)	April 29, 2008

* Michael J. Pung	Vice President, Finance (Principal Accounting Officer)	April 29, 2008

* A. George Battle	Director	April 29, 2008

* Tony J. Christianson	Director	April 29, 2008

* Alex W. Hart	Director	April 29, 2008

* Guy R. Henshaw	Director	April 29, 2008

* James Kirsner	Director	April 29, 2008

* William J. Lansing	Director	April 29, 2008

* Margaret L. Taylor	Director	April 29, 2008

* By:	/s/ CHARLES M. OSBORNE Charles M. Osborne
Attorney-in-Fact

EXHIBIT INDEX
To Fair Isaac Corporation
Report On Form 10-K For The Fiscal Year Ended September 30, 2007

Exhibit
Number	Description

3.1	By-laws of the Company.	Incorporated by Reference

3.2	Composite Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

4.1	Rights Agreement dated as of August 8, 2001, between Fair,	Incorporated by Reference
Isaac and Company, Incorporated and Mellon Investor Services
LLC, which includes as Exhibit B the form of Rights
Certificate and as Exhibit C the Summary of Rights.

4.2	Form of Rights Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference

4.3	Indenture, dated as of August 6, 2003, between the Company	Incorporated by Reference
and Wells Fargo Bank Minnesota, N.A., as Trustee.

4.4	Form of 1.5% Senior Convertible Note due August 15, 2023.	Incorporated by Reference
(Included in Exhibit 4.3.)

4.5	Indenture, dated as of March 31, 2005, between Fair Isaac and	Incorporated by Reference
Wells Fargo Bank, National Association.

10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock	Incorporated by Reference
Option Agreement.

10.2	HNC’s 1995 Directors Stock Option Plan, as amended through	Incorporated by Reference
April 30, 2000.

10.3	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

10.4	HNC’s 1998 Stock Option Plan, as amended through September	Incorporated by Reference
1, 2000, and related form of option agreement.

10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by	Incorporated by Reference
HNC.

10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock	Incorporated by Reference
Option Agreement and Stock Option Exercise Agreement.

10.7	Form of Advanced Information Management Solutions, Inc.	Incorporated by Reference
Stock Option Agreement.

10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC.	Incorporated by Reference

10.9	Form of ONYX Technologies, Inc. Stock Option Agreement.	Incorporated by Reference

10.10	Fair, Isaac Supplemental Retirement and Savings Plan and	Incorporated by Reference
Trust Agreement effective November 1, 1994.

10.11	The Center for Adaptive Systems Applications, Inc. 1995	Incorporated by Reference
Stock Option Plan assumed by HNC.

Exhibit
Number	Description

10.12	Forms of The Center for Adaptive Systems Applications, Inc.	Incorporated by Reference
Stock Option Agreements.

10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by	Incorporated by Reference
HNC.

10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option	Incorporated by Reference
Exercise Agreements under the eHNC Inc. 1999 Equity
Incentive Plan.

10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by	Incorporated by Reference
HNC.

10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option	Incorporated by Reference
Exercise Agreements under the eHNC Inc. 1999 Executive
Equity Incentive Plan.

10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by	Incorporated by Reference
HNC and related forms of agreements.

10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Mark Greene).	Incorporated by Reference

10.19	Strategic Partnership Agreement dated as of October 23,	Incorporated by Reference
2000, between HNC and GeoTrust, Inc., as amended by
Amendment No. 1 dated March 6, 2001.

10.20	Form of Indemnity Agreement entered into by the Company with	Incorporated by Reference
the Company’s directors and executive officers.

10.21	Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference

10.22	Thomas G. Grudnowski Stock Option Plan.	Incorporated by Reference

10.23	2002 Stock Bonus Plan of the Company.	Incorporated by Reference

10.24	Stock Option Agreement with A. George Battle entered into as	Incorporated by Reference
of February 5, 2002.

10.25	Nonstatutory Stock Option Agreement with Thomas G.	Incorporated by Reference
Grudnowski entered into as of November 16, 2001.

10.26	Employment Agreement entered into effective January 30, 2004,	Incorporate by Reference
by and between Fair Isaac Corporation and
Thomas G. Grudnowski.

10.27	Agreement and Plan of Merger, dated as of September 20, 2004,	Incorporated by Reference
among Braun Consulting, Inc., Fair Isaac Corporation and
HSR Acquisition, Inc.

10.28	Braun’s Amended and Restated 1995 Director Stock Option Plan.	Incorporated by Reference

10.29	Braun’s 1998 Employee Long-Term Stock Investment Plan.	Incorporated by Reference

10.30	Braun’s 1998 Executive Long-Term Stock Investment Plan.	Incorporated by Reference

10.31	Braun’s 1999 Independent Director Stock Option Plan.	Incorporated by Reference

10.32	Braun’s Non Qualified Stock Option Plan of Emerging. Technologies Consultants, Inc.	Incorporated by Reference

Exhibit
Number	Description

10.33	Braun’s 2002 Employee Long-Term Stock Investment Plan,	Incorporated by Reference
as amended.

10.34	Fair Isaac Supplemental Retirement and Savings Plan (As	Incorporated by Reference
Amended And Restated Effective December 1, 2004).

10.35	Perleberg Expatriate Agreement.	Incorporated by Reference

10.36	Letter providing terms of offer of employment by the Company to	Incorporated by Reference
Michael H. Campbell dated April 15, 2005.

10.37	2001 Equity Incentive Plan as adopted April 10, 2001, and	Incorporated by Reference
amended May 15, 2005.

10.38	2003 Employment Inducement Award Plan as amended effective	Incorporated by Reference
May 15, 2005.

10.39	1992 Long-Term Incentive Plan as amended effective December 3, 2006	Incorporated by Reference

10.40	Description of Outside Director compensation program.	Incorporated by Reference

10.41	Pautsch Retention Agreement.	Incorporated by Reference

10.42	Form of Non-Qualifed Stock Option Agreement under 1992 Long-	Incorporated by Reference
Term Incentive Plan. (1)

10.43	Form of Restricted Stock Agreement under 1992 Long-Term	Incorporated by Reference
Incentive Plan. (1)

10.44	Transition Agreement dated November 1, 2006, by and between	Incorporated by Reference
Fair Isaac Corporation and Thomas G. Grudnowski.

10.45	Credit Agreement among Fair Isaac, Wells Fargo Bank, National	Incorporated by Reference
Association, U.S. Bank National Association, Bank of America,
N.A., and JPMorgan Chase Bank, N.A., dated October 20, 2006.

10.46	Management Incentive Plan, Fiscal 2006. Incorporated by	Incorporated by Reference
reference to Exhibit 10 to Fair Isaac’s Form 8-K filed on March 3,
2006. (1)

10.47	Management Incentive Plan, Fiscal 2007. (1)	Incorporated by Reference

10.48	Transition Agreement dated December 8, 2006, by and between Fair Isaac and Gresham T. Brebach, Jr.	Incorporated by Reference.

10.49	Form of Restricted Stock Unit Agreement.	Incorporated by Reference.

10.50	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene.	Incorporated by Reference.

10.51	Management Agreement dated February 14, 2007, by and between Fair Isaac and Dr. Mark Greene.	Incorporated by Reference.

10.52	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007.	Incorporated by Reference.

Exhibit
Number	Description

10.53	Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell	Incorporated by Reference

10.54	Management Incentive Plan, Fiscal 2008	Incorporated by Reference

12.1	Computations of ratios of earnings to fixed charges.	Incorporated by Reference

21.1	List of Company’s subsidiaries.	Incorporated by Reference

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

32.1	Section 1350 Certifications of CEO.	Filed Electronically

32.2	Section 1350 Certifications of CFO.	Filed Electronically