Form 10-Q
period 2008-03-31
FAIR ISAAC CORP
filed 2008-05-08
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on April 30, 2008 was 48,623,492 (excluding 40,233,291 shares held by the Company as treasury stock).

 i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$59,963	$95,284
Marketable securities available for sale, current portion	48,918	125,327
Accounts receivable, net	159,337	169,293
Prepaid expenses and other current assets	18,429	23,008
Deferred income taxes	1,391	—
Current assets of discontinued operations	10,989	9,839

Total current assets	299,027	422,751
Marketable securities available for sale, less current portion	79,066	13,776
Other investments	12,374	12,374
Property and equipment, net	49,835	51,007
Goodwill	701,178	685,452
Intangible assets, net	60,919	54,733
Deferred income taxes	14,938	14,828
Other assets	4,335	4,040
Long-term assets of discontinued operations	9,083	16,810

	$1,230,755	$1,275,771

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,221	$15,204
Senior convertible notes	367,259	390,963
Accrued compensation and employee benefits	33,228	43,418
Other accrued liabilities	26,596	30,119
Deferred revenue	36,989	42,010
Current liabilities of discontinued operations	4,433	4,210

Total current liabilities	481,726	525,924

Revolving line of credit	213,000	170,000
Other liabilities	16,854	13,533

Total liabilities	711,580	709,457

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares shares issued and 48,589 and 51,064 shares outstanding at March 31, 2008 and September 30, 2007, respectively)	486	511
Paid-in-capital	1,105,335	1,097,327
Treasury stock, at cost (40,268 and 37,793 shares at March 31, 2008 and September 30, 2007, respectively)	(1,375,025)	(1,290,393)
Retained earnings	776,772	745,054
Accumulated other comprehensive income	11,607	13,815

Total stockholders’ equity	519,175	566,314

	$1,230,755	$1,275,771

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues	$193,234	$190,675	$383,340	$388,839

Operating expenses:
Cost of revenues (1)	72,946	65,239	139,918	127,515
Research and development	20,662	17,431	40,131	34,825
Selling, general and administrative (1)	61,365	67,138	128,124	134,215
Amortization of intangible assets (1)	3,621	5,869	6,684	11,752
Restructuring	6,124	—	5,679	—
Gain on sale of product line assets	—	(1,541)	—	(1,541)

Total operating expenses	164,718	154,136	320,536	306,766

Operating income	28,516	36,539	62,804	82,073

Interest income	1,685	3,341	4,235	6,905

Interest expense	(3,837)	(3,230)	(8,258)	(5,906)

Other income, net	874	491	617	38

Income from continuing operations before income taxes	27,238	37,141	59,398	83,110
Provision for income taxes	9,464	15,510	20,788	29,869

Income from continuing operations	17,774	21,631	38,610	53,241
Loss from discontinued operations, net of tax	(4,287)	(193)	(4,937)	(578)

Net income	$13,487	$21,438	$33,673	$52,663

Basic earnings per share:
Continuing operations	$0.36	$0.38	$0.78	$0.93
Discontinued operations	(0.08)	—	(0.10)	(0.01)

Total	$0.28	$0.38	$0.68	$0.92

Diluted earnings per share:
Continuing operations	$0.36	$0.37	$0.77	$0.90
Discontinued operations	(0.08)	—	(0.10)	(0.01)

Total	$0.28	$0.37	$0.67	$0.89

Shares used in computing earnings per share:
Basic	48,760	56,940	49,404	57,504

Diluted	48,961	58,659	50,084	59,328

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-In-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Income
Balance at September 30, 2007	51,064	$511	$1,097,327	$(1,290,393)	$745,054	$13,815	$566,314
Share-based compensation	—	—	14,926	—	—	—	14,926
Exercise of stock options	450	4	(4,477)	15,389	—	—	10,916
Tax benefit from exercised stock options	—	—	327	—	—	—	327
Forfeitures of restricted stock	(18)	—	573	(573)	—	—	—
Repurchases of common stock	(3,121)	(31)	—	(106,809)	—	—	(106,840)
Issuance of ESPP shares from treasury	172	2	(1,214)	5,906	—	—	4,694
Issuance of restricted stock to employees from treasury	42	—	(2,127)	1,455	—	—	(672)
Dividends paid	—	—	—	—	(1,955)	—	(1,955)
Net income	—	—	—	—	33,673	—	33,673	$33,673
Unrealized gains on investments	—	—	—	—	—	500	500	500
Cumulative translation adjustments	—	—	—	—	—	(2,708)	(2,708)	(2,708)

Balance at March 31, 2008	48,589	$486	$1,105,335	$(1,375,025)	$776,772	$11,607	$519,175	$31,465

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$33,673	$52,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,863	26,867
Share-based compensation	14,926	20,080
Deferred income taxes	1,020	2,001
Tax benefit from exercised stock options	327	13,529
Excess tax benefits from share-based payment arrangements	(1,216)	(10,079)
Gain on repurchase of senior convertible notes	(356)	—
Net amortization (accretion) of premium (discount) on marketable securities	177	(822)
Provision for doubtful accounts	1,753	2,804
Loss on sale of discontinued operations	6,921	—
Gain on sale of product line assets	—	(1,541)
Net gain on sales of property and equipment	(37)	(1)
Changes in operating assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	8,133	(16,846)
Prepaid expenses and other assets	3,427	(1,159)
Accounts payable	571	2,986
Accrued compensation and employee benefits	(10,134)	4,558
Other liabilities	(4,393)	(4,952)
Deferred revenue	(4,386)	(1,684)

Net cash provided by operating activities	70,269	88,404

Cash flows from investing activities:
Purchases of property and equipment	(13,432)	(11,651)
Cash proceeds from sale of product line assets	—	13,904
Cash proceeds from sales of property and equipment	1,543	—
Cash paid for acquisitions, net of cash acquired	(31,941)	—
Purchases of marketable securities	(112,204)	(132,512)
Proceeds from sales of marketable securities	2,008	14,250
Proceeds from maturities of marketable securities	121,000	130,999
Investment in cost-method investees	—	(213)

Net cash provided by (used in) investing activities	(33,026)	14,777

Cash flows from financing activities:
Proceeds from revolving line of credit	43,000	70,000
Repurchases of senior convertible notes	(23,348)	—
Debt issuance costs	—	(408)
Proceeds from issuances of common stock under employee stock option and purchase plans	14,938	61,838
Dividends paid	(1,955)	(2,284)
Repurchases of common stock	(106,840)	(196,443)
Excess tax benefits from share-based payment arrangements	1,216	10,079

Net cash used in financing activities	(72,989)	(57,218)

Effect of exchange rate changes on cash	425	1,330

Increase (decrease) in cash and cash equivalents	(35,321)	47,293
Cash and cash equivalents, beginning of period	95,284	75,154

Cash and cash equivalents, end of period	$59,963	$122,447

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$9,015	$13,796
Cash paid for interest	$9,037	$3,807
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
Adoption of Accounting Pronouncement
     In June 2006 the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on October 1, 2007. See Note 9 for more information about the impact of adoption of this guidance.
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)
Cost of revenues	$1,919	$3,768	$3,421	$7,544
Selling, general and administrative expenses	1,702	2,101	3,263	4,208

	$3,621	$5,869	$6,684	$11,752

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $60.9 million and $54.7 million, net of accumulated amortization of $102.0 million and $95.7 million, as of March 31, 2008 and September 30, 2007, respectively.
3. Restructuring and Acquisition-Related Expenses
     The following table summarizes our restructuring and acquisition-related accruals associated with acquisitions and certain Fair Isaac facility closures. The current portion and non-current portion is recorded in accrued compensation and employee benefits, other accrued current liabilities and other long-term liabilities within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2012.

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	March 31,
	2007	Additions	Payments	Reversal	2008
Facilities charges	$10,294	$807	$(1,582)	$(445)	$9,074
Employee separation	1,012	5,317	(974)	—	5,355

	11,306	$6,124	$(2,556)	$(445)	14,429

Less: current portion	(4,051)				(7,909)

Non-current	$7,255				$6,520

     During the quarter ended December 31, 2007, we recorded a $0.4 million expense reversal due to favorable sublease arrangements we entered into for office space that was vacated last year. During the quarter ended March 31, 2008, we incurred charges of $5.3 million for severance costs associated with the elimination of 190 positions across the organization. Cash payments for these severance costs will be paid in the third quarter of 2008. We also vacated excess lease space located in Colorado and recorded a lease exit accrual for $0.8 million.
4. Composition of Certain Financial Statement Captions

	March 31,	September 30,
	2008	2007
	(In thousands)
Property and equipment	$195,307	$189,158
Less accumulated depreciation and amortization	(145,472)	(138,151)

	$49,835	$51,007

5. Acquisition
     On January 21, 2008, we acquired Dash Optimization (“Dash”), a leading provider of decision modeling and optimization software, for an aggregate cash purchase price of approximately $33.9 million. The acquisition of Dash was consummated principally to augment our decision management analytic tools. We accounted for this transaction using the purchase method of accounting. The results of Dash have been included in our operating results since January 21, 2008.
     The total purchase price is summarized as follows (in thousands):

Total cash consideration.	$33,619
Acquisition-related costs	303

Total purchase price	$33,922

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Our preliminary allocation of the purchase price was as follows (in thousands):

Assets:
Cash and cash equivalents	$499
Receivables, net	2,096
Prepaid expenses and other current assets	299
Goodwill	18,481
Intangible assets:
Completed technology	9,097
Customer contracts and relationships	3,437
Trade names	691

Total assets	34,600

Liabilities:
Current liabilities	360
Deferred revenue	318

Total liabilities	678

Net assets	$33,922

     The acquired intangible assets have a weighted average useful life of approximately 4.3 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, four years; customer contracts and relationships, five years and trade names; five years. The goodwill was allocated to our Analytical Software Tools segment, and is deductible for tax purposes.
6. Discontinued Operations
     In April 2008 we sold our Insurance Bill Review business for approximately $14.2 million in cash and recorded a $4.2 million after-tax loss on disposal. The decision to sell the Insurance Bill Review business was the result of management’s decision to divest non-strategic businesses and focus resources on our core products and services. Insurance Bill Review was part of the Strategy Machine Solutions and Professional Services segments.
     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we determined that the Insurance Bill Review business became a discontinued operation in the second quarter of 2008. We have segregated the net assets, net liabilities and operating results from continuing operations in our balance sheets and statements of income for all periods prior to the sale. Revenues from discontinued operations were $10.1 million and $10.3 million for the quarters ended March 31, 2008 and 2007, respectively, and revenues from discontinued operations were $19.4 million and $20.4 million for the six months ended March 31, 2008 and 2007, respectively. The pre-tax loss from discontinued operations was $7.1 million and $0.3 million for the quarters ended March 31, 2008 and 2007, respectively. The $7.1 million pre-tax loss for the quarter ended March 31, 2008 included a $6.9 million loss on disposal. The pre-tax loss from discontinued operations was $8.1 million and $1.0 million for the six months ended March 31, 2008 and 2007, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents balance sheet information for discontinued operations as of March 31, 2008 and September 30, 2007.

	March 31,	September 30,
	2008	2007
	(In thousands)
Accounts receivable, net	$9,435	$8,109
Prepaid expenses and other current assets.	1,554	1,730

Total current assets	10,989	9,839
Property and equipment, net	884	1,150
Goodwill	968	7,470
Intangible assets, net	7,231	8,190

Total assets	$20,072	$26,649

Accounts payable	$1,169	$1,096
Accrued compensation and employee benefits	874	784
Other accrued liabilities	1,915	1,768
Deferred revenue	475	562

Total liabilities	$4,433	$4,210

7. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator for basic earnings per share — income from continuing operations	$17,774	$21,631	$38,610	$53,241
Interest expense on senior convertible notes, net of tax	1	1	2	2

Numerator for diluted earnings per share	$17,775	$21,632	$38,612	$53,243

Denominator — shares:
Basic weighted-average shares	48,760	56,940	49,404	57,504
Effect of dilutive securities	201	1,719	680	1,824

Diluted weighted-average shares	48,961	58,659	50,084	59,328

Earnings per share:
Basic	$0.36	$0.38	$0.78	$0.93

Diluted	$0.36	$0.37	$0.77	$0.90

     The computation of diluted EPS for the quarters ended March 31, 2008 and 2007, excludes options to purchase approximately 10,280,000 and 3,243,000 shares of common stock, respectively, and for the six months ended March 31, 2008 and 2007, excludes options to purchase approximately 7,235,000 and 3,331,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
8. Segment Information
     We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:
•	Strategy Machine™ Solutions. These are pre-configured Decision Management (“DM”) applications, formerly Enterprise Decision Management applications, designed for a specific type of business problem or process, such as marketing, account

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
origination, customer management, and fraud. This segment also includes our myFICO solutions for consumers.

•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to lenders directly.

•	Professional Services. Through our professional services, we tailor our DM products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom DM applications.
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
     The following tables summarize segment information for the quarters and six months ended March 31, 2008 and 2007:

	Quarter Ended March 31, 2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$101,357	$39,276	$39,497	$13,104	$193,234
Operating expenses	(85,382)	(16,702)	(38,103)	(11,657)	(151,844)

Segment operating income (loss)	$15,975	$22,574	$1,394	$1,447	41,390

Unallocated share-based compensation expense					(6,750)
Unallocated restructuring					(6,124)

Operating income					28,516
Unallocated interest income					1,685
Unallocated interest expense					(3,837)
Unallocated other income, net					874

Income from continuing operations before income taxes					$27,238

Depreciation and amortization	$5,367	$1,193	$890	$580	$8,030

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended March 31, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$101,661	$42,335	$37,259	$9,420	$190,675
Operating expenses	(83,433)	(15,198)	(35,653)	(11,095)	(145,379)

Segment operating income (loss)	$18,228	$27,137	$1,606	$(1,675)	45,296

Unallocated share-based compensation expense					(10,298)
Unallocated gain on sale of product line assets					1,541

Operating income					36,539
Unallocated interest income					3,341
Unallocated interest expense					(3,230)
Unallocated other income, net					491

Income from continuing operations before income taxes					$37,141

Depreciation and amortization	$7,933	$2,226	$1,449	$743	$12,351

	Six Months Ended March 31, 2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$198,784	$82,003	$75,513	$27,040	$383,340
Operating expenses	(169,851)	(33,881)	(72,876)	(23,548)	(300,156)

Segment operating income	$28,933	$48,122	$2,637	$3,492	83,184

Unallocated share-based compensation expense					(14,701)
Unallocated restructuring					(5,679)

Operating income					62,804
Unallocated interest income					4,235
Unallocated interest expense					(8,258)
Unallocated other expense, net					617

Income from continuing operations before income taxes					$59,398

Depreciation and amortization	$11,164	$2,755	$1,585	$1,273	$16,777

	Six Months Ended March 31, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$202,279	$87,253	$75,664	$23,643	$388,839
Operating expenses	(163,854)	(31,237)	(70,542)	(23,035)	(288,668)

Segment operating income	$38,425	$56,016	$5,122	$608	100,171

Unallocated share-based compensation expense					(19,639)
Unallocated gain on sale of product line assets					1,541

Operating income					82,073
Unallocated interest income					6,905
Unallocated interest expense					(5,906)
Unallocated other income, net					38

Income from continuing operations before income taxes					$83,110

Depreciation and amortization	$15,795	$4,451	$2,964	$1,677	$24,887

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Income Taxes
      Effective Tax Rate
     Our effective tax rate was 34.7% and 41.8% during the quarters ended March 31, 2008 and 2007, respectively, and 35.0% and 35.9% during the six months ended March 31, 2008 and 2007, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for continuing operations for the respective full fiscal year.
     Our effective tax rate for the quarter and six months ended March 31, 2008, was positively impacted by improved operating results in certain foreign jurisdictions and an increase in the manufacturing deduction. Our effective tax rate for the quarter and six months ended March 31, 2007 was adversely impacted by the sale of our mortgage banking solutions product line, due to $3.3 million of goodwill associated with the product line that was not deductible for income tax purposes. As a result, the sale increased our effective tax rate by 3.6% and 1.7% for the quarter and six months ended March 31, 2007, respectively. In addition, our effective tax rate for the six months ended March 31, 2007, was favorably impacted by a benefit of $1.8 million related to a favorable settlement of a state tax examination
      Adoption of FIN 48
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
     The cumulative effects of applying this interpretation have been recorded as an increase of $4.5 million to current tax liabilities, $4.1 million to deferred income tax assets and an increase of $0.4 million to goodwill as of October 1, 2007. Upon adoption at October 1, 2007, we had $26.5 million of total unrecognized tax benefits. Of this total, $14.8 million, net of the federal benefit on state issues, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We recognize interest related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income. As of the adoption date, we had accrued interest of $2.3 million related to the unrecognized tax benefits.
     During the quarter ended March 31, 2008 the total unrecognized tax benefits and related interest did not change materially.
     We are currently in the process of settling audits of several open tax years and it is reasonably possible that our total unrecognized tax benefits could decrease by $14 to $16 million as a result of the settlement of these audits and payments within the next 12 months.
10. Senior Convertible Notes
     In August 2003, we issued $400.0 million of 1.5% Senior Convertible Notes (“Senior Convertible Notes”) that mature on August 15, 2023. The Senior Convertible Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Convertible Notes. Holders may surrender their Senior Convertible Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive,

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Convertible Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Convertible Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock under certain circumstances; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain tender offer activities by us or any of our subsidiaries.
     The Senior Convertible Notes are senior unsecured obligations of Fair Isaac and rank equal in right of payment with all of our unsecured and unsubordinated indebtedness. The Senior Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and existing and future indebtedness and other liabilities of our subsidiaries. The Senior Convertible Notes bear regular interest at an annual rate of 1.5%, payable on August 15 and February 15 of each year until August 15, 2008. Beginning August 15, 2008, regular interest will accrue at the rate of 1.5%, and be due and payable upon the earlier to occur of redemption, repurchase, or final maturity. In addition, the Senior Convertible Notes bear contingent interest during any six-month period from August 15 to February 14 and from February 15 to August 14, commencing with the six-month period beginning August 15, 2008, if the average trading price of the Senior Convertible Notes for the five trading day period immediately preceding the first day of the applicable six-month period equals 120% or more of the sum of the principal amount of, plus accrued and unpaid regular interest on, the Senior Convertible Notes. The amount of contingent interest payable on the Senior Convertible Notes in respect to any six-month period will equal 0.25% per annum of the average trading price of the Senior Convertible Notes for the five trading day period immediately preceding such six-month period.
     We may redeem for cash all or part of the Senior Convertible Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Convertible Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of the $400 million of Senior Convertible Notes on August 15, 2007, August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Convertible Notes being repurchased, plus accrued and unpaid interest.
     On March 31, 2005, we completed an exchange offer for the Senior Convertible Notes, whereby holders of approximately 99.9% of the total principal amount of our Senior Convertible Notes exchanged their existing securities for new 1.5% Senior Convertible Notes, Series B (“New Notes”). The terms of the New Notes are similar to the terms of the Senior Convertible Notes described above, except that: (i) upon conversion, we will pay holders cash in an amount equal to the lesser of the principal amount of such notes and the conversion value of such notes, and to the extent such conversion value exceeds the principal amount of the notes, the remainder of the conversion obligation in cash or common shares or combination thereof; (ii) in the event of a change of control, we may be required in certain circumstances to pay a make-whole premium on the New Notes converted in connection with the change of control and (iii) if the conversion condition in the first clause (iii) in the third paragraph preceding this paragraph is triggered and the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, the holders converting New Notes shall receive cash with a value equal to 100% of the principal amount of New Notes on the conversion date.
     On March 26, 2008 we repurchased $23.7 million of Senior Convertible Notes from the noteholders. As a result of this redemption, we recognized a $0.4 million gain during the quarter ended March 31, 2008. As of March 31, 2008, $367.3 million of the Senior Convertible Notes remain outstanding and are classified as short-term debt in our consolidated condensed balance sheet, because noteholders may require us to repurchase for cash all or part of the Senior Convertible Notes on August 15, 2008.
11. Credit Agreement
     In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of March 31, 2008, we had $213.0 million of borrowings outstanding under the credit facility at an average interest rate of 3.0%.
12. Contingencies
     We have had disputes with certain customers regarding amounts owed in connection with the sale of certain of our products and services. We also have had claims asserted by former employees relating to compensation and other employment matters. We are also involved in various other claims and legal actions arising in the ordinary course of business. We believe that none of these aforementioned claims or actions will result in a material adverse impact to our consolidated results of operations, liquidity or financial condition. However, the amount or range of any potential liabilities associated with these claims and actions, if any, cannot be determined with certainty. Set forth below are additional details concerning certain ongoing litigation.
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

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS 160 will have on our consolidated financial statements.
     In March 2008, the FASB affirmed the consensus of the proposed FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This change in accounting treatment is expected to be effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. The new accounting treatment requires us to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. We are in the process of determining what effect, if any, the adoption of this FSP will have on our consolidated financial statements.
14. Subsequent Event
     Senior Notes
     On May 7, 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years.

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
RESULTS OF OPERATIONS
Overview
     We are a leader in Decision Management (“DM”) solutions, formerly known as Enterprise Decision Management solutions, that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics and decision management systems power hundreds of billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations, pharmaceutical and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended March 31, 2008, 72% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and wireless and wireline calls and subscriber levels. Approximately 70% and 76% of our revenues during the quarters ended March 31, 2008 and 2007, respectively, and 72% and 75% of our revenues for the six months ended March 31, 2008 and 2007, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended March 31, 2008, we achieved bookings of $99.2 million, including three deals with bookings value of $3.0 million or more. In comparison, bookings in the prior year quarter ended March 31, 2007 were $57.8 million, including three with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $66.7 million and $55.5 million during the quarters ended March 31, 2008 and 2007, respectively, representing 35% and 29% of total consolidated revenues in each of these periods. International revenues totaled $127.7 million and $116.7 million during the six months ended March 31, 2008 and 2007, respectively, representing 33% and 30% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     On April 1, 2008, we announced the details of a reengineering plan designed to grow revenues through strategic resource allocation and improve profitability through cost reduction. Key components of the plan include rationalizing the business portfolio, simplifying management hierarchy, eliminating low-priority positions, consolidating facilities and managing fixed and variable costs.
     As part of the reengineering plan, we identified and eliminated 190 positions across the company that resulted in severance charges of $5.3 million that were recorded in the second quarter of fiscal 2008. Also in connection with the plan, we sold our Insurance Bill Review business unit on April 30, 2008 for $14.2 million in cash to Mitchell International, Inc. The Insurance Bill Review business unit is classified as discontinued operations in our consolidated condensed financial statements and in the following management discussion and analysis. Once the initiatives under the reengineering plan are completed, which includes exiting certain non-strategic product lines, annual revenues are expected to be reduced by approximately $65 million and annual costs are expected to be reduced by approximately $100 million. The remaining initiatives under the plan are expected to be substantially completed during fiscal 2008 and are not expected to result in any material charges to our results of operations.
     In January 2008, we acquired Dash Optimization Ltd., a leading provider of decision modeling and optimization software, for an aggregate purchase price of $33.6 million in cash. Results of operations from this acquisition are included in our results prospectively from the date of acquisition.
     In March 2007, we sold the assets and products associated with our mortgage banking solutions product line, which was included in the Strategy Machines Solutions segment, for $15.8 million in cash. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the product line that was not deductible for income tax purposes. For the six months ended March 31, 2007, we recorded revenues from the mortgage banking solutions product line of $7.7 million. The earnings contribution from the mortgage banking solutions product line was not significant to our fiscal 2007 results of operations.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended March 31, 2008 and 2007 are set forth in Note 8 to the accompanying condensed consolidated financial statements.
Continuing Operations
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended
	March 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
Segment	2008	2007	2008	2007	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$101,357	$101,661	53%	53%	$(304)	—
Scoring Solutions	39,276	42,335	20%	22%	(3,059)	(7)%
Professional Services	39,497	37,259	20%	20%	2,238	6%
Analytic Software Tools	13,104	9,420	7%	5%	3,684	39%

Total revenues	$193,234	$190,675	100%	100%	2,559	1%

	Six Months Ended
	March 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2008	2007	2008	2007	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$198,784	$202,279	52%	52%	$(3,495)	(2)%
Scoring Solutions	82,003	87,253	21%	22%	(5,250)	(6)%
Professional Services	75,513	75,664	20%	20%	(151)	—
Analytic Software Tools	27,040	23,643	7%	6%	3,397	14%

Total revenues	$383,340	$388,839	100%	100%	(5,499)	(1)%

     Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007 Revenues
     Strategy Machine Solutions segment revenues decreased $0.3 million due to the sale last year of our mortgage banking solutions product line, which contributed $3.1 million of segment revenues in the prior year quarter. In addition, segment revenues declined due to a $2.5 million decline in revenues from our originations solutions and a $2.1 million decrease in revenues from our marketing solutions. The revenue decline was largely offset by a $3.8 million increase in revenues from our collections and recovery solutions, a $3.4 million increase in revenues from our customer management solutions and a $0.2 million net increase in revenues from our other strategy machine solutions.
     The decrease in originations solutions revenues was due to a decline in transactional revenues. The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of a large customer. The increase in collections and recovery solutions revenues was due to a large license sale that resulted from successful international sales efforts. The increase in customer management solutions revenues was due to a large license sale in the current quarter partially offset by a decline in transactional revenues. Although revenues from our fraud solutions were even with the prior year quarter, we have experienced a delay in a product upgrade, which impacted current year bookings and revenues and may continue to impact fraud solutions bookings and revenues in future periods.
     Scoring Solutions segment revenues decreased $3.1 million primarily due to a decline in revenues derived from our prescreening and account management services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers, and a decline in prescreen revenues derived from the credit reporting agencies. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2008.
     During the quarters ended March 31, 2008 and 2007, revenues generated from our agreements with Equifax, TransUnion and

Experian, collectively accounted for approximately 18% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased $2.2 million due to an increase in implementation services for our collection and recovery solutions products and Blaze Advisor. We also had increased revenues from development of predictive models and fraud consulting services. The increase was partially offset by a decline in implementation services for our originations products.
     Analytic Software Tools segment revenues increased $3.7 million primarily due to an increase in sales of perpetual and term licenses for Blaze Advisor and model builder products. The increase was also partially the result of an increase in maintenance revenues and revenues from products acquired in our acquisition of Dash Optimization Ltd. The increase in maintenance revenues was due to growth in our installed base of Blaze Advisor software applications.
     Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007 Revenues
     Strategy Machine Solutions segment revenues decreased $3.5 million due to the sale last year of our mortgage banking solutions product line, which contributed $7.1 million of segment revenues in the prior year six-month period. In addition, segment revenues declined due to a $3.5 million decrease in revenues from our marketing solutions, a $2.3 million decline in revenues from our originations solutions and a $0.1 million net decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $6.6 million increase in revenues from our collections and recovery solutions, a $1.7 million increase in revenues from our consumer solutions, and a $1.2 million increase in revenues from our fraud solutions.
     The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of a large customer. The decrease in originations solutions revenues was due to a decline in transactional revenues. The increase in consumer solutions revenues was attributable to increases in revenues derived from myFICO.com and our strategic alliance partners. The increase in fraud solutions revenues was attributable primarily to increases in volumes associated with transactional-based agreements which more than offset the impact of unfavorable pricing on a renewed customer contract.
     Scoring Solutions segment revenues decreased $5.3 million primarily due to a decline in revenues derived from our prescreening and account management services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers, and a decline in prescreen revenues derived from the credit reporting agencies. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2008.
     During the six months ended March 31, 2008 and 2007, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues decreased $0.2 million due to a decline in analytical services and implementation services for our origination products. The decrease was largely offset by an increase in implementation services for our collection and recovery and customer management products.
     Analytic Software Tools segment revenues increased $3.4 million primarily due to an increase in sales of Blaze Advisor and model builder licenses and increased maintenance revenue. The increase partially reflects the timing of Blaze Advisor sales, which includes large individual contracts. The increase in maintenance revenues was due to growth in our installed base of Blaze Advisor software applications.

Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended
	March 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2008	2007	2008	2007	Change	Change
	(In thousands)				(In thousands)
Revenues	$193,234	$190,675	100%	100%	$2,559	1%

Operating expenses:
Cost of revenues	72,946	65,239	38%	34%	7,707	12%
Research and development	20,662	17,431	10%	9%	3,231	19%
Selling, general and administrative	61,365	67,138	32%	36%	(5,773)	(9)%
Amortization of intangible assets	3,621	5,869	2%	3%	(2,248)	(38)%
Restructuring	6,124	—	3%	—	6,124	—
Gain on sale of product line assets	—	(1,541)	—	(1)%	1,541	—

Total operating expenses	164,718	154,136	85%	81%	10,582	7%

Operating income	28,516	36,539	15%	19%	(8,023)	(22)%
Interest income	1,685	3,341	1%	2%	(1,656)	(50)%
Interest expense	(3,837)	(3,230)	(2)%	(2)%	(607)	(19)%
Other income, net	874	491	—	—	383	78%

Income before income taxes	27,238	37,141	14%	19%	(9,903)	(27)%
Provision for income taxes	9,464	15,510	5%	8%	(6,046)	(39)%

Income from continuing operations	17,774	21,631	9%	11%	(3,857)	(18)%
Loss from discontinued operations, net	(4,287)	(193)	(2)%	—	(4,094)	—

Net income	$13,487	$21,438	7%	11%	(7,951)	(37)%

Number of employees at quarter end	2,925	2,686			239	9%

	Six Months Ended
	March 31,		Percentage of Revenues			Period-to-Period
					Period-to-Period	Percentage
	2008	2007	2008	2007	Change	Change
	(In thousands)				(In thousands)
Revenues	$383,340	$388,839	100%	100%	$(5,499)	(1)%

Operating expenses:
Cost of revenues	139,918	127,515	37%	33%	12,403	10%
Research and development	40,131	34,825	11%	9%	5,306	15%
Selling, general and administrative	128,124	134,215	33%	34%	(6,091)	(5)%
Amortization of intangible assets	6,684	11,752	2%	3%	(5,068)	(43)%
Restructuring	5,679	—	1%	—	5,679	—
Gain on sale of product line assets	—	(1,541)	—	—	1,541	—

Total operating expenses	320,536	306,766	84%	79%	13,770	4%

Operating income	62,804	82,073	16%	21%	(19,269)	(23)%
Interest income	4,235	6,905	1%	2%	(2,670)	(39)%
Interest expense	(8,258)	(5,906)	(2)%	(2)%	(2,352)	(40)%
Other income, net	617	38	—	—	579	—

Income before income taxes	59,398	83,110	15%	21%	(23,712)	(29)%
Provision for income taxes	20,788	29,869	5%	7%	(9,081)	(30)%

Income from continuing operations	38,610	53,241	10%	14%	(14,631)	(27)%
Loss from discontinued operations, net	(4,937)	(578)	(1)%	—	(4,359)	—

Net income	$33,673	$52,663	9%	14%	(18,990)	(36)%

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
     Cost of revenues as a percentage of revenues was 38% in the quarter ended March 31, 2008, as compared to 34% for the quarter ended March 31, 2007. The increase was driven by a decline in sales of our higher margin scoring solutions products and an increase in professional services projects, which generally have much lower profit margins. The quarter over quarter increase of $7.7 million in cost of revenues resulted from a $4.6 million increase in personnel and other labor-related costs, a $0.9 million increase in facilities and infrastructure costs, a $0.7 million increase in travel costs, a $0.6 million increase in third-party software and data and a $0.9 million increase in other costs. The increase in personnel and other labor-related costs was attributable primarily to an increase in salary and related benefit costs, which included the impact of annual staff salary increases, and an increase in third party staffing costs to support implementation and consulting services. The increase in travel costs resulted from an increase in professional service activities and associated travel. The increase in third-party software and data costs was due to an increase in the sale of products that require data acquisition.
     The year-to-date period over period increase of $12.4 million in cost of revenues resulted from a $6.0 million increase in personnel and other labor-related costs, a $1.9 million increase in facilities and infrastructure costs, a $1.7 million increase in third-party software and data ,a $1.1 million increase in travel costs, and a $1.7 million increase in other costs. The overall increase in cost of revenues for the year-to date period was attributable to the same factors that affected the quarter over quarter comparison.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with, or slightly lower than, those incurred during the six months ended March 31, 2008.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The quarter over quarter increase of $3.2 million in research and development expenditures was attributable to a $2.8 million increase in personnel and related costs, and a $0.4 million increase in facilities and infrastructure costs. The increase in personnel and related costs was driven by additional staff to support product development initiatives and costs associated with annual salary adjustments. The increase was partially offset by a shift of employees to lower cost non-U.S. locations. The increase in facilities and infrastructure costs was attributable primarily to an increase in allocated facility and information system costs associated with increased development activities.
     The year-to-date period over period increase of $5.3 million in research and development expenditures was attributable primarily to a $4.3 million increase in personnel and related costs, a $0.8 million increase in facilities and infrastructure costs and a $0.2 million increase in other costs. The decrease in research and development expenditures for the year-to date period was attributable to the same factors that affected the quarter over quarter comparison.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly greater than that incurred during the six months ended March 31, 2008, primarily as a result of continued product development associated with decision management applications.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter decrease of $5.8 million in selling, general and administrative expenses was attributable to a $2.2 million decrease in facilities and infrastructure costs, a $1.4 million decrease in personnel and other labor-related costs, a $1.0 million decrease in travel costs and a $1.2 million net decrease in other expenses. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from a reduction in general and administrative activities. The decrease in personnel and labor-related costs related primarily to lower share-based compensation expense and a shift in resources to product development initiatives. The decline in share-based compensation was due to an overall decline in share-based grants and an increase in forfeitures. The decline in travel costs was driven by management programs focused on reducing discretionary expenses.
     The year-to-date period over period decrease of $6.1 million in selling, general and administrative expenses was attributable to a $6.5 million decrease in personnel and other labor-related costs and a $2.5 million decrease in facilities and infrastructure costs. The decline was partially offset by a $1.8 million increase in legal fees and a $1.1 million net increase in other expenses. The decrease in personnel and labor-related costs resulted primarily from lower incentive costs and a decline in share-based compensation expense. The decline in share-based compensation was due to an overall decline in share-based grants and an increase in forfeitures.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with that incurred during the six months ended March 31, 2008.
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
     The quarter over quarter decline of $2.2 million in amortization expense was attributable to certain intangible assets associated with our fiscal 2002 acquisition of HNC Software Inc., becoming fully amortized last fiscal year. The decline was partially offset by amortization recorded in connection with intangible assets acquired in our acquisition of Dash Optimization, Ltd.
     The year-to-date period over period decline of $5.1 million was attributable to the same factors that affected the quarter over quarter comparison.
     Restructuring
     In connection with a reengineering plan, we eliminated 190 positions across the company and incurred charges of $5.3 million for severance costs in the fiscal quarter ended March 31, 2008. Cash payments for the severance costs will be paid during the third quarter of fiscal 2008. We also recognized a $0.8 million charge associated with vacating excess leased space located in Colorado. The charge represents future cash lease payments, net of sublease income, which will be paid out over the next three years.
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
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $1.7 million was attributable to a decline in cash and marketable security investments and a decline in interest rates.
     For the six months ended March 31, 2008, compared with the same period last year, interest income declined by $2.7 million. In addition to the factors described for the quarterly periods, the decline in interest income was partially the result of interest income that we recognized in the prior year period associated with the settlement of a state tax examination.
     Interest Expense
     Interest expense recorded during the quarter and six months ended March 31, 2008 and 2007 relates to our 1.5% Senior Convertible Notes (“Senior Convertible Notes”) and interest associated with borrowing under our revolving credit facility. The quarter over quarter increase in interest expense of $0.6 million resulted from an increase in borrowings under our revolving credit facility partially offset by the impact of lower interest rates.
     For the six months ended March 31, 2008, compared with the same period last year, interest expense increased by $2.4 million. The increase in interest expense resulted from an increase in borrowings under our revolving credit facility.
     We anticipate that noteholders will require us to repurchase all or part of the 1.5 % Senior Convertible Notes as of August 15, 2008. We expect to repay the Senior Convertible Notes with available cash, borrowings under our credit agreement and proceeds from our newly issued Senior Notes. The Senior Notes have a weighted average interest rate of 6.8%. Accordingly, we expect that interest expense will increase substantially in future periods.
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
     Other income, net was $0.9 million for the quarter ended March 31, 2008, compared with other income, net of $0.5 million for the quarter ended March 31, 2007. The increase in other income, net was primarily due to foreign exchange currency gains of $0.4 million that were recognized in the current quarter, compared with foreign exchange currency losses of $0.3 million recorded in the prior year quarter. In addition, we recognized a $0.4 million gain on the redemption of $23.7 million of Senior Convertible Notes in the quarter ended March 31, 2008. The increase in other income, net was partially offset by $0.8 million of dividend income that we recognized in the prior year quarter.
     Other income, net was $0.6 million for the six months ended March 31, 2008 compared with other income, net of $38,000 for the six months ended March 31, 2007. In addition to the factors described in the quarterly periods, the increase in other income, net was primarily due to foreign exchange currency gains of $0.2 million that were recognized in the six months ended March 31, 2008, compared with foreign exchange currency losses of $0.8 million recorded in the prior year six months period.
     Provision for Income Taxes
     Our effective tax rate was 34.7% and 41.8% during the quarters ended March 31, 2008 and 2007, respectively, and 35.0% and 35.9% during the six months ended March 31, 2008 and 2007, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     Our effective tax rate for the quarter and six months ended March 31, 2008, was positively impacted by improved operating results in certain foreign jurisdictions and an increase in the manufacturing deduction. Our effective tax rate for the quarter and six months ended March 31, 2007 was adversely impacted by the sale of our mortgage banking solutions product line, due to $3.3 million of goodwill associated with the product line that was not deductible for income tax purposes. As a result, the sale increased our effective tax rate by 3.6% and 1.7% for the quarter and six months ended March 31, 2007, respectively. In addition, our effective tax rate for the six months ended March 31, 2007, was favorably impacted by a benefit of $1.8 million related to a favorable settlement of a state tax examination
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended
	March 31,			Period-to-Period
			Period-to-Period	Percentage
Segment	2008	2007	Change	Change
	(In thousands)
Strategy Machine Solutions	$15,975	$18,228	$(2,253)	(12)%
Scoring Solutions	22,574	27,137	(4,563)	(17)%
Professional Services	1,394	1,606	(212)	(13)%
Analytic Software Tools	1,447	(1,675)	3,122	—

Segment operating income	41,390	45,296	(3,906)	(9)%
Unallocated share-based compensation	(6,750)	(10,298)	3,548	34%
Unallocated restructuring	(6,124)	—	(6,124)	—
Unallocated gain on sale of product line assets	—	1,541	(1,541)	100%

Operating income	$28,516	$36,539	(8,023)	(22)%

	Six Months Ended
	March 31,			Period-to-Period
			Period-to-Period	Percentage
Segment	2008	2007	Change	Change
	(In thousands)
Strategy Machine Solutions	$28,933	$38,425	$(9,492)	(25)%
Scoring Solutions	48,122	56,016	(7,894)	(14)%
Professional Services	2,637	5,122	(2,485)	(49)%
Analytic Software Tools	3,492	608	2,884	474%

Segment operating income	83,184	100,171	(16,987)	(17)%
Unallocated share-based compensation	(14,701)	(19,639)	4,938	25%
Unallocated restructuring	(5,679)	—	(5,679)	—
Unallocated gain on sale of product line assets	—	1,541	(1,541)	100%

Operating income	$62,804	$82,073	(19,269)	(23)%

     The quarter over quarter decrease of $8.0 million in operating income was attributable to an increase in operating expenses and the impact of restructuring expenses. The decrease in operating income was partially offset by a reduction in share-based compensation expense. At the segment level, the decline in operating income was driven by decreases of $2.3 million in segment operating income in our Strategy Machine Solutions segment, $4.6 million in segment operating income in our Scoring Solutions segment, and $0.2 million in segment operating income in our Professional Services segment. These decreases were partially offset by a $3.1 million increase in segment operating income within our Analytical Software Tools segment. The decrease in Strategy Machine Solutions segment operating income was attributable to an increase in product development costs, partially offset by a decrease in amortization expense. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from prescreening services that we provided directly to users in financial services and higher legal expenses. The decrease in Professional Services segment operating income was the result of higher personnel and third party staff costs to support increased professional services activities, which more than offset higher revenues. In our Analytic Software Tools segment, increased segment operating income was due to an increase in sales of licenses for our DM products.
     The year-to-date period over period decrease of $19.3 million in operating income was attributable to a decline in segment revenues, an increase in segment operating expenses and the impact of restructuring expenses. The decrease in operating income was partially offset by a reduction in share-based compensation expense. At the segment level, the decline in operating income was driven by decreases of $9.5 million in segment operating income in our Strategy Machine Solutions segment, $7.9 million in segment operating income in our Scoring Solutions segment, and $2.5 million in segment operating income in our Professional Services segment. These decreases were partially offset by a $2.9 million increase in segment operating income within our Analytical Software Tools segment. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from prescreening services that we provide directly to users in financial services and increased legal expenses. The decrease in Strategy Machine Solutions segment operating income was attributable to an increase in product development costs, partially offset by a decrease in incentive costs and amortization expense. The decrease in Professional Services segment operating income was the result of higher personnel costs to support increased professional service activities. In our Analytic Software Tools segment, higher segment operating income was due to an increase in sales of licenses for our DM products.
Discontinued Operations
     In March 2008, we entered into a definitive agreement for the sale of our Insurance Bill Review business unit for $14.2 million in cash. We recorded a $4.2 million after-tax loss related to the disposition in our quarter ended March 31, 2008 as the carrying value of the net assets of the business exceeded the sales price. On April 30, 2008, the company completed the sale of the business unit. We expect to record an additional tax benefit of approximately $7 million from the sale in our third quarter of fiscal 2008, which represents tax deductions related to intangible assets of the business that could not be recognized prior to the sale transaction. The additional tax benefit will result in an overall after-tax gain on the sale.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $88.4 million during the six months ended March 31, 2007 to $70.3 million during the six months ended March 31, 2008. Operating cash flows were negatively impacted by the decline in earnings during the six months ended March 31, 2008, cash paid for a legal settlement and cash paid for incentive payments that were accrued last year. Operating cash flows were positively impacted by a decrease in trade receivables of $8.1 million, which resulted from the timing of cash receipts and improvements made to our collections process.
     Cash Flows from Investing Activities
     Net cash used in investing activities totaled $33.0 million during the six months ended March 31, 2008, compared to net cash provided by investing activities of $14.8 million in the six months ended March 31, 2007. The change in cash flows from investing activities was primarily attributable to $31.9 million of cash paid for the acquisition of Dash Optimization Ltd., $13.9 million of cash received last year from the sale of our mortgage banking solutions product line, a $1.9 million decrease in proceeds from sales and maturities of marketable securities, net of purchases, and a $1.8 million increase in property and equipment purchases.
     Cash Flows from Financing Activities
     Net cash used by financing activities totaled $73.0 million in the six months ended March 31, 2008, compared to net cash used by financing activities of $57.2 million in the six months ended March 31, 2007. The change in cash flows from financing activities was primarily due to an $89.6 million decrease in common stock repurchased, a $27.0 million decrease in cash proceeds from borrowings under a revolving credit facility and a $46.9 million decrease in proceeds from the issuance of common stock under employee stock plans. We also repurchased $23.3 million of our senior convertible notes in the open market. We used cash provided by operations and borrowings under the revolving credit facility to fund common stock repurchased during the quarter.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the six months ended March 31, 2008, we expended $106.8 million in connection with our repurchase of common stock under such programs.
     In November 2007, our Board of Directors approved a new common stock repurchase program that replaced a previous program. The new program allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of March 31, 2008, we had $157.8 million remaining under this authorization.
     Dividends
     During the quarter ended March 31, 2008, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

1.5% Senior Convertible Notes
     In August 2003, we issued $400.0 million of Senior Convertible Notes that mature on August 15, 2023. The Senior Convertible Notes become convertible into shares of Fair Isaac common stock, subject to the conditions described below, at an initial conversion price of $43.9525 per share, subject to adjustments for certain events. The initial conversion price is equivalent to a conversion rate of approximately 22.7518 shares of Fair Isaac common stock per $1,000 principal amount of the Senior Convertible Notes. Holders may surrender their Senior Convertible Notes for conversion, if any of the following conditions is satisfied: (i) prior to August 15, 2021, during any fiscal quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last day of the immediately preceding fiscal quarter is more than 120% of the conversion price per share of our common stock on the corresponding trading day; (ii) at any time after the closing sale price of our common stock on any date after August 15, 2021 is more than 120% of the then current conversion price; (iii) during the five consecutive business day period following any 10 consecutive trading day period in which the average trading price of a Senior Note was less than 98% of the average sale price of our common stock during such 10 trading day period multiplied by the applicable conversion rate; provided, however, if, on the day before the conversion date, the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, then holders converting their notes may receive, in lieu of our common stock based on the applicable conversion rate, at our option, cash or common stock with a value equal to 100% of the principal amount of the notes on the conversion date; (iv) if we have called the Senior Convertible Notes for redemption; or (v) if we make certain distributions to holders of our common stock or we enter into specified corporate transactions. The conversion price of the Senior Convertible Notes will be adjusted upon the occurrence of certain dilutive events as described in the indenture, which include but are not limited to: (i) dividends, distributions, subdivisions, or combinations of our common stock; (ii) issuance of rights or warrants for the purchase of our common stock under certain circumstances; (iii) the distribution to all or substantially all holders of our common stock of shares of our capital stock, evidences of indebtedness, or other non-cash assets, or rights or warrants; (iv) the cash dividend or distribution to all or substantially all holders of our common stock in excess of certain levels; and (v) certain tender offer activities by us or any of our subsidiaries.
     The Senior Convertible Notes are senior unsecured obligations of Fair Isaac and rank equal in right of payment with all of our unsecured and unsubordinated indebtedness. The Senior Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and existing and future indebtedness and other liabilities of our subsidiaries. The Senior Convertible Notes bear regular interest at an annual rate of 1.5%, payable on August 15 and February 15 of each year until August 15, 2008. Beginning August 15, 2008, regular interest will accrue at the rate of 1.5%, and be due and payable upon the earlier to occur of redemption, repurchase, or final maturity. In addition, the Senior Convertible Notes bear contingent interest during any six-month period from August 15 to February 14 and from February 15 to August 14, commencing with the six-month period beginning August 15, 2008, if the average trading price of the Senior Convertible Notes for the five trading day period immediately preceding the first day of the applicable six-month period equals 120% or more of the sum of the principal amount of, plus accrued and unpaid regular interest on, the Senior Convertible Notes. The amount of contingent interest payable on the Senior Convertible Notes in respect to any six-month period will equal 0.25% per annum of the average trading price of the Senior Convertible Notes for the five trading day period immediately preceding such six-month period.
     We may redeem for cash all or part of the Senior Convertible Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Convertible Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of the remaining Senior Convertible Notes outstanding on August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Convertible Notes being repurchased, plus accrued and unpaid interest.
     On March 31, 2005, we completed an exchange offer for the Senior Convertible Notes, whereby holders of approximately 99.9% of the total principal amount of our Senior Convertible Notes exchanged their existing securities for new 1.5% Senior Convertible Notes, Series B (“New Notes”). The terms of the New Notes are similar to the terms of the Senior Convertible Notes described above, except that: (i) upon conversion, we will pay holders cash in an amount equal to the lesser of the principal amount of such notes and the conversion value of such notes, and to the extent such conversion value exceeds the principal amount of the notes, the remainder of the conversion obligation in cash or common shares or combination thereof; (ii) in the event of a change of control, we may be required in certain circumstances to pay a make-whole premium on the New Notes converted in connection with the change of control and (iii) if the conversion condition in the first clause (iii) in the third paragraph preceding this paragraph is triggered and the closing price of our common stock is greater than 100% of the conversion price but less than or equal to 120% of the conversion price, the holders converting New Notes shall receive cash with a value equal to 100% of the principal amount of New Notes on the conversion date.

     As of March 31, 2008, $367.3 million of the Senior Convertible Notes remain outstanding and are classified as short-term debt in our consolidated condensed balance sheet, because noteholders may require us to repurchase for cash all or part of the Senior Convertible Notes on August 15, 2008.
Credit Agreement
     In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of March 31, 2008, we had $213.0 million of borrowings outstanding under the credit facility at an average interest rate of 3.0%.
Senior Notes
     On May 7, 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. Fair Isaac plans to use the proceeds for refinancing of existing debt obligations. Proceeds may also be used for working capital and other general corporate purposes.
Capital Resources and Liquidity Outlook
     As of March 31, 2008, we had $187.9 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $600 million revolving credit facility, proceeds from our newly issued Senior Notes and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any repayment of existing debt, including the possible retirement of our Senior Convertible Notes, over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     In March 2008, the FASB affirmed the consensus of the proposed FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This change in accounting treatment is expected to be effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. The new accounting treatment requires us to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. We are in the process of determining what effect, if any, the adoption of this FSP will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
     We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2008 and September 30, 2007:

	March 31, 2008			September 30, 2007
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(dollars in thousands)
Cash and cash equivalents	$59,963	$59,963	2.18%	$95,286	$95,284	4.43%
Short-term investments	48,741	48,918	4.18%	125,293	125,327	5.21%
Long-term investments	73,091	73,782	3.98%	7,517	7,530	5.33%

	$181,795	$182,663	3.44%	$228,096	$228,141	4.89%

     We are the issuer of 1.5% Senior Convertible Notes (“Senior Convertible Notes”) that mature in August 2023. The fair value of our Senior Convertible Notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Convertible Notes at March 31, 2008 and September 30, 2007:

	March 31, 2008			September 30, 2007
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Convertible Notes	$367,259	$367,259	$359,455	$390,963	$390,963	$391,452
     We have interest rate risk with respect to our five-year $600 million unsecured revolving credit facility. Interest rates are applied to amounts outstanding under this facility at variable rates based on Federal Funds rate plus 0.50% or LIBOR plus margins that range from 0.30% to 0.55% based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of March 31, 2008 we had $213 million of borrowings outstanding on this facility and we had $170 million borrowings outstanding as of September 30, 2007.
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2008:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
EURO (EUR)	EUR	7,290	$11,517	$—
Japanese Yen (YEN)	YEN	71,300	717	—
     The forward foreign currency contracts were all entered into on March 31, 2008, therefore, the fair value was $0 on that date.
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
Item 1A. Risk Factors
Risks Related to Our Business
We have expanded the pursuit of our DM strategy, and we may not be successful, which could cause our growth prospects and results of operations to suffer.
     We have expanded the pursuit of our business objective to become a leader in helping businesses automate and improve decisions across their enterprises, an approach that we commonly refer to as Decision Management, or “DM.” Our DM strategy is designed to enable us to increase our business by selling multiple products to clients, as well as to enable the development of custom client solutions that may lead to opportunities to develop new proprietary scores or other new proprietary products. The market may be unreceptive to this general DM business approach, including being unreceptive to purchasing multiple products from us or unreceptive to our customized solutions. If our DM strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate or our revenues and profits may decline.
We derive a substantial portion of our revenues from a small number of products and services, and if the market does not continue to accept these products and services, our revenues will decline.
     As we implement our DM strategy, we expect that revenues derived from our scoring solutions, account management solutions, fraud solutions, originations, collections and recovery solutions products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:
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
     We expect that part of the growth that we seek to achieve through our DM strategy will be derived from the sale of DM products and service solutions in industries and markets we do not currently serve. We also expect to grow our business by delivering our DM solutions through additional distribution channels. If we fail to penetrate these industries and markets to the degree we anticipate utilizing our DM strategy, or if we fail to develop additional distribution channels, we may not be able to grow our business, growth may occur more slowly than we anticipate or our revenues and profits may decline.

If we are unable to develop successful new products or if we experience defects, failures and delays associated with the introduction of new products, our business could suffer serious harm.
     Our growth and the success of our DM strategy depends upon our ability to develop and sell new products or suites of products. If we are unable to develop new products, or if we are not successful in introducing new products, we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.
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
     We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our ICN selling approach is more complex than our prior sales approach because it emphasizes the sale of complete DM solutions involving multiple products or services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our ICN approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Since our DM strategy contemplates the sale of multiple decision solutions to a customer, expenditures by any given customer are expected to be larger than with our prior sales approach. This may cause customers to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.
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
     Our DM strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the United States. Limitations imposed by immigration laws in the United States and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. Nonappreciation in the value of our stock may adversely affect our ability to use equity and equity based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.
The failure to obtain certain forms of model construction data from our customers or others could harm our business.
     We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances provide us with the data we require to analyze transactions, report results and build new models. Our DM strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers, we could lose access to required data and our products, and the development of new products might become less effective. In addition, certain of our insurance solutions products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have asserted copyright interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.
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
     We have a significant share of the available market in portions of our Scoring Solutions segment and for certain services in our Strategy Machine Solutions segment, specifically, the markets for account management services at credit card processors and credit card fraud detection software. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of the future growth of our business and the success of our DM strategy will rest on our ability to continue to expand into newer markets for our products and services, such as direct marketing, healthcare, insurance, small business lending, retail, telecommunications, personal credit management, the design of business strategies using Strategy Science technology and Internet services. These areas are relatively new to our product development and sales and marketing personnel. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our revenues will decrease.
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
     During fiscal 2007, 73% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. A downturn in the consumer credit, the financial services or the insurance industry, including a downturn caused by increases in interest rates or a tightening of credit, among other factors, could harm our business, financial condition or results of operations. While the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have merged and consolidated in recent years, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As this industry continues to consolidate, we may have fewer opportunities for revenue growth due to changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry consolidation could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis if consolidated customers combine their operations under one contract. There can be no assurance that we will be able effectively to promote future revenue growth in our businesses.
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
     A growing portion of our revenues is derived from international sales. During fiscal 2007, 31% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased (2)	Paid per Share	or Programs	the Plans or Programs
January 1, 2008 through January 31, 2008	1,001,863	$24.41	1,000,000	$157,847,712
February 1, 2008 through February 29, 2008	4,054	$25.06	—	$157,847,712
March 1, 2008 through March 31, 2008	—	$—	—	$157,847,712

	1,005,917	$24.42	1,000,000	$157,847,712

(1)	In November 2007, our Board of Directors approved a new common stock repurchase program that replaces our previous program and allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 5,917 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2008.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on February 5, 2008 and the following actions were taken:
1. Election of Directors
     Stockholders elected ten directors for one-year terms. The vote tabulation for individual directors was:

NOMINEE	FOR	WITHHELD
Mr. A. George Battle	43,821,066	764,561
Mr. Tony J. Christianson	43,731,122	854,505
Mr. Nicholas F. Graziano, III	43,568,465	1,017,162
Dr. Mark N. Greene	43,799,985	785,642
Mr. Alex W. Hart	43,763,947	821,680
Mr. Guy R. Henshaw	43,640,625	945,002
Mr. James D. Kirsner	43,828,453	757,174
Mr. William J. Lansing	43,828,416	757,211
Mr. Allan Z. Loren	43,579,650	1,005,977
Ms. Margaret L. Taylor	43,827,858	757,769
2. Ratification of Independent Auditors
     The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending September 30, 2008 (with 43,899,393 votes for, 292,026 votes against, 394,208 abstentions and 0 broker non-votes).
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

FAIR ISAAC CORPORATION
DATE: May 8, 2008	By	/s/ CHARLES M. OSBORNE
Charles M. Osborne
Executive Vice President, Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: May 8, 2008
	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2008

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically