Form 10-Q
period 2008-06-30
FAIR ISAAC CORP
filed 2008-08-05
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     The number of shares of common stock outstanding on July 31, 2008 was 48,455,865 (excluding 40,400,918 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$102,876	$95,284
Marketable securities available for sale, current portion	52,895	125,327
Accounts receivable, net	152,564	169,293
Prepaid expenses and other current assets	21,930	23,008
Current assets of discontinued operations	––	9,839

Total current assets	330,265	422,751
Marketable securities available for sale, less current portion	76,512	13,776
Other investments	12,374	12,374
Property and equipment, net	48,360	51,007
Goodwill	702,074	685,452
Intangible assets, net	57,197	54,733
Deferred income taxes	16,071	14,828
Other assets	5,379	4,040
Long-term assets of discontinued operations	––	16,810

	$1,248,232	$1,275,771

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,248	$15,204
Senior convertible notes	267,259	390,963
Accrued compensation and employee benefits	31,368	43,418
Other accrued liabilities	25,845	30,119
Deferred revenue	39,524	42,010
Current liabilities of discontinued operations	––	4,210

Total current liabilities	374,244	525,924
Revolving line of credit	38,000	170,000
Senior notes	275,000	––
Other liabilities	16,745	13,533

Total liabilities	703,989	709,457

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares shares issued and 48,426 and 51,064 shares outstanding at June 30, 2008 and September 30, 2007, respectively)	484	511
Paid-in-capital	1,105,805	1,097,327
Treasury stock, at cost (40,431 and 37,793 shares at June 30, 2008 and September 30, 2007, respectively)	(1,376,055)	(1,290,393)
Retained earnings	802,300	745,054
Accumulated other comprehensive income	11,709	13,815

Total stockholders’ equity	544,243	566,314

	$1,248,232	$1,275,771

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$183,315	$196,627	$566,655	$585,466

Operating expenses:
Cost of revenues (1)	68,709	65,291	208,627	192,806
Research and development	18,779	16,917	58,910	51,742
Selling, general and administrative (1)	59,734	69,464	187,858	203,679
Amortization of intangible assets (1)	3,797	4,833	10,481	16,585
Restructuring	2,176	—	7,855	—
Gain on sale of product line assets	—	—	—	(1,541)

Total operating expenses	153,195	156,505	473,731	463,271

Operating income	30,120	40,122	92,924	122,195
Interest income	1,707	3,382	5,942	10,287
Interest expense	(5,203)	(3,240)	(13,461)	(9,146)
Other income, net	1,478	42	2,095	80

Income from continuing operations before income taxes	28,102	40,306	87,500	123,416
Provision for income taxes	9,304	14,194	30,092	44,063

Income from continuing operations	18,798	26,112	57,408	79,353
Income (loss) from discontinued operations	7,703	(2,344)	2,766	(2,922)

Net income	$26,501	$23,768	$60,174	$76,431

Basic earnings per share:
Continuing operations	$0.39	$0.47	$1.17	$1.39
Discontinued operations	0.16	(0.04)	0.06	(0.05)

Total	$0.55	$0.43	$1.23	$1.34

Diluted earnings per share:
Continuing operations	$0.38	$0.46	$1.16	$1.36
Discontinued operations	0.16	(0.04)	0.06	(0.05)

Total	$0.54	$0.42	$1.21	$1.31

Shares used in computing earnings per share:
Basic	48,521	55,776	49,111	56,928

Diluted	48,727	56,896	49,633	58,518

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-In-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Income
Balance at September 30, 2007	51,064	$511	$1,097,327	$(1,290,393)	$745,054	$13,815	$566,314
Share-based compensation	—	—	21,713	—	—	—	21,713
Exercise of stock options	500	5	(5,260)	17,112	—	—	11,857
Tax effect from share-based payment arrangements	—	—	(1,874)	—	—	—	(1,874)
Forfeitures of restricted stock	(35)	—	1,114	(1,114)	—	—	—
Repurchases of common stock	(3,540)	(35)	—	(116,607)	—	—	(116,642)
Issuance of ESPP shares from treasury	384	3	(4,684)	13,121	—	—	8,440
Issuance of restricted stock to employees from treasury	53	—	(2,531)	1,826	—	—	(705)
Dividends paid	—	—	—	—	(2,928)	—	(2,928)
Net income	—	—	—	—	60,174	—	60,174	$60,174
Unrealized gains on investments	—	—	—	—	—	174	174	174
Cumulative translation adjustments	—	—	—	—	—	(2,280)	(2,280)	(2,280)

Balance at June 30, 2008	48,426	$484	$1,105,805	$(1,376,055)	$802,300	$11,709	$544,243	$58,068

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$60,174	$76,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,753	39,219
Share-based compensation	21,713	28,232
Deferred income taxes	948	4,081
Tax effect from share-based payment arrangements	(1,874)	15,589
Excess tax benefits from share-based payment arrangements	(1,301)	(12,174)
Gain on repurchase of senior convertible notes	(896)	—
Net amortization (accretion) of premium (discount) on marketable securities	370	(999)
Provision for doubtful accounts	2,867	3,997
Loss on sale of discontinued operations	6,952	—
Gain on sale of product line assets	—	(1,541)
Net (gain) loss on sales of property and equipment	(37)	5
Changes in operating assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	13,576	(17,663)
Prepaid expenses and other assets	2,353	47
Accounts payable	(3,159)	4,653
Accrued compensation and employee benefits	(12,120)	5,542
Other liabilities	(3,827)	(10,607)
Deferred revenue	(1,649)	(5,591)

Net cash provided by operating activities	113,843	129,221

Cash flows from investing activities:
Purchases of property and equipment	(17,613)	(17,315)
Cash proceeds from sale of product line assets	—	13,904
Cash proceeds from sales of property and equipment	1,552	—
Cash paid for acquisition, net of cash acquired	(33,336)	—
Cash proceeds from sale of business unit	14,200	––
Purchases of marketable securities	(153,483)	(171,666)
Proceeds from sales of marketable securities	2,008	14,250
Proceeds from maturities of marketable securities	160,085	182,163
Investment in cost-method investees	—	(10,213)

Net cash provided by (used in) investing activities	(26,587)	11,123

Cash flows from financing activities:
Net increase (decrease) in revolving line of credit	(132,000)	70,000
Repurchases of senior convertible notes	(122,808)	—
Proceeds from issuance of senior notes	275,000	—
Debt issuance costs	(1,477)	(408)
Proceeds from issuances of common stock under employee stock option and purchase plans	19,592	77,245
Dividends paid	(2,928)	(3,384)
Repurchases of common stock	(116,642)	(282,407)
Excess tax benefits from share-based payment arrangements	1,301	12,174

Net cash used in financing activities	(79,962)	(126,780)

Effect of exchange rate changes on cash	298	1,524

Increase in cash and cash equivalents	7,592	15,088
Cash and cash equivalents, beginning of period	95,284	75,154

Cash and cash equivalents, end of period	$102,876	$90,242

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$13,971	$29,266
Cash paid for interest	$10,513	$4,677
See accompanying notes to condensed consolidated financial statements.

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
Principles of Consolidation and Basis of Presentation
     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board (“APB”) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K/A for the year ended September 30, 2007. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Cost of revenues	$2,043	$2,857	$5,464	$10,402
Selling, general and administrative expenses	1,754	1,976	5,017	6,183

	$3,797	$4,833	$10,481	$16,585

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $57.2 million and $54.7 million, net of accumulated amortization of $101.1 million and $95.7 million, as of June 30, 2008 and September 30, 2007, respectively.
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

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	June 30,
	2007	Additions	Payments	Reversal	2008
	(In thousands)
Facilities charges	$10,294	$2,038	$(2,453)	$(445)	$9,434
Employee separation	1,012	6,262	(5,523)	—	1,751

	11,306	$8,300	$(7,976)	$(445)	11,185

Less: current portion	(4,051)				(4,785)

Non-current	$7,255				$6,400

     During the quarter ended December 31, 2007, we recorded a $0.4 million expense reversal due to favorable sublease arrangements we entered into for office space that was vacated last year. During the quarter ended March 31, 2008, we incurred charges of $5.3 million for severance costs associated with the elimination of 190 positions across the organization. We also vacated excess lease space located in Colorado and recorded a lease exit accrual of $0.8 million. During the quarter ended June 30, 2008, we vacated excess lease space located in California and recorded a lease exit accrual for $1.3 million. We also incurred charges of $0.9 million for severance costs related to the elimination of 43 positions across the organization.
4. Composition of Certain Financial Statement Captions

	June 30,	September 30,
	2008	2007
	(In thousands)
Property and equipment	$200,251	$189,158
Less accumulated depreciation and amortization	(151,891)	(138,151)

	$48,360	$51,007

5. Acquisition
     On January 21, 2008, we acquired Dash Optimization (“Dash”), a leading provider of decision modeling and optimization software, for an aggregate cash purchase price of approximately $34.1 million. The acquisition of Dash was consummated principally to augment our decision management analytic tools. We accounted for this transaction using the purchase method of accounting. The results of Dash have been included in our operating results since January 21, 2008.
     The total purchase price is summarized as follows (in thousands):

Total cash consideration	$33,835
Acquisition-related costs	303

Total purchase price	$34,138

     Our allocation of the purchase price was as follows (in thousands):

Assets:
Cash and cash equivalents	$499
Receivables, net	2,094
Prepaid expenses and other current assets	414
Goodwill	18,594
Intangible assets:
Completed technology	9,097
Customer contracts and relationships	3,437
Trade names	691

Total assets	34,826

Liabilities:
Current liabilities	371
Deferred revenue	317

Total liabilities	688

Net assets	$34,138

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
6. Discontinued Operations
     In March 2008, we entered into a definitive agreement for the sale of our Insurance Bill Review business unit. On April 30, 2008, the company completed the sale of the business unit for $14.2 million of cash, which is subject to a final working capital adjustment as defined under the agreement.
     We recorded a $4.2 million after-tax loss related to the disposition in our quarter ended March 31, 2008 as the carrying value of the net assets of the business exceeded the sales price. In the third quarter ended June 30, 2008, we recorded a tax benefit of approximately $7.6 million from the sale, which represents tax deductions related to intangible assets of the business that could not be recognized prior to the sale transaction. With the tax benefit, the overall after-tax gain on the sale was $3.4 million.
     The decision to sell the Insurance Bill Review business was the result of management’s decision to divest non-strategic businesses and focus resources on our core products and services. Insurance Bill Review was part of the Strategy Machine Solutions and Professional Services segments.
     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we determined that the Insurance Bill Review business became a discontinued operation in the second quarter of 2008. We have segregated the net assets, net liabilities and operating results from continuing operations in our balance sheets and statements of income for all periods prior to the sale. Revenues from discontinued operations were $3.5 million and $9.1 million for the quarters ended June 30, 2008 and 2007, respectively, and were $22.9 million and $29.5 million for the nine months ended June 30, 2008 and 2007, respectively. Pre-tax income (loss) from discontinued operations was $111,000 and ($3.9) million for the quarters ended June 30, 2008 and 2007, respectively. Pre-tax loss from discontinued operations was $1.1 million and $4.8 million for the nine months ended June 30, 2008 and 2007, respectively.

     The following table presents balance sheet information for discontinued operations as of September 30, 2007.

September 30,
2007
(In thousands)
Accounts receivable, net	$8,109
Prepaid expenses and other current assets	1,730

Total current assets	9,839
Property and equipment, net	1,150
Goodwill	7,470
Intangible assets, net	8,190

Total assets	$26,649

Accounts payable	$1,096
Accrued compensation and employee benefits	784
Other accrued liabilities	1,768
Deferred revenue	562

Total liabilities	$4,210

7. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator for basic earnings per share — income from continuing operations	$18,798	$26,112	$57,408	$79,353
Interest expense on senior convertible notes, net of tax	1	1	3	3

Numerator for diluted earnings per share	$18,799	$26,113	$57,411	$79,356

Denominator — shares:
Basic weighted-average shares	48,521	55,776	49,111	56,928
Effect of dilutive securities	206	1,120	522	1,590

Diluted weighted-average shares	48,727	56,896	49,633	58,518

Earnings per share:
Basic	$0.39	$0.47	$1.17	$1.39

Diluted	$0.38	$0.46	$1.16	$1.36

     The computation of diluted EPS for the quarters ended June 30, 2008 and 2007, excludes options to purchase approximately 8,697,000 and 4,068,000 shares of common stock, respectively, and for the nine months ended June 30, 2008 and 2007, excludes options to purchase approximately 7,722,000 and 3,577,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
8. Segment Information
     We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:
•	Strategy Machine™ Solutions. These are pre-configured Decision Management (“DM”) applications, formerly Enterprise Decision Management applications, designed for a specific type of business problem or process, such as marketing, account origination, customer management, and fraud. This segment also includes our myFICO solutions for consumers.

•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to lenders directly.

•	Professional Services. Through our professional services, we tailor our DM products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom DM applications.
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
     The following tables summarize segment information for the quarters and nine months ended June 30, 2008 and 2007:

	Quarter Ended June 30, 2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$94,855	$37,553	$39,132	$11,775	$183,315
Operating expenses	(80,549)	(15,838)	(37,533)	(10,344)	(144,264)

Segment operating income	$14,306	$21,715	$1,599	$1,431	39,051

Unallocated share-based compensation expense					(6,755)
Unallocated restructuring					(2,176)

Operating income					30,120
Unallocated interest income					1,707
Unallocated interest expense					(5,203)
Unallocated other income, net					1,478

Income from continuing operations before income taxes					$28,102

Depreciation and amortization	$6,435	$1,298	$1,449	$708	$9,890

	Quarter Ended June 30, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$104,132	$47,229	$35,165	$10,101	$196,627
Operating expenses	(84,264)	(16,865)	(35,570)	(11,873)	(148,572)

Segment operating income (loss)	$19,868	$30,364	$(405)	$(1,772)	48,055

Unallocated share-based compensation expense					(7,933)

Operating income					40,122
Unallocated interest income					3,382
Unallocated interest expense					(3,240)
Unallocated other income, net					42

Income from continuing operations before income taxes					$40,306

Depreciation and amortization	$6,427	$2,228	$1,658	$636	$10,949

	Nine Months Ended June 30, 2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$293,639	$119,556	$114,645	$38,815	$566,655
Operating expenses	(250,400)	(49,719)	(110,409)	(33,892)	(444,420)

Segment operating income	$43,239	$69,837	$4,236	$4,923	122,235

Unallocated share-based compensation expense					(21,456)
Unallocated restructuring					(7,855)

Operating income					92,924
Unallocated interest income					5,942
Unallocated interest expense					(13,461)
Unallocated other expense, net					2,095

Income from continuing operations before income taxes					$87,500

Depreciation and amortization	$18,151	$4,116	$4,086	$2,047	$28,400

	Nine Months Ended June 30, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$306,411	$134,482	$110,829	$33,744	$585,466
Operating expenses	(248,117)	(48,102)	(106,112)	(34,908)	(437,239)

Segment operating income (loss)	$58,294	$86,380	$4,717	$(1,164)	148,227

Unallocated share-based compensation expense					(27,573)
Unallocated gain on sale of product line assets					1,541

Operating income					122,195
Unallocated interest income					10,287
Unallocated interest expense					(9,146)
Unallocated other income, net					80

Income from continuing operations before income taxes					$123,416

Depreciation and amortization	$21,804	$6,679	$5,612	$2,313	$36,408

9. Income Taxes
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
     During the quarter ended June 30, 2008 the total unrecognized tax benefits and related interest did not change materially.
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
     We may redeem for cash all or part of the Senior Convertible Notes on and after August 15, 2008, at a price equal to 100% of the principal amount of the Senior Convertible Notes, plus accrued and unpaid interest. Holders may require us to repurchase for cash all or part of the $400 million of Senior Convertible Notes on August 15, 2008, August 15, 2013 and August 15, 2018, or upon a change in control, at a price equal to 100% of the principal amount of the Senior Convertible Notes being repurchased, plus accrued and unpaid interest.
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
     In March 2008 we repurchased $23.7 million of New Notes from the noteholders and recognized a $0.4 million gain from this redemption during the quarter ended March 31, 2008. In May 2008 we repurchased $100.0 million of New Notes from the noteholders and recognized a $0.5 million gain from this redemption during the quarter ended June 30, 2008. As of June 30, 2008, $267.3 million of the New Notes remain outstanding and are classified as short-term debt in our consolidated condensed balance sheet, because noteholders may require us to repurchase for cash all or part of the New Notes on August 15, 2008.
11. Credit Agreement
     In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of June 30, 2008, we had $38.0 million of borrowings outstanding under the credit facility at an average interest rate of 3.125%.
12. Senior Notes
     On May 7, 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date

A	$ 41 million	6.37%	May 7, 2013
B	$ 40 million	6.37%	May 7, 2015
C	$ 63 million	6.71%	May 7, 2015
D	$131 million	7.18%	May 7, 2018

     We are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which requires five annual principal payments of $8.0 million starting on May 7, 2011. Future principal payments are as follows (in thousands);

Years Ended September 30,
2009	$––
2010	––
2011	8,000
2012	8,000
2013	49,000
Thereafter	210,000

$275,000

     Interest is paid semi-annually on May 7 and November 7 of each year starting on November 7, 2008. Total debt issuance costs were $1.5 million. The Senior Notes are subject to certain restrictive covenants that are essentially similar to the credit agreement and include maintenance of consolidated leverage and fixed charge coverage ratios. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities.
13. Related Party Transactions
     We have a $10 million investment in convertible preferred stock in a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenues for the quarter ended June 30, 2008 included $2.5 million in software license revenue and $1.6 million in professional services revenue. Related party revenues for the nine months ended June 30, 2008 included $2.5 million in software license revenue and $1.9 million in professional services revenue. The accounts receivable balance from this company was $3.6 million as of June 30, 2008.
14. Contingencies
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
15. New Accounting Pronouncements Not Yet Adopted
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS No. 161 will have on our consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This FSP is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. The new accounting treatment requires us to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. We are in the process of determining what effect, if any, the adoption of this FSP will have on our consolidated financial statements.

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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended June 30, 2008, 71% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and wireless and wireline calls and subscriber levels. Approximately 73% and 75% of our revenues during the quarters ended June 30, 2008 and 2007, respectively, and 73% and 75% of our revenues for the nine months ended June 30, 2008 and 2007, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

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
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended June 30, 2008, we achieved bookings of $64.2 million, including two deals with bookings value of $3.0 million or more. In comparison, bookings in the prior year quarter ended June 30, 2007 were $78.7 million, including three with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $57.7 million and $63.4 million during the quarters ended June 30, 2008 and 2007, respectively, representing 31% and 32% of total consolidated revenues in each of these periods. International revenues totaled $185.3 million and $180.1 million during the nine months ended June 30, 2008 and 2007, respectively, representing 33% and 31% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
     On April 1, 2008, we announced the details of a reengineering plan designed to grow revenues through strategic resource allocation and improve profitability through cost reduction. Key components of the plan include rationalizing the business portfolio, simplifying management hierarchy, eliminating low-priority positions, consolidating facilities and managing fixed and variable costs. Also in connection with the plan, we sold our Insurance Bill Review business unit on April 30, 2008 to Mitchell International, Inc., and we exited our Cortronics neural research and FastPanel diagnostics product lines. The Insurance Bill Review business unit is classified as discontinued operations in our consolidated condensed financial statements and in the following management discussion and analysis.
     Once the initiatives under the reengineering plan are completed, which includes exiting the remaining non-strategic product lines, annual revenues are expected to be reduced by approximately $65 million and annual costs are expected to be reduced by approximately $107 million. In addition, we are restricting hiring activities and other anticipated expenditures as part of our cost management activities. A portion of these savings will be reinvested in programs designed to grow revenues.
     In January 2008, we acquired Dash Optimization Ltd., a leading provider of decision modeling and optimization software, for an aggregate purchase price of $34.1 million in cash. Results of operations from this acquisition are included in our results prospectively from the date of acquisition.
     In March 2007, we sold the assets and products associated with our mortgage banking solutions product line, which was included in the Strategy Machines Solutions segment, for $15.8 million in cash. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the product line that was not deductible for income tax purposes. For the nine months ended March 31, 2007, we recorded revenues from the mortgage banking solutions product line of $7.7 million. The earnings contribution from the mortgage banking solutions product line was not significant to our fiscal 2007 results of operations.
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended June 30, 2008 and 2007 are set forth in Note 8 to the accompanying condensed consolidated financial statements.
Continuing Operations
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	June 30,		Percentage of Revenues		Period-to-Period	Percentage
	2008	2007	2008	2007	Change	Change
Segment	(In thousands)				(In thousands)
Strategy Machine Solutions	$94,855	$104,132	52%	53%	$(9,277)	(9)%
Scoring Solutions	37,553	47,229	21%	24%	(9,676)	(20)%
Professional Services	39,132	35,165	21%	18%	3,967	11%
Analytic Software Tools	11,775	10,101	6%	5%	1,674	17%

Total revenues	$183,315	$196,627	100%	100%	(13,312)	(7)%

	Nine Months Ended					Period-to-Period
	June 30,		Percentage of Revenues		Period-to-Period	Percentage
	2008	2007	2008	2007	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$293,639	$306,411	52%	52%	$(12,772)	(4)%
Scoring Solutions	119,556	134,482	21%	23%	(14,926)	(11)%
Professional Services	114,645	110,829	20%	19%	3,816	3%
Analytic Software Tools	38,815	33,744	7%	6%	5,071	15%

Total revenues	$566,655	$585,466	100%	100%	(18,811)	(3)%

     Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007 Revenues
     Strategy Machine Solutions segment revenues decreased $9.3 million due to a $3.6 million decline in revenues from our collections and recovery solutions, a $2.9 million decrease in revenues from our fraud solutions, a $2.5 million decrease in revenues from our marketing solutions and a $1.1 million net decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $0.8 million increase in revenues from our originations solutions.
     The decrease in collections and recovery solutions revenues was due to a decline in license sales. The decrease partially reflects the timing of license sales, which includes large individual contracts. The decrease in fraud solutions revenues was attributable primarily to a large license sale that occurred in the prior year quarter and a decline in volumes associated with transactional-based agreements. In addition, we have experienced a delay in a product upgrade, which impacted current year bookings and revenues and may continue to impact fraud solutions bookings and revenues in future periods. The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of a large customer and pricing pressures.
     Scoring Solutions segment revenues decreased $9.7 million primarily due to a reduction in prescreen revenues derived from the credit reporting agencies, which resulted from a decline in volumes. Revenues were also impacted by a reduction in revenues from our services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. In addition, revenues in the current quarter were adversely impacted by a true-up of royalty fees with one of the reporting agencies. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2008.
     During the quarters ended June 30, 2008 and 2007, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% and 21%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

     Professional Services segment revenues increased $4.0 million due to an increase in implementation services for our collection and recovery solutions products and Blaze Advisor. We also had increased revenues from fraud consulting services. The increase was partially offset by a decline in revenues from development of predictive models.
     Analytic Software Tools segment revenues increased $1.7 million primarily due to sales of products acquired in our acquisition of Dash Optimization Ltd. and an increase in maintenance revenues. The increase in maintenance revenues was due to growth in our installed base of Blaze Advisor software applications. Revenues also increased on sales of model builder products.
     Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007 Revenues
     Strategy Machine Solutions segment revenues decreased $12.8 million due in part to the sale last year of our mortgage banking solutions product line, which contributed $7.1 million of segment revenues in the prior year nine-month period. In addition, segment revenues declined due to a $6.0 million decrease in revenues from our marketing solutions, a $2.5 million decline in revenues from our customer management solutions, a $1.6 million decrease in revenues from our fraud solutions and a $1.0 million net decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $3.0 million increase in revenues from our collections and recovery solutions and a $2.4 million increase in revenues from our consumer solutions.
     The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of a large customer and pricing pressures. The decrease in customer management revenues was due to a decline in license sales. The decrease in fraud solutions revenues was attributable primarily to a large license sale that occurred in the prior year period and a decline in volumes associated with transactional-based agreements. The increase in consumer solutions revenues was attributable to increases in revenues derived from myFICO.com as a result of increased volumes. The increase in collections and recovery solutions revenues was due to an increase in license sales that resulted from successful international sales efforts.
     Scoring Solutions segment revenues decreased $14.9 million primarily due to a reduction in revenues derived from our prescreening and account management services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. Revenues were also impacted by a decline in prescreen revenues derived from the credit reporting agencies. In addition, revenues in the current period were adversely impacted by a true-up of royalty fees with one of the reporting agencies. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2008.
     During the nine months ended June 30, 2008 and 2007, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased $3.8 million due to an increase in implementation services for our collection and recovery, customer management and Blaze Advisor products. The decrease was partially offset by a decline in implementation services for our origination products.
     Analytic Software Tools segment revenues increased $5.1 million primarily due to an increase in sales of Blaze Advisor and model builder licenses, sales of products acquired in our acquisition of Dash Optimization Ltd. and increased maintenance revenue. The increase partially reflects the timing of Blaze Advisor sales, which includes large individual contracts. The increase in maintenance revenues was due to growth in our installed base of Blaze Advisor software applications.

Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	June 30,		Percentage of Revenues		Period-to-Period	Percentage
	2008	2007	2008	2007	Change	Change
	(In thousands)				(In thousands)
Revenues	$183,315	$196,627	100%	100%	$(13,312)	(7)%

Operating expenses:
Cost of revenues	68,709	65,291	38%	33%	3,418	5%
Research and development	18,779	16,917	10%	9%	1,862	11%
Selling, general and administrative	59,734	69,464	33%	35%	(9,730)	(14)%
Amortization of intangible assets	3,797	4,833	2%	3%	(1,036)	(21)%
Restructuring	2,176	—	1%	—	2,176	—

Total operating expenses	153,195	156,505	84%	80%	(3,310)	(2)%

Operating income	30,120	40,122	16%	20%	(10,002)	(25)%
Interest income	1,707	3,382	1%	2%	(1,675)	(50)%
Interest expense	(5,203)	(3,240)	(3)%	(2)%	(1,963)	(61)%
Other income, net	1,478	42	1%	—	1,436	—

Income before income taxes	28,102	40,306	15%	20%	(12,204)	(30)%
Provision for income taxes	9,304	14,194	5%	7%	(4,890)	(34)%

Income from continuing operations	18,798	26,112	10%	13%	(7,314)	(28)%
Income (loss) from discontinued operations	7,703	(2,344)	4%	(1)%	10,047	—

Net income	$26,501	$23,768	14%	12%	2,733	11%

Number of employees at quarter end	2,597	2,760			(163)	(6)%

	Nine Months Ended					Period-to-Period
	June 30,		Percentage of Revenues		Period-to-Period	Percentage
	2008	2007	2008	2007	Change	Change
	(In thousands)				(In thousands)
Revenues	$566,655	$585,466	100%	100%	$(18,811)	(3)%

Operating expenses:
Cost of revenues	208,627	192,806	37%	33%	15,821	8%
Research and development	58,910	51,742	10%	9%	7,168	14%
Selling, general and administrative	187,858	203,679	33%	35%	(15,821)	(8)%
Amortization of intangible assets	10,481	16,585	2%	2%	(6,104)	(37)%
Restructuring	7,855	—	2%	—	7,855	—
Gain on sale of product line assets	—	(1,541)	—	—	1,541	—

Total operating expenses	473,731	463,271	84%	79%	10,460	2%

Operating income	92,924	122,195	16%	21%	(29,271)	(24)%
Interest income	5,942	10,287	1%	2%	(4,345)	(42)%
Interest expense	(13,461)	(9,146)	(2)%	(2)%	(4,315)	(47)%
Other income, net	2,095	80	—	—	2,015	—

Income before income taxes	87,500	123,416	15%	21%	(35,916)	(29)%
Provision for income taxes	30,092	44,063	5%	7%	(13,971)	(32)%

Income from continuing operations	57,408	79,353	10%	14%	(21,945)	(28)%
Income (loss) from discontinued operations	2,766	(2,922)	1%	(1)%	5,688	—

Net income	$60,174	$76,431	11%	13%	(16,257)	(21)%

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
     Cost of revenues as a percentage of revenues was 38% in the quarter ended June 30, 2008, as compared to 33% for the quarter ended June 30, 2007. The increase was driven by a decline in sales of our higher margin scoring solutions products and an increase in professional services projects, which generally have much lower profit margins. The quarter over quarter increase of $3.4 million in cost of revenues resulted from a $3.2 million increase in personnel and other labor-related costs and a $1.2 million increase in facilities and infrastructure costs, partially offset by a $1.0 million decrease in other costs. The increase in personnel and other labor-related costs was attributable primarily to an increase in salary and related benefit costs, which included the impact of annual staff salary increases, and an increase in third party staffing costs to support implementation and consulting services. The increase in facilities and infrastructure costs resulted from an increase in allocated costs associated with an increase in professional services activities.
     The year-to-date period over period increase of $15.8 million in cost of revenues resulted from a $9.2 million increase in personnel and other labor-related costs, a $3.1 million increase in facilities and infrastructure costs, a $1.7 million increase in third-party software and data, a $1.7 million increase in travel costs and a $0.1 million increase in other costs. The overall increase in cost of revenues for the year-to date period was attributable to the same factors that affected the quarter over quarter comparison.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with, or slightly lower than that incurred during the nine months ended June 30, 2008.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The quarter over quarter increase of $1.9 million in research and development expenditures was attributable to a $1.2 million increase in personnel and related costs and a $0.7 million increase in other costs. The increase in personnel and related costs was driven by additional staff to support product development initiatives and costs associated with annual salary adjustments. The increase was partially offset by a shift of employees to lower cost non-U.S. locations.
     The year-to-date period over period increase of $7.2 million in research and development expenditures was attributable primarily to a $5.5 million increase in personnel and related costs, a $0.9 million increase in facilities and infrastructure costs and a $0.8 million increase in other costs. The increase in personnel and related costs was driven by additional staff to support product development initiatives and costs associated with annual salary adjustments. The increase was partially offset by a shift of employees to lower cost non-U.S. locations. The increase in facilities and infrastructure costs was attributable primarily to an increase in allocated facility and information system costs associated with increased development activities.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly greater than that incurred during the nine months ended June 30, 2008, primarily as a result of continued product development associated with decision management applications.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter decrease of $9.7 million in selling, general and administrative expenses was attributable to a $7.9 million decrease in personnel and other labor-related costs, a $1.5 million decrease in travel costs, a $1.0 million decrease in facilities and infrastructure costs partially offset by a $0.7 million net increase in other expenses. The decrease in personnel and labor-related costs related primarily to lower sales commissions which resulted from the decline in revenues, lower share-based compensation expense and a decline in salary and benefit costs resulting from staff reductions and a shift in resources to product development initiatives. The decline in share-based compensation was due to an overall decline in share-based grants and an increase in forfeitures. The decline in travel costs was driven by management programs focused on reducing discretionary expenses.
     The year-to-date period over period decrease of $15.8 million in selling, general and administrative expenses was attributable to a $14.5 million decrease in personnel and other labor-related costs, a $3.5 million decrease in facilities and infrastructure costs and a $0.5 million net decrease in other expenses. The decline was partially offset by a $2.7 million increase in legal fees, primarily associated with the VantageScore litigation. The decrease in personnel and labor-related costs resulted primarily from lower incentive costs, a decline in share-based compensation expense and lower sales commissions. The decline in share-based compensation was due to an overall decline in share-based grants and an increase in forfeitures. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from a reduction in general and administrative activities.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly lower than, that incurred during the nine months ended June 30, 2008.
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
     The quarter over quarter decline of $1.0 million in amortization expense was attributable to certain intangible assets associated with our fiscal 2002 acquisition of HNC Software Inc., becoming fully amortized last fiscal year. The decline was partially offset by amortization recorded in connection with intangible assets acquired in our acquisition of Dash Optimization, Ltd.
     The year-to-date period over period decline of $6.1 million was attributable to the same factors that affected the quarter over quarter comparison.
     We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. Historically, we have had strong operating results and have determined that the carrying value of goodwill was not impaired. With the current weakness in the U.S. financial credit market, which primarily impacts our Strategy Machine Solutions and Scoring Solutions reporting units, we will continue to carefully monitor the performance of each of our reporting units using a more likely-than-not criteria for potential goodwill impairment each quarter.
     Restructuring
     During the quarter ended June 30, 2008, we recognized a charge of $1.3 million to vacate excess leased space located in California. The charge represents future cash lease payments, net of sublease income, which will be paid out over the next five years. We also eliminated 43 positions and incurred charges of $0.9 million for severance costs, which will be primarily paid in the fourth quarter of 2008.
     During quarter ended March 31, 2008, we eliminated 190 positions across the company and incurred charges of $5.3 million for severance costs. Cash payments for the severance costs were paid during the third quarter of fiscal 2008. We also recognized a $0.8 million charge associated with vacating excess leased space located in Colorado. The charge represents future cash lease payments, net of sublease income, which will be paid out over the next three years.
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
     For the nine months ended June 30, 2008, compared with the same period last year, interest income declined by $4.3 million. In addition to the factors described for the quarterly periods, the decline in interest income was partially the result of interest income that we recognized in the prior year period associated with the settlement of a state tax examination.
     Interest Expense
     Interest expense recorded during the quarter and nine months ended June 30, 2008 and 2007 relates to our 1.5% Senior Convertible Notes (“Senior Convertible Notes”) and interest associated with borrowing under our revolving credit facility. In addition, interest expense for the quarter and nine months ended June 30, 2008 also included interest on our Senior Notes that were issued in May 2008. The quarter over quarter increase in interest expense of $2.0 million resulted from an increase in borrowings and interest on the Senior Notes, which have a higher weighted average interest rate as compared to our other debt obligations.
     For the nine months ended June 30, 2008, compared with the same period last year, interest expense increased by $4.3 million. The increase in interest expense resulted from an increase in average borrowings under our revolving credit facility and interest associated with our newly issued Senior Notes.
     We anticipate that noteholders will require us to repurchase all or part of the Senior Convertible Notes as of August 15, 2008. We expect to repay the Senior Convertible Notes with available cash and borrowings under our credit agreement. Accordingly, we expect that interest expense will increase substantially in future periods.
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
     Other income, net was $1.5 million for the quarter ended June 30, 2008, compared with other income, net of $42,000 for the quarter ended June 30, 2007. The increase was partially due to $0.8 million of dividend income that we recognized in the current quarter. In addition, we recognized a $0.5 million gain on the redemption of $100.0 million of Senior Convertible Notes during the quarter ended June 30, 2008.
     Other income, net was $2.1 million for the nine months ended June 30, 2008 compared with other income, net of $80,000 for the nine months ended June 30, 2007. The increase in other income, net was partially due to foreign exchange currency gains of $0.3 million that were recognized in the nine months ended June 30, 2008, compared with foreign exchange currency losses of $0.8 million recorded in the prior year nine-month period. In addition, we recognized gains of $0.9 million on the redemption of $123.7 million of Senior Convertible Notes during the nine months ended June 30, 2008.
     Provision for Income Taxes
     Our effective tax rate was 33.1% and 35.2% during the quarters ended June 30, 2008 and 2007, respectively, and 34.4% and 35.7% during the nine months ended June 30, 2008 and 2007, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     Our effective tax rate for the quarter and nine months ended June 30, 2008, was positively impacted by improved operating results in certain foreign jurisdictions, an increase in the manufacturing deduction and tax benefits that had a larger impact on our tax rate due to lower pre-tax income.

     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended			Period-to-Period
	June 30,		Period-to-Period	Percentage
Segment	2008	2007	Change	Change
		(In thousands)
Strategy Machine Solutions	$14,306	$19,868	$(5,562)	(28)%
Scoring Solutions	21,715	30,364	(8,649)	(28)%
Professional Services	1,599	(405)	2,004	—
Analytic Software Tools	1,431	(1,772)	3,203	—

Segment operating income	39,051	48,055	(9,004)	(19)%
Unallocated share-based compensation	(6,755)	(7,933)	1,178	15%
Unallocated restructuring	(2,176)	—	(2,176)	—

Operating income	$30,120	$40,122	(10,002)	(25)%

	Nine Months Ended			Period-to-Period
	June 30,		Period-to-Period	Percentage
Segment	2008	2007	Change	Change
		(In thousands)
Strategy Machine Solutions	$43,239	$58,294	$(15,055)	(26)%
Scoring Solutions	69,837	86,380	(16,543)	(19)%
Professional Services	4,236	4,717	(481)	(10)%
Analytic Software Tools	4,923	(1,164)	6,087	—

Segment operating income	122,235	148,227	(25,992)	(18)%
Unallocated share-based compensation	(21,456)	(27,573)	6,117	22%
Unallocated restructuring	(7,855)	—	(7,855)	—
Unallocated gain on sale of product line assets	—	1,541	(1,541)	100%

Operating income	$92,924	$122,195	(29,271)	(24)%

     The quarter over quarter decrease of $10.0 million in operating income was attributable to a decline in revenues and the impact of restructuring expenses. The decrease in operating income was partially offset by a reduction in segment operating expenses and lower share-based compensation expense. At the segment level, the decline in operating income was driven by decreases of $8.6 million in segment operating income in our Scoring Solutions segment and $5.6 million in segment operating income in our Strategy Machine Solutions segment. These decreases were partially offset by a $3.2 million increase in segment operating income within our Analytical Software Tools segment and a $2.0 million increase in segment operating income in our Professional Services segment. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from the credit reporting agencies and prescreening services that we provided directly to users. In addition, segment income declined on higher legal expenses. The decrease in Strategy Machine Solutions segment operating income was attributable primarily to a decline in revenues. The decrease in segment income was partially offset by a decrease in operating expenses due to lower sales commissions, lower staff costs resulting from reductions associated with our reengineering plan and lower amortization expense. In our Analytic Software Tools segment, increased segment operating income was due to an increase in sales of licenses for our DM products and a decline in operating expenses. The increase in Professional Services segment operating income was the result of higher revenues, which more than offset increased personnel and third party staff costs that were required to support increased professional services activities.
     The year-to-date period over period decrease of $29.3 million in operating income was attributable to a decline in revenues, an increase in segment operating expenses and the impact of restructuring expenses. The decrease in operating income was partially offset by a reduction in share-based compensation expense. At the segment level, the decline in operating income was driven by decreases of $16.5 million in segment operating income in our Scoring Solutions segment, $15.1 million in segment operating income in our Strategy Machine Solutions segment, and $0.5 million in segment operating income in our Professional Services segment. These decreases were partially offset by a $6.1 million increase in segment operating income within our Analytical Software Tools segment. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from prescreening services that we provide directly to users in financial services and a decline in revenues derived from the credit reporting agencies. In addition, segment income declined on higher legal expenses. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in revenues and an increase in product development costs. The decrease in segment income was partially offset by lower incentive costs and lower amortization expense. The decrease in Professional Services segment operating income was the result of higher personnel costs to support increased professional service activities, which more than offset the increase in revenues. In our Analytic Software Tools segment, higher segment operating income was due to an increase in sales of licenses for our DM products.
Discontinued Operations
     In March 2008, we entered into a definitive agreement for the sale of our Insurance Bill Review business unit. On April 30, 2008, the company completed the sale of the business unit for $14.2 million of cash, which is subject to a final working capital adjustment as defined under the agreement.
     We recorded a $4.2 million after-tax loss related to the disposition in our quarter ended March 31, 2008 as the carrying value of the net assets of the business exceeded the sales price. In the third quarter ended June 30, 2008, we recorded a tax benefit of approximately $7.6 million from the sale, which represents tax deductions related to intangible assets of the business that could not be recognized prior to the sale transaction. With the tax benefit, the overall after-tax gain on the sale was $3.4 million.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $129.2 million during the nine months ended June 30, 2007 to $113.8 million during the nine months ended June 30, 2008. Operating cash flows were negatively impacted by the decline in earnings during the nine months ended June 30, 2008, cash paid for a legal settlement and cash paid for incentive payments that were accrued last year. Operating cash flows were positively impacted by a decrease in trade receivables of $13.6 million, which resulted from the timing of cash receipts and improvements made to our collections process.
     Cash Flows from Investing Activities
     Net cash used in investing activities totaled $26.6 million during the nine months ended June 30, 2008, compared to net cash provided by investing activities of $11.1 million in the nine months ended June 30, 2007. The change in cash flows from investing activities was primarily attributable to $33.3 million of cash paid for the acquisition of Dash Optimization Ltd., $14.2 million of cash we received from the sale of our Insurance Bill Review business unit, $13.9 million of cash received last year from the sale of our mortgage banking solutions product line, a $16.1 million decrease in proceeds from sales and maturities of marketable securities, net of purchases, and a $10.0 million investment we made last year in a company that is developing predictive analytic solutions for healthcare providers.
     Cash Flows from Financing Activities
     Net cash used by financing activities totaled $80.0 million in the nine months ended June 30, 2008, compared to net cash used by financing activities of $126.8 million in the nine months ended June 30, 2007. The change in cash flows from financing activities was primarily due to a $165.8 million decrease in common stock repurchased, a $132.0 million net repayment of borrowings under our revolving credit facility and a $57.7 million decrease in proceeds from the issuance of common stock under employee stock plans. We also repurchased $123.7 million of our senior convertible notes in the open market and issued $275 million of Senior Notes. Proceeds from the issuance of Senior Notes were used to reduce the amount outstanding under our revolving credit facility and repurchase Senior Convertible Notes.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors.

During the nine months ended June 30, 2008, we expended $116.6 million in connection with our repurchase of common stock under such programs.
     In November 2007, our Board of Directors approved a new common stock repurchase program that replaced a previous program. The new program allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of June 30, 2008, we had $148.2 million remaining under this authorization.
     Dividends
     During the quarter ended June 30, 2008, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
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
     As of June 30, 2008, $267.3 million of the Senior Convertible Notes remain outstanding and are classified as short-term debt in our consolidated condensed balance sheet, because noteholders may require us to repurchase for cash all or part of the Senior Convertible Notes on August 15, 2008.
Credit Agreement
     In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of June 30, 2008, we had $38.0 million of borrowings outstanding under the credit facility at an average interest rate of 3.125%.
Senior Notes
     On May 7, 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. The Senior Notes are subject to certain restrictive covenants that are essentially similar to the credit agreement and include maintenance of consolidated leverage and fixed charge coverage ratios. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities.
Capital Resources and Liquidity Outlook
     As of June 30, 2008, we had $232.3 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $600 million revolving credit facility, proceeds from our newly issued Senior Notes and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any repayment of existing debt, including the possible retirement of our Senior Convertible Notes, over the course of the next twelve months and for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. Beginning in fiscal 2008, we estimated the expected term of options granted based on historical exercise patterns. In fiscal 2006 and 2007, we estimated expected term consistent with the simplified method identified in SAB 107 for share-based awards. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Prior to fiscal 2006, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, net income and earnings per share.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of determining what effect, if any, the adoption of SFAS No. 161 will have on our consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This FSP is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. The new accounting treatment requires us to retrospectively record a significant amount of non-cash interest as the discount on the debt is amortized. We are in the process of determining what effect, if any, the adoption of this FSP will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
     We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2008 and September 30, 2007:

	June 30, 2008			September 30, 2007
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(dollars in thousands)
Cash and cash equivalents	$102,876	$102,876	2.53%	$95,286	$95,284	4.43%
Short-term investments	52,790	52,895	3.42%	125,293	125,327	5.21%
Long-term investments	71,038	71,263	3.64%	7,517	7,530	5.33%

	$226,704	$227,034	3.09%	$228,096	$228,141	4.89%

     We are the issuer of 1.5% Senior Convertible Notes (“Senior Convertible Notes”) that mature in August 2023. The fair value of our Senior Convertible Notes, as determined based on quoted market prices, may increase or decrease due to various factors, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Convertible Notes at June 30, 2008 and September 30, 2007:

	June 30, 2008			September 30, 2007
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Convertible Notes	$267,259	$267,259	$264,920	$390,963	$390,963	$391,452
     We have interest rate risk with respect to our five-year $600 million unsecured revolving credit facility. Interest rates are applied to amounts outstanding under this facility at variable rates based on Federal Funds rate plus 0.50% or LIBOR plus margins that range from 0.30% to 0.55% based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of June 30, 2008 we had $38 million of borrowings outstanding on this facility and we had $170 million borrowings outstanding as of September 30, 2007.
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

     The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2008:

	Contract Amount
	Foreign		Fair Value
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian Dollar (CAD)	CAD 700	$692	$—
EURO (EUR)	EUR 8,550	13,471	—
Japanese Yen (YEN)	YEN 109,300	1,038	—

Buy foreign currency:
British Pound (GBP)	GBP 1,241	2,470	—
     The forward foreign currency contracts were all entered into on June 30, 2008, therefore, the fair value was $0 on that date.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit primarily relates to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We allege in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We are seeking injunctive relief, and compensatory and punitive damages. The defendants have made no counterclaims against Fair Isaac in the lawsuit. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. We continue to pursue our claims against all other defendants, with trial expected in mid-2009.
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
     We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. We are also currently involved in litigation with TransUnion and Experian arising from their development and marketing of a credit scoring product competitive with our products. We have asserted various claims, including unfair competition, antitrust, and breach of contract against these credit reporting agencies and their collective joint venture entity, VantageScore, LLC. This litigation could have a material adverse effect on our relationship with one or more of the major credit reporting agencies, or with major customers.
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
     Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. If global economic conditions slow, or if there is an escalation in regional or continued global conflicts or terrorism, we may experience reductions in capital expenditures by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business and results of operations.
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

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased (2)	Paid per Share	or Programs	the Plans or Programs
April 1, 2008 through April 30, 2008	––	$––	––	$157,847,712
May 1, 2008 through May 31, 2008	4,574	$25.14	—	$157,847,712
June 1, 2008 through June 30, 2008	414,024	$23.40	414,024	$148,161,062

	418,598	$23.42	414,024	$148,161,062

(1)	In November 2007, our Board of Directors approved a new common stock repurchase program that replaces our previous program and allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 4,574 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2008.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on May 13, 2008.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: August 5, 2008	By	/s/ CHARLES M. OSBORNE

Charles M. Osborne
Executive Vice President, Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: August 5, 2008	By	/s/ MICHAEL J. PUNG

Michael J. Pung
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2008

Exhibit
Number	Description

10.1	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically