Form 10-K
period 2008-09-30
FAIR ISAAC CORP
filed 2008-11-26
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Commission File Number 0-16439
Fair Isaac Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1499887 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 3200 Minneapolis, Minnesota (Address of principal executive offices)	55402-3232 (Zip Code)
Registrant’s telephone number, including area code:
612-758-5200
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class) Common Stock, $0.01 par value per share Preferred Stock Purchase Rights	(Name of each exchange on which registered) New York Stock Exchange, Inc. New York Stock Exchange, Inc.
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of March 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $683,170,477 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
     The number of shares of common stock outstanding on October 31, 2008 was 48,477,989 (excluding 40,378,794 shares held by the Company as treasury stock).
     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2009.

PART I

Item 1. Business	1
Item 1A. Risk Factors	13
Item 1B. Unresolved Staff Comments	23
Item 2. Properties	23
Item 3. Legal Proceedings	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Executive Officers of the Registrant	24

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6. Selected Financial Data	28
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	46
Item 8. Financial Statements and Supplementary Data	49
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
Item 9A. Controls and Procedures	80
Management’s Report on Internal Control Over Financial Reporting	80
Item 9B. Other Information	80

PART III

Item 10. Directors, Executive Officers and Corporate Governance	80
Item 11. Executive Compensation	81
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13. Certain Relationships and Related Transactions, and Director Independence	81
Item 14. Principal Accountant Fees and Services	81

PART IV

Item 15. Exhibits and Financial Statement Schedules	81
Signatures	85
EX-10.10
EX-10.18
EX-10.39
EX-10.46
EX-10.51
EX-10.55
EX-10.56
EX-10.58
EX-10.59
EX-10.61
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FORWARD LOOKING STATEMENTS
     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2009.
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
     We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in 80 countries use our Decision Management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, healthcare organizations, pharmaceutical companies and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.
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
PRODUCTS AND SERVICES
     We help businesses automate, improve and connect decisions across the enterprise, an approach we commonly refer to as Decision Management, and which we have referred to in past reports as Enterprise Decision Management or EDM. Most of our solutions address customer decisions, including customer targeting and acquisition, account origination, customer management, fraud, collections and recovery. We also help businesses improve noncustomer decisions such as transaction and claims processing, and network integrity review. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.
Our Segments
     We deliver Decision Management through products and services that we categorize into the following four operating segments:
•	Strategy Machine® Solutions. These are preconfigured Decision Management applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and insurance claims management. This segment also includes our myFICO® solutions for consumers.

•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, and we also offer services that provide our scores to clients directly.

•	Professional Services. Through our professional services, we tailor our Decision Management products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom Decision Management applications.
     Comparative segment revenues, operating income and related financial information for fiscal 2008, 2007 and 2006 are set forth in Note 18 to the accompanying consolidated financial statements.

Key Products and Services by Operating Segment
     The table below, and the discussion that follows, reflect two important changes to our product portfolio that occurred in fiscal 2008.
•	First, as part of our growth strategy, we have rationalized our product set, selling some products and putting others into a maintenance program, whereby we continue to service existing clients but do not actively sell the products. This change affected products in our telecommunications and insurance sectors, and results in a smaller set of products being discussed.

•	Second, as part of a new corporate branding strategy, we are changing the names of many of our products. The new names are reflected below.

Operating Segment	Key Products and Services
Strategy Machine Solutions

Marketing	Fair Isaac® Precision Marketing Manager

Originations	LiquidCredit® decision engine
Capstone® Decision Manager
Capstone® Decision Accelerator

Customer Management	TRIAD® adaptive control system
Fair Isaac® Transaction Scores

Fraud	Falcon® Fraud Manager
Fraud Predictor with Merchant Profiles
Falcon® ID solution
Fair Isaac® Card Alert Services

Collections & Recovery	Fair Isaac® Debt Manager™ solution
Recovery Management System™ solution (RMS)
ScoreNet® network
PlacementsPlus® service

Insurance and Healthcare	Payment Optimizer® solution
VeriComp Fraud Manager
MIRA™ Claims Advisor

Analytics	Predictive Analytics
Custom Decision Optimization
Portfolio Analytics

Consumer	myFICO® service
Score Watch™ subscription

Scoring Solutions	FICO® scores
FICO® Expansion® scores
Fair Isaac® Revenue Scores
Fair Isaac® Bankruptcy Scores
Fair Isaac® Insurance Risk Scores
Property PredictR™ scores
FICO® PreScore® Service

Professional Services	Business and solution consulting
Marketing services
Analytic services

Analytic Software Tools	Fair Isaac® Blaze Advisor™ business rules management system
Model Builder for Predictive Analytics
Model Builder for Decision Trees
Decision Optimizer
Xpress-MP

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
   Strategy Machine Solutions
     We develop industry-tailored Decision Management applications, which we categorize as Strategy Machine Solutions, that apply analytics, data management and decision management software to specific business challenges and processes. These include credit offer prescreening, insurance claims management, telecommunications fraud prevention and others. Our Strategy Machine Solutions primarily serve clients in the financial services, insurance, healthcare, and retail sectors. Within our Strategy Machine Solutions segment our customer management solutions accounted for 9%, 8% and 9% of total revenues in each of fiscal 2008, 2007 and 2006, respectively, and our fraud solutions accounted for 15% of total revenues in each of these periods.
     Marketing Strategy Machine Solutions
     The chief Strategy Machine offering for marketing is our Fair Isaac® Precision Marketing Manager (formerly known as Fair Isaac MarketSmart Decision System® solution). The Precision Marketing Manager solution is a suite of products, capabilities and services designed to integrate all of the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs. The Precision Marketing Manager solution enables companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and hospitality companies) to execute more efficient and profitable customer interactions. Services offered under the Precision Marketing Manager brand name include customer data integration services; services that use transaction analytics to identify customer patterns and help clients target their marketing activities; services that enable real-time marketing through direct consumer interaction channels; campaign management and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.
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
     Originations Strategy Machine Solutions
     We provide solutions that enable banks, credit unions, finance companies, installment lenders and other companies to automate and improve the processing of requests for credit or service. These solutions increase the speed and efficiency with which requests are handled, reduce losses and increase approval rates through analytics that assess applicant risk, and reduce the need for manual review by loan officers.
     Our solutions include the web-based LiquidCredit® decision engine, which is primarily focused on the credit decision and is offered largely to mid-tier financial services institutions and e-commerce providers; and Capstone® Decision Manager, a complete end-user software solution for application decisioning and processing. We also offer Capstone Decision Accelerator, which is a rules-based application based on our Fair Isaac® Blaze Advisor® business rules management system. We also offer custom and consortium-based credit risk and application fraud models.

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
     We provide customer management solutions for:
•	Financial Services. In financial services, our leading account and customer management product is the TRIAD® adaptive control system. Our adaptive control systems are so named because they enable businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The TRIAD system is the world’s leading credit account management system, and our adaptive control systems are used by more than 250 issuers worldwide to manage approximately 65% of the world’s credit card accounts. Our latest version of the TRIAD system enables users to manage risk and communications at both the account and customer level from a single platform. We also offer transaction-based neural network models (the term neural network is defined under “Technology” later in this section) called Fair Isaac® Transaction Scores (formerly known as TRIAD Transaction Scores), which help card issuers identify high-risk behavior more quickly and thus manage their credit card accounts more profitably. We market and sell TRIAD end-user software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through 12 third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc. We also provide the TRIAD system as a hosted service in Application Service Provider (“ASP”) mode.

•	Insurance. We provide property and casualty insurers with Decision Management solutions that enable them to create, test and implement decision strategies for areas such as cross-selling, pricing, claims handling, retention, prospecting and underwriting.
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
     Falcon® ID solution enables lenders and telecommunications service providers to control identity fraud across the customer lifecycle. Falcon® ID solution relies on multiple sources of data and complex statistical modeling techniques to identify activity that is at high risk of stemming from identity theft. It also provides business rules management that companies can use to identify and resolve cases that appear to involve identity theft.

     In addition to the Falcon products, we offer Fair Isaac® Card Alert Service (formerly known as CardAlert Fraud Manager). Fair Isaac Card Alert Service is a solution for fighting debit and ATM fraud in the U.S. The Card Alert Service identifies and reports counterfeit payment cards to issuers before the majority of them incur fraud losses. The service analyzes daily transactions across multiple financial institutions, and uses this data to pinpoint multi-card fraud and identify common points of compromise.
     Collections & Recovery Strategy Machine Solutions
     Our leading solutions in this area are the Fair Isaac® Debt ManagerTM solution and the Recovery Management SystemTM (“RMSTM”) solution. The Debt Manager solution automates the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. The RMS solution is focused on the later phases of distressed debt management, including bankruptcy and agency management. Companies using the Debt Manager solution and the RMS solution can access partner services such as collection agencies and attorneys via the ScoreNet® network, which provides web-based access to and from thousands of third-party collections and recovery service providers, as well as access to multiple data sources and Fair Isaac solutions hosted in ASP mode. We also provide the PlacementsPlus® service, an account placement optimization and management system.
     Insurance and Healthcare Strategy Machine Solutions
     We provide fraud and claims management solutions for different segments of the healthcare market. Our principal solutions in this area are:
•	Payment Optimizer® fraud detection system, which provides both prepayment claims scoring and retrospective analysis to help payers reduce fraud losses and ensure payment integrity.

•	VeriComp Fraud Manager software, which uses neural networks and data analysis to identify potentially fraudulent workers’ compensation claims that need investigation or special handling.

•	MIRATM Claims Advisor for Reserving, which uses predictive models to forecast appropriate claims reserves based on individual claim data.
     Analytic Strategy Machine Solutions.
     We perform custom predictive modeling and related analytic projects for clients in multiple industries. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’s data and industry best practices to develop a highly customized solution. Most of this work falls under our heading of predictive analytics, which provide greater insight into customer preferences and future customer behavior. We also perform broader strategy optimization, which apply data and proprietary algorithms to the design of customer treatment strategies.
     Consumer Strategy Machine Solutions
     Through our myFICO® service, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. Consumers can use the myfico.com website to purchase their FICO® scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to manage their scores. Customers can also use the myFICO® service to simulate how taking specific actions would affect their FICO® score. The myfico.com website is the only source for consumers to obtain their FICO® scores and credit reports from all three of the major U.S. credit reporting agencies. Consumers can also purchase Equifax’s Score Watch® subscriptions, which deliver alerts via email and SMS or text messages when the user’s scores or balances change. The myFICO® products and subscription offerings are available online at www.myfico.com in partnership with the three major U.S. credit reporting agencies: Equifax Inc. (“Equifax”), TransUnion Corporation (“TransUnion”) and Experian Information Solutions, Inc. (“Experian”). The myFICO® products and subscription offerings are also available to consumers through lenders, financial portals and numerous other partners.
   Scoring Solutions
     We develop the world’s leading credit scores based on third-party data. Our FICO® credit scores are used in most U.S. credit decisions, by most of the major financial service and credit card organizations as well as by mortgage and auto loan originators. These scores provide a consistent and objective measure of an individual’s credit risk. Credit grantors use the FICO® scores to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. The FICO® scores are calculated based on proprietary scoring models. The scores produced by these models are available through each of the three major credit reporting agencies in the United States: TransUnion, Experian and Equifax. Users generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies share these fees with us.
     In fiscal 2008, we completed revisions to a substantially upgraded version of the FICO® score for U.S. lenders. This release includes enhancements that increase its predictive power, as well as enhancements that consider authorized user accounts (accounts where another consumer is added as a user of the primary cardholder’s account) while limiting the possibility that such accounts are used to artificially inflate scores. This version is expected to be installed at the three major credit reporting agencies beginning in fiscal 2009.
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
     In fiscal 2008, we also added a new product called the Fair Isaac® Credit Capacity Index™, which forecasts the ability of a consumer to handle additional credit.
     Outside of North America, we offer the FICO® score through 10 credit reporting agencies in markets worldwide, and have installed client-specific versions of the FICO® score in a further 10 countries. Like FICO® scores in North America, these scores help lenders in multiple countries leverage the FICO® score’s predictive analysis to assess the risk of prospects, applicants and borrowers, and are particularly valuable in markets where there is not a dominant credit bureau risk score available. FICO® scores are in use or being implemented in 20 different countries across four continents. In fiscal 2008 we extended the score to India and Russia.
     In addition to the scoring noted above, we also offer marketing and bankruptcy scores known as Fair Isaac Revenue Scores and Fair Isaac Bankruptcy Scores through the U.S. credit reporting agencies; an application fraud, revenue and bankruptcy score available in Canada; commercial credit scores delivered by both U.S. and U.K. credit reporting agencies; and a bankruptcy scoring service offered through ISC, a subsidiary of Visa USA.
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
     We provide credit bureau scoring services and related consulting directly to users in financial services through the FICO® PreScore® Service for prescreening solicitation candidates.
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
     Our services include:
•	Business and solution consulting. We help clients implement and use our solutions and technologies. These projects draw on our product knowledge, industry expertise and technical skills. Services that fall into this category include consulting to improve the effectiveness of our clients’ collections and recovery operations, fraud operations and use of business rules management.

•	Marketing services. We help clients gain insight into their customers by enabling the access, analysis and application of corporate data and information. This work involves implementing enterprise-level data and decision management systems, including data warehouses and marts, campaign management tools, database marketing engines, rules-based decision engines and analytical applications.

•	Analytic services. We help clients implement, deploy and use custom analytics, with engagements ranging from model development to full analytic partnerships. Our analytic services also include delivery, proof of concept and other engagements for clients in multiple industries.
   Analytic Software Tools
     We provide end-user software products that businesses use to build their own tailored Decision Management applications. In contrast to our packaged Strategy Machine solutions developed for specific industry applications, our analytic software tools support the addition of Decision Management capabilities to virtually any application or operational system. These tools are sold as licensed software, and can be used by themselves or together to advance a client’s Decision Management initiatives. We use these tools as common software components for our own Decision Management applications, described above in the Strategy Machine Solutions section. They are also key components of our Decision Management architecture, described in the Technology section. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.
The principal products offered are software tools for:
•	Rules Management. The Fair Isaac® Blaze Advisor® business rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables businesses to more quickly develop complex decision making applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our Decision Management applications. The Blaze Advisor system, available in six languages, is a multi-platform solution that supports Web Services and service-oriented architectures (SOA), Java 2 Enterprise Edition (J2EE) platforms, Microsoft .NET and COBOL for z/OS mainframes, and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor system is able to process and execute complex, high-volume business rules.

•	Model Development. Model Builder for Predictive Analytics enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools Fair Isaac uses to build both client-level and industry-level predictive models, and which we have evolved over nearly 40 years. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the Fair Isaac Blaze Advisor system.

•	Data-Driven Strategy Design. Model Builder for Decision Trees enables the user to create empirical strategies, augmenting the user’s expert judgment by applying data-driven analytics to discover patterns empirically. In designing the steps and criteria of a decision strategy, the user can segment the customer base for targeted action based on the results of different performance measures, and can simulate the performance of the designed strategy.

•	Optimization. In January 2008, Fair Isaac acquired Dash Optimization Ltd., and its suite of optimization products known as Xpress-MP. These products include Xpress-Mosel, a powerful compiled modeling and programming language specifically designed for the rapid modeling and deployment of optimization problems; Xpress-Optimizer, sophisticated, robust optimization algorithms for solving large optimization problems; and Xpress-IVE, a complete visual development environment for Xpress-Mosel under Windows, incorporating a Mosel program editor, compiler and execution environment. The Xpress-MP tools are licensed to end users, consultants and independent software vendors in several industries, and Xpress-Optimizer is embedded in Fair Isaac’s Decision Optimizer software. Decision Optimizer is a software tool that enables complex, large-scale optimizations involving dozens of networked action-effect models, and enables exploration and simulation of many optimized scenarios along an “efficient frontier” of options. The data-driven strategies produced by these tools can be executed by the Fair Isaac Blaze Advisor system or one of our Decision Management applications.

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
     In the marketing services market, we compete with Allant, Acxiom, Epsilon, Equifax, Experian, Harte-Hanks, InfoUSA, KnowledgeBase, Merkle and TargetBase, among others. We also compete with traditional advertising agencies and companies’ own internal information technology and analytics departments.
     In the origination market, we compete with Experian, CGI/AMS, Equifax, and Provenir, among others.
     In the customer management market, we compete with CGI/AMS and Experian, among others.
     In the fraud solutions market, we mainly compete with Fortent, ID Analytics, Experian, SAS, Retail Decisions plc, Actimize, Norkom and ACI Worldwide, a division of Transaction Systems Architects, in the financial services market; ECtel, Hewlett-Packard, Subex Azure and Neural Technologies in the telecommunications market; IBM and ViPS in the healthcare segment; and SAS, Infoglide Software Corporation, NetMap Analytics and Magnify in the property and casualty and workers’ compensation insurance market.
     In the collections and recovery solutions market, we mainly compete with CGI/AMS, Columbia Ultimate, Ontario Systems, Austin Logistics, Experian, Attentiv Systems and various boutique firms for software and ASP servicing and in-house scoring and computer science departments, along with the three major U.S. credit reporting agencies and Experian-Scorex for scoring and optimization projects.
     In the insurance and healthcare solutions market, we mainly compete with Ingenix, ViPS, MedStat, Detica, SAS, ISO, and IBM.
     For our direct-to-consumer services that deliver credit scores, credit reports and consumer credit education services, we compete with our credit reporting agency partners and their affiliated companies, as well as with Trilegiant, InterSections and others.
Scoring Solutions
     In this segment, we compete with both outside suppliers and in-house analytics and computer systems departments for scoring business. Major competitors among outside suppliers of scoring models include the three major credit reporting agencies in the U.S. and Canada, which are also our partners in offering our scoring solutions; Experian and Experian-Scorex (U.S. partner), TransUnion and TransUnion International, Equifax, VantageScore (a joint venture entity established by the major U.S. credit reporting agencies), CRIF and other credit reporting agencies outside the United States; and other data providers like LexisNexis and ChoicePoint, some of which also represent Fair Isaac partners.
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
Analytic Software Tools
     Our primary competitors in this segment include SAS, SPSS, Angoss, ILOG (being acquired by IBM), Computer Associates International and Pegasystems.
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
MARKETS AND CUSTOMERS
     Our products and services serve clients in multiple industries, including financial services, insurance, retail, telecommunications, healthcare, pharmaceuticals and governmental agencies. During fiscal 2008, end users of our products included 90 of the 100 largest financial institutions in the United States, and more than half of the largest 100 banks in the world. Our clients also include more than 400 insurers, including the top ten U.S. property and casualty insurers; more than 200 retailers and general merchandisers, including about one-third of the top 100 U.S. retailers; more than 100 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including eight of the world’s top ten pharmaceuticals companies. Nine of the top ten companies on the 2008 Fortune 500 list use Fair Isaac’s solutions.
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
     During fiscal 2008, 2007 and 2006, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 19%, 20% and 19% of our total revenues, respectively.
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
     Revenues from international customers, including end users and resellers, amounted to 33%, 31% and 29% of our total revenues in fiscal 2008, 2007 and 2006, respectively. See Note 18 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.
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
     In 2007, we began the development of an integrated technical architecture for Decision Management, which will ensure interoperability across Fair Isaac systems. Our intention is to bring greater flexibility, higher analytic performance and better decisions across the lifecycle. Building on Fair Isaac’s broad and deep experience in developing Decision Management applications, the architecture is service-oriented, designed for easy standards-based integration with our clients’ core systems and will support and deliver ever more powerful analytics that operate both within specific stages of the customer lifecycle and across them. This Decision Management architecture will contain capabilities from existing Fair Isaac products, from new and existing components and from third-party providers. We have developed the architecture’s components and are migrating our software products onto the architecture. This migration will take the form of successive product releases that also provide immediate client value through added functionality. The first product releases based on this architecture will take place in early fiscal 2009.
     The technologies listed below are all supported by the Decision Management architecture, which will create tighter integration between our Decision Management applications, as well as our Analytic Software Tools.
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
     Decision Analysis and Optimization. Decision analysis refers to the broad quantitative field that deals with modeling, analyzing and optimizing decisions made by individuals, groups and organizations. Whereas predictive models analyze multiple aspects of individual behavior to forecast future behavior, decision analysis analyzes multiple aspects of a given decision to identify the most effective action to take to reach a desired result. We have developed an integrated approach to decision analysis that incorporates the development of a decision model that mathematically maps the entire decision structure; proprietary optimization technology that identifies the most effective strategies, given both the performance objective and constraints; the development of designed testing required for active, continuous learning; and the robust extrapolation of an optimized strategy to a wider set of scenarios than historically encountered. Our acquisition of Dash Optimization Ltd. in January 2008 increased our optimization capabilities to include a proprietary mathematical modeling and programming language, an easy-to-use development environment, and a state-of-the-art set of optimization algorithms. These capabilities allow us to solve a large variety of optimization problems across all industries.
     Transaction Profiling. Transaction profiling is a patent-protected technique used to extract meaningful information and reduce the complexity of transaction data used in modeling. Many of our products operate using transactional data, such as credit card purchase transactions, or other types of data that change over time. In its raw form, this data is very difficult to use in predictive models for several reasons. First, an isolated transaction contains very little information about the behavior of the individual who generated the transaction. In addition, transaction patterns change rapidly over time. Finally, this type of data can often be highly complex. To overcome these issues, we have developed a set of proprietary techniques that transform raw transactional data into a mathematical representation that reveals latent information, and which make the data more usable by predictive models. This profiling technology accumulates data across multiple transactions of many types to create and update profiles of transaction patterns. These profiles enable our neural network models to efficiently and effectively make accurate assessments of, for example, fraud risk and credit risk within real-time transaction streams.
     Customer Data Integration. Decisions made on customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. We have focused on developing data integration processes that are able to assemble and integrate those disparate data sources into a unified view of the customer or household, through the application of persistent keying technology.
     Decision Management Software. In order to make a decision strategy operational, the various steps and rules need to be programmed or exported into the business’ software infrastructure, where it can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and business rules management systems, which perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, business user definition of extremely complex decision strategies using graphic user interfaces; simultaneous testing of hundreds of decision strategies in “champion/challenger” (test/control) mode; high-volume processing and analysis of transactions in real time; integration of multiple data sources; and execution of predictive models for improved behavior forecasts and finer segmentation. Decision management software is an integral part of our Decision Management applications, described earlier.
Research and Development Activities
     Our research and development expenses were $77.8 million, $69.3 million and $83.0 million in fiscal 2008, 2007 and 2006, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.
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

     We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 64 U.S. and 12 foreign patents with 162 applications pending.
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
PERSONNEL
     As of September 30, 2008, we employed 2,480 persons worldwide. Of these, 394 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, 339 full-time employees were located in our San Rafael, California office, 350 full-time employees were located in our San Diego, California office, 313 full-time employees were located in our India-based office and 252 full-time employees were located in our United Kingdom-based offices. None of our employees is covered by a collective bargaining agreement, and no work stoppages have been experienced.
     Information regarding our officers is included in “Executive Officers of the Registrant” at the end of Part I of this report.
Item 1A. Risk Factors
Risks Related to Our Business
We have expanded the pursuit of our Decision Management strategy, and we may not be successful, which could cause our growth prospects and results of operations to suffer.
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
Our reengineering plan may not be successful which could cause our growth prospects and profitability to suffer.
     We are implementing a reengineering plan designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. Initially, implementation of the reengineering plan will reduce our revenues as a result of our exit from non-strategic product lines. Our reengineering plan may not be successful as a result of our failure to reduce expenses at the anticipated level, our inability to exit all non-strategic product lines included in the plan, a loss of more revenues than currently anticipated as a result of implementing the plan or a lower, or no, positive impact on revenues from strategic resource allocation. If our reengineering plan is not successful, our revenues, results of operations and business may suffer.

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
     As we implement our DM strategy, we expect that revenues derived from our scoring solutions, account management solutions, fraud solutions, originations, collections and recovery solutions products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:
•	changes in the business analytics industry;

•	changes in technology;

•	our inability to obtain or use key data for our products;

•	saturation or contraction of market demand;

•	loss of key customers;

•	industry consolidation;

•	failure to execute our client-centric selling approach; and

•	inability to successfully sell our products in new vertical markets.
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
     Our growth and the success of our DM strategy depend upon our ability to develop and sell new products or suites of products. If we are unable to develop new products, or if we are not successful in introducing new products, we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.
We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our revenues and profits. Certain of our large customers have been negatively impacted by the current financial crisis. If these customers continue to be negatively impacted, or if the terms of these relationships otherwise change, our revenues and operating results could decline.
     Most of our customers are relatively large enterprises, such as banks, credit card processors, insurance companies, healthcare firms, retailers and telecommunications carriers. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.
     In addition, since mid-2007, global financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in the fall of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions which are customers of our company. The potential for increased and continuing economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Further deterioration or a continuation of the market conditions experienced since the fall of 2008 is likely to lead to a continued decline in the volume of transactions that we execute for our customers.
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
     The market price of our common stock may be volatile and could be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses are fixed and will not be affected by short-term fluctuations in revenues, short-term fluctuations in revenues may significantly impact operating results. Additional factors that may cause our stock price to fluctuate include the following:
•	variability in demand from our existing customers;

•	failure to meet the expectations of market analysts;

•	changes in recommendations by market analysts;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increases the likelihood of short-term fluctuation in revenues;

•	consumer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive and other conditions in the consumer credit, financial services and insurance industries;

•	fluctuations in domestic and international economic conditions, including a continuation of the substantial disruption currently being experienced by the global financial markets;

•	our ability to complete large installations on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.
     In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the stock prices of many technology companies and financial services companies, and these fluctuations sometimes have been unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions may adversely affect the market price of our common stock.
     Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, the fair value of our businesses has recently declined. If difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our businesses from fiscal 2008 year-end levels. Such further declines in fair value may require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.
Our products have long and variable sales cycles. If we do not accurately predict these cycles, we may not forecast our financial results accurately, and our stock price could be adversely affected.
     We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our ICN selling approach is more complex than our prior sales approach because it emphasizes the sale of complete DM solutions involving multiple products or services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our ICN approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Since our DM strategy contemplates the sale of multiple decision solutions to a customer, expenditures by any given customer are expected to be larger than with our prior sales approach. This may cause customers, particularly those experiencing financial stress, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.
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
     Our DM strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the United States. Limitations imposed by immigration laws in the United States and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.
     The failure to obtain certain forms of model construction data from our customers or others could harm our business.
     We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances provide us with the data we require to analyze transactions, report results and build new models. Our DM strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers, we could lose access to required data and our products, and the development of new products might become less effective. In addition, certain of our products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have asserted copyright interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.
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
     We have a significant share of the available market in portions of our Scoring Solutions segment and for certain services in our Strategy Machine Solutions segment, specifically, the markets for account management services at credit card processors and credit card fraud detection software. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of the future growth of our business and the success of our DM strategy will rest on our ability to continue to expand into newer markets for our products and services. Such areas are relatively new to our product development and sales and marketing personnel. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, either as a result of the quality of these products and services or due to other factors, such as economic conditions, our revenues will decrease.
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
     Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:
•	Use of data by creditors and consumer reporting agencies. Examples in the U.S. include the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations and studies mandated by FACTA, under consideration;

•	Laws and regulations that limit the use of credit scoring models such as state “mortgage trigger” laws, state “inquiries” laws, state insurance restrictions on the use of credit based insurance scores, and the Consumer Credit Directive in the European Union.

•	Fair lending practices, such as the Equal Credit Opportunity Act (“ECOA”) and Regulation B.

•	Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”); FACTA; the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”); identity theft, file freezing, security breach notification and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act; and

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification.

•	The implementation of the Emergency Economic Stabilization Act of 2008 by federal regulators to manage the financial crisis in the United States;

•	Laws and regulations regarding export controls as they apply to Fair Isaac products delivered in non-US countries.
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
     In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, and implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected. Whether or not legislative or regulatory initiatives or other efforts designed to address recent economic conditions successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur additional costs in order to compete in a changed business environment.
Our revenues depend, to a great extent, upon conditions in the consumer credit, financial services and insurance industries. If our clients’ industries continue to experience a downturn, it will likely harm our business, financial condition or results of operations.
     During fiscal 2008, 71% of our revenues were derived from sales of products and services to the consumer credit, financial services and insurance industries. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in the fall of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The recent market developments and the potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Further deterioration or a continuation of recent market conditions is likely to lead to a continued decline in the revenue we receive from financial and other institutions.
     While the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have consolidated in recent years, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As the financial services industry continues to experience contraction in the number of participating institutions, we may have fewer opportunities for revenue growth due to reduced or changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry contraction could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis as formerly separate customers combine their operations under one contract. There can be no assurance that we will be able to prevent future revenue contraction or effectively promote future revenue growth in our businesses.
     While we are attempting to expand our sales of consumer credit, financial services and insurance products and services into international markets, the risks are greater as these markets are also experiencing substantial disruption and we are less well-known in them.
Risk Related to External Conditions
Continuing material adverse developments in global economic conditions, or the occurrence of certain other world events, could affect demand for our products and services and harm our business.
     Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in the fall of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The widespread economic downturn has also negatively affected the businesses and purchasing decisions of companies in the other industries we serve. These recent market developments and the potential for increased and continuing disruptions present considerable risks to our businesses and operations. If global economic conditions continue to experience stress and negative volatility, or if there is an escalation in regional or global conflicts or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business, results of operations and liquidity.
     Whether or not legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur additional costs in order to compete in a changed business environment. Given the volatile nature of the current economic downturn and the uncertainties underlying efforts to mitigate or reverse the downturn, we may not timely anticipate or manage existing, new or additional risks, as well as contingencies or developments, which may include regulatory developments and trends in new products and services. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
In operations outside the United States, we are subject to unique risks that may harm our business, financial condition or results of operations.
     A growing portion of our revenues is derived from international sales. During fiscal 2008, 33% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
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
     Our leased properties include:
•	approximately 243,000 square feet of office, data center, and data processing space in Arden Hills and Minneapolis, Minnesota, in six buildings under leases expiring in 2011 or later; 33,000 square feet of this space is subleased to a third party;

•	approximately 199,000 square feet of office space in San Rafael, California in two buildings under leases expiring in 2012 or later; 45,000 square feet of this space is subleased to a third party;

•	approximately 130,000 square feet of office space in San Diego, California in one building under a lease expiring in 2010; and

•	an aggregate of approximately 413,000 square feet of office and data center space in; Annandale, VA; Atlanta, GA; Bangalore, India; Beijing, China; Birmingham, United Kingdom; Boston, MA; Chicago, IL; Coppell, TX; Cranbury, NJ; Davis, CA; Englewood Cliffs, NJ; Hong Kong, China; Gauteng, Malaysia; Irvine, CA; Leamington Spa, United Kingdom; London, United Kingdom; Madrid, Spain; Melbourne, Australia; New Castle, DE; New York, NY; Norcross, GA; San Jose, CA; Sao Paulo, Brazil; Seoul, Korea; Shanghai, China; Singapore, Singapore; Sydney, Australia; Tokyo, Japan; Toronto, Canada; Tulsa, OK; Westminster, CO; and White Marsh, MD; 99,000 square feet of this space is subleased to third parties.
     See Note 19 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
     Our current executive officers are as follows:

Name	Positions Held	Age
Mark N. Greene	February 2007-present, Chief Executive Officer of the Company. 1995-2007, various executive positions at IBM Corporation including Vice President, Financial Services-Sales and Distribution, General Manager, Global Banking Industry-Sales and Distribution, Vice President, Financial Services Strategy and Solutions-Sales and Distribution, Vice President, SecureWay-Software Group, and Vice President, Electronic Commerce-Software Group. 1993-1994, Vice President and Practice Area Leader-Capital Markets, Technology Solutions Company. 1989-1992, Senior Vice President, Trading Products and Consulting, Berkeley Investment Technologies. 1987-1989, Director, Fixed Income Products, Citi Corp. 1982-1986, various positions at the Federal Reserve Board.	54

Michael H. Campbell	August 2007-present, Executive Vice President, Chief Operating Officer of the Company. July 2006-July 2007, Vice President — ICN Leader - Financial Services of the Company. April 2005-July 2006, Vice President, Chief Operating Officer, Products of the Company. 2003-2005, CEO of TempoSoft, Inc. 1999-2001, held a variety of senior management positions at SAP America, Inc., including Senior Vice President, Solutions and Marketing Organization, Senior Vice President, Solutions Management Organization, and Senior Vice President, Professional Services Organization. 1989-1999, CEO and Chairman, Campbell Software, Inc. Earlier, he was co-founder of General Optimization, Inc., an optimization software developer.	47

Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	41

John D. Emerick, Jr.	April 2007-present, Vice President, Corporate Development and Treasury of the Company. September 2004-March 2007, Vice President, Treasury of the Company. 1999-2004, Director, Media and Communications Finance, CIT Group, Inc. 1998-1999, Treasurer and Director of Corporate Finance, Ovation Communications, Inc. 1995-1998, Vice President, Media Communications and Finance, Newcourt Capital. 1992-1995, Assistant Vice President, PNC Bank. 1985-1992-various analyst positions at financial institutions.	45

Andrew N. Jennings	October 2007–present, Senior Vice President, Chief Research Officer of the Company. May 2007–September 2007, Vice President, Analytic Research and Development of the Company. May 2006–May 2007, Vice President, EDM Applications of the Company. October 1994–May 2006, various senior management positions of the Company including Vice President of International Operations, Vice President European Operations, Vice President Analytic, Customer Management and Collections Business units. 1991-1994, Head of Credit Risk Management, Abbey National plc. 1987–1991, Head of Credit Risk, Barclaycard, Barclays Bank plc. 1980–1987, Lecturer Economic and Econometrics University of Nottingham.	53

Charles M. Osborne	August 2007-present, Executive Vice President, Chief Financial Officer of the Company. March 2007-July 2007, Vice President, Chief Financial Officer of the Company. November 2006-February 2007, Interim Chief Executive	55

Name	Positions Held	Age
	Officer and Vice President, Chief Financial Officer of the Company. May 2004-November 2006, Vice President, Chief Financial Officer of the Company. 1999-2003, partner and investor, Gateway Alliance venture capital partnership. July-December 2000, Executive Vice President and CFO, 21 North Main, Inc. 2000-2004, Interim CFO and Vice President, Finance, University of Minnesota Foundation. 1998-2000, various executive positions with McLeod USA/Ovation Communications, including Vice President, Corporate, General Manager and Chief Financial Officer. April 1997-May 1998, President and Chief Operating Officer, Graco Inc. 1981-1997, various senior financial executive positions with Deluxe Corporation, including Senior Vice President and CFO and Vice President, Finance. 1975-1981, various accounting positions with Deloitte & Touche LLP.

Laurent Pacalin	August 2008-present, Senior Vice President, Chief Marketing Officer of the Company. July 2008, Vice President, Acting Chief Marketing Officer of the Company. April 2008-June 2008, Vice President, Product Marketing of the Company. 2007-2008, Founder and CEO, Omnivoria. 2006-2008, Co-founder and Board Member, California Clean Tech Open. 2002-2006, Vice President and General Manager, Siebel Systems. 2000-2002, Vice President, Chief Marketing Officer, Blue Martini Software. 1999-2000, Vice President, Business Development, Corio. 1994-1999, Various Senior Director and Vice President positions, Oracle. 1990-1994, Director, OEM Channel Sales, Novell. 1986-1990, Manager positions, Texas Instruments.	49

Michael J. Pung	August 2004-present, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	45

Mark R. Scadina	June 2007-present, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various senior positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	39

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock trades on the New York Stock Exchange under the symbol: FIC. According to records of our transfer agent, at September 30, 2008, we had 527 shareholders of record of our common stock.
     The following table shows the high and low closing prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low
Fiscal 2007
October 1 — December 31, 2006	$42.97	$35.61
January 1 — March 31, 2007	$41.84	$37.45
April 1 — June 30, 2007	$40.83	$34.98
July 1 — September 30, 2007	$40.60	$35.33

Fiscal 2008
October 1 — December 31, 2007	$39.98	$32.15
January 1 — March 31, 2008	$31.44	$20.83
April 1 — June 30, 2008	$26.70	$20.31
July 1 — September 30, 2008	$26.67	$19.08
Dividends
     We paid quarterly dividends of two cents per share, or eight cents per year, during each quarter of fiscal 2008, 2007 and 2006. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Issuer Purchases of Equity Securities (1)

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased (2)	Paid per Share	or Programs	the Plans or Programs
July 1, 2008 through July 31, 2008	9,412	$22.10	—	$148,161,062
August 1, 2008 through August 31, 2008	—	$—	—	$148,161,062
September 1, 2008 through September 30, 2008	1,862	$23.92	—	$148,161,062

	11,274	$22.40	—	$148,161,062

(1)	In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 11,274 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2008.

Performance Graph
     The follow graph shows the total stockholder return of an investment of $100 in cash on September 30, 2003, in (a) the Company’s Common Stock (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Fair Isaac Corporation, The S&P 500 Index
And The S&P Application Software Index
*$100 invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.
Copyright © 2008 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved.
     The Company is listed on the New York Stock Exchange (“NYSE”). As an NYSE-listed company, our Chief Executive Officer must certify annually that he is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of that certification. The most recent Chief Executive Officer’s certification was filed with the NYSE on March 17, 2008.

Item 6. Selected Financial Data
     We acquired London Bridge Software Holdings plc (“London Bridge”) in May 2004, Braun Consulting, Inc. (“Braun”) in November 2004, RulesPower, Inc. (“RulesPower”) in September 2005 and Dash Optimization (“Dash”) in January 2008. Results of operations from the acquisitions are included prospectively from the date of each acquisition. As a result of these acquisitions, the comparability of the data below is impacted.
     In April 2008, we completed the sale of our Insurance Bill Review business unit. We accounted for this business unit as a discontinued operation and, accordingly, we have reclassified the selected financial data for all periods presented.

	Fiscal Years Ended September 30,
	2008(1)(2)	2007(1) (2)(3)	2006 (1) (2)	2005	2004 (4)
	(In thousands, except per share data)
Revenues	$744,842	$784,188	$782,995	$748,509	$641,249
Operating income	122,283	160,327	154,400	195,018	177,392
Income from continuing operations	81,186	111,851	104,505	135,767	101,285
Income (loss) from discontinued operations	2,766	(7,201)	(1,019)	(1,219)	1,503
Net income	83,952	104,650	103,486	134,548	102,788

Basic earnings (loss) per share:
Continuing operations	$1.66	$2.00	$1.64	$2.04	$1.45
Discontinued operations	0.06	(0.13)	(0.01)	(0.02)	0.02

Total	$1.72	$1.87	$1.63	$2.02	$1.47

Diluted earnings (loss) per share:
Continuing operations	$1.64	$1.94	$1.60	$1.88	$1.29
Discontinued operations	0.06	(0.12)	(0.01)	(0.02)	0.02

Total	$1.70	$1.82	$1.59	$1.86	$1.31

Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	At September 30,
	2008	2007	2006	2005	2004
	(In thousands)
Working capital (deficit)	$229,071	$(103,173)	$(123,719)	$274,523	$345,785
Total assets	1,275,253	1,275,771	1,321,205	1,351,061	1,444,779
Senior convertible notes	—	390,963	400,000	400,000	400,000
Senior Notes	275,000	—	—	—	—
Revolving line of credit	295,000	170,000	—	—	—
Stockholders’ equity	561,941	566,314	770,028	805,094	916,471

(1)	Results of operations for fiscal years 2008, 2007 and 2006 include pre-tax share-based compensation expense from continuing operations of $27.7 million, $35.5 million and $41.1 million respectively, after our adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on October 1, 2005.

(2)	Results of operations for fiscal years 2008, 2007 and 2006 include pre-tax charges of $10.2 million, $2.5 million and $19.5 million, respectively, in restructuring expenses.

(3)	Results of operations for fiscal year 2007 include a $1.5 million gain on the sale of product line assets.

(4)	Results of operations for fiscal 2004 include an $11.1 million pre-tax loss on redemption of our convertible subordinated notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     We are a leader in Decision Management (“DM”) solutions that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics and decision management systems power hundreds of billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, telecommunications providers, healthcare organizations, pharmaceutical companies and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the year ended September 30, 2008, 71% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and wireless and wireline calls and subscriber levels. Approximately 73% of our revenues during fiscal 2008 were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements; (ii) additional or expanded business from renewals of contracts; and (iii) to a lesser extent, previous customers that have attrited and been resold only as a result of a significant sales effort. In the fourth quarter of fiscal 2008, we achieved bookings of $71.2 million, including two deals with bookings values of $3.0 million or more. In comparison, bookings in the fourth quarter of fiscal 2007 were $93.3 million, including five deals with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States continue to grow, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $246.3 million, $240.5 million and $230.2 million in fiscal 2008, 2007 and 2006, respectively, representing 33%, 31% and 29% of total consolidated revenues in each of these years. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.

Reengineering Plan
     In April 2008, we announced the details of a reengineering plan designed to grow revenues through strategic resource allocation and improve profitability through cost reduction. Key components of the plan include rationalizing the business portfolio, simplifying management hierarchy, eliminating low-priority positions, consolidating facilities and managing fixed and variable costs. Also in connection with the plan, we sold our Insurance Bill Review business unit and we fully exited our Cortronics neural research and Fast Panel diagnostics product lines.
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
Current Business Environment
     In 2008, the financial markets experienced significant volatility and general economic conditions deteriorated. These conditions have had a substantial impact on our customers, especially financial institutions. This has included an increased number of consolidations among our customers, a significant decline in new account acquisition activities and extension of credit by financial institutions and a general slowing of software purchases by our customers. These unfavorable conditions affected our business in fiscal 2008 and are expected to continue to affect us in fiscal 2009. In particular, our Scoring and Strategy Machine Solutions segments experienced significant revenue declines in fiscal 2008.
     As a result of this difficult business environment, we will continue to aggressively manage our expenses in an effort to maintain solid earnings and cash flows. We also plan to continue to invest in our Decision Management solutions as well as our core business operations.
Acquisition and Divestiture Activity
     In January 2008, we acquired Dash Optimization Ltd., a leading provider of decision modeling and optimization software, for an aggregate purchase price of $34.1 million in cash. Results of operations from this acquisition are included in our results prospectively from the date of acquisition.
     In April 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash to Mitchell International, Inc. We recorded a $6.9 million pre-tax loss, but a $3.4 million after-tax gain on the sale as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes. Revenues from the business were $22.9 million, $38.0 million and $42.4 million in fiscal 2008, 2007 and 2006, respectively. After-tax losses were $0.7 million, $7.2 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively. The Insurance Bill Review business unit is classified as discontinued operations in our consolidated financial statements and in the following management discussion and analysis.
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
Segment Information
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2008, 2007 and 2006 are set forth in Note 18 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS
Continuing Operations
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated.

				Period-to-Period
				Change
	Revenues			2008	2007
	Fiscal Year			to	to
Segment	2008	2007	2006	2007	2006
	(In thousands)			(In thousands)
Strategy Machine Solutions	$388,108	$404,881	$415,282	$(16,773)	$(10,401)
Scoring Solutions	156,816	180,444	177,152	(23,628)	3,292
Professional Services	147,864	147,430	144,830	434	2,600
Analytic Software Tools	52,054	51,433	45,731	621	5,702

Total Revenues	$744,842	$784,188	$782,995	(39,346)	1,193

				Period-to-Period
				Percentage
				Change
	Percentage of Revenues			2008	2007
	Fiscal Year			to	to
Segment	2008	2007	2006	2007	2006
Strategy Machine Solutions	52%	51%	53%	(4)%	(3)%
Scoring Solutions	21%	23%	23%	(13)%	2%
Professional Services	20%	19%	18%	—	2%
Analytic Software Tools	7%	7%	6%	—	12%

Total Revenues	100%	100%	100%	(5)%	—

Fiscal 2008 Revenues Compared to Fiscal 2007 Revenues
     Strategy Machine Solutions segment revenues decreased $16.8 million due partially to the sale last year of our mortgage banking solutions product line, which caused a $7.1 million decline in segment revenues. In addition, segment revenues declined due to a $6.5 million decrease in revenues from our marketing solutions, a $5.3 million decrease in revenues from our fraud solutions, a $4.4 million decrease in revenues from our analytic solutions and a $1.7 million decrease in revenues from our other strategy machine solutions. The revenue decrease was partially offset by a $4.7 million increase in revenues from our customer management solutions and a $3.5 million increase in revenues from our consumer solutions.
     The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of a large customer and pricing pressures. The decrease in fraud solutions revenues was attributable primarily to a large license sale that occurred in the prior year and a decline in volumes associated with transactional-based agreements. In addition, we have experienced a delay in a product upgrade, which impacted current year bookings and revenues and may continue to impact fraud solutions bookings and revenues in future periods. The decline in analytic solutions resulted from a decline in license sales. The increase in customer management solutions revenues was due to the sale of several large licenses in the current year and increased maintenance revenues from an increase in our installed base. The increase in consumer solutions revenues was attributable to increases in revenues derived from myFICO.com as a result of increased volumes. The higher volumes were driven by increased demand by consumers to access and monitor their credit scores.
     Scoring Solutions segment revenues decreased $23.6 million due to a $13.2 million reduction in revenues derived from the credit reporting agencies, which resulted from a decline in prescreen volumes. Volumes declined as financial institutions have significantly reduced new account acquisition activities and extension of credit. Revenues were also impacted by a $9.0 million reduction in revenues from our services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2009.
     During fiscal 2008 and 2007, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% and 20%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues increased $0.4 million due to an increase in implementation services for our collection and recovery products and for Blaze Advisor. The increase was partially offset by a decline in analytic and insurance and healthcare consulting services. In addition, the revenue increase was partially offset by a decline in implementation services for our originations products.
     Analytic Software Tools segment revenues increased $0.6 million primarily due to sales of $4.1 million from products acquired in our acquisition of Dash Optimization Ltd. and an increase in maintenance revenues. The increase in maintenance revenues resulted from the overall growth in our installed base of Blaze Advisor. The increase was offset by a decline in sales of Blaze Advisor licenses.
Fiscal 2007 Revenues Compared to Fiscal 2006 Revenues
     Strategy Machine Solutions segment revenues decreased $10.4 million due partially to the sale of our mortgage banking solutions product line, which resulted in a $10.9 million decline in segment revenues. In addition, segment revenues declined due to a $5.5 million decrease in revenues from our customer management solutions, a $5.5 million decrease in revenues from our originations solutions and a $0.9 million decrease in revenues from our other strategy machine solutions. The revenue decrease was partially offset by a $9.5 million increase in revenues from our collection and recovery solutions, a $1.6 million increase in revenues from our consumer solutions and a $1.3 million increase in revenues from our fraud solutions.
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
     Professional Services segment revenues increased $2.6 million from consulting and implementation services for customer management products, for services to develop predictive models for a large customer and implementation services for Blaze Advisor. The increase was partially offset by a decline in implementation services for our collection and recovery products and fraud products and a decline in industry consulting services. The decline in implementation services for fraud products was partially the result of a delay in a product upgrade.
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

Operating Expenses and Other Income (Expense)
     The following tables set forth certain summary information related to our statements of income for the fiscal years indicated.

				Period-to-Period
				Change
				2008	2007
	Fiscal Year			to	to
	2008	2007	2006	2007	2006
	(In thousands, except employees)			(In thousands, except
				employees)
Revenues	$744,842	$784,188	$782,995	$(39,346)	$1,193

Operating expenses:
Cost of revenues	274,917	259,450	247,289	15,467	12,161
Research and development	77,794	69,322	82,951	8,472	(13,629)
Selling, general and administrative	245,639	273,705	256,653	(28,066)	17,052
Amortization of intangible assets	14,043	20,470	22,169	(6,427)	(1,699)
Restructuring and acquisition-related	10,166	2,455	19,533	7,711	(17,078)
Gain on sale of product line assets	—	(1,541)	—	1,541	(1,541)

Total operating expenses	622,559	623,861	628,595	(1,302)	(4,734)

Operating income	122,283	160,327	154,400	(38,044)	5,927
Interest income	8,802	13,527	15,248	(4,725)	(1,721)
Interest expense	(20,335)	(12,766)	(8,569)	(7,569)	(4,197)
Other income (expense), net	2,245	427	(210)	1,818	637

Income from continuing operations before income taxes	112,995	161,515	160,869	(48,520)	646
Provision for income taxes	31,809	49,664	56,364	(17,855)	(6,700)

Income from continuing operations	81,186	111,851	104,505	(30,665)	7,346
Income (loss) from discontinued operations	2,766	(7,201)	(1,019)	9,967	(6,182)

Net income	$83,952	$104,650	$103,486	(20,698)	1,164

Number of employees at fiscal year end	2,480	2,824	2,737	(344)	87

				Period-to-Period
				Percentage
				Change
	Percentage of Revenues			2008	2007
	Fiscal Year			to	to
	2008	2007	2006	2007	2006
Revenues	100%	100%	100%	(5)%	—

Operating expenses:
Cost of revenues	37%	33%	31%	6%	5%
Research and development	11%	9%	11%	12%	(16)%
Selling, general and administrative	33%	35%	33%	(10)%	7%
Amortization of intangible assets	2%	3%	3%	(31)%	(8)%
Restructuring and acquisition-related	1%	—	2%	—	(87)%
Gain on sale of product line assets	—	—	—	—	—

Total operating expenses	84%	80%	80%	—	(1)%

Operating income	16%	20%	20%	(24)%	4%
Interest income	1%	2%	2%	(35)%	(11)%
Interest expense	(2)%	(1)%	(1)%	(59)%	(49)%
Other income (expense), net	—	—	—	—	—

Income from continuing operations before income taxes	15%	21%	21%	(30)%	—
Provision for income taxes	4%	7%	8%	(36)%	(12)%

Income from continuing operations	11%	14%	13%	(27)%	7%
Income (loss) from discontinued operations	—	(1)%	—	—	—

Net income	11%	13%	13%	(20)%	1%

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
     Cost of revenues as a percentage of revenues was 37% in fiscal 2008, as compared to 33% in fiscal 2007. The increase was driven by a decline in sales of our higher margin scoring solutions products and an increase in professional services projects, which generally have much lower profit margins. In dollars, cost of revenues increased $15.5 million due to a $7.8 million increase in personnel and other labor-related costs, a $4.0 million increase in facilities and infrastructure costs, a $2.2 million increase in third-party software and data and a $1.5 million net increase in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in salary and related benefit costs and an increase in outside staff costs utilized for professional service projects. The increase in personnel and other labor-related costs was partially offset by lower incentive and share-based compensation expense. The decline in share-based compensation expense was due to an overall decline in share-based grants and the impact of forfeitures. The increase in facilities and infrastructure costs was attributable to an increase in allocated costs associated with an increase in professional services activities. The increase in third-party software and data costs was due to an increase in consumer solutions costs, which resulted from higher revenues.
     The fiscal 2007 over 2006 increase of $12.2 million in cost of revenues includes a $10.3 million increase in personnel and other labor-related costs, a $1.8 million increase in third-party software and data, a $1.0 million increase in facilities and infrastructure costs, and a $0.9 million net decrease in various other expenditures. The increase in personnel and other labor-related costs was attributable primarily to an increase in salary and related benefit costs and an increase in outside staff costs. The increase in third-party software and data costs was due to an increase in consumer solutions costs, which resulted from higher revenues, and a change in product mix. The increase in facilities and infrastructure costs was attributable to an increase in allocated costs associated with an increase in professional services activities.
     In fiscal 2009, we expect that cost of revenues as a percentage of revenues will be consistent with or slightly greater than the cost of revenues incurred during fiscal 2008 due to an expected continuing decline in revenues associated with our Scoring Solutions products.
Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The fiscal 2008 over 2007 increase of $8.5 million in research and development expenditures was attributable primarily to an increase in personnel and related costs of $5.8 million, a $0.9 million increase in facilities and infrastructure costs and a $1.8 million net increase in other costs. The increase in personnel and related costs was driven by additional staff to support product development initiatives and costs associated with annual salary adjustments. The increase was partially offset by lower incentive expense. The increase in facilities and infrastructure costs was attributable primarily to an increase in allocated facility and information system costs associated with increased development activities. The increase in other costs was partially due to higher costs for data that is used for product development initiatives.
     The fiscal 2007 over 2006 decrease of $13.6 million in research and development expenditures was attributable primarily to a decrease in personnel and related costs of $10.4 million, a $3.0 million decrease in facilities and infrastructure costs and a $0.2 million decrease in other costs. The decrease in personnel and related costs was the result of lower salary and benefit costs due to the shift of employees to non-U.S. locations and staff reductions, which occurred in the prior year period. The decrease in facilities and infrastructure costs was attributable to the shift of employees to lower cost non-U.S. locations and a decline in allocated costs due to a staff reduction.
     In fiscal 2009, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly greater than those incurred during fiscal 2008 due to continued investment in our Decision Management solutions.

Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The fiscal 2008 over 2007 decrease of $28.1 million in selling, general and administrative expenses was attributable to a $24.6 million decrease in personnel and other labor-related costs, a $3.6 million decrease in facilities and infrastructure costs, a $2.0 million decrease in travel costs and a $0.9 million net decrease in other costs. The decrease in selling, general and administrative expenses was partially offset by a $3.0 million increase in legal fees. The decrease in personnel and labor-related costs related primarily to lower sales commissions which resulted from the decline in revenues, lower incentive and share-based compensation expense and a decline in salary and benefit costs resulting from staff reductions. The decline in share-based compensation was due to an overall decline in share-based grants and impact of forfeitures. The decline in travel costs was driven by management programs focused on reducing discretionary expenses. The increase in legal fees was primarily due to litigation costs associated with the VantageScore litigation.
     The fiscal 2007 over 2006 increase of $17.1 million in selling, general and administrative expenses was attributable to a $9.7 million increase in personnel and other labor-related costs, a $3.3 million increase in our provision for doubtful accounts receivable, a $0.6 million increase in legal fees and a $3.5 million increase in other expenses. The increase in personnel and labor-related costs resulted primarily from an increase in sales staff and commissions, partially offset by a decline in third party staffing costs and share-based compensation expense. The decline in share-based compensation expense was due to an overall decline in share-based grants and an increase in forfeitures in fiscal 2007. The increase in the provision for doubtful accounts resulted from an overall increase in accounts receivable and a related shift in aging of balances due to internal process inefficiencies and slower collections associated with certain international clients.
     In fiscal 2009, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with, or slightly lower than, those incurred during fiscal 2008 due to continued aggressive management of expenses.
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
     The fiscal 2008 over 2007 decline of $6.4 million in amortization expense was attributable to certain intangible assets associated with our fiscal 2002 acquisition of HNC Software Inc. becoming fully amortized during fiscal 2007. The decline was partially offset by amortization recorded in connection with intangible assets acquired in our purchase of Dash Optimization, Ltd.
     The fiscal 2007 over 2006 decline of $1.7 million in amortization expense was attributable to certain intangible assets associated with our fiscal 2002 acquisition of HNC Software Inc. becoming fully amortized during fiscal 2007.
     In fiscal 2009, we expect amortization expense will be consistent with the amortization expense incurred in 2008.
Restructuring and Acquisition-Related Expenses
     The following table sets forth certain summary information on restructuring and acquisition-related expenses.

	Fiscal Year
	2008	2007	2006
	(In thousands)
Severance costs	$7,353	$1,012	$5,069
Vacating excess lease space	2,672	1,443	12,954
Abandoned acquisition	—	—	2,184
Restructuring plan adjustment-leased space	141	—	(674)

Total restructuring and acquisition-related expense	$10,166	$2,455	$19,533

     In fiscal 2008, we eliminated 280 positions across the company and incurred charges of $7.4 million for severance costs. Cash payments for the majority of the severance costs were paid in fiscal 2008. We also recognized charges of $2.7 million associated with vacating excess leased space primarily located in Colorado and California. The charge represents future cash lease payments, net of estimated sublease income, which will be paid out over the next four years. In addition, we recognized a net charge of $0.1 million as a result of unfavorable sublease arrangements associated with office space we vacated in prior years.
     In fiscal 2007, we recorded a charge of $1.0 million for severance costs associated with the elimination of 13 management positions. In addition, we recorded a charge of $1.4 million to vacate excess leased space located in California and Maryland. Included in the $1.4 million charge was $0.2 million to write off fixed assets that were abandoned as part of this action. The remaining charge of $1.2 million was for future cash lease obligations, net of estimated sublease income. Cash payments for the majority of these costs were paid in fiscal 2008.
     In connection with a restructuring initiative in fiscal 2006, we incurred charges of $5.0 million for severance costs associated with a reduction of 179 employees primarily in product management, delivery and development functions. As part of this restructuring initiative, we also recognized a $0.1 million charge associated with the abandonment of leased office space representing future cash obligations under the lease.
     As a result of vacating excess leased space located in California in fiscal 2006, we incurred a charge of $13.0 million, representing future cash lease obligations, net of estimated sublease income. We expect that the future lease obligations will be paid out over the next three years, which represents the remaining term of the lease.
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
     The fiscal 2008 over 2007 decrease of $4.7 million in interest income was attributable to lower average cash and investment balances and a decline in interest rates and investment income yields due to market conditions. The decrease in average cash and investment balances resulted principally from cash used to repurchase common stock.
     The fiscal 2007 over 2006 decrease of $1.7 million in interest income was attributable to lower average cash and investment balances. The decrease in cash and investment balances resulted principally from cash used to repurchase common stock, partially offset by cash provided by operating activities and proceeds received from the exercise of employee stock options.

Interest Expense
     In fiscal 2008, interest expense included interest on Senior Notes that were issued in May 2008; interest related to our 1.5% Senior Convertible Notes and interest associated with borrowings under our revolving credit facility. All of our Senior Convertible Notes were repurchased during 2008. In fiscal 2007, interest expense included interest related to our Senior Convertible Notes and revolving credit facility. Interest expense recorded in fiscal 2006 only related to the Senior Convertible Notes.
     The increase in interest expense of $7.6 million in fiscal 2008 as compared to fiscal 2007 resulted from increased borrowings under our revolving credit facility and that borrowings outstanding had a higher weighted average interest rate. The increase in the average interest rate was due primarily to the issuance of the Senior Notes, which had a weighted average interest rate of 6.8%.
     The increase in interest expense of $4.2 million in fiscal 2007 as compared to fiscal 2006 resulted from borrowings under our revolving credit facility, which we utilized to repurchase common stock.
     In fiscal 2009, we expect that interest expense will be greater than what we incurred during fiscal 2008 as our borrowings will have a higher weighted average interest rate.
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
     Other income, net was $2.2 million in fiscal 2008, compared with $0.4 million in fiscal 2007. The change resulted from an increase in foreign exchange gains of $1.2 million due to favorable exchange rate fluctuations and that fiscal 2007 included a $0.5 million loss from the sale of company owned aircraft.
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
Provision for Income Taxes
     Our effective tax rates were 28.2%, 30.7% and 35.0% in fiscal 2008, 2007 and 2006, respectively.
     The decrease in our effective tax rate in fiscal 2008 compared with fiscal 2007 was due to the recognition in fiscal 2008 of $4.6 million of discrete tax benefits, an increase in the domestic production deduction and the impact of higher earnings in certain foreign jurisdictions that have tax rates lower than the U.S. federal statutory rate. The $4.6 million of discrete tax benefits, which reduced our effective tax rate by 4.0%, was primarily related to the reversal of a valuation allowance associated with foreign net operating losses. Excluding these discrete tax benefits, the effective tax rate for fiscal 2008 would have been 32.2%. The decline in the effective tax rate in fiscal 2008 was partially offset by the impact of a delay in the extension of the U.S. federal research tax credit and that fiscal 2007 income tax expense was reduced by favorable tax settlements.
     The decrease in our effective tax rate in fiscal 2007 compared with fiscal 2006 was due to the recognition in fiscal 2007 of $8.2 million of discrete tax benefits. The discrete tax benefits included favorable settlements of the fiscal 1998 through 2001 U.S. federal examinations and the fiscal 1999 through 2002 California Franchise Tax Board examinations. Our effective tax rate, however, was adversely impacted by the sale of our mortgage banking solutions product line, due to $3.3 million of goodwill associated with the product line that was not deductible for income tax purposes. These items reduced our effective tax rate in fiscal 2007 by 5.1%. Excluding these discrete tax benefits, the effective tax rate for fiscal 2007 would have been 35.8%. In addition to the discrete tax benefits, our effective tax rate in fiscal 2007 was also affected by the repeal of the Extraterritorial Income Exclusion (“EIE”), which was effective December 31, 2006. The EIE deduction reduced income tax expense by $0.5 million in fiscal 2007 compared with $4.6 million in fiscal 2006.

Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal years indicated.

						Period-to-Period
				Period-to-Period		Percentage
				Change		Change
				2008	2007	2008	2007
	Fiscal Year			to	to	to	To
Segment	2008	2007	2006	2007	2006	2007	2006
	(In thousands)			(In thousands)
Strategy Machine Solutions	$61,478	$73,409	$86,349	$(11,931)	$(12,940)	(16)%	(15)%
Scoring Solutions	90,458	115,317	112,413	(24,859)	2,904	(22)%	3%
Professional Services	627	6,904	13,528	(6,277)	(6,624)	(91)%	(49)%
Analytic Software Tools	7,610	1,071	2,749	6,539	(1,678)	—	(61)%

Segment operating income	160,173	196,701	215,039	(36,528)	(18,338)	(19)%	(9)%
Unallocated share-based compensation expense	(27,724)	(35,460)	(41,106)	7,736	5,646	22%	14%
Unallocated restructuring and acquisition-related expense	(10,166)	(2,455)	(19,533)	(7,711)	17,078	—	87%
Unallocated gain on sale of product line assets	—	1,541	—	(1,541)	1,541	(100)%	—

Operating income	$122,283	$160,327	$154,400	(38,044)	5,927	(24)%	4%

     The fiscal 2008 over fiscal 2007 decrease of $38.0 million in operating income was attributable to a decline in revenues and an increase in restructuring expenses. The decrease in operating income was partially offset by a reduction in share-based compensation expense. At the segment level, the decline in operating income was driven by decreases of $24.9 million in segment operating income in our Scoring Solutions segment, $11.9 million in segment operating income in our Strategy Machine Solutions segment, and $6.3 million in segment operating income in our Professional Services segment. These decreases were partially offset by a $6.5 million increase in segment operating income within our Analytical Software Tools segment. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from prescreening services that we provide directly to users in financial services and a decline in revenues derived from the credit reporting agencies. Revenues declined as financial institutions have significantly reduced new account acquisition activities and extension of credit. In addition, segment income declined on higher legal expenses. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in revenues that was partially offset by lower operating costs. The decrease in operating costs was driven by lower salary and benefit costs that resulted from staff reductions, lower incentive costs and a reduction in amortization expense. The decrease in Professional Services segment operating income was the result of higher personnel costs to support increased professional service activities, including increased use of outside staff costs. In our Analytic Software Tools segment, higher segment operating income was due to an increase in sales of licenses for our DM products and reduced operating costs. The decrease in operating costs was driven by lower salary and benefit costs, which resulted from staff reductions, and lower incentive costs. In addition, internal staff was re-deployed to develop Decision Management solutions associated with our Strategy Machines Solutions segment.
     The fiscal 2007 over fiscal 2006 increase of $5.9 million in operating income was attributable to lower share-based compensation expense and the impact of restructuring and acquisition-related costs that were recognized in fiscal 2006. At the segment level, the decrease in segment operating income was driven by decreases of $12.9 million, $6.6 million and $1.7 million in segment operating income within our Strategy Machine Solutions, Professional Services and Analytic Software Tools segments, respectively. The decline was partially offset by a $2.9 million increase in segment operating income within our Scoring Solutions segment. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in sales of customer management solutions and originations solutions products and higher operating expenses. The operating expense increase was driven by an increase in marketing costs and higher third party data and software costs. The decrease in Professional Services segment operating income was the result of higher personnel costs to support increased professional services activities, which more than offset the increase in segment revenues. In our Analytic Software Tools segment, the decrease in segment operating results was due to increased personnel costs, partially offset by an increase in sales of licenses of our DM products. The increase in Scoring Solutions segment operating income was attributable primarily to an increase in revenues derived from risk scoring services at the credit reporting agencies, partially offset by higher legal expenses.
Discontinued Operations
     On April 30, 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash. We recorded a $6.9 million pre-tax loss, but a $3.4 million after-tax gain on the sale as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes.
     Revenues from discontinued operations were $22.9 million, $38.0 million and $42.4 million in fiscal 2008, 2007 and 2006, respectively. After-tax losses from discontinued operations were $0.7 million, $7.2 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively. The increased loss in fiscal 2007 was primarily the result of costs associated with the settlement of a lawsuit.
Capital Resources and Liquidity
Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $179.2 million in fiscal 2007 to $159.2 million in fiscal 2008. Operating cash flows were negatively impacted by the decline in earnings in fiscal 2008, cash paid for a legal settlement and cash paid for incentive payments that were accrued last year. In addition, operating cash flows were also negatively impacted by $10.9 million paid for restructuring-related liabilities. The decline in operating cash flows was partially offset by a decrease in trade receivables of $20.2 million, which resulted from the timing of cash receipts and improvements made to our collections process.
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
Cash Flows from Investing Activities
     Net cash used in investing activities totaled $31.1 million in fiscal 2008 compared to net cash provided by investing activities of $37.4 million in fiscal 2007. The change in cash flows from investing activities was attributable to $33.3 million of cash paid for our acquisitions of Dash Optimization, Ltd., $15.6 million in cash proceeds received from the disposition of our Insurance Bill Review business unit, and a $46.2 million decline in proceeds from sales and maturities of marketable securities, net of purchases. In addition, the change in cash flows was due to $15.8 million in cash received from the sale of our mortgage banking solutions product line in fiscal 2007 and a $10.0 million investment we made in a company in fiscal 2007 that is developing predictive analytics solutions for healthcare providers.
     Net cash provided by investing activities totaled $37.4 million in fiscal 2007, compared to net cash used in investing activities of $17.0 million in fiscal 2006. The change in cash flows from investing activities was primarily attributable to $15.8 million in cash received from the sale of our mortgage banking solutions product line in fiscal 2007, a $40.2 million increase in proceeds from sales and maturities of marketable securities, net of purchases, and an $8.7 million decrease in property and equipment purchases. In addition, cash flows from investing activities also reflect a $10.0 million investment we made in a company in fiscal 2007.
Cash Flows from Financing Activities
     Net cash used in financing activities totaled $91.0 million in 2008, compared to $198.7 million in fiscal 2007. The decrease in cash used in financing activities was primarily due to a $334.4 million decline in common stock repurchased. Cash used for investing activities in fiscal 2008 also included the repurchase of all outstanding Senior Convertible Notes, which totaled $390.1 million. In order to fund the repurchase of the Senior Convertible Notes, we borrowed an additional $125.0 million under our revolving credit facility and issued $275 million of new Senior Notes. The change in cash flows used in financing activities was also a result of a $64.3 million decrease in proceeds from the issuance of common stock under employee stock plans and an $11.3 million decrease in excess tax benefits from share-based arrangements.

     Net cash used in financing activities totaled $198.7 million in 2007, compared to $190.3 million in fiscal 2006. The increase in cash flows used in financing activities was primarily due to a $194.6 million increase in common stock repurchased and $9.0 million used to repurchase our Senior Convertible Notes. The increase in cash used in financing activities was partially offset by a $170.0 million in cash proceeds received from borrowings under a revolving credit facility, a $19.9 million increase in proceeds from the issuance of common stock under employee stock plans and a $5.5 million increase in excess tax benefits from share-based arrangements. We used cash provided by operations, borrowings under the revolving credit facility and proceeds from stock issued under employee stock plans to fund $451.1 million in common stock repurchased in fiscal 2007.
Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2008, 2007 and 2006, we expended $116.6 million, $451.1 million and $256.5 million, respectively, in connection with our repurchase of common stock under such programs. In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of September 30, 2008, we had $148.2 million remaining under this authorization.
Dividends
     We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2008, 2007 and 2006. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Credit Agreement
     In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of September 30, 2008, we had $295.0 million of borrowings outstanding under the credit facility at an average interest rate of 3.2%.
Senior Notes
     In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreement for the Senior Notes also includes covenants typical of unsecured facilities.
Capital Resources and Liquidity Outlook
     As of September 30, 2008, we had $258.8 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $600 million revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and scheduled repayments of existing debt over the course of the next twelve months. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
Contractual Obligations
     The following is a summary of our contractual obligations at September 30, 2008:

	Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Senior Notes (1)	$—	$—	$8,000	$8,000	$49,000	$210,000	$275,000
Revolving line of credit	—	—	—	295,000	—	—	295,000
Interest due on debt obligations (2)	28,233	28,233	27,978	18,545	16,213	30,875	150,077
Operating lease obligations	27,789	25,860	18,701	13,995	10,327	31,522	128,194
Purchase obligations (3)	4,000	5,800	13,100	4,000	2,000	—	28,900
FIN No. 48 unrecognized tax benefits (4)	—	—	—	—	—	—	26,265

Total commitments	$60,022	$59,893	$67,779	$339,540	$77,540	$272,397	$903,436

(1)	$275 million represents the unpaid principal amount of our Senior Notes issued in May 2008. The Senior Notes were issued in four series in a private placement to a group of institutional investors.

(2)	Interest due on debt obligations represents interest payments on our Senior Notes and revolving line of credit. Based on the terms of our revolving credit facility (see Note 9), interest paid is based on variable rates applied to outstanding principal. Borrowings and rates will vary during the term of the credit facility, which has a maturity date of October 20, 2011. As a result, future interest payments are difficult to estimate. Accordingly, interest obligations shown in the table were estimated using a rate of 3.2%, which was the rate that was in effect on borrowings outstanding at September 30, 2008.

(3)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(4)	Unrecognized tax benefits relate to uncertain tax positions recorded under FIN No. 48, which we adopted on October 1, 2007. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, goodwill and other intangible assets resulting from business acquisitions, income taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Business Acquisitions; Valuation of Goodwill and Other Intangible Assets
     Our business acquisitions typically result in the recognition of goodwill and other intangible assets, and in certain cases non-

recurring charges associated with the write-off of in-process research and development (“IPR&D”), which affect the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting. We amortize our definite-lived intangible assets using the straight-line method or based on forecasted cash flows associated with the assets over the estimated useful lives, while IPR&D is recorded as a non-recurring charge on the acquisition date. Goodwill is not amortized, but rather is periodically assessed for impairment.
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
     We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2008, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We believe that the assumptions and estimates utilized were appropriate based on the information available to management. The timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.
     Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, which have adversely affected the fair value of our reporting units, we will continue to carefully monitor and evaluate the carrying value of goodwill. We had $686.1 million of goodwill recorded on our consolidated balance sheet as of September 30, 2008. As of the most recent testing date, the fair value of our reporting units exceeded their respective carrying values by between $31 million and $523 million. However, if difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our reporting units as compared to fiscal 2008 year-end levels. Such further declines in fair value may require us to record an impairment charge related to goodwill.
Share-Based Compensation
     We account for share-based compensation using the fair value recognition provisions of SFAS 123(R), Share-Based Payment. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 17 to the accompanying consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. Beginning in fiscal 2008, we estimated the expected term of options granted based on historical exercise patterns. In fiscal 2006 and 2007, we estimated the expected term consistent with the simplified method identified in SAB 107 for share-based awards. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Prior to fiscal 2006, we estimated expected term based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, net income and earnings per share.
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
     We adopted the provisions of FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, on October 1, 2007. The cumulative effect of the change did not result in an adjustment to the beginning balance of retained earnings. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.
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
New Accounting Pronouncements Not Yet Adopted
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining what effect the adoption of SFAS No. 157 will have on our consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of determining what effect the adoption of SFAS No. 161 will have on our consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This FSP is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. Even though we retired our Senior Convertible Notes during fiscal 2008, this new accounting treatment still requires us to retrospectively record a significant amount of non-cash interest expense in the periods when these notes were outstanding. We are in the process of determining what effect the adoption of this FSP will have on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of FSP SFAS 142-3 will have on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
     We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2008 and 2007:

	September 30, 2008			September 30, 2007
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(Dollars in thousands)
Cash and cash equivalents	$129,678	$129,678	2.56%	$95,286	$95,284	4.43%
Short-term investments	57,065	57,049	3.42%	125,293	125,327	5.21%
Long-term investments	67,274	67,397	3.55%	7,517	7,530	5.33%

	$254,017	$254,124	3.01%	$228,096	$228,141	4.89%

     In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2008:

	September 30, 2008
		Carrying	Fair
	Principal	Amount	Value
	(In thousands)
Senior Notes	$275,000	$275,000	$239,153
     We have interest rate risk with respect to our five-year $600 million unsecured revolving credit facility. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $295.0 million and $170.0 million of borrowings outstanding on this facility as of September 30, 2008 and 2007, respectively.
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2008:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian Dollar (CAD)	CAD	900	$859	$—
EURO (EUR)	EURO	8,680	12,390	—
Japanese Yen (YEN)	YEN	30,800	295	—

Buy foreign currency:
British Pound (GBP)	GBP	2,190	3,970	—
     The forward foreign currency contracts were all entered into on September 30, 2008, therefore, the fair value was $0 on that date.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fair Isaac Corporation
Minneapolis, Minnesota
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2008. We have also audited the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 13 to the consolidated financial statements, on October 1, 2007, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As discussed in Note 17 to the consolidated financial statements, on October 1, 2005, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 25, 2008

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30,	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$129,678	$95,284
Marketable securities available for sale, current portion	57,049	125,327
Accounts receivable, net	141,571	169,293
Prepaid expenses and other current assets	23,404	23,008
Current assets of discontinued operations	—	9,839

Total current assets	351,702	422,751
Marketable securities available for sale, less current portion	72,101	13,776
Other investments	12,374	12,374
Property and equipment, net	46,360	51,007
Goodwill	686,082	685,452
Intangible assets, net	52,468	54,733
Deferred income taxes	45,786	14,828
Other assets	8,380	4,040
Long-term assets of discontinued operations	—	16,810

	$1,275,253	$1,275,771

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,172	$15,204
Senior convertible notes	—	390,963
Accrued compensation and employee benefits	29,551	43,418
Other accrued liabilities	43,665	30,119
Deferred revenue	38,243	42,010
Current liabilities of discontinued operations	—	4,210

Total current liabilities	122,631	525,924
Revolving line of credit	295,000	170,000
Senior notes	275,000	—
Other liabilities	20,681	13,533

Total liabilities	713,312	709,457

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares shares issued and 48,473 and 51,064 shares outstanding at September 30, 2008 and 2007, respectively)	485	511
Paid-in-capital	1,110,165	1,097,327
Treasury stock, at cost (40,384 and 37,793 shares at September 30, 2008 and 2007, respectively)	(1,374,455)	(1,290,393)
Retained earnings	825,109	745,054
Accumulated other comprehensive income	637	13,815

Total stockholders’ equity	561,941	566,314

	$1,275,253	$1,275,771

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended September 30,
	2008	2007	2006
Revenues	$744,842	$784,188	$782,995

Operating expenses:
Cost of revenues (1)	274,917	259,450	247,289
Research and development	77,794	69,322	82,951
Selling, general and administrative (1)	245,639	273,705	256,653
Amortization of intangible assets (1)	14,043	20,470	22,169
Restructuring and acquisition-related	10,166	2,455	19,533
Gain on sale of product line assets	—	(1,541)	—

Total operating expenses	622,559	623,861	628,595

Operating income	122,283	160,327	154,400
Interest income	8,802	13,527	15,248
Interest expense	(20,335)	(12,766)	(8,569)
Other income (expense), net	2,245	427	(210)

Income from continuing operations before income taxes	112,995	161,515	160,869
Provision for income taxes	31,809	49,664	56,364

Income from continuing operations	81,186	111,851	104,505
Income (loss) from discontinued operations	2,766	(7,201)	(1,019)

Net income	$83,952	$104,650	$103,486

Basic earnings (loss) per share:
Continuing operations	$1.66	$2.00	$1.64
Discontinued operations	0.06	(0.13)	(0.01)

Total	$1.72	$1.87	$1.63

Diluted earnings (loss) per share:
Continuing operations	$1.64	$1.94	$1.60
Discontinued operations	0.06	(0.12)	(0.01)

Total	$1.70	$1.82	$1.59

Shares used in computing earnings per share:
Basic	48,940	56,054	63,579

Diluted	49,373	57,548	65,125

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to consolidated financial statements.
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended September 30, 2008, 2007 and 2006
(In thousands)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
		Par	Paid-In-	Treasury	Unearned	Retained	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Earnings	(Loss)	Equity	Income
Balance at September 30, 2005	63,836	$638	$1,037,524	$(775,746)	$(1,284)	$546,450	$(2,488)	$805,094
Share-based compensation	—	—	42,085	—	—	—	—	42,085
Exercise of stock options	2,104	21	(10,993)	65,888	—	—	—	54,916
Tax benefit from exercised stock options	—	—	10,571	—	—	—	—	10,571
Reclassification due to the adoption of SFAS No. 123(R)	—	—	(1,284)	—	1,284	—	—	—
Forfeitures of restricted stock	(22)	—	51	(51)	—	—	—	—
Repurchases of common stock	(6,971)	(69)	—	(256,418)	—	—	—	(256,487)
Issuance of ESPP shares from treasury	300	3	(185)	9,466	—	—	—	9,284
Issuance of restricted stock to employees from treasury	122	1	(3,883)	3,882	—	—	—	—
Dividends paid	—	—	—	—	—	(5,100)	—	(5,100)
Net income	—	—	—	—	—	103,486	—	103,486	$103,486
Unrealized gains on investments, net of tax of $206	—	—	—	—	—	—	368	368	368
Cumulative translation adjustments, net of tax of $3,441	—	—	—	—	—	—	5,811	5,811	5,811

Balance at September 30, 2006	59,369	594	1,073,886	(952,979)	—	644,836	3,691	770,028	$109,665

Share-based compensation			36,261	—	—	—	—	36,261
Exercise of stock options	3,137	31	(29,262)	104,357	—	—	—	75,126
Tax benefit from exercised stock options	—	—	16,684	—	—	—	—	16,684
Forfeitures of restricted stock	(23)	—	732	(732)	—	—	—	—
Repurchases of common stock	(11,716)	(117)	—	(450,971)	—	—	—	(451,088)
Issuance of ESPP shares from treasury	277	3	(328)	9,286	—	—	—	8,961
Issuance of restricted stock to employees from treasury	20	—	(646)	646	—	—	—	—
Dividends paid	—	—	—	—	—	(4,432)	—	(4,432)
Net income	—	—	—	—	—	104,650	—	104,650	$104,650
Unrealized gains on investments, net of tax of $165	—	—	—	—	—	—	261	261	261
Cumulative translation adjustments, net of tax of $6,622	—	—	—	—	—	—	9,863	9,863	9,863

Balance at September 30, 2007	51,064	511	1,097,327	(1,290,393)	—	745,054	13,815	566,314	$114,774

Share-based compensation			27,981	—	—	—	—	27,981
Exercise of stock options	523	5	(5,594)	17,878	—	—	—	12,289
Tax effect from share-based payment arrangements	—	—	(2,375)	—	—	—	—	(2,375)
Forfeitures of restricted stock	(35)	—	1,114	(1,114)	—	—	—	—
Repurchases of common stock	(3,540)	(35)	—	(116,607)	—	—	—	(116,642)
Issuance of ESPP shares from treasury	384	3	(4,691)	13,142	—	—	—	8,454
Issuance of restricted stock to employees from treasury	77	1	(3,597)	2,639	—	—	—	(957)
Dividends paid	—	—	—	—	—	(3,897)	—	(3,897)
Net income	—	—	—	—	—	83,952	—	83,952	$83,952
Unrealized gains on investments, net of tax of $25	—	—	—	—	—	—	38	38	38
Cumulative translation adjustments, net of tax of $8,910	—	—	—	—	—	—	(13,216)	(13,216)	(13,216)

Balance at September 30, 2008	48,473	$485	$1,110,165	$(1,374,455)	$—	$825,109	$637	$561,941	$70,774

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$83,952	$104,650	$103,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,494	50,224	48,805
Share-based compensation	27,981	36,261	42,085
Deferred income taxes	(23,095)	3,800	1,125
Tax effect from share-based payment arrangements	(2,375)	16,684	10,571
Excess tax benefits from share-based payment arrangements	(1,342)	(12,623)	(7,094)
Gain on repurchase of senior convertible notes	(896)	—	—
Net amortization (accretion) of premium (discount) on marketable securities	579	(1,098)	(110)
Provision for doubtful accounts	3,414	4,972	2,200
Loss on sale of business unit	6,952	—	—
Gain on sale of product line assets	—	(1,541)	—
Net loss on sales of property and equipment	39	693	70
Changes in operating assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	20,153	(15,837)	(9,686)
Prepaid expenses and other assets	1,766	(3,400)	4,489
Accounts payable	(1,569)	1,584	126
Accrued compensation and employee benefits	(13,363)	8,864	3,326
Other liabilities	14,033	(9,492)	7,686
Deferred revenue	3,427	(4,578)	(8,037)

Net cash provided by operating activities	159,150	179,163	199,042

Cash flows from investing activities:
Purchases of property and equipment	(22,780)	(22,735)	(31,409)
Cash proceeds from sales of property and equipment	1,527	566	—
Cash proceeds from sales of product line assets	—	15,758	500
Cash paid for acquisition, net of cash acquired	(33,336)	—	—
Cash proceeds from sale of business unit	15,581	—	—
Purchases of marketable securities	(161,803)	(180,951)	(176,251)
Proceeds from sales of marketable securities	2,008	14,250	53,390
Proceeds from maturities of marketable securities	167,684	220,763	136,743
Investment in cost-method investees	—	(10,213)	—

Net cash provided by (used in) investing activities	(31,119)	37,438	(17,027)

Cash flows from financing activities:
Proceeds from revolving line of credit	300,000	170,000	—
Payments on revolving line of credit	(175,000)	—	—
Proceeds from issuance of senior notes	275,000	—	—
Payments for repurchases of senior convertible notes	(390,067)	(9,037)	—
Debt issuance costs	(1,477)	(858)	—
Proceeds from issuances of common stock under employee stock option and purchase plans	19,786	84,087	64,200
Dividends paid	(3,897)	(4,432)	(5,100)
Repurchases of common stock	(116,642)	(451,088)	(256,487)
Excess tax benefits from share-based payment arrangements	1,342	12,623	7,094

Net cash used in financing activities	(90,955)	(198,705)	(190,293)

Effect of exchange rate changes on cash	(2,682)	2,234	552

Increase (decrease) in cash and cash equivalents	34,394	20,130	(7,726)
Cash and cash equivalents, beginning of year	95,284	75,154	82,880

Cash and cash equivalents, end of year	$129,678	$95,284	$75,154

Supplemental disclosures of cash flow information:

Cash paid for income taxes, net of refunds of $1,447, $30, and $2,378 during the years ended September 30, 2008, 2007 and 2006, respectively	$20,074	$38,127	$37,586
Cash paid for interest	$13,009	$9,580	$6,000
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
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
Principles of Consolidation and Basis of Presentation
     The consolidated financial statements include the accounts of Fair Isaac and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These changes consisted of reclassifications to separate discontinued operations from continuing operations on the Company’s consolidated statements of income, balance sheets, and related footnotes. Those reclassifications did not impact previously reported net income, total assets, total liabilities, or stockholders’ equity.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs and deferred tax assets; the benefits related to uncertain tax positions, the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and investments with a maturity of 90 days or less at time of purchase.
Fair Value of Financial Instruments
     The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, and other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents, marketable security investments are disclosed in Note 5. The fair value of our cost-method investments approximate their recorded value. The fair value of our senior notes is disclosed in Note 10.
Investments
     Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. While it is our intent to hold debt securities to maturity, our investments in U.S. government obligations and marketable equity and debt securities that have readily determinable fair values are classified as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Therefore, such securities are carried at fair value with unrealized gains or losses related to these securities included in comprehensive income (loss). The fair value of marketable securities is based upon inputs including quoted prices for identical or similar assets. Realized gains and losses are included in other income (expense), net. The cost of investments sold is based on the specific identification method. Losses resulting from other than temporary declines in fair value are charged to operations. Investments with remaining maturities over one year are classified as long-term investments.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
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
     A significant portion of our revenues are derived from the sales of products and services to the consumer credit, financial services and insurance industries.
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
     The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are recorded in operations. Depreciation and amortization on property and equipment totaled $24.1 million, $26.2 million and $23.0 million during fiscal 2008, 2007 and 2006, respectively.
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
     We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We capitalized $0.3 million, $0.2 million and $0.8 million in fiscal 2008, 2007 and 2006, respectively. Amortization expense related to internal-use software was $0.6 million, $2.0 million and $2.5 million in fiscal 2008, 2007 and 2006, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
Goodwill and Intangible Assets
     Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting (see Note 7).
     We amortize our intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, using the straight-line method or based on the forecasted cash flows associated with the assets over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 to 6 years
Customer contracts and relationships	2 to 15 years
Trade names	5 years
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
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
Years Ended September 30, 2008, 2007 and 2006
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
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. The cumulative effect of the change did not result in an adjustment to the beginning balance of retained earnings. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.
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
     At the end of the reporting period, foreign currency denominated receivable and cash balances are remeasured into the functional

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
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
Share-Based Compensation Expense
     Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes expense associated with the fair value of all awards granted on and after October 1, 2005, and expense for the unvested portion of previously granted awards outstanding on October 1, 2005. We amortize the fair value of share-based awards on a straight-line basis over the vesting period. Results for prior periods have not been restated. See Note 17 for further discussion of our share-based employee benefit plans.
Impairment of Long-Lived Assets
     We assess potential impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived intangible assets were not impaired at September 30, 2008, 2007 and 2006. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Advertising and Promotion Costs
     Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $1.9 million, $1.2 million and $4.3 million in fiscal 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
New Accounting Pronouncements Not Yet Adopted
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining what effect the adoption of SFAS No. 157 will have on our consolidated financial statements.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of determining what effect the adoption of SFAS No. 161 will have on our consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This FSP is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. Even though we retired our Senior Convertible Notes during fiscal 2008, this new accounting treatment still requires us to retrospectively record a significant amount of non-cash interest expense in the periods when the notes were outstanding. We are in the process of determining what effect the adoption of this FSP will have on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of FSP SFAS 142-3 will have on our consolidated financial statements.
2. Acquisition
     On January 21, 2008, we acquired Dash Optimization (“Dash”), a leading provider of decision modeling and optimization software, for an aggregate cash purchase price of approximately $34.1 million. The acquisition of Dash was consummated principally to augment our decision management analytic tools. We accounted for this transaction using the purchase method of accounting. The results of Dash have been included in our operating results since the date of acquisition.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
     The acquired intangible assets have a weighted average useful life of approximately 4.3 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, four years; customer contracts and relationships, five years and trade names; five years. The goodwill was allocated to our Analytical Software Tools segment, and is deductible for tax purposes. The pro forma effects of this acquisition on our Consolidated Financial Statements were not material.
3. Discontinued Operations
     On April 30, 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash. We recorded a $6.9 million pre-tax loss, but a $3.4 million after-tax gain on the sale as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes.
     The decision to sell the Insurance Bill Review business was the result of management’s decision to divest non-strategic businesses and focus resources on our core products and services. Insurance Bill Review was part of the Strategy Machine Solutions and Professional Services segments.
     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we determined that the Insurance Bill Review business was a discontinued operation. We have segregated the net assets, net liabilities and operating results from continuing operations in our balance sheets and statements of income for all periods prior to the sale. Revenues from discontinued operations were $22.9 million, $38.0 million and $42.4 million for the years ended September 30, 2008, 2007, and 2006, respectively. Pre-tax losses from discontinued operations were $1.1 million, $11.9 million and $1.7 million for the years ended September 30, 2008, 2007 and 2006, respectively.
     The following table presents balance sheet information for discontinued operations as of September 30, 2007:

September 30,
2007
(In thousands)
Accounts receivable, net	$8,109
Prepaid expenses and other current assets	1,730

Total current assets	9,839
Property and equipment, net	1,150
Goodwill	7,470
Intangible assets, net	8,190

Total assets	$26,649

Accounts payable	$1,096
Accrued compensation and employee benefits	784
Other accrued liabilities	1,768
Deferred revenue	562

Total liabilities	$4,210

4. Sales of Product Line Assets
     In March 2007, we sold the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. The assets sold include accounts receivable, certain identifiable intangible assets and goodwill. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the mortgage banking solutions product line that was not deductible for income tax purposes. We acquired the mortgage banking solutions through our May 2004 acquisition of London Bridge Software Holdings plc (“London Bridge”). The product line sold includes software and e-commerce services used in the origination processing, underwriting, pricing, product definition, closing, secondary marketing, servicing, and default management of mortgage and construction loans, and BridgeLinkTM e-Services for the mortgage industry. Revenues attributable to the mortgage banking solutions product line for the years ended September 30, 2007 and 2006 were $7.7 million and $19.9 million, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
5. Cash, Cash Equivalents and Marketable Securities Available for Sale
     The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2008 and 2007:

	2008				2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$56,979	$—	$—	$56,979	$50,260	$—	$—	$50,260
Money market funds	72,699	—	—	72,699	40,029	—	—	40,029
Commercial paper	—	—	—	—	4,997	—	(2)	4,995

	$129,678	$—	$	$129,678	$95,286	$—	$(2)	$95,284

Short-term Marketable Securities:
U.S. government obligations	$55,564	$54	$(65)	$55,553	$93,054	$32	$(5)	$93,081
Corporate debt	1,501	—	(5)	1,496	32,239	15	(8)	32,246

	$57,065	$54	$(70)	$57,049	$125,293	$47	$(13)	$125,327

Long-term Marketable Securities:
U.S. government obligations	$62,175	$190	$(64)	$62,301	$5,999	$13	$—	$6,012
Corporate debt	5,099	—	(3)	5,096	1,517	—	—	1,517
Marketable equity securities	5,679	—	(975)	4,704	5,581	666	—	6,247

	$72,953	$190	$(1,042)	$72,101	$13,097	$679	$—	$13,776

     Short-term marketable securities mature at various dates over the course of the next twelve months. Our long-term U.S. government obligations and corporate debt investments mature at various dates over the next one to three years. During fiscal 2008, 2007 and 2006, we recognized no realized gains or losses on investments.
     The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees.
     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and 2007:

	2008
	Less than 12 months		12 months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Description of Securities
U.S. government obligations	$48,144	$(128)	$—	$—	$48,144	$(128)
Corporate debt	6,592	(9)	—	—	6,592	(9)

	$54,736	$(137)	$—	$—	$54,736	$(137)

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006

	2007
	Less than 12 months		12 months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Description of Securities
Commercial paper	$4,995	$(2)	$—	$—	$4,995	$(2)
U.S. government obligations	—	—	5,494	(5)	5,494	(5)
Corporate debt	1,982	(3)	3,488	(5)	5,470	(8)

	$6,977	$(5)	$8,982	$(10)	$15,959	$(15)

6. Receivables
     Receivables at September 30, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)
Billed	$115,556	$122,245
Unbilled	34,122	54,623

	149,678	176,868
Less allowance for doubtful accounts	(8,107)	(7,575)

Receivables, net	$141,571	$169,293

     Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During fiscal 2008, 2007 and 2006, we increased our allowance for the provision for doubtful accounts by $3.4 million, $4.8 million and $1.5 million, respectively, and wrote off receivables (net of recoveries) of $2.8 million, $1.8 million and $2.7 million, respectively.
7. Goodwill and Intangible Assets
     Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or more frequently if impairment indicators arise. Our other intangible assets have definite lives and are being amortized using the straight-line method or based on the forecasted cash flows associated with the assets over their estimated useful lives.
     As prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, we have determined that our reporting units are the same as our reportable segments (see Note 18). We selected the fourth quarter to perform our annual goodwill impairment test, and determined that goodwill was not impaired as of July 1, 2008 and 2007.
     Intangible assets that are subject to amortization consisted of the following at September 30, 2008 and 2007:

	2008	2007
	(In thousands)
Completed technology	$78,967	$69,870
Customer contracts and relationships	65,336	63,126
Trade names	9,291	8,600
Foreign currency translation adjustments	568	4,023

	154,162	145,619
Less accumulated amortization	(101,694)	(90,886)

	$52,468	$54,733

     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income, consisted of the following during fiscal 2008, 2007 and 2006:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
Cost of revenues	$7,358	$12,570	$13,958
Selling, general and administrative expenses	6,685	7,900	8,211

	$14,043	$20,470	$22,169

     In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.
     Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2008, was as follows (in thousands):

Fiscal Year
2009	$13,455
2010	11,307
2011	7,894
2012	6,317
2013	4,251
Thereafter	9,244

$52,468

     The following table summarizes changes to goodwill during fiscal 2008 and 2007, both in total and as allocated to our operating segments.

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Balance at September 30, 2006	$542,549	$88,254	$12,451	$51,908	$695,162
Purchase accounting adjustments	(4,895)	(140)	494	(851)	(5,392)
Disposition of mortgage product line assets	(7,221)	—	—	—	(7,221)
Foreign currency translation adjustments	8,709	—	—	1,664	10,373

Balance at September 30, 2007	539,142	88,114	12,945	52,721	692,922
Purchase accounting adjustments	(2,985)	78	—	(618)	(3,525)
Goodwill acquired in acquisition	—	—	—	18,594	18,594
Sale of business unit	(7,390)	—	(80)	—	(7,470)
Foreign currency translation adjustments	(11,982)	—	—	(2,457)	(14,439)

Balance at September 30, 2008	$516,785	$88,192	$12,865	$68,240	$686,082

     During fiscal 2008, we reduced goodwill related to the London Bridge acquisition due to the realization of certain deferred tax benefits that had valuation allowances recorded on them. During fiscal 2007, we reduced goodwill related to the London Bridge and HNC Software Inc. acquisition due to the realization of certain deferred tax benefits that had valuation allowances recorded on them and other adjustments to deferred income taxes on acquired entities.
8. Composition of Certain Financial Statement Captions

	September 30,
	2008	2007
	(In thousands)
Property and equipment:
Data processing equipment and software	$151,795	$135,949
Office furniture and equipment	21,721	22,132
Leasehold improvements	29,720	31,024
Less accumulated depreciation and amortization	(156,876)	(138,098)

	$46,360	$51,007

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006

	September 30,
	2008	2007
	(In thousands)
Other accrued liabilities:
Income taxes payable	$19,212	$—
Interest payable	8,666	1,664
Other	15,787	28,455

	$43,665	$30,119

9. Credit Agreement
     In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of September 30, 2008, we had $295.0 million of borrowings outstanding under the credit facility at an average interest rate of 3.2%.
10. Senior Notes
     In August 2003, we issued $400.0 million of Senior Convertible Notes that mature in August 2023 and bear interest at an annual rate of 1.5%. During fiscal 2008, we retired all the outstanding Senior Convertible Notes.
     On May 7, 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date

A	$41 million	6.37%	May 7, 2013
B	$40 million	6.37%	May 7, 2015
C	$63 million	6.71%	May 7, 2015
D	$131 million	7.18%	May 7, 2018
     We are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which requires five annual principal payments of $8.0 million starting on May 7, 2011. Future principal payments are as follows (in thousands):

Years Ended September 30,
2009	$—
2010	—
2011	8,000
2012	8,000
2013	49,000
Thereafter	210,000

$275,000

     Interest is paid semi-annually on May 7 and November 7 of each year starting on November 7, 2008. Total debt issuance costs were $1.5 million. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility including maintenance of consolidated leverage and fixed charge coverage ratios. The

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The fair value of the Senior Notes at September 30, 2008 was $239.2 million. We determined fair value based on issuing similar notes using current interest rates.
11. Related Party Transactions
     We have a $10 million investment in convertible preferred stock in a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenues for the year ended September 30, 2008 included $2.5 million in software license revenue, $0.1 million in maintenance revenue and $2.4 million in professional services revenue. The accounts receivable balance from this company was $0.6 million as of September 30, 2008.
12. Restructuring and Acquisition-Related Expenses
     In fiscal 2008, we eliminated 280 positions across the company and incurred charges of $7.4 million for severance costs. Cash payments for the majority of the severance costs were paid in fiscal 2008. We also recognized charges of $2.7 million associated with vacating excess leased space primarily located in Colorado and California. The charge represents future cash lease payments, net of sublease income, which will be paid out over the next four years. In addition, we recognized a net charge of $0.1 million as a result of unfavorable sublease arrangements associated with office space we vacated in prior years.
     During fiscal 2007, we vacated excess lease space located in California and Maryland and recorded a lease exit accrual of $1.2 million, representing future cash lease obligations net of estimated sublease income, and a $0.2 million write off of fixed assets abandoned as a part of this action. We also recorded a $1.0 million charge for severance costs associated with the elimination of certain management positions. Cash payments for the majority of these severance costs were paid in fiscal 2008.
     During fiscal 2006, we vacated excess lease space primarily located in California and recorded a lease exit accrual of $13.0 million, representing future cash lease obligations, net of estimated sublease income. In connection with a restructuring initiative, we incurred charges of $5.0 million for severance costs associated with a reduction of 179 employees primarily in product management, delivery and development functions. Cash payments for the majority of these severance costs were paid in fiscal 2006. We also recorded a $0.2 million gain in fiscal 2006 due to the adjustment of liabilities established for the exit of certain leased spaces.
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

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2005	Additions	Payments	Reversals	2006
	(In thousands)
Facilities charges	$6,361	$13,014	$(4,117)	$(164)	$15,094
Employee separation	—	5,010	(4,920)	—	90

	6,361	$18,024	$(9,037)	$(164)	15,184

Less: current portion	(3,721)				(6,161)

Non-current	$2,640				$9,023

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2006	Additions	Payments	Reversals	2007
	(In thousands)
Facilities charges	$15,094	$1,206	$(6,006)	$—	$10,294
Employee separation	90	1,012	(90)	—	1,012

	15,184	$2,218	$(6,096)	$—	11,306

Less: current portion	(6,161)				(4,051)

Non-current	$9,023				$7,255

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2007	Additions	Payments	Reversals	2008
	(In thousands)
Facilities charges	$10,294	$3,258	$(3,419)	$(445)	$9,688
Employee separation	1,012	7,353	(7,435)	—	930

	11,306	$10,611	$(10,854)	$(445)	10,618

Less: current portion	(4,051)				(4,224)

Non-current	$7,255				$6,394

13. Income Taxes
     The provision for income taxes was as follows during fiscal 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Current:
Federal	$42,070	$37,414	$45,490
State	6,816	4,183	8,346
Foreign	6,018	4,267	1,403

	54,904	45,864	55,239

Deferred:
Federal	(26,203)	4,423	2,336
State	(2,032)	(623)	(1,211)
Foreign	5,140	—	—

	(23,095)	3,800	1,125

Total provision	$31,809	$49,664	$56,364

     The foreign provision was based on foreign pretax earnings of $25.3 million, $2.7 million and $3.8 million in fiscal 2008, 2007 and 2006, respectively. Current foreign tax expense related to foreign tax withholdings was $4.8 million, $2.3 million and $4.1 million in fiscal year 2008, 2007 and 2006, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
     Deferred tax assets and liabilities at September 30, 2008 and 2007 were as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards (NOL)	$17,203	$26,000
Research credit carryforwards	3,040	4,357
Capital loss carryforward	8,630	7,358
Investments	760	789
Accrued compensation	3,302	4,161
Share-based compensation	26,712	23,686
Deferred revenue	2,422	1,280
Accrued lease costs	4,667	5,000
Property and equipment	5,134	3,872
Capitalized R&D	2,863	4,133
Other	13,429	10,182

	88,162	90,818
Less valuation allowance	(10,373)	(14,301)

	77,789	76,517

Deferred tax liabilities:
Intangible assets	(19,876)	(23,579)
Convertible notes	—	(23,904)
Prepaid expense	(3,296)	(4,132)
Other	(2,865)	(13,062)

	(26,037)	(64,677)

Deferred tax assets, net	$51,752	$11,840

     Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax asset, net of the existing valuation allowance at September 30, 2008. As a result of the adoption of FIN 48, certain amounts previously included in the valuation allowance have been reclassified to reduce the associated deferred tax asset.
     For fiscal 2008, the change in the balance of the valuation allowance was due to a reevaluation of benefits associated with foreign losses. As a result of improved historical operating performance in certain foreign jurisdictions and projected future taxable income, management believes it is more likely than not that certain foreign tax assets will be realized. Accordingly, the valuation allowance of $7.9 million was reversed, which decreased goodwill by $3.9 million and income tax expense by $4.0 million. The remaining valuation allowance is associated with foreign operations where the company has start-up activities and capital loss carryforwards where realization remains uncertain.
     For fiscal 2008, the change in the balance of the NOL and research credit carryforwards was due to utilization. We acquired NOL and research credit carryforwards in connection with our acquisitions of Braun, London Bridge, and HNC in fiscal 2005, 2004 and 2002, respectively. As of September 30, 2008, we had available U.S. federal, state and foreign NOL carryforwards of approximately $29.9 million, $7.8 million, and $11.3 million, respectively. We also have available U.S. federal and state research credit carryforwards of approximately $9.2 million and $2.0 million, respectively. The U.S. federal NOL carryforwards will expire at various dates beginning in fiscal 2010 through fiscal 2024, if not utilized. The state NOL carryforwards will begin to expire in fiscal 2009 through fiscal 2024, if not utilized. The U.S. federal research credit carryforwards will begin to expire in fiscal 2009 through 2022, if not utilized. Utilization of the U.S. federal and state NOL and research credit carryforwards are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
     The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Income tax provision at U.S. federal statutory rate	$39,549	$56,529	$56,304
State income taxes, net of U.S. federal benefit	2,723	3,343	4,709
Foreign taxes	(4,205)	(1,944)	(1,472)
Extraterritorial income exclusion	—	(491)	(4,600)
Research credits	(2,365)	(7,454)	(183)
Domestic production deduction	(2,202)	(944)	(1,058)
Reduction in valuation allowance	(2,604)	—	138
Other	913	625	2,526

Recorded income tax provision	$31,809	$49,664	$56,364

     The decrease in our effective tax rate in fiscal 2008 compared with fiscal 2007 was largely due to the improved operating results in certain foreign jurisdictions and an increase in the domestic production deduction. In addition, there was a discrete tax benefit associated with the reversal of the foreign net operating loss valuation allowance. The effective tax rate, however, was adversely impacted by a delay in the extension of the U.S. federal research credit.
     Adoption of FIN 48
     FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. On October 1, 2007, we adopted FIN 48 as a change in accounting principle. The cumulative effect of the change did not result in an adjustment to the beginning balance of retained earnings. The cumulative effects of applying this interpretation have been recorded as an increase of $4.5 million to current tax liabilities, $4.1 million to deferred income tax assets and an increase of $0.4 million to goodwill as of October 1, 2007. Upon adoption at October 1, 2007, we had $26.5 million of total unrecognized tax benefits. Following implementation, the ongoing recognition of changes in recognition and measurement of uncertain tax positions will be reflected as a component of income tax expense.
     We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2002. We are currently under audit by the IRS for tax returns filed for fiscal 2002 through 2006 and by California Franchise Tax Board for fiscal 2003 through 2005. We do not anticipate any adjustments related to those audits will result in a material change to our financial position. However, due to the potential resolution of Federal, state and foreign examinations it is reasonably possible that our total unrecognized tax benefits could decrease by $14 million to $16 million within the next 12 months.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Gross unrecognized tax benefits upon adoption on October 1, 2007	$26,465
Gross increases for tax positions in prior periods	754
Gross decreases for tax positions in prior periods	(990)
Gross increases based on tax positions related to the current year	2,099
Decreases for settlements and payments	(2,063)

Gross unrecognized tax benefits at September 30, 2008	$26,265

     We had $26.3 million of total unrecognized tax benefits as of September 30, 2008. Included in the $26.3 million of total gross unrecognized tax benefits as of September 30, 2008 was $16.1 million of tax benefits that, if recognized, would impact the effective tax rate.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
     We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income. As of September 30, 2008, we have accrued interest of $3.3 million related to the unrecognized tax benefits.
14. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) from continuing operations during fiscal 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands, except per share data)
Numerator for basic earnings per share: income from continuing operations	$81,186	$111,851	$104,505
Interest expense on senior convertible notes, net of tax	3	4	4

Numerator for diluted earnings per share from continuing operations	$81,189	$111,855	$104,509

Denominator — shares:
Basic weighted-average shares	48,940	56,054	63,579
Effect of dilutive securities	433	1,494	1,546

Diluted weighted-average shares	49,373	57,548	65,125

Earnings per share from continuing operations:
Basic	$1.66	$2.00	$1.64

Diluted	$1.64	$1.94	$1.60

     The computation of diluted EPS for fiscal 2008, 2007 and 2006 excludes options to purchase approximately 7,769,000, 3,660,000 and 3,194,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.
15. Stockholders’ Equity
Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2008, 2007 and 2006, we expended $116.6 million, $451.1 million and $256.5 million, respectively, in connection with our repurchase of common stock under such programs.
     We paid quarterly dividends on common stock of two cents per share, or eight cents per year, during each of fiscal 2008, 2007 and 2006.
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
16. Employee Benefit Plans
Defined Contribution Plans
     We sponsor a Fair Isaac 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in Fair Isaac common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac 401(k) plan or have been frozen, totaled $7.1 million $7.0 million and $6.8 million during fiscal 2008, 2007 and 2006, respectively.
Employee Incentive Plans
     We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $2.1 million, $12.5 million and $8.4 million during fiscal 2008, 2007 and 2006, respectively.
17. Stock-Based Employee Benefit Plans
Description of Stock Option and Share Plans
     We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. As of September 30, 2008, 5,326,848 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of September 30, 2008, 1,666,197 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. Stock option awards granted during fiscal 2008 typically had a maximum term of seven years and vested ratably over four years. Stock option awards granted prior to October 1, 2005, typically had a maximum term of ten years and vested ratably over four years.
     We assumed all outstanding stock options held by former employees and non-employee directors of HNC, who as of our acquisition date, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of September 30, 2008, 922,426 shares remained available for future grant under these option plans.
Description of Employee Stock Purchase Plan
     Under our Employee Stock Purchase Plan (“Purchase Plan”), we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase Fair Isaac common stock during semi-annual offering periods. The purchase price of the stock is 85% of the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December.
     A total of approximately 384,000, 276,000 and 300,000 shares of our common stock with a weighted average purchase price of $21.98, $32.33 and $30.88 per share were issued under the Purchase Plan during fiscal 2008, 2007 and 2006, respectively. At September 30, 2008, 2,900,105 shares remained available for issuance.
Share-Based Compensation Expense
     In accordance with SFAS No. 123(R), we recorded $27.7 million, $35.5 million and $41.1 million of share-based compensation expense for stock options, restricted stock units, non-vested shares and purchases under the Purchase Plan in fiscal years 2008, 2007 and 2006, respectively. The total tax benefit related to this share-based compensation expense was $10.3 million, $13.1 million and $15.1 million in fiscal 2008, 2007 and 2006, respectively. As of September 30, 2008, there was $42.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.5 years.
     SFAS No. 123(R) requires companies to calculate an initial “pool” of excess tax benefits available to absorb any tax deficiencies

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
that may be recognized under SFAS No. 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS No. 123 for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows.
Determining Fair Value
     We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2008, 2007 and 2006:

	2008	2007	2006
Stock Options:
Average expected term (years)	4.89	4.79	4.75
Expected volatility (range)	32–44%	28–31%	28–30%
Weighted average volatility	34%	29%	29%
Risk-free interest rate (range)	2.5–4.4%	3.9–5.0%	4.2–5.2%
Average expected dividend yield	0.2%	0.2%	0.2%
Expected dividend yield (range)	0.2–0.3%	0.2%	0.2%
     During fiscal 2008 we changed the terms of Purchase Plan to eliminate the provision to purchase shares at the lower of the fair market value of the stock on the enrollment date (the first day of the offering period) or the fair market value on the exercise date (the last date of an offering period). The purchase price of the stock is 85% of the fair market value on the exercise date. The fair value of the shares purchased was calculated as the difference between the stock price at date of exercise and the employee purchase price. We used the following assumptions to estimate the fair value of shares purchased under our Employee Stock Purchase Plans during fiscal 2007 and 2006.

	2007	2006
Employee Stock Purchase Plan:
Average expected term (years)	0.5	0.5
Expected volatility (range)	21–23%	22–23%
Weighted average volatility	23%	23%
Risk-free interest rate (range)	4.9–5.3%	4.4–5.3%
Expected dividend yield (range)	0.2%	0.2%
     The fair value of restricted stock units and non-vested shares granted is the fair value of our common stock on the date of grant. We amortize the fair value on a straight-line basis over the vesting period.
     Expected Volatility. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.
     Expected Term. The expected term represents the period that our stock option are expected to be outstanding. In fiscal 2008, we estimated expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. In fiscal 2007 and 2006, we estimated expected term consistent with the simplified method identified in SAB 107. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.
     Dividends. The dividend yield assumption is based on historical dividend payouts.
     Risk-Free Interest Rate. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
     Forfeitures. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.
     Stock-Based Activity
     The following table summarizes option activity during fiscal 2008:

			Weighted-
		Weighted-	average
		average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2007	10,615	$34.61
Granted	700	31.54
Exercised	(523)	23.50
Forfeited	(909)	38.18
Expired	(1,323)	35.73

Outstanding at September 30, 2008	8,560	34.50	4.44	$4,632

Options exercisable at September 30, 2008	6,094	33.04	4.16	$4,601

     The weighted average fair value of options granted during fiscal 2008, 2007 and 2006 were $10.72, $13.23 and $13.79, respectively. The aggregate intrinsic value of options outstanding at September 30, 2008 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.7 million shares that had exercise prices that were lower than the $23.05 market price of our common stock at September 30, 2008. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $5.1 million, $49.6 million and $35.8 million, respectively, determined as of the date of exercise.
     The following table summarizes non-vested share activity during fiscal 2008:

		Weighted-
		average
	Shares	Price
	(In thousands)
Outstanding at October 1, 2007	91	$36.84
Released	(34)	39.05
Forfeited	(35)	35.49

Outstanding at September 30, 2008	22	35.61

     The following table summarizes restricted stock unit activity during fiscal 2008:

		Weighted-
		average
	Shares	Price
	(In thousands)
Outstanding at October 1, 2007	468	$39.92
Granted	797	26.32
Released	(111)	40.03
Forfeited	(166)	36.49

Outstanding at September 30, 2008	988	29.51

     The weighted average fair value of restricted stock units and non-vested shares granted during fiscal 2008, 2007 and 2006 were $26.32, $40.12 and $35.56, respectively. The total intrinsic value of restricted stock units and non-vested shares that vested during fiscal 2008, 2007 and 2006 was $4.1 million, $1.1 million and $1.3 million, respectively, determined as of the date of exercise.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
     We received $19.8 million in cash from option exercises and issuances of stock under the Purchase Plan in fiscal 2008. The actual tax benefit that we realized for the tax deductions from option exercises totaled $5.1 million for that period.
     Due primarily to our ongoing program of repurchasing shares on the open market, we had approximately 40.4 million treasury shares at September 30, 2008. We satisfy stock option exercises, Purchase Plan issuances and vesting of restricted stock units from this pool of treasury shares.
18. Segment Information
     We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:
•	Strategy Machine™ Solutions. These are pre-configured Decision Management applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and insurance claims management. This segment also includes our myFICO solutions for consumers.

•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to clients directly.

•	Professional Services. Through our professional services, we tailor our Decision Management products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom Decision Management applications.
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
     The following tables summarize segment information for fiscal 2008, 2007 and 2006:

	2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$388,108	$156,816	$147,864	$52,054	$744,842
Operating expenses	(326,630)	(66,358)	(147,237)	(44,444)	(584,669)

Segment operating income	$61,478	$90,458	$627	$7,610	160,173

Unallocated share-based compensation expense					(27,724)
Unallocated restructuring and acquisition-related expense					(10,166)

Operating income					122,283
Unallocated interest income					8,802
Unallocated interest expense					(20,335)
Unallocated other income, net					2,245

Income before income taxes					$112,995

Depreciation and amortization	$24,494	$5,443	$5,504	$2,700	$38,141

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006

	2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$404,881	$180,444	$147,430	$51,433	$784,188
Operating expenses	(331,472)	(65,127)	(140,526)	(50,362)	(587,487)

Segment operating income	$73,409	$115,317	$6,904	$1,071	196,701

Unallocated share-based compensation expense					(35,460)
Unallocated restructuring and acquisition-related expense					(2,455)
Unallocated gain on sale of product line assets					1,541

Operating income					160,327
Unallocated interest income					13,527
Unallocated interest expense					(12,766)
Unallocated other income, net					427

Income before income taxes					$161,515

Depreciation and amortization	$28,081	$8,301	$7,039	$3,229	$46,650

	2006
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$415,282	$177,152	$144,830	$45,731	$782,995
Operating expenses	(328,933)	(64,739)	(131,302)	(42,982)	(567,956)

Segment operating income	$86,349	$112,413	$13,528	$2,749	215,039

Unallocated share-based compensation expense					(41,106)
Unallocated restructuring and acquisition-related expense					(19,533)

Operating income					154,400
Unallocated interest income					15,248
Unallocated interest expense					(8,569)
Unallocated other expense, net					(210)

Income before income taxes					$160,869

Depreciation and amortization	$27,537	$7,887	$6,669	$3,036	$45,129

     Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2008, 2007 and 2006, the majority of which were derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	2008		2007		2006
	(Dollars in thousands)
Strategy Machine Solutions	$388,108	52%	$404,881	51%	$415,282	53%
Scoring Solutions	156,816	21%	180,444	23%	177,152	23%
Professional Services	147,864	20%	147,430	19%	144,830	18%
Analytic Software Tools	52,054	7%	51,433	7%	45,731	6%

	$744,842	100%	$784,188	100%	$782,995	100%

     Within our Strategy Machine Solutions segment our customer management solutions accounted for 9%, 8% and 9% of total revenues in each of fiscal 2008, 2007 and 2006, respectively, and our fraud solutions accounted for 15% of total revenues in each of these periods.
     Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2008, 2007 and 2006. No individual country outside of the United States and the United Kingdom accounted for 10% or more of revenue in any of these years.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006

	2008		2007		2006
	(Dollars in thousands)
United States	$498,526	67%	$543,243	69%	$552,832	71%
United Kingdom	68,500	9%	79,326	10%	73,637	9%
Other International	177,816	24%	161,619	21%	156,526	20%

	$744,842	100%	$784,188	100%	$782,995	100%

     During fiscal 2008, 2007 and 2006, no individual customer accounted for 10% or more of our total revenues, however, we derive a substantial portion of our revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 19% of our total revenues in fiscal 2008. At September 30, 2008 and 2007, no individual customer accounted for 10% or more of total consolidated receivables.
     Our property and equipment, net, on a geographical basis are summarized below at September 30, 2008 and 2007. At September 30, 2008 and 2007, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	2008		2007
	(Dollars in thousands)
United States	$41,628	90%	$45,842	90%
International	4,732	10%	5,165	10%

	$46,360	100%	$51,007	100%

19. Commitments
     Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2008:

	Future Minimum	Other
	Lease Commitments	Commitments
Fiscal Year	(In thousands)	(In thousands)
2009	$27,789	$4,000
2010	25,860	5,800
2011	18,701	13,100
2012	13,995	4,000
2013	10,327	2,000
Thereafter	31,522	—

	$128,194	$28,900

     Lease Commitments
     The above amounts have been reduced by contractual sublease commitments totaling $2.8 million, $2.4 million, $2.4 million, $1.6 million and $0.3 million in fiscal 2009 through 2013, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $28.6 million, $24.1 million and $27.3 million during fiscal 2008, 2007 and 2006, respectively.
     Other Commitments
     In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.
     We are also a party to a management agreement with 26 of our executives providing for certain payments and other benefits in the event of a qualified change in control of Fair Isaac, coupled with a termination of the officer during the following year.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
20. Contingencies
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
Braun Consulting, Inc.
     Braun (which we acquired in November 2004) was a defendant in a lawsuit filed on November 26, 2001, in the United States District Court for the Southern District of New York (Case No. 01 CV 10629) that alleges violations of federal securities laws in connection with Braun’s initial public offering in August 1999.  This lawsuit is among approximately 300 coordinated putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings.  As successor-in-interest to Braun, we entered into a Stipulation and Agreement of Settlement along with most of the other defendant issuers in this coordinated litigation, where such issuers and their officers and directors would be dismissed with prejudice, subject to the satisfaction of certain conditions, including approval of the Court.  Under the terms of this Agreement, we would not pay any amount of the settlement.  However, since December 2006, certain procedural matters concerning the class status have been decided in the district and appellate courts of the Second Circuit, ultimately determining that no class status exists for the plaintiffs.  Since there is no class status, there could be no agreement, thus the District Court entered an order formally denying the motion for final approval of the settlement agreement.
     The issuers and their insurers have recently reached a preliminary settlement agreement, which they believe to be consistent with the earlier court rulings and which has been presented to all parties for approval. The Company has given consent to the terms of the proposed settlement. Under the terms of this Agreement, we would not pay any amount of the settlement.  We expect that the parties to the consolidated action will begin preparing formal settlement documents shortly.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.
21. Guarantees
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
22. Supplementary Financial Data (Unaudited)
     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2008, 2007 and 2006
ended September 30, 2008. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2007	2008	2008	2008
	(In thousands, except per share data)
Revenues	$190,106	$193,234	$183,315	$178,187
Cost of revenues	66,972	72,946	68,709	66,290

Gross profit	123,134	120,288	114,606	111,897

Income from continuing operations	20,836	17,774	18,798	23,778
Income (loss) from discontinued operations	(650)	(4,287)	7,703	—

Net income	$20,186	$13,487	$26,501	$23,778

Basic earnings (loss) per share (1):
Continuing operations	$0.42	$0.36	$0.39	$0.49
Discontinued operations	(0.02)	(0.08)	0.16	—

Total	$0.40	$0.28	$0.55	$0.49

Diluted earnings (loss) per share (1):
Continuing operations	$0.41	$0.36	$0.38	$0.49
Discontinued operations	(0.02)	(0.08)	0.16	—

Total	$0.39	$0.28	$0.54	$0.49

Shares used in computing earnings per share:
Basic	50,042	48,760	48,521	48,431
Diluted	51,200	48,961	48,727	48,596

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2006	2007	2007	2007
	(In thousands, except per share data)
Revenues	$198,164	$190,675	$196,627	$198,722
Cost of revenues	62,276	65,239	65,291	66,644

Gross profit	135,888	125,436	131,336	132,078

Income from continuing operations	31,610	21,631	26,112	32,498
Income (loss) from discontinued operations	(385)	(193)	(2,344)	(4,279)

Net income	$31,225	$21,438	$23,768	$28,219

Basic earnings (loss) per share (1):
Continuing operations	$0.54	$0.38	$0.47	$0.61
Discontinued operations	—	—	(0.04)	(0.08)

Total	$0.54	$0.38	$0.43	$0.53

Diluted earnings (loss) per share (1):
Continuing operations	$0.53	$0.37	$0.46	$0.59
Discontinued operations	(0.01)	—	(0.04)	(0.07)

Total	$0.52	$0.37	$0.42	$0.52

Shares used in computing earnings per share
Basic	58,057	56,940	55,776	53,459

Diluted	59,985	58,659	56,896	54,669

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.

(2)	Restructuring expenses for the quarters ended September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008 were $2.5 million, $6.1 million, $2.2 million and $2.3 million, respectively.

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
          No change in Fair Isaac’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, Fair Isaac’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2008.
          Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2008, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2009.
     The required information regarding our Executive Officers is contained in Part I of this Annual Report on Form 10-K.
     The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2009.
     Fair Isaac has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our web site located at www.fairisaac.com. Fair Isaac intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its web site. Fair Isaac also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the web site cited above. The required information regarding the Company’s corporate governance guidelines and committee charters is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 3, 2009.
Item 11. Executive Compensation
     The information required by this Item is incorporated by reference from the information under the captions “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2009.
Item 13. Certain Relationships, Related Transactions, and Director Independence
     The information required by this Item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2009.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated by reference from the information under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2009.
PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements:
2. Financial Statement Schedules
     All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.
3. Exhibits:

Exhibit
Number	Description
3.1	By-laws of the Company. (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement,
File No. 333-114364, filed April 9, 2004, and Exhibit 3.1 to the Company’s Form 8-K filed on December 11, 2007.)

Exhibit
Number	Description
3.2	Composite Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004.)

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

10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.) (1)

10.9	Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.) (1)

10.10 *	Fair, Isaac Supplemental Retirement and Savings Plan (As amended and restated effective January 1, 2009) (1)

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

Exhibit
Number	Description
10.17
Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.) (1)

10.18*	Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin). (1)

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

10.21	Agreement dated December 7, 2007, between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.)

10.22
Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2008.)

10.23	2002 Stock Bonus Plan of the Company. (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 Registration Statement, File No. 333-97695, filed August 6, 2002.) (1)

10.24
Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.25
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

10.26
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

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

10.32
Braun’s Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc. (Incorporated by reference to Exhibit 99.5 to Braun’s Form S-8 Registration Statement, File No. 333-30788, filed February 18, 2000.) (1)

10.33
Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended. (Incorporated by reference to Exhibit 99.1 to Braun’s Form S-8 Registration Statement, File No. 333-110448, filed November 11, 2003.) (1)

10.36
Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.) (1)

10.37	2001 Equity Incentive Plan as adopted April 10, 2001, and amended May 15, 2005. (Incorporated by reference to

Exhibit
Number		Description
Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.) (1)

10.38		2003 Employment Inducement Award Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.2 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.) (1)

10.39	*	1992 Long-Term Incentive Plan as amended effective August 26, 2008. (1)

10.40		Description of Outside Director compensation program. (Incorporated by reference to Item 1.01 of Fair Isaac’s Form 8-K filed on September 1, 2005.)

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

10.46	*	Management Incentive Plan, Fiscal 2009. (1)

10.50
Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007). (1)

10.51	*	Management Agreement entered into with Dr. Mark N. Greene (1)

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

10.55	*	Management Agreement entered into with Mark R. Scadina (1)

10.56	*	Management Agreement entered into with Laurent F. Pacalin (1)

10.58	*	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Michael H. Campbell. (1)

10.59	*	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene. (1)

10.61	*	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (1)

12.1	*	Computations of ratios of earnings to fixed charges.

21.1	*	List of Company’s subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	*	Section 1350 Certification of CEO.

32.2	*	Section 1350 Certification of CFO.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ CHARLES M. OSBORNE Charles M. Osborne Executive Vice President and Chief Financial Officer
DATE: November 26, 2008
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

/s/ DR. MARK N. GREENE Dr. Mark N. Greene	Chief Executive Officer (Principal Executive Officer) and Director	November 26, 2008

/s/ CHARLES M. OSBORNE Charles M. Osborne	Executive Vice President. Chief Financial Officer (Principal Financial Officer)	November 26, 2008

/s/ MICHAEL J. PUNG Michael J. Pung	Vice President, Finance (Principal Accounting Officer)	November 26, 2008

/s/ A. GEORGE BATTLE A. George Battle	Director	November 26, 2008

/s/ TONY J. CHRISTIANSON Tony J. Christianson	Director	November 26, 2008

/s/ NICHOLAS F. GRAZIANO Nicholas F. Graziano	Director	November 26, 2008

/s/ ALEX W. HART Alex W. Hart	Director	November 26, 2008

/s/ GUY R. HENSHAW Guy R. Henshaw	Director	November 26, 2008

/s/ JAMES D. KIRSNER JAMES KIRSNER	Director	November 26, 2008

/s/ WILLIAM J. LANSING William J. Lansing	Director	November 26, 2008

/s/ MARGARET L. TAYLOR Margaret L. Taylor	Director	November 26, 2008

/s/ ALLAN Z. LOREN Allan Z. Loren	Director	November 26, 2008

EXHIBIT INDEX
To Fair Isaac Corporation
Report On Form 10-K For The Fiscal Year Ended September 30, 2008

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
Incorporated by Reference

4.2	Form of Rights Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference

10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement.	Incorporated by Reference

10.2	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference

10.3	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

10.4	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000, and related form of option agreement.	Incorporated by Reference

10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC.	Incorporated by Reference

10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

10.7	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement.	Incorporated by Reference

10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC.	Incorporated by Reference

10.9	Form of ONYX Technologies, Inc. Stock Option Agreement.	Incorporated by Reference

10.10	Fair, Isaac Supplemental Retirement and Savings Plan effective January 1, 2009.	Filed Electronically

10.11	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC.	Incorporated by Reference

10.12	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements.	Incorporated by Reference

10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC.	Incorporated by Reference

10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan.	Incorporated by Reference

Exhibit
Number	Description

10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC.	Incorporated by Reference

10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan.	Incorporated by Reference

10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements.	Incorporated by Reference

10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin).	Filed Electronically

10.19	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001.	Incorporated by Reference

10.20	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference

10.21	Agreement dated December 7, 2007, between the Company and the Sandell Group	Incorporated by Reference

10.22	Note Purchase Agreement	Incorporated by Reference

10.23	2002 Stock Bonus Plan of the Company.	Incorporated by Reference

10.24	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference

10.25	Form of Non-Qualified Stock Option Agreement effective July 18, 2007.	Incorporated by Reference

10.26	Form of Restricted Stock Unit Agreement effective July 18, 2007	Incorporated by Reference

10.28	Braun’s Amended and Restated 1995 Director Stock Option Plan.	Incorporated by Reference

10.29	Braun’s 1998 Employee Long-Term Stock Investment Plan.	Incorporated by Reference

10.30	Braun’s 1998 Executive Long-Term Stock Investment Plan.	Incorporated by Reference

10.31	Braun’s 1999 Independent Director Stock Option Plan.	Incorporated by Reference

10.32	Braun’s Non Qualified Stock Option Plan of Emerging. Technologies Consultants, Inc.	Incorporated by Reference

10.33	Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended.	Incorporated by Reference

10.36	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005.	Incorporated by Reference

10.37	2001 Equity Incentive Plan as adopted April 10, 2001, and amended May 15, 2005.	Incorporated by Reference

10.38	2003 Employment Inducement Award Plan as amended effective May 15, 2005.	Incorporated by Reference

10.39	1992 Long-Term Incentive Plan as amended effective August 26, 2008.	Filed Electronically

\

Exhibit
Number	Description

10.40	Description of Outside Director compensation program.	Incorporated by Reference

10.43	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan.	Incorporated by Reference

10.45	Credit Agreement among Fair Isaac, Wells Fargo Bank, National Association, U.S. Bank National Association, Bank of America, N.A., and JPMorgan Chase Bank, N.A., dated October 20, 2006.	Incorporated by Reference

10.46	Management Incentive Plan, Fiscal 2009	Filed Electronically

10.50	Employment Agreement dated February 13, 2007 entered into with Dr. Mark N. Greene.	Incorporated by Reference.

10.51	Management Agreement entered into with Dr. Mark N. Greene.	Filed Electronically.

10.52	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007.	Incorporated by Reference.

10.53	Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell	Incorporated by Reference

10.55	Management Agreement entered into with Mark R. Scadina	Filed Electronically

10.56	Management Agreement entered into with Laurent F. Pacalin	Filed Electronically

10.58	Letter Agreement entered into on June 30, 2008 between Fair Isaac Corporation and Michael H. Campbell.	Filed Electronically

10.59	Letter Agreement entered into on June 30, 2008 between Fair Isaac Corporation and Dr. Mark N. Greene	Filed Electronically

10.61	Offer Letter entered into on May 29, 2007 between Fair Isaac Corporation and Mark R. Scadina.	Filed Electronically

12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically

21.1	List of Company’s subsidiaries.	Filed Electronically

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

32.1	Section 1350 Certifications of CEO.	Filed Electronically

32.2	Section 1350 Certifications of CFO.	Filed Electronically