Form 10-Q
period 2008-12-31
FAIR ISAAC CORP
filed 2009-02-06
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Commission File Number 1-11689
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on January 31, 2009 was 48,835,932 (excluding 40,020,851 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	December 31,	September 30,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$157,206	$129,678
Marketable securities available for sale, current portion	55,174	57,049
Accounts receivable, net	114,395	141,571
Prepaid expenses and other current assets	22,991	23,404

Total current assets	349,766	351,702

Marketable securities available for sale, less current portion	75,375	72,101
Other investments	11,074	12,374
Property and equipment, net	44,993	46,360
Goodwill	663,843	686,082
Intangible assets, net	47,246	52,468
Deferred income taxes	46,833	45,786
Other assets	8,820	8,380

	$1,247,950	$1,275,253

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,385	$11,172
Accrued compensation and employee benefits	25,527	29,551
Other accrued liabilities	30,920	43,665
Deferred revenue	39,539	38,243

Total current liabilities	106,371	122,631

Revolving line of credit	295,000	295,000
Senior notes	275,000	275,000
Other liabilities	22,015	20,681

Total liabilities	698,386	713,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares shares issued and 48,808 and 48,473 shares outstanding at December 31, 2008 and September 30, 2008, respectively)	488	485
Paid-in-capital	1,107,694	1,110,165
Treasury stock, at cost (40,049 and 40,384 shares at December 31, 2008 and September 30, 2008, respectively)	(1,363,084)	(1,374,455)
Retained earnings	836,249	825,109
Accumulated other comprehensive income (loss)	(31,783)	637

Total stockholders’ equity	549,564	561,941

	$1,247,950	$1,275,253

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	December 31,
	2008	2007
Revenues	$163,460	$190,106

Operating expenses:
Cost of revenues (1)	59,019	66,972
Research and development	18,121	19,469
Selling, general and administrative (1)	54,769	66,759
Amortization of intangible assets (1)	3,247	3,063
Restructuring	8,078	(445)

Total operating expenses	143,234	155,818

Operating income	20,226	34,288
Interest income	1,655	2,550
Interest expense	(7,158)	(4,421)
Other income (expense), net	1,446	(257)

Income from continuing operations before income taxes	16,169	32,160
Provision for income taxes	4,059	11,324

Income from continuing operations	12,110	20,836
Loss from discontinued operations	––	(650)

Net income	$12,110	$20,186

Basic earnings (loss) per share:
Continuing operations	$0.25	$0.42
Discontinued operations	––	(0.02)

Total	$0.25	$0.40

Diluted earnings (loss) per share:
Continuing operations	$0.25	$0.41
Discontinued operations	––	(0.02)

Total	$0.25	$0.39

Shares used in computing earnings (loss) per share:
Basic	48,478	50,042

Diluted	48,522	51,200

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-In-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Loss
Balance at September 30, 2008	48,473	$485	$1,110,165	$(1,374,455)	$825,109	$637	$561,941
Share-based compensation	—	—	5,471	—	—	—	5,471
Exercise of stock options	81	1	(1,852)	2,735	—	—	884
Tax benefit from exercised stock options	—	—	210	—	—	—	210
Issuance of ESPP shares from treasury	193	1	(3,799)	6,561	—	—	2,763
Issuance of stock to employees from treasury	61	1	(2,501)	2,075	—	—	(425)
Dividends paid	—	—	—	—	(970)	—	(970)
Net income	—	—	—	—	12,110	—	12,110	$12,110
Unrealized gains on investments	—	—	—	—	—	549	549	549
Cumulative translation adjustments	—	—	—	—	—	(32,969)	(32,969)	(32,969)

Balance at December 31, 2008	48,808	$488	$1,107,694	$(1,363,084)	$836,249	$(31,783)	$549,564	$(20,310)

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$12,110	$20,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,583	9,713
Share-based compensation	5,471	8,093
Deferred income taxes	1,531	(216)
Tax benefit from exercised stock options	210	464
Excess tax benefits from share-based payment arrangements	(117)	(679)
Net amortization of premium on marketable securities	188	44
Provision for doubtful accounts	499	686
Net loss on sales of property and equipment	30	91
Changes in operating assets and liabilities:
Accounts receivable	19,755	17,700
Prepaid expenses and other assets	(928)	4,629
Accounts payable	(448)	(293)
Accrued compensation and employee benefits	(3,224)	(8,336)
Other liabilities	(14,478)	(4,718)
Deferred revenue	6,482	672

Net cash provided by operating activities	36,664	48,036

Cash flows from investing activities:
Purchases of property and equipment	(5,554)	(7,440)
Cash proceeds from sales of property and equipment	—	1,362
Purchases of marketable securities	(55,852)	(92,873)
Proceeds from maturities of marketable securities	54,240	105,000
Distribution from cost-method investees	1,300	—

Net cash provided by (used in) investing activities	(5,866)	6,049

Cash flows from financing activities:
Proceeds from revolving line of credit	—	20,000
Proceeds from issuances of common stock under employee stock option and purchase plans	3,222	13,214
Dividends paid	(970)	(985)
Repurchases of common stock	—	(82,424)
Excess tax benefits from share-based payment arrangements	117	679

Net cash provided by (used in) financing activities	2,369	(49,516)

Effect of exchange rate changes on cash	(5,639)	10

Increase in cash and cash equivalents	27,528	4,579
Cash and cash equivalents, beginning of period	129,678	95,284

Cash and cash equivalents, end of period	$157,206	$99,863

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$15,687	$346
Cash paid for interest	$11,965	$3,387
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
Principles of Consolidation and Basis of Presentation
     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board (“APB”) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2008. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
Adoption of Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 in a market that is not active. As described in Note 8, we have adopted Statement 157 and the related FASB staff positions. Consistent with the provisions of FSP 157–2, we elected to defer the adoption of SFAS 157 for non–financial assets and liabilities measured at fair value on a non–recurring basis until October 1, 2009. We are currently evaluating the impact of the full adoption of SFAS 157 on our consolidated financial statements.

     In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. On October 1, 2008 we adopted SFAS 159 but did not elect the fair value option for any additional financial assets or liabilities that we held at that date.
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended
	December 31,
	2008	2007
	(In thousands)

Cost of revenues	$1,723	$1,502
Selling, general and administrative	1,524	1,561

	$3,247	$3,063

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $47.2 million and $52.5 million, net of accumulated amortization of $101.6 million and $101.7 million, as of December 31, 2008 and September 30, 2008, respectively.
3. Restructuring and Acquisition-Related Expenses
     The following table summarizes our restructuring and acquisition-related accruals associated with acquisitions and certain Fair Isaac facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018.

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	December 31,
	2008	Additions	Payments	Reversal	2008
		(In thousands)
Facilities charges	$9,688	$2,631	$(1,021)	$(413)	$10,885
Employee separation	930	5,860	(1,830)	—	4,960

	10,618	$8,491	$(2,851)	$(413)	15,845

Less: current portion	(4,224)				(9,050)

Non-current	$6,394				$6,795

     During the quarter ended December 31, 2008, in connection with our reengineering program, we incurred net charges totaling $8.1 million. The charges included $5.9 million for severance costs associated with the reduction of 255 positions throughout the company. Cash payments for substantially all the severance costs will be paid by the end of our second quarter of fiscal 2009. We also recognized charges of $2.6 million associated with vacating excess leased space located in Georgia and California. The charge represents future cash lease payments, net of estimated sublease income, which will be paid out over the next nine years. In addition, we reversed $0.4 million of accrued expenses as a result of a favorable lease termination agreement that we entered into for office space that was vacated in the prior year.

4. Composition of Certain Financial Statement Captions

	December 31,	September 30,
	2008	2008
	(In thousands)
Property and equipment	$206,855	$203,236
Less accumulated depreciation and amortization	(161,862)	(156,876)

	$44,993	$46,360

5. Share-Based Payment
     We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. Stock option awards granted during fiscal 2009 typically had a maximum term of seven years and vested ratably over four years.
     The following table summarizes option activity during the quarter ended December 31, 2008:

			Weighted-
		Weighted-	Average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)
Outstanding at October 1, 2008	8,560	$34.50
Granted	532	14.16
Exercised	(81)	11.00
Forfeited	(144)	38.30
Expired	(159)	33.60

Outstanding at December 31, 2008	8,708	33.42	4.46	$2,371

     The following table summarizes restricted stock unit activity during the quarter ended December 31, 2008:

		Weighted-
		average
	Shares	Price
	(In thousands)
Outstanding at October 1, 2008	988	$29.51
Granted	270	14.28
Released	(91)	36.96
Forfeited	(50)	33.12

Outstanding at December 31, 2008	1,117	25.06

6. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended
	December 31,
	2008	2007
	(In thousands, except per
	share data)
Numerator for basic earnings per share — net income from continuing operations	$12,110	$20,836
Interest expense on senior convertible notes, net of tax	—	1

Numerator for diluted earnings per share from continuing operations	$12,110	$20,837

Denominator — shares:
Basic weighted-average shares	48,478	50,042
Effect of dilutive securities	44	1,158

Diluted weighted-average shares	48,522	51,200

Earnings per share from continuing operations:
Basic	$0.25	$0.42

Diluted	$0.25	$0.41

     The computation of diluted EPS for the quarters ended December 31, 2008 and 2007, excludes options to purchase approximately 7,949,000 and 4,190,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
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

     The following tables summarize segment information for the quarters ended December 31, 2008 and 2007:

	Quarter Ended December 31, 2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
			(In thousands)
Revenues	$87,575	$34,110	$27,824	$13,951	$163,460
Operating expenses	(71,453)	(14,355)	(33,007)	(10,870)	(129,685)

Segment operating income	$16,122	$19,755	$(5,183)	$3,081	33,775

Unallocated share-based compensation expense					(5,471)
Unallocated restructuring					(8,078)

Operating income					20,226
Unallocated interest income					1,655
Unallocated interest expense					(7,158)
Unallocated other income, net					1,446

Income before income taxes					$16,169

Depreciation and amortization	$6,407	$1,284	$1,184	$708	$9,583

	Quarter Ended December 31, 2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
			(In thousands)
Revenues	$97,427	$42,727	$36,016	$13,936	$190,106
Operating expenses	(84,468)	(17,180)	(34,773)	(11,891)	(148,312)

Segment operating income	$12,959	$25,547	$1,243	$2,045	41,794

Unallocated share-based compensation expense					(7,951)
Unallocated restructuring					445

Operating income					34,288
Unallocated interest income					2,550
Unallocated interest expense					(4,421)
Unallocated other income, net					(257)

Income before income taxes					$32,160

Depreciation and amortization	$5,602	$1,562	$1,178	$693	$9,035

8. Fair Value Measurements
     As discussed in Note 1, “Adoption of Recent Accounting Pronouncements,” on October 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents and available-for-sale marketable securities. Consistent with the provisions of FSP 157–2, we elected to defer the provisions of SFAS 157 that relate to non-financial assets and non-financial liabilities that we do not recognize or disclose at fair value on a recurring basis.
     SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.
     Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities
     Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 securities are predominantly comprised of U.S. government obligations that are generally held to maturity.
     Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy.
     The following table represents financial assets that we measured at fair value on a recurring basis at December 31, 2008. We have classified these assets in accordance with the fair value hierarchy set forth in SFAS 157:

	Active	Significant
	Markets	Other	Fair Value
	For Identical	Observable	As of
	Instruments	Inputs	December 31,
	(Level 1)	(Level 2)	2008
Assets:
Cash equivalents (1)	$84,536	$—	$84,536
Corporate debt (2)	—	2,323	2,323
U.S. government obligations (2)	—	124,466	124,466
Marketable equity securities (3)	3,760	—	3,760

Total	$88,296	$126,789	$215,085

(1)	Included in cash and cash equivalents on our balance sheet at December 31, 2008. Not included in this table are $72,670 of cash balances which are not measured at fair value.

(2)	Included in marketable securities (short-term and long-term) on our balance sheet at December 31, 2008.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at December 31, 2008.
     The valuation techniques used to measure the fair values of our financial assets incorporate market inputs, which include reported trades, broker/dealer quotes, benchmark yields, issuer spreads, benchmark securities and other inputs derived from or corroborated by observable market data.
9. Income Taxes
Effective Tax Rate
     The effective income tax rate for the three months ended December 31, 2008 was 25.1% compared to 35.2% for the three months ended December 31, 2007. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
     Our effective tax rate for the quarter ended December 31, 2008, was positively affected by changes in the foreign and domestic earnings mix, the impact of permanent tax benefits on lower earnings and the recognition of $0.8 million of discrete tax benefits. The discrete tax benefits included the recognition of U.S. federal research and development tax credits related to fiscal 2008. We were unable to recognize these tax credits during the nine months ended September 30, 2008 as legislation providing for reinstatement of this credit was not enacted until October 2008.
     The total unrecognized tax benefit for uncertain tax positions under FASB Interpretation No. 48 at December 31, 2008 is estimated to be approximately $28.9 million. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. We recognize interest earned as interest income in our consolidated statements of income. As of December 31, 2008, we have accrued interest of $3.5 million related to the unrecognized tax benefits.

10. Credit Agreement
     We have a $600 million unsecured revolving credit facility with a syndicate of banks that expires in 2011. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of December 31, 2008, we were in compliance with all covenants under this credit facility and we had $295.0 million of borrowings outstanding at an interest rate of 2.6%.
11. Senior Notes
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
13. New Accounting Pronouncements Not Yet Adopted
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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended December 31, 2008, 69% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the telecommunications and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and wireless and wireline calls and subscriber levels. Approximately 77% and 75% of our revenues during the quarters ended December 31, 2008 and 2007, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended December 31, 2008, we achieved bookings of $52.5 million, including one deal with a booking value of $3.0 million or more. In comparison, bookings in the prior year quarter ended December 31, 2007 were $92.7 million, including three deals with bookings values of $3.0 million or more.
     Management regards the volume of bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Item 1A of Part II, “Risk Factors”, concerning timing and contingencies affecting product delivery and performance.  Although many of our contracts have fixed noncancelable terms, some of our contracts are terminable by the client on short notice or without notice.  Accordingly, we do not believe it is appropriate to characterize all of our bookings as backlog that will generate future revenue.
     Our revenues derived from clients outside the United States have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $51.2 million and $61.0 million during the quarters ended December 31, 2008 and 2007, respectively, representing 31% and 32% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future.
Reengineering Plan
     In April 2008, we announced the details of a reengineering plan designed to grow revenues through strategic resource allocation and improve profitability through cost reduction. Key components of the plan include rationalizing the business portfolio, simplifying management hierarchy, eliminating low-priority positions, consolidating facilities and managing fixed and variable costs. Also in connection with the plan, we sold our Insurance Bill Review business unit and we fully exited our Cortronics neural research product line, Fast Panel diagnostics product line and advertising services group.
     In January 2009, we announced additional actions under the reengineering plan. The additional actions were either completed or committed to by management prior to December 31, 2008 and were primarily aimed at reducing costs through headcount reductions and facility consolidations. With respect to the headcount reductions, we identified and eliminated 255 positions throughout the company. We expect annual cost savings as a result of these additional actions of approximately $30 million. We plan to achieve further cost savings by eliminating additional positions during fiscal 2009 through attrition of non-revenue producing positions and restricting discretionary expenditures.
Current Business Environment
     In 2008, the financial markets experienced significant volatility and general economic conditions deteriorated. These conditions have had a substantial impact on our customers, especially financial institutions. This has included an increased number of consolidations among our customers, a significant decline in new account acquisition activities and extension of credit by financial institutions and a general slowing of software purchases by our customers. These unfavorable conditions have affected our business in the quarter ended December 31, 2008 and are expected to continue to affect us in fiscal 2009. In particular, our Scoring Solutions, Strategy Machine Solutions and Professional Services segments have experienced significant revenue declines.
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
     In April 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash to Mitchell International, Inc. We recorded a $6.9 million pre-tax loss, but a $3.4 million after-tax gain on the sale as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes. Revenues from the business were $9.3 million for the quarter ended December 31, 2007. The Insurance Bill Review business unit is classified as discontinued operations in our consolidated condensed financial statements and in the following management discussion and analysis.
Segment Information
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended December 31, 2008 and 2007 are set forth in Note 7 to the accompanying condensed consolidated financial statements.
RESULTS OF OPERATIONS
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	December 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2008	2007	2008	2007	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$87,575	$97,427	54%	51%	$(9,852)	(10)%
Scoring Solutions	34,110	42,727	21%	23%	(8,617)	(20)%
Professional Services	27,824	36,016	17%	19%	(8,192)	(23)%
Analytic Software Tools	13,951	13,936	8%	7%	15	—

	$163,460	$190,106	100%	100%	(26,646)	(14)%

     Quarter Ended December 31, 2008 Compared to Quarter Ended December 31, 2007 Revenues
     Strategy Machine Solutions segment revenues decreased $9.9 million due to a $4.0 million decrease in revenues from our fraud solutions, a $2.7 million decrease in revenues from our collections and recovery solutions, a $1.7 million decrease in revenues from our customer management solutions, a $1.6 million decrease in revenues from our marketing solutions, and a $1.6 million decrease in revenues from our other strategy machine solutions. The revenue decline was partially offset by a $1.7 million increase in revenues from our consumer solutions.
     Overall segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. At the product group level, the decrease in fraud solutions revenues was attributable primarily to decreases in volumes associated with transactional-based agreements. The decline was partially the result of a decrease in revenues associated with our solutions for telecommunication service providers, which we have determined are not strategic and are no longer actively marketing. Revenues were also adversely impacted by the restructuring of a large customer contract. In addition, we have experienced a delay in a product upgrade, which impacted current year bookings and revenues and may continue to impact fraud solutions bookings and revenues in future periods. The decrease in collections and recovery solutions revenues resulted from a decline in license sales and unfavorable currency translation due to a weakening of the British pound versus the U.S dollar. The decrease in customer management solutions revenues was attributable to a decline in license sales, as the prior year quarter included several large license sales. In addition, there was a decline in customer management solutions’ transactional revenues. The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of several large customer accounts.
     Scoring Solutions segment revenues decreased $8.6 million due to a $6.8 million reduction in revenues derived from the credit reporting agencies, which resulted from a decline in volumes. Volumes declined as financial institutions have significantly reduced new account acquisition activities and extension of credit. Revenues were also impacted by a reduction in revenues from our services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2009.

     During the quarters ended December 31, 2008 and 2007, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 19% of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues decreased $8.2 million as difficult global economic conditions have caused customers to slow down contracted services. The decline in revenues also reflects the overall decline in license sales, which results in a corresponding decline in implementation services. In addition, the decline in revenues is the result of our decision to stop pursuing certain lower margin consulting service engagements.
     Analytic Software Tools segment revenues were even with last year. Although we recorded revenues of $2.2 million from products acquired in our January 2008 acquisition of Dash Optimization Ltd., this contribution was largely offset by a decline in sales of our Blaze Advisor product.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	December 31,		Percentage of Revenues		Period-to-Period	Percentage
	2008	2007	2008	2007	Change	Change
	(In thousands)				(In thousands)
Revenues	$163,460	$190,106	100%	100%	$(26,646)	(14)%

Operating expenses:
Cost of revenues	59,019	66,972	36%	35%	(7,953)	(12)%
Research and development	18,121	19,469	11%	10%	(1,348)	(7)%
Selling, general and administrative	54,769	66,759	34%	35%	(11,990)	(18)%
Amortization of intangible assets	3,247	3,063	2%	2%	184	6%
Restructuring and acquisition-related	8,078	(445)	5%	—	8,523	—

Total operating expenses	143,234	155,818	88%	82%	(12,584)	(8)%

Operating income	20,226	34,288	12%	18%	(14,062)	(41)%
Interest income	1,655	2,550	1%	1%	(895)	(35)%
Interest expense	(7,158)	(4,421)	(4)%	(2)%	(2,737)	(62)%
Other income, net	1,446	(257)	1%	—	1,703	—

Income before income taxes	16,169	32,160	10%	17%	(15,991)	(50)%
Provision for income taxes	4,059	11,324	3%	6%	(7,265)	(64)%

Income from continuing operations	12,110	20,836	7%	11%	(8,726)	(42)%
Loss from discontinued operations	—	(650)	—	—	650	—

Net income	$12,110	$20,186	7%	11%	(8,076)	(40)%

Number of employees at quarter end	2,360	2,896			(536)	(19)%
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
     The quarter over quarter decrease of $8.0 million in cost of revenues resulted from a $6.2 million decrease in personnel and other labor-related costs, a $0.9 million decrease in travel costs, a $0.8 million decrease in facilities and infrastructure costs and a $0.1 million decrease in other costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in travel costs was driven by management programs focused on reducing expenses and from the overall reduction in professional services activities.

     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2008.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in development of new products and services, including primarily the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The quarter over quarter decrease of $1.3 million in research and development expenditures was attributable primarily to a $1.8 million decrease in personnel and related costs partially offset by a $0.5 million increase in other expenses. The decrease in personnel and related costs was driven by a staff reduction that was associated with our reengineering program. The increase in other expenses was due to higher costs for data that is used for product development initiatives.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2008.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter decrease of $12.0 million in selling, general and administrative expenses was attributable to a $7.1 million decrease in personnel and other labor-related costs, a $1.9 million decrease in travel costs, a $1.5 million decrease in marketing expenses and a $1.5 million net decrease in other expenses. The decrease in personnel and labor-related costs related primarily to a decline in salary and benefit costs resulting from staff reductions and lower share-based compensation. The decline in share-based compensation was due to an overall decline in share-based grants and impact of forfeitures. The decline in travel costs and marketing expenses was driven by management programs focused on reducing discretionary expenses.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with, or slightly lower than, those incurred during the quarter ended December 31, 2008.
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
     In fiscal 2009, we expect that amortization expense will be consistent with the amortization expense we recorded in fiscal 2008.
     Restructuring
     During the quarter ended December 31, 2008, in connection with our reengineering program, we incurred net charges totaling $8.1 million. The charges included $5.9 million for severance costs associated with the reduction of 255 positions throughout the company. Cash payments for substantially all the severance costs will be paid by the end of our second quarter of fiscal 2009. We also recognized charges of $2.6 million associated with vacating excess leased space located in Georgia and California. The charge represents future cash lease payments, net of estimated sublease income, which will be paid out over the next nine years. In addition, we reversed $0.4 million of accrued expenses as a result of a favorable lease termination agreement that we entered into for office space that was vacated in the prior year.
     During the quarter ended December 31, 2007, we recorded a $0.4 million expense reversal due to favorable sublease arrangements we entered into for office space that was vacated in fiscal 2007.

     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.9 million was attributable to a decline in interest rates and investment income yields due to market conditions.
     Interest Expense
     Interest expense recorded during the quarter ended December 31, 2008 included interest on Senior Notes that were issued in May 2008 and interest associated with borrowings under our revolving credit facility. Interest expense recorded during the quarter ended December 31, 2007 related to our Senior Convertible Notes as well as interest associated with borrowing under our revolving credit facility. We repurchased all of the outstanding Senior Convertible Notes during fiscal 2008.
     The increase in interest expense of $2.7 million was the result of higher average interest rates on outstanding borrowings. The increase in the average interest rate was due to the issuance of $275 million of Senior Notes, which had a weighted average interest rate of 6.8%. In the prior year, we had $391.0 million of Senior Convertible Notes outstanding that had an interest rate of 1.5%.
     Other Income, Net
     Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.
     Other income, net in the quarter ended December 31, 2008, primarily consisted of foreign exchange currency gains of $1.3 million. In the quarter ended December 31, 2007, other expense, net resulted from foreign exchange currency losses of $0.2 million.
     Provision for Income Taxes
     Our effective tax rate was 25.1% and 35.2% during the quarters ended December 31, 2008 and 2007, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
     Our effective tax rate for the quarter ended December 31, 2008, was positively affected by changes in the foreign and domestic earnings mix, the impact of permanent tax benefits on lower earnings and the recognition of $0.8 million of discrete tax benefits. The discrete tax benefits included the recognition of U.S. federal research and development tax credits related to fiscal 2008. We were unable to recognize these tax credits during the nine months ended September 30, 2008 as legislation providing for reinstatement of this credit was not enacted until October 2008.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended
	December 31,			Period-to-Period
			Period-to-Period	Percentage
Segment	2008	2007	Change	Change
	(In thousands)
Strategy Machine Solutions	$16,122	$12,959	$3,163	24%
Scoring Solutions	19,755	25,547	(5,792)	(23)%
Professional Services	(5,183)	1,243	(6,426)	—
Analytic Software Tools	3,081	2,045	1,036	51%

Segment operating income	33,775	41,794	(8,019)	(19)%
Unallocated share-based compensation	(5,471)	(7,951)	2,480	31%
Unallocated restructuring and acquisition-related	(8,078)	445	(8,523)	—

Operating income	$20,226	$34,288	(14,062)	(41)%

     The quarter over quarter decrease of $14.1 million in operating income was attributable to a decline in segment revenues and an increase in restructuring charges, partially offset by a reduction in segment operating expenses and share-based compensation expense. At the segment level, the decline in segment operating income was driven by decreases of $6.4 million in segment operating income in our Professional Services segment and $5.8 million in segment operating income in our Scoring Solutions segment. The decline was partially offset by a $3.2 million increase in segment operating income in Strategy Machine Solutions segment and a $1.0 million increase in segment operating income in Analytic Software Tools segment. The decrease in Professional Services segment operating results was due to the decline in revenues partially offset by reduced operating expenses. Professional services revenues decreased as difficult global economic conditions have caused customers to slow down contracted services. The decline in revenues also reflects the overall decline in license sales, which results in a corresponding decline in implementation services. We expect the difficult business environment to continue to adversely affect Professional Services segment results, and accordingly we are aggressively managing our expenses in order to offset the revenue declines. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from services to the credit reporting agencies and for services that we provided directly to users in financial services. The increase in Strategy Machine Solutions segment operating income was attributable to a significant decline in operating expenses, which was driven by our reengineering program. Under the reengineering program, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. The increase in Strategy Machines Solutions operating income was partially offset by a decline in revenues. Segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. In our Analytic Software Tools segment, the increase in segment operating income was due to lower operating expenses.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased from $48.0 million during the quarter ended December 31, 2007 to $36.7 million during the quarter ended December 31, 2008. Operating cash flows were negatively impacted by the decline in earnings during the quarter ended December 31, 2008 and a significant increase in cash paid for income taxes. The increase in cash paid for income taxes was due to a large gain that was recognized last year for tax purposes from the repurchase of our Senior Convertible Notes.
     Cash Flows from Investing Activities
     Net cash used in investing activities totaled $5.9 million during the quarter ended December 31, 2008, compared to net cash provided by investing activities of $6.0 million in the quarter ended December 31, 2007. The change in cash flows from investing activities was primarily attributable to $12.1 million in proceeds from maturities of marketable securities, net of purchases, during the quarter ended December 31, 2007 compared to $1.6 million that was used for purchases of marketable securities, net of proceeds from maturities, during the quarter ended December 31, 2008.
     Cash Flows from Financing Activities
     Net cash provided by financing activities totaled $2.4 million in the quarter ended December 31, 2008, compared to net cash used by financing activities of $49.5 million in the quarter ended December 31, 2007. The change in cash flows from financing activities was primarily due to an $82.4 million decrease in common stock repurchased, a $20.0 million decrease in cash proceeds from borrowings under a revolving credit facility and a $10.0 million decrease in proceeds from the issuance of common stock under employee stock plans.

     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the quarter ended December 31, 2008, we did not repurchase any of our common stock.
     In November 2007, our Board of Directors approved a new common stock repurchase program that replaced a previous program. The new program allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of December 31, 2008, we had $148.2 million remaining under this authorization.
     Dividends
     During the quarter ended December 31, 2008, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Credit Agreement
     We have a $600 million unsecured revolving credit facility with a syndicate of banks that expires in 2011. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of December 31, 2008, we were in compliance with all covenants under this credit facility and we had $295.0 million of borrowings outstanding at an interest rate of 2.6%.
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
     Capital Resources and Liquidity Outlook
     As of December 31, 2008, we had $287.8 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $600 million revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until fiscal 2012. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited
     Off-Balance Sheet Arrangements
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
     We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2008, indicating the underlying goodwill of each reporting unit was not impaired. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We believe that the assumptions and estimates utilized were appropriate based on the information available to management. The timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

     During the quarter ended December 31, 2008, based on a combination of factors, including the current economic environment and a decline in our operating results and market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 1, 2008 (the interim testing date). Based on our analysis, we concluded that the estimated fair value of each of our reporting units exceeded its respective carrying value as of the interim testing date, indicating the underlying goodwill of each reporting unit was not impaired. However, if difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our reporting units as compared to the interim testing date levels. Such further declines in fair value may require us to record an impairment charge related to goodwill.
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
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2008 and September 30, 2008:

	December 31, 2008			September 30, 2008
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(Dollars in thousands)
Cash and cash equivalents	$157,206	$157,206	1.25%	$129,678	$129,678	2.56%
Short-term investments	54,793	55,174	3.18%	57,065	57,049	3.42%
Long-term investments	70,985	71,615	2.64%	67,274	67,397	3.55%

	$282,984	$283,995	1.98%	$254,017	$254,124	3.01%

     In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at December 31, 2008 and September 30, 2008:

	December 31, 2008			September 30, 2008
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Notes	$275,000	$275,000	$274,868	$275,000	$275,000	$239,153
     We have interest rate risk with respect to our five-year $600 million unsecured revolving credit facility. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $295.0 million of borrowings outstanding on this facility as of December 31, 2008 and September 30, 2008.
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

     The following table summarizes our outstanding forward foreign currency contracts, by currency at December 31, 2008:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
EURO (EUR)	EUR	10,720	$14,944	$—
Japanese Yen (YEN)	YEN	44,400	492	—
Canadian Dollar (CAD)	CAD	850	694	—

Buy foreign currency:
British Pound (GBP)	GBP	3,835	$5,607	$—
     The forward foreign currency contracts were all entered into on December 31, 2008, therefore, the fair value was $0 on that date.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit primarily relates to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We allege in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We are seeking injunctive relief, and compensatory and punitive damages. Although there are no counterclaims against Fair Isaac in the lawsuit, the defendants have recently attempted to bring certain counterclaims against Fair Isaac, including alleged violations of antitrust laws, unfair competition, trademark cancellation and interference with contract. Fair Isaac has moved to strike these counterclaims as untimely, and this matter is currently being considered by the Court. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. We continue to pursue our claims against all other defendants, with trial expected in mid-2009.

Item 1A. Risk Factors
Risks Related to Our Business
We have expanded the pursuit of our Decision Management strategy, and we may not be successful, which could cause our growth prospects and results of operations to suffer.
     We have focused the pursuit of our business objective to become a leader in helping businesses automate and improve decisions across their enterprises, an approach that we commonly refer to as Decision Management, or “DM.” Our DM strategy is designed to enable us to increase our business by selling multiple products to clients, as well as to enable the development of custom client solutions that may lead to opportunities to develop new proprietary scores or other new proprietary products. The market may be unreceptive to this general DM business approach, including being unreceptive to purchasing multiple products from us or unreceptive to our customized solutions. If our DM strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate or our revenues and profits may decline.
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
     Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, the fair value of our businesses has recently declined. If difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our businesses from current levels. Such further declines in fair value may require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.
Our products have long and variable sales cycles. If we do not accurately predict these cycles, we may not forecast our financial results accurately, and our stock price could be adversely affected.
     We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our ICN selling approach is more complex than our prior sales approach because it emphasizes the sale of complete DM solutions involving multiple products or services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our ICN approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Since our DM strategy contemplates the sale of multiple decision solutions to a customer, expenditures by any given customer are expected to be larger than with our prior sales approach. This may cause customers, particularly those experiencing financial stress or budgetary constraints, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.
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

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased (2)	Paid per Share	or Programs	the Plans or Programs
October 1, 2008 through October 31, 2008	1,554	$15.69	—	$148,161,062
November 1, 2008 through November 30, 2008	—	$—	—	$148,161,062
December 1, 2008 through December 31, 2008	28,353	$14.16	—	$148,161,062

	29,907	$14.24	—	$148,161,062

(1)	In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 29,907 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2008.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description

10.1	Agreement dated December 4, 2008, between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on December 9, 2008.)

10.2	1992 Long-Term Incentive Plan as amended effective December 22, 2008.

10.3	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: February 6, 2009	By	/s/ CHARLES M. OSBORNE
Charles M. Osborne
Executive Vice President, Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: February 6, 2009	By	/s/ MICHAEL J. PUNG

Michael J. Pung
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2008

Exhibit
Number	Description

10.1	Agreement dated December 4, 2008, between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on December 9, 2008.)	Incorporated by Reference

10.2	1992 Long-Term Incentive Plan as amended effective December 22, 2008.	Filed Electronically

10.3	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically