Form 10-Q
period 2009-03-31
FAIR ISAAC CORP
filed 2009-05-07
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
612-758-5200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on April 30, 2009 was 48,852,923 (excluding 40,003,860 shares held by the Company as treasury stock).

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	March 31,	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$201,286	$129,678
Marketable securities available for sale, current portion	59,232	57,049
Accounts receivable, net	105,038	141,571
Prepaid expenses and other current assets	20,394	23,404

Total current assets	385,950	351,702
Marketable securities available for sale, less current portion	70,539	72,101
Other investments	11,074	12,374
Property and equipment, net	40,986	46,360
Goodwill	661,968	686,082
Intangible assets, net	43,926	52,468
Deferred income taxes	47,536	45,786
Other assets	10,060	8,380

	$1,272,039	$1,275,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,718	$11,172
Accrued compensation and employee benefits	24,394	29,551
Other accrued liabilities	37,300	43,665
Deferred revenue	39,364	38,243

Total current liabilities	114,776	122,631
Revolving line of credit	295,000	295,000
Senior notes	275,000	275,000
Other liabilities	22,680	20,681

Total liabilities	707,456	713,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized; 88,857 shares issued and 48,844 and 48,473 shares outstanding at March 31, 2009 and September 30, 2008, respectively)	488	485
Paid-in-capital	1,108,486	1,110,165
Treasury stock, at cost (40,013 and 40,384 shares at March 31, 2009 and September 30, 2008, respectively)	(1,361,837)	(1,374,455)
Retained earnings	853,018	825,109
Accumulated other comprehensive income (loss)	(35,572)	637

Total stockholders’ equity	564,583	561,941

	$1,272,039	$1,275,253

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$159,335	$193,234	$322,795	$383,340

Operating expenses:
Cost of revenues (1)	53,476	72,946	112,495	139,918
Research and development	18,924	20,662	37,045	40,131
Selling, general and administrative (1)	52,460	61,365	107,229	128,124
Amortization of intangible assets (1)	3,156	3,621	6,403	6,684
Restructuring	870	6,124	8,948	5,679

Total operating expenses	128,886	164,718	272,120	320,536

Operating income	30,449	28,516	50,675	62,804
Interest income	1,245	1,685	2,900	4,235
Interest expense	(6,527)	(3,837)	(13,685)	(8,258)
Other income (expense), net	(298)	874	1,148	617

Income from continuing operations before income taxes	24,869	27,238	41,038	59,398
Provision for income taxes	6,761	9,464	10,820	20,788

Income from continuing operations	18,108	17,774	30,218	38,610
Loss from discontinued operations	(363)	(4,287)	(363)	(4,937)

Net income	$17,745	$13,487	$29,855	$33,673

Basic earnings (loss) per share:
Continuing operations	$0.37	$0.36	$0.62	$0.78
Discontinued operations	(0.01)	(0.08)	(0.01)	(0.10)

Total	$0.36	$0.28	$0.61	$0.68

Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.36	$0.62	$0.77
Discontinued operations	(0.01)	(0.08)	(0.01)	(0.10)

Total	$0.36	$0.28	$0.61	$0.67

Shares used in computing earnings (loss) per share:
Basic	48,813	48,760	48,643	49,404

Diluted	48,828	48,961	48,673	50,084

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-In-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Loss
Balance at September 30, 2008	48,473	$485	$1,110,165	$(1,374,455)	$825,109	$637	$561,941
Share-based compensation	—	—	10,648	—	—	—	10,648
Exercise of stock options	82	1	(1,887)	2,779	—	—	893
Tax effect from share-based payment arrangements	—	—	(2,680)	—	—	—	(2,680)
Issuance of ESPP shares from treasury	194	1	(3,829)	6,604	—	—	2,776
Forfeitures of restricted stock	(2)	—	64	(64)	—	—	—
Issuance of stock to employees from treasury	97	1	(3,995)	3,299	—	—	(695)
Dividends paid	—	—	—	—	(1,946)	—	(1,946)
Net income	—	—	—	—	29,855	—	29,855	$29,855
Unrealized gains on investments	—	—	—	—	—	446	446	446
Cumulative translation adjustments	—	—	—	—	—	(36,655)	(36,655)	(36,655)

Balance at March 31, 2009	48,844	$488	$1,108,486	$(1,361,837)	$853,018	$(35.572)	$564,583	$(6,354)

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$29,855	$33,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,397	19,863
Share-based compensation	10,648	14,926
Deferred income taxes	915	1,020
Tax effect from share-based payment arrangements	(2,680)	327
Excess tax benefits from share-based payment arrangements	(121)	(1,216)
Gain on repurchase of senior convertible notes	—	(356)
Net amortization of premium on marketable securities	406	177
Provision for doubtful accounts	499	1,753
Loss on sale of discontinued operations	—	6,921
Net loss (gain) on sales of property and equipment	117	(37)
Changes in operating assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	28,419	8,133
Prepaid expenses and other assets	325	3,427
Accounts payable	3,018	571
Accrued compensation and employee benefits	(4,257)	(10,134)
Other liabilities	(7,913)	(4,393)
Deferred revenue	7,688	(4,386)

Net cash provided by operating activities	86,316	70,269

Cash flows from investing activities:
Purchases of property and equipment	(8,503)	(13,432)
Cash proceeds from sales of property and equipment	—	1,543
Cash paid for acquisition, net of cash acquired	—	(31,941)
Purchases of marketable securities	(66,512)	(112,204)
Proceeds from sales of marketable securities	—	2,008
Proceeds from maturities of marketable securities	64,590	121,000
Distribution from cost-method investees	1,300	—

Net cash used in investing activities	(9,125)	(33,026)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	43,000
Repurchases of senior convertible notes	—	(23,348)
Proceeds from issuances of common stock under employee stock option and purchase plans	2,974	14,938
Dividends paid	(1,946)	(1,955)
Repurchases of common stock	—	(106,840)
Excess tax benefits from share-based payment arrangements	121	1,216

Net cash provided by (used in) financing activities	1,149	(72,989)

Effect of exchange rate changes on cash	(6,732)	425

Increase (decrease) in cash and cash equivalents	71,608	(35,321)
Cash and cash equivalents, beginning of period	129,678	95,284

Cash and cash equivalents, end of period	$201,286	$59,963

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$15,236	$9,015
Cash paid for interest	$14,063	$9,037
See accompanying notes to condensed consolidated financial statements.

1. Nature of Business
Fair Isaac Corporation
     Incorporated under the laws of the State of Delaware, Fair Isaac Corporation is a provider of analytic, software and data management products and services that enable businesses to automate, improve and connect decisions. Fair Isaac Corporation (doing business under the name “FICO”) provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, telecommunications providers, healthcare organizations and government agencies.
     In these consolidated financial statements, Fair Isaac Corporation is referred to as “we,” “us,” “our,” “FICO”, “Fair Isaac,” and “the Company.”
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
     The condensed consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Adoption of Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements about an entity’s derivative instruments and hedging activities. We adopted SFAS 161 as of January 1, 2009 on a prospective basis. Since SFAS 161 requires only additional disclosures of our derivative and hedging activities, the adoption of SFAS 161 did not affect our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 in a market that is not active. As described in Note 8, we have adopted Statement 157 and the related FASB staff positions. Consistent with the provisions of FSP 157-2, we elected to defer the adoption of SFAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until October 1, 2009. We are currently evaluating the impact of the full adoption of SFAS 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. On October 1, 2008 we adopted SFAS 159 but did not elect the fair value option for any additional financial assets or liabilities that we held at that date.
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands)
Cost of revenues	$1,663	$1,919	$3,386	$3,421
Selling, general and administrative	1,493	1,702	3,017	3,263

	$3,156	$3,621	$6,403	$6,684

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets were $43.9 million and $52.5 million, net of accumulated amortization of $104.5 million and $101.7 million, as of March 31, 2009 and September 30, 2008, respectively.
3. Restructuring and Acquisition-Related Expenses
     The following table summarizes our restructuring and acquisition-related accruals associated with acquisitions and certain facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018.

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	March 31,
	2008	Additions	Payments	Reversal	2009
	(In thousands)
Facilities charges	$9,688	$3,877	$(2,311)	$(413)	$10,841
Employee separation	930	5,860	(6,072)	(376)	342

	10,618	$9,737	$(8,383)	$(789)	11,183

Less: current portion	(4,224)				(4,215)

Non-current	$6,394				$6,968

     During the quarter ended December 31, 2008, in connection with our reengineering program, we incurred net charges totaling $8.1 million. The charges included $5.9 million for severance costs associated with the reduction of 255 positions throughout the Company. Cash payments for substantially all the severance costs were paid during the quarter ended March 31, 2009. We also recognized charges of $2.6 million associated with vacating excess leased space located in Georgia and California. The charge represents future cash lease payments, net of estimated sublease income, which will be paid out over the next nine years. In addition, we reversed $0.4 million of accrued expenses as a result of a favorable lease termination agreement that we entered into for office space that was vacated in the prior year. During the quarter ended March 31, 2009, we recognized a $1.2 million charge due to unfavorable sublease arrangements we entered into for office space previously vacated. The charge was offset by a $0.4 million reduction in other restructuring liabilities.
4. Discontinued Operations
     In connection with the sale of our Insurance Bill Review business in April 2008, we recorded a charge of $0.4 million, net of tax, during the quarter ended March 31, 2009, resulting from the resolution of a final working capital adjustment in favor of the purchaser.
5. Composition of Certain Financial Statement Captions

	March 31,	September 30,
	2009	2008
	(In thousands)
Property and equipment	$200,449	$203,236
Less accumulated depreciation and amortization	(159,463)	(156,876)

	$40,986	$46,360

6. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator for basic earnings per share — income from continuing operations	$18,108	$17,774	$30,218	$38,610
Interest expense on senior convertible notes, net of tax	—	1	—	2

Numerator for diluted earnings per share from continuing operations	$18,108	$17,775	$30,218	$38,612

Denominator — shares:
Basic weighted-average shares	48,813	48,760	48,643	49,404
Effect of dilutive securities	15	201	30	680

Diluted weighted-average shares	48,828	48,961	48,673	50,084

Earnings per share from continuing operations:
Basic	$0.37	$0.36	$0.62	$0.78

Diluted	$0.37	$0.36	$0.62	$0.77

     The computation of diluted EPS for the quarters ended March 31, 2009 and 2008, excludes options to purchase approximately 8,264,000 and 10,280,000 shares of common stock, respectively, and for the six months ended March 31, 2009 and 2008, excludes options to purchase approximately 8,106,000 and 7,235,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
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
     Our Chief Executive Officer evaluates segment financial performance based on segment revenues and operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel, depreciation and amortization. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate share-based compensation expense, restructuring expense and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation and amortization amounts are allocated to the segments from their internal cost centers as described above.
     The following tables summarize segment information for the quarters and six months ended March 31, 2009 and 2008:

	Quarter Ended March 31, 2009
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$86,632	$31,118	$30,885	$10,700	$159,335
Operating expenses	(68,128)	(13,998)	(30,654)	(10,059)	(122,839)

Segment operating income	$18,504	$17,120	$231	$641	36,496

Unallocated share-based compensation expense					(5,177)
Unallocated restructuring					(870)

Operating income					30,449
Unallocated interest income					1,245
Unallocated interest expense					(6,527)
Unallocated other expense, net					(298)

Income from continuing operations before income taxes					$24,869

Depreciation and amortization	$6,793	$1,154	$1,254	$613	$9,814

	Quarter Ended March 31, 2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$101,357	$39,276	$39,497	$13,104	$193,234
Operating expenses	(85,382)	(16,702)	(38,103)	(11,657)	(151,844)

Segment operating income	$15,975	$22,574	$1,394	$1,447	41,390

Unallocated share-based compensation expense					(6,750)
Unallocated restructuring					(6,124)

Operating income					28,516
Unallocated interest income					1,685
Unallocated interest expense					(3,837)
Unallocated other income, net					874

Income from continuing operations before income taxes					$27,238

Depreciation and amortization	$5,367	$1,193	$890	$580	$8,030

	Six Months Ended March 31, 2009
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$174,207	$65,228	$58,709	$24,651	$322,795
Operating expenses	(139,581)	(28,353)	(63,661)	(20,929)	(252,524)

Segment operating income (loss)	$34,626	$36,875	$(4,952)	$3,722	70,271

Unallocated share-based compensation expense					(10,648)
Unallocated restructuring					(8,948)

Operating income					50,675
Unallocated interest income					2,900
Unallocated interest expense					(13,685)
Unallocated other income, net					1,148

Income from continuing operations before income taxes					$41,038

Depreciation and amortization	$13,200	$2,438	$2,438	$1,321	$19,397

	Six Months Ended March 31, 2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$198,784	$82,003	$75,513	$27,040	$383,340
Operating expenses	(169,851)	(33,881)	(72,876)	(23,548)	(300,156)

Segment operating income	$28,933	$48,122	$2,637	$3,492	83,184

Unallocated share-based compensation expense					(14,701)
Unallocated restructuring					(5,679)

Operating income					62,804
Unallocated interest income					4,235
Unallocated interest expense					(8,258)
Unallocated other income, net					617

Income from continuing operations before income taxes					$59,398

Depreciation and amortization	$11,164	$2,755	$1,585	$1,273	$16,777

8. Fair Value Measurements
     As discussed in Note 1, “Adoption of Recent Accounting Pronouncements,” on October 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents and available-for-sale marketable securities. Consistent with the provisions of FSP 157-2, we elected to defer the provisions of SFAS 157 that relate to non-financial assets and non-financial liabilities that we do not recognize or disclose at fair value on a recurring basis.
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
     Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 securities are predominantly comprised of money market funds.
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
     The following table represents financial assets that we measured at fair value on a recurring basis at March 31, 2009. We have classified these assets in accordance with the fair value hierarchy set forth in SFAS 157:

		Significant
	Active Markets	Other	Fair Value
	For Identical	Observable	As of
	Instruments	Inputs	March 31,
	(Level 1)	(Level 2)	2009
Assets:
Cash equivalents (1)	$134,372	$—	$134,372
Corporate debt (2)	—	1,027	1,027
U.S. government obligations (2)	—	125,686	125,686
Marketable equity securities (3)	3,058	—	3,058

Total	$137,430	$126,713	$264,143

(1)	Included in cash and cash equivalents on our balance sheet at March 31, 2009. Not included in this table are $66,914 of cash balances which are not measured at fair value.

(2)	Included in marketable securities (short-term and long-term) on our balance sheet at March 31, 2009.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at March 31, 2009.
     The valuation techniques used to measure the fair values of our financial assets incorporate market inputs, which include reported trades, broker/dealer quotes, benchmark yields, issuer spreads, benchmark securities and other inputs derived from or corroborated by observable market data.

9. Income Taxes
          Effective Tax Rate
     Our effective tax rate was 27.2% and 34.7% during the quarters ended March 31, 2009 and 2008, respectively, and 26.4% and 35.0% during the six months ended March 31, 2009 and 2008, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The tax rate was reduced from the second quarter of 2008 due to changes in the foreign domestic earnings mix as well as recognition of the 2008 extension of the Federal Research Credit and higher impact of permanent tax benefits on lower earnings.
     The total unrecognized tax benefit for uncertain tax positions under FASB Interpretation No. 48 at March 31, 2009 is estimated to be approximately $29.2 million. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. We recognize interest earned as interest income in our consolidated statements of income. As of March 31, 2009, we have accrued interest of $3.7 million related to the unrecognized tax benefits.
10. Credit Agreement
     We have a $600.0 million unsecured revolving credit facility with a syndicate of banks that expires in 2011. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of March 31, 2009, we were in compliance with all covenants under this credit facility and we had $295.0 million of borrowings outstanding at an interest rate of 1.6%.
11. Senior Notes
     In May 2008, we issued $275.0 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8%. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreement for the Senior Notes also includes covenants typical of unsecured facilities.
12. Derivative Instruments
     On January 1, 2009, we adopted SFAS 161 which requires expanded disclosures on derivative investments and hedging activities. We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign currency denominated accounts receivable and bank balances from the effects of volatility in foreign exchange that might occur prior to their conversion to their functional currency. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign currency exchange. We routinely enter into contracts to offset exposures denominated primarily in the British Pound, EURO and Japanese Yen.
     Foreign currency denominated accounts receivable and bank balances are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other income (expense), net. The forward contracts are not designated as hedges and are marked to market through Other income (expense), net. Fair value changes in the forward contracts help mitigate the changes in the value of the remeasured accounts receivable and bank balances attributable to changes in foreign currency exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.
     The following table summarizes the fair value of our derivative instruments and their location in the consolidated balance sheets:

March 31, 2009
(in thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—
     The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2009:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
EURO (EUR)	EUR	9,130	$12,170	$—

Japanese Yen (YEN)	YEN	93,800	951	—
Canadian Dollar (CAD)	CAD	600	477	—

Buy foreign currency:
British Pound (GBP)	GBP	4,459	$6,390	$—
     The forward foreign currency contracts were all entered into on March 31, 2009; therefore, the fair value was $0 on that date.
     The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

March 31, 2009
(in thousands)	Loss on Derivative Recognized in Income
Derivatives not designated as hedging instruments	Location	Amount
Foreign currency forward contracts	Other income (expense), net	$(366)
13. Contingencies
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
14. New Accounting Pronouncements Not Yet Adopted
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
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This FSP is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. Even though we retired our Senior Convertible Notes during fiscal 2008, this new accounting treatment still requires us to retrospectively record a significant amount of non-cash interest expense in the periods when these notes were outstanding. We are in the process of determining what effect the adoption of this FSP will have on our consolidated financial statements.
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
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We are in the process of determining what effect the adoption of FSP 107-1 and APB 28-1 will have on our consolidated financial statements.
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
     Most of our revenues are derived from the sale of products and services within the consumer credit, financial services and insurance industries, and during the quarter ended March 31, 2009, 71% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries, as well as the government sector. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 76% and 70% of our revenues during the quarters ended March 31, 2009 and 2008, respectively, and 77% and 72% of our revenues for the six months ended March 31, 2009 and 2008, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended March 31, 2009, we achieved bookings of $46.8 million, with no deals with a booking value of $3.0 million or more. In comparison, bookings in the prior year quarter ended March 31, 2008 were $99.2 million, including three deals with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $51.2 million and $66.7 million during the quarters ended March 31, 2009 and 2008, respectively, representing 32% and 35% of total consolidated revenues in each of these periods. International revenues totaled $112.4 million and $127.7 million during the six months ended March 31, 2009 and 2008, respectively, representing 35% and 33% of total consolidated revenues in each of these periods. In addition to clients acquired via our acquisitions, we believe that our international growth is a product of successful relationships with third parties that assist in international sales efforts and our own increased sales focus internationally, and we expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.
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
     In January 2009, we announced additional actions under the reengineering plan. The additional actions were either completed or committed to by management prior to December 31, 2008 and were primarily aimed at reducing costs through headcount reductions and facility consolidations. With respect to the headcount reductions, we identified and eliminated 255 positions throughout the Company. We expect annual cost savings as a result of these additional actions of approximately $30 million. During the quarter ended March 31, 2009, we recognized a $1.2 million charge due to unfavorable sublease arrangements we entered into for office space previously vacated. We plan to achieve further cost savings by eliminating additional positions during fiscal 2009 through attrition of non-revenue producing positions and restricting discretionary expenditures.
Current Business Environment
     In 2008, the financial markets experienced significant volatility and general economic conditions deteriorated. These conditions have had a substantial impact on our customers, especially financial institutions. This has included an increased number of consolidations among our customers, a significant decline in new account acquisition activities and extension of credit by financial institutions and a general slowing of software purchases and related implementation services by our customers. These unfavorable conditions have affected our business in the quarter ended March 31, 2009 and are expected to continue to affect us during the remainder of fiscal 2009. In particular, our Scoring Solutions, Strategy Machine Solutions and Professional Services segments have experienced significant revenue declines.
     As a result of this difficult business environment, we continue to aggressively manage our expenses in an effort to maintain solid earnings and cash flows. We also plan to continue to invest in our Decision Management solutions, as well as our core business operations.
Acquisition and Divestiture Activity
     In January 2008, we acquired Dash Optimization Ltd., a leading provider of decision modeling and optimization software, for an aggregate purchase price of $34.1 million in cash. Results of operations from this acquisition are included in our results prospectively from the date of acquisition.
     In April 2008, we completed the sale of our Insurance Bill Review business unit for $15.7 million in cash to Mitchell International, Inc. We recorded a $7.2 million pre-tax loss, but a $3.3 million after-tax gain on the sale, as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes. Revenues from the business were $10.1 million and $19.4 million for the quarter and six month period ended March 31, 2008, respectively. The Insurance Bill Review business unit is classified as discontinued operations in our consolidated condensed financial statements and in the following management discussion and analysis.
Segment Information
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended March 31, 2009 and 2008 are set forth in Note 7 to the accompanying condensed consolidated financial statements.
RESULTS OF OPERATIONS
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2009	2008	2009	2008	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$86,632	$101,357	54%	53%	$(14,725)	(15)%
Scoring Solutions	31,118	39,276	20%	20%	(8,158)	(21)%
Professional Services	30,885	39,497	19%	20%	(8,612)	(22)%
Analytic Software Tools	10,700	13,104	7%	7%	(2,404)	(18)%

	$159,335	$193,234	100%	100%	(33,899)	(18)%

	Six Months Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2009	2008	2009	2008	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$174,207	$198,784	54%	52%	$(24,577)	(12)%
Scoring Solutions	65,228	82,003	20%	21%	(16,775)	(20)%
Professional Services	58,709	75,513	18%	20%	(16,804)	(22)%
Analytic Software Tools	24,651	27,040	8%	7%	(2,389)	(9)%

	$322,795	$383,340	100%	100%	(60,545)	(16)%

     Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008 Revenues
     Strategy Machine Solutions segment revenues decreased $14.7 million due to a $5.4 million decrease in revenues from our customer management solutions, a $4.7 million decrease in revenues from our collections and recovery solutions, a $1.5 million decrease in revenues from our consumer solutions, a $1.4 million decrease in revenues from our fraud solutions, a $1.2 million decrease in revenues from our marketing solutions, and a $0.5 million decrease in revenues from our other strategy machine solutions.
     Overall segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. In addition, revenues declined $2.5 million due to unfavorable currency translation related to the weakening of the British Pound versus the U.S. dollar. At the product group level, the decrease in customer management solutions revenues was attributable to a decline in license sales, as the prior year quarter included several large license sales. In addition, there was a decline in customer management solutions transactional revenues. The decrease in collections and recovery solutions revenues resulted from a decline in license sales as the prior year quarter included several large license sales. The decrease in consumer solutions was primarily attributed to revenues lost from Experian terminating its relationship with myFICO.com® during the quarter. The decrease in fraud solutions revenues was attributable primarily to decreases in volumes associated with transactional-based agreements. The decline was partially the result of a decrease in revenues associated with our solutions for telecommunication service providers, which we have determined are not strategic and are no longer actively marketing. The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of several large customer accounts.
     Scoring Solutions segment revenues decreased $8.2 million due to a $6.8 million reduction in revenues derived from the credit reporting agencies, which resulted from a decline in volumes. Volumes declined as financial institutions have significantly reduced new account acquisition activities and extension of credit. Revenues were also impacted by a reduction in revenues from our services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2009.
     During the quarters ended March 31, 2009 and 2008, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 18% of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues decreased $8.6 million as difficult global economic conditions have caused customers to slow down contracted services, and as a result of the weakening of the British Pound versus the U.S. dollar, which accounts for $2.4 million of the decrease. The decline in revenues also reflects the overall decline in license sales, which results in a corresponding decline in implementation services. In addition, the decline in revenues is the result of our decision to stop pursuing certain lower margin consulting service engagements. During the quarter ended March 31, 2009, we established fair value for certain analytic model consulting services that had previously been recorded as deferred revenue. Because all of the revenue recognition criteria have been met for these services, we recognized revenue of $2.5 million in the quarter that was previously deferred.
     Analytic Software Tools segment revenues decreased $2.4 million due to a decline in sales of our Blaze Advisor and Model Builder products, which was partially offset by $1.1 million increase from products acquired in our January 2008 acquisition of Dash Optimization Ltd.
     Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008 Revenues
     Strategy Machine Solutions segment revenues decreased $24.6 million due to a $7.5 million decrease in revenues from our collections and recovery solutions, a $7.1 million decrease in revenues from our customer management solutions, a $5.4 million decrease in revenues from our fraud solutions, a $2.8 million decrease in revenues from our marketing solutions, and a $1.8 million decrease in revenues from our other strategy machine solutions.
     Overall segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. In addition, revenues declined $4.2 million due to unfavorable currency translation related to the weakening of the British Pound versus the U.S. dollar. At the product group level, the decrease in collections and recovery solutions revenues resulted from a decline in license sales. The decrease in customer management solutions revenues was attributable to a decline in license sales, as the prior year period included several large license sales. In addition, there was a decline in customer management solutions’ transactional revenues. The decrease in fraud solutions revenues was attributable primarily to decreases in volumes associated with transactional-based agreements. The decline was partially the result of a decrease in revenues associated with our solutions for telecommunication service providers, which we have determined are not strategic and are no longer actively marketing. Revenues were also adversely impacted by the restructuring of a large customer contract. The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of several large customer accounts.
     Scoring Solutions segment revenues decreased $16.8 million due to a $13.6 million reduction in revenues derived from the credit reporting agencies, which resulted from a decline in volumes. Volumes declined as financial institutions have significantly reduced new account acquisition activities and extension of credit. Revenues were also impacted by a reduction in revenues from our services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S.

financial credit market will continue to adversely affect segment revenues in fiscal 2009.
     During the six months ended March 31, 2009 and 2008, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues decreased $16.8 million as difficult global economic conditions have caused customers to slow down contracted services, and as a result of the weakening of the British Pound versus the U.S. dollar, which accounts for $3.7 million of the decrease. The decline in revenues also reflects the overall decline in license sales, which results in a corresponding decline in implementation services. In addition, the decline in revenues is the result of our decision to stop pursuing certain lower margin consulting service engagements. During the six month period ended March 31, 2009, we established fair value for certain analytic model consulting services that had previously been recorded as deferred revenue. Because all of the revenue recognition criteria have been met for these services, we recognized revenue of $2.5 million in the six-month period that was previously deferred.
     Analytic Software Tools segment revenues decreased $2.4 million due to a decline in sales of our Blaze Advisor product which was partially offset by $3.3 million increase from products acquired in our January 2008 acquisition of Dash Optimization Ltd.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2009	2008	2009	2008	Change	Change
	(In thousands)				(In thousands)
Revenues	$159,335	$193,234	100%	100%	$(33,899)	(18)%

Operating expenses:
Cost of revenues	53,476	72,946	34%	38%	(19,470)	(27)%
Research and development	18,924	20,662	12%	10%	(1,738)	(8)%
Selling, general and administrative	52,460	61,365	33%	32%	(8,905)	(15)%
Amortization of intangible assets	3,156	3,621	2%	2%	(465)	(13)%
Restructuring	870	6,124	—	3%	(5,254)	(86)%

Total operating expenses	128,886	164,718	81%	85%	(35,832)	(22)%

Operating income	30,449	28,516	19%	15%	1,933	7%
Interest income	1,245	1,685	1%	1%	(440)	(26)%
Interest expense	(6,527)	(3,837)	(4)%	(2)%	(2,690)	70%
Other income (expense), net	(298)	874	—	—	(1,172)	(134)%

Income before income taxes	24,869	27,238	16%	14%	(2,369)	(9)%
Provision for income taxes	6,761	9,464	5%	5%	(2,703)	(29)%

Income from continuing operations	18,108	17,774	11%	9%	334	2%
Loss from discontinued operations	(363)	(4,287)	—	(2)%	3,924	(92)%

Net income	$17,745	$13,487	11%	7%	4,258	32%

Number of employees at quarter end	2,184	2,925			(741)	(25)%

	Six Months Ended					Period-to-Period
	March 31,		Percentage of Revenues		Period-to-Period	Percentage
	2009	2008	2009	2008	Change	Change
	(In thousands)				(In thousands)
Revenues	$322,795	$383,340	100%	100%	$(60,545)	(16)%

Operating expenses:
Cost of revenues	112,495	139,918	35%	37%	(27,423)	(20)%
Research and development	37,045	40,131	11%	11%	(3,086)	(8)%
Selling, general and administrative	107,229	128,124	33%	33%	(20,895)	(16)%
Amortization of intangible assets	6,403	6,684	2%	2%	(281)	(4)%
Restructuring	8,948	5,679	3%	1%	3,269	58%

Total operating expenses	272,120	320,536	84%	84%	(48,416)	(15)%
Operating income	50,675	62,804	16%	16%	(12,129)	(19)%
Interest income	2,900	4,235	1%	1%	(1,335)	(32)%
Interest expense	(13,685)	(8,258)	(4)%	(2)%	(5,427)	66%
Other income, net	1,148	617	—	—	531	86%

Income before income taxes	41,038	59,398	13%	15%	(18,360)	(31)%
Provision for income taxes	10,820	20,788	4%	5%	(9,968)	(48)%

Income from continuing operations	30,218	38,610	9%	10%	(8,392)	(22)%
Loss from discontinued operations	(363)	(4,937)	—	(1)%	4,574	(93)%

Net income	$29,855	$33,673	9%	9%	(3,818)	(11)%

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
     Cost of revenues as a percentage of revenues was 34% for the quarter ended March 31, 2009, as compared to 38% for the quarter ended March 31, 2008. The decrease was primarily due to the recognition of $2.5 million previously deferred revenue, related to the establishment of fair value for certain analytic model consulting services, which had no related expense and the reduction of cost of revenue expenses. The quarter over quarter decrease of $19.5 million in cost of revenues resulted from a $12.5 million decrease in personnel and other labor-related costs, a $3.2 million decrease in third party software and data, a $1.9 million decrease in travel costs, a $1.4 million decrease in facilities and infrastructure costs and a $0.5 million decrease in other costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in third party software and data costs was due to decreased sales that required data acquisition. The decrease in travel costs was driven by management programs focused on reducing expenses and from the overall reduction in professional services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from a reduction in cost of revenue expenses.
     The year-to-date period over period decrease of $27.4 million in cost of revenues resulted from an $18.7 million decrease in personnel and other labor-related costs, a $3.3 million decrease in third party software and data, a $2.2 million decrease in facilities and infrastructure costs, a $2.0 million decrease in travel costs, and a $1.2 million decrease in other costs. The overall decrease in cost of revenues for the year-to-date period was attributable to the same factors that affected the quarter over quarter comparison.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be slightly higher than those incurred during the quarter ended March 31, 2009.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.
     The quarter over quarter decrease of $1.7 million in research and development expenditures was attributable primarily to a $2.2 million decrease in personnel and related costs and a $0.6 million decrease in other expenses, partially offset by a $1.1 million increase in data-related expenses. The decrease in personnel and related costs was driven by a staff reduction that was associated with our reengineering program. The increase in other expenses was due to higher costs for data that is used for product development initiatives.
     The year-to-date period decrease of $3.1 million in research and development expenditures was attributable primarily to a $4.0 million decrease in personnel and related costs and a $1.2 million decrease in other expenses, partially offset by a $2.1 million increase in data related expenses. The decrease in research and development expenditures for the year-to-date period was attributable to the same factors that affected the quarter over quarter comparison.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2009.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter decrease of $8.9 million in selling, general and administrative expenses was attributable to a $10.4 million decrease in personnel and other labor-related costs and a $1.2 million decrease in travel costs, partially offset by a $1.1 million increase in facilities and infrastructure costs and a $1.6 million net increase in other expenses. The decrease in personnel and labor-related costs related primarily to a decline in salary and benefit costs resulting from staff reductions associated with our reengineering program. The decrease in travel expenses was driven by management programs focused on reducing expenses. The increase in facilities and infrastructure costs was attributable primarily to an increase in allocated costs resulting from a higher proportion on selling, general and administrative expenses as compared to total operating expenses. The increase in other expenses was attributable to increased costs associated with property and sales taxes and fees.
     The year-to-date period over period decrease of $20.9 million in selling, general and administrative expenses was attributable to a $17.6 million decrease in personnel and other labor-related costs, a $3.1 million decrease in travel costs, a $0.2 million net decrease in other expenses. The decrease in personnel and labor-related costs related primarily to a decline in salary and benefit costs resulting from staff reductions associated with our reengineering program. The decline in travel expenses was driven by management programs focused on reducing expenses.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2009.
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
     Restructuring
     During the quarter ended March 31, 2009, we recognized a $1.2 million charge due to unfavorable sublease arrangements we entered into for office space previously vacated. The charge was offset by a $0.4 million reduction in other restructuring liabilities.
     During the quarter ended December 31, 2008, in connection with our reengineering program, we incurred net charges totaling $8.1 million. The charges included $5.9 million for severance costs associated with the reduction of 255 positions throughout the Company. Cash payments for substantially all the severance costs were paid during the quarter ended March 31, 2009. We also recognized charges of $2.6 million associated with vacating excess leased space located in Georgia and California. The charge represents future cash lease payments, net of estimated sublease income, which will be paid out over the next nine years.

     During the quarter ended March 31, 2008 we eliminated 190 positions across the Company and incurred charges of $5.3 million for severance. We also recognized a $0.8 million charge associated with vacating excess leased space located in Colorado. The charge represents future cash lease payments, net of sublease income, which will be paid out over the next three years.
     During the quarter ended December 31, 2007, we recorded a $0.4 million expense reversal due to favorable sublease arrangements we entered into for office space that was vacated in fiscal 2007.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.4 million was attributable to a decline in interest rates and investment income yields due to market conditions.
     The year-to-date period decrease in interest income of $1.3 million was attributable to a decline in interest rates and investment income yields due to market conditions.
     Interest Expense
     Interest expense recorded during the quarter ended March 31, 2009 included interest on Senior Notes that were issued in May 2008 and interest associated with borrowings under our revolving credit facility. Interest expense recorded during the quarter ended March 31, 2008 related to our Senior Convertible Notes as well as interest associated with borrowing under our revolving credit facility. We repurchased all of the outstanding Senior Convertible Notes during fiscal 2008.
     The quarter over quarter increase in interest expense of $2.7 million was the result of higher average interest rates on outstanding borrowings. The increase in the average interest rate was due to the issuance of $275.0 million of Senior Notes, which had a weighted average interest rate of 6.8%. In the prior year, we had $391.0 million of Senior Convertible Notes outstanding that had an interest rate of 1.5%.
     The year-to-date period increase in interest expense of $5.4 million was attributable to the same factors that affected the quarter over quarter comparison.
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
     Other expense, net in the quarter ended March 31, 2009, primarily consisted of foreign exchange currency losses of $0.4 million. In the quarter ended March 31, 2008, other income, net resulted from foreign exchange currency gains of $0.4 million and a $0.4 million gain on the redemption of $23.7 million of Senior Convertible Notes.
     Other income, net was $1.1 million for the six months ended March 31, 2009 compared with other income, net of $0.6 million for the six months ended March 31, 2008. The increase in other income, net was primarily due to foreign exchange currency gains of $1.0 million that were recognized in the six months ended March 31, 2009, compared with foreign exchange currency gains of $0.2 million in the prior year period.
     Provision for Income Taxes
     Our effective tax rate was 27.2% and 34.7% during the quarters ended March 31, 2009 and 2008, respectively, and 26.4% and 35.0% during the six months ended March 31, 2009 and 2008, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
     Our effective tax rate for the quarter and six months ended March 31, 2009, was positively affected by changes in the foreign and domestic earnings mix, the impact of permanent tax benefits on lower earnings and the recognition of $0.8 million of discrete tax benefits. The discrete tax benefits included the recognition of U.S. federal research and development tax credits related to fiscal 2008. We were unable to recognize these tax credits during the nine months ended September 30, 2008 as legislation providing for reinstatement of this credit was not enacted until October 2008.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended			Period-to-Period
	March 31,		Period-to-Period	Percentage
Segment	2009	2008	Change	Change
	(In thousands)
Strategy Machine Solutions	$18,504	$15,975	$2,529	16%
Scoring Solutions	17,120	22,574	(5,454)	(24)%
Professional Services	231	1,394	(1,163)	(83)%
Analytic Software Tools	641	1,447	(806)	(56)%

Segment operating income	36,496	41,390	(4,894)	(12)%
Unallocated share-based compensation	(5,177)	(6,750)	1,573	(23)%
Unallocated restructuring	(870)	(6,124)	5,254	(86)%

Operating income	$30,449	$28,516	1,933	7%

	Six Months Ended			Period-to-Period
	March 31,		Period-to-Period	Percentage
Segment	2009	2008	Change	Change
	(In thousands)
Strategy Machine Solutions	$34,626	$28,933	$5,693	20%
Scoring Solutions	36,875	48,122	(11,247)	(23)%
Professional Services	(4,952)	2,637	(7,589)	(288)%
Analytic Software Tools	3,722	3,492	230	7%

Segment operating income	70,271	83,184	(12,913)	(16)%
Unallocated share-based compensation	(10,648)	(14,701)	4,053	(28)%
Unallocated restructuring	(8,948)	(5,679)	(3,269)	58%

Operating income	$50,675	$62,804	(12,129)	(19)%

     The quarter over quarter increase of $1.9 million in operating income was attributable to a decline in segment operating expenses, restructuring charges and share-based compensation expenses partially offset by a decrease in segment revenues. At the segment level, the decline in segment operating income was driven by a $5.5 million decrease in our Scoring Solutions segment operating income, a $1.2 million decrease in our Professional Services segment operating income and a $0.8 million decrease in our Analytical Software Tools segment operating income. The decline was partially offset by a $2.5 million increase in our Strategy Machine Solutions segment operating income. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from services to the credit reporting agencies and for services that we provided directly to users in financial services. The decrease in Professional Services segment operating results was due to the decline in revenues partially offset by reduced operating expenses. Professional services revenues decreased as difficult global economic conditions have caused customers to slow down contracted services. The decline in revenues also reflects the overall decline in license sales, which results in a corresponding decline in implementation services. We expect the difficult business environment to continue to adversely affect Professional Services segment results, and accordingly we are aggressively managing our expenses in order to offset the revenue declines. In our Analytic Software Tools segment, the decrease in segment operating income was due to lower segment revenues. The increase in Strategy Machine Solutions segment operating income was attributable to a significant decline in operating expenses, which was driven by our reengineering program. Under the reengineering program, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. The increase in Strategy Machines Solutions operating income was partially offset by a decline in revenues. Segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects.

     The year-to-date period over period decrease of $12.1 million in operating income was attributable to a decrease in segment revenues and an increase in restructuring charges, partially offset by a decline in segment operating expenses and share-based compensation expenses. At the segment level, the decline in segment operating income was driven by an $11.2 million decrease in our Scoring Solutions segment operating income and a $7.6 million decrease in our Professional Services segment operating income. The decline was partially offset by a $5.7 million increase in our Strategy Machine Solutions segment operating income and a $0.2 million increase in our Analytical Software Tools segment operating income. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from services to the credit reporting agencies and for services that we provided directly to users in financial services. The decrease in Professional Services segment operating income was due to the decline in revenues partially offset by reduced operating expenses. Professional Services revenues decreased as difficult global economic conditions have caused customers to slow down contracted services. The decline in revenues also reflects the overall decline in license sales, which resulted in a corresponding decline in implementation services. We expect the difficult business environment to continue to adversely affect Professional Services segment results, and accordingly we are aggressively managing our expenses in order to offset the revenue declines. The increase in Strategy Machine Solutions segment operating income was attributable to a significant decline in operating expenses, which was driven by our reengineering program. Under the reengineering program, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. The increase in Strategy Machines Solutions operating income was partially offset by a decline in revenues. Segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. In our Analytic Software Tools segment, the increase in segment operating income was due to lower operating expenses.
     Discontinued Operations
     In March 2009, we recorded a charge of $0.4 million, net of tax, resulting from the resolution of a final working capital adjustment in favor of the purchaser.
     In March 2008, we entered into a definitive agreement for the sale of our Insurance Bill Review business unit. On April 30, 2008, the Company completed the sale of the business unit for $14.2 million of cash, which is subject to a final working capital adjustment as defined under the agreement.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased from $70.3 million during the six months ended March 31, 2008 to $86.3 million during the six months ended March 31, 2009. Operating cash flows were positively impacted by a decrease in accounts receivable of $28.4 million, which resulted from the timing of cash receipts and an increase in deferred revenue. Operating cash flows were negatively impacted by a decline in earnings during the six months ended March 31, 2009.
     Cash Flows from Investing Activities
     Net cash used in investing activities totaled $9.1 million during the six months ended March 31, 2009, compared to net cash used by investing activities of $33.0 million in the six months ended March 31, 2008. The change in cash flows from investing activities was primarily due to $31.9 million paid for the acquisition of Dash Optimization Ltd. in January 2008, a $12.7 million decrease in proceeds from sales and maturities of marketable securities, net of purchases and a $4.9 million decrease in capital expenditures.
     Cash Flows from Financing Activities
     Net cash provided by financing activities totaled $1.1 million during the six months ended March 31, 2009, compared to net cash used by financing activities of $73.0 million during the six months ended March 31, 2008. The change in cash flows from financing activities was primarily due to a $106.8 million decrease in common stock repurchased, partially offset by a $43.0 million decrease in cash proceeds from borrowings under a revolving credit facility and a $12.0 million decrease in proceeds from the issuance of common stock under employee stock plans. During the six months ended March 31, 2008 we also repurchased $23.3 million of our senior convertible notes in the open market.

     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the six months ended March 31, 2009, we did not repurchase any of our common stock. During the six months ended March 31, 2008, we expended $106.8 million in connection with our repurchase of common stock under such programs.
     In November 2007, our Board of Directors approved a new common stock repurchase program that replaced a previous program. The new program allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of March 31, 2009, we had $148.2 million remaining under this authorization.
     Dividends
     During the quarter ended March 31, 2009, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Credit Agreement
     We have a $600.0 million unsecured revolving credit facility with a syndicate of banks that expires in 2011. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of March 31, 2009, we were in compliance with all covenants under this credit facility and we had $295.0 million of borrowings outstanding at an interest rate of 1.6%.
Senior Notes
     In May 2008, we issued $275.0 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8%. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreement for the Senior Notes also includes covenants typical of unsecured facilities.
Capital Resources and Liquidity Outlook
     As of March 31, 2009, we had $331.1 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings from our $600 million revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until fiscal 2012. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

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
     During the quarter ended December 31, 2008, based on a combination of factors, including the current economic environment and a decline in our operating results and market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 1, 2008 (the interim testing date). Based on our analysis, we concluded that the estimated fair value of each of our reporting units exceeded its respective carrying value as of the interim testing date, indicating the underlying goodwill of each reporting unit was not impaired. During the quarter ended March 31, 2009, we determined that no additional indicators existed which would require an update from the analysis performed during the prior quarter. However, if difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our reporting units as compared to the interim testing date levels. Such further declines in fair value may require us to record an impairment charge related to goodwill.
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
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This FSP is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. Even though we retired our Senior Convertible Notes during fiscal 2008, this new accounting treatment still requires us to retrospectively record a significant amount of non-cash interest expense in the periods when these notes were outstanding. We are in the process of determining what effect the adoption of this FSP will have on our consolidated financial statements.
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

     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009.
     Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
     We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2009 and September 30, 2008:

	March 31, 2009			September 30, 2008
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(Dollars in thousands)
Cash and cash equivalents	$201,286	$201,286	0.45%	$129,678	$129,678	2.56%
Short-term investments	58,969	59,232	2.86%	57,065	57,049	3.42%
Long-term investments	66,901	67,480	2.63%	67,274	67,397	3.55%

	$327,156	$327,998	1.33%	$254,017	$254,124	3.01%

     In May 2008, we issued $275.0 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at March 31, 2009 and September 30, 2008:

	March 31, 2009			September 30, 2008
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Notes	$275,000	$275,000	$274,325	$275,000	$275,000	$239,153
     We have interest rate risk with respect to our five-year $600 million unsecured revolving credit facility. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $295.0 million of borrowings outstanding on this facility as of March 31, 2009 and September 30, 2008.
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2009:

	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
EURO (EUR)	EUR	9,130	$12,170	$—
Japanese Yen (YEN)	YEN	93,800	951	—
Canadian Dollar (CAD)	CAD	600	477	—

Buy foreign currency:
British Pound (GBP)	GBP	4,459	$6,390	$—
     The forward foreign currency contracts were all entered into on March 31, 2009; therefore, the fair value was $0 on that date.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit primarily relates to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We allege in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We are seeking injunctive relief, and compensatory and punitive damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motion to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. We continue to pursue our claims against the remaining defendants, with trial expected in mid-2009.

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
     We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our Integrated Client Networks, or “ICN,” selling approach is more complex than our prior sales approach because it emphasizes the sale of complete DM solutions involving multiple products or services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our ICN approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Since our DM strategy contemplates the sale of multiple decision solutions to a customer, expenditures by any given customer are expected to be larger than with our prior sales approach. This may cause customers, particularly those experiencing financial stress or budgetary constraints, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.
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
     Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:
•	Use of data by creditors and consumer reporting agencies. Examples in the U.S. include the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations and studies mandated by FACTA, under consideration;

•	Laws and regulations that limit the use of credit scoring models such as state “mortgage trigger” laws, state “inquiries” laws, state insurance restrictions on the use of credit based insurance scores, and the Consumer Credit Directive in the European Union.

•	Fair lending practices, such as the Equal Credit Opportunity Act (“ECOA”) and Regulation B.

•	Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”); FACTA; the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”); identity theft, file freezing, security breach notification and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act; and

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification.

•	The implementation of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 by federal regulators to manage the financial crisis in the United States;

•	Laws and regulations regarding export controls as they apply to FICO products delivered in non-US countries.
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

Our anti-takeover defenses could make it difficult for another company to acquire control of FICO, thereby limiting the demand for our securities by certain types of purchasers or the price investors are willing to pay for our stock.
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

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased (2)	Paid per Share	or Programs	the Plans or Programs
January 1, 2009 through January 31, 2009	15,651	$14.57	—	$148,161,062
February 1, 2009 through February 28 , 2009	3,463	$12.25	—	$148,161,062
March 1, 2009 through March 31, 2009	—	$—	—	$148,161,062

	19,114	$14.15	—	$148,161,062

(1)	In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 19,114 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2009.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on February 3, 2009 and the following actions were taken:

1. Election of Directors
     Stockholders elected ten directors for one-year terms. The vote tabulation for individual directors was:

NOMINEE	FOR	WITHHELD
Mr. A. George Battle	45,413,634	710,939
Mr. Nicholas F. Graziano, III	44,862,116	1,262,457
Dr. Mark N. Greene	45,606,056	518,517
Mr. Alex W. Hart	44,848,556	1,276,017
Mr. James D. Kirsner	45,039,739	1,084,834
Mr. William J. Lansing	45,605,927	518,646
Mr. Allan Z. Loren	44,973,484	1,151,089
Mr. John S. McFarlane	45,641,620	482,953
Ms. Margaret L. Taylor	40,953,017	5,171,556
Mr. Duane E. White	44,771,610	1,352,963
2. Ratification of Independent Auditors
     The stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending September 30, 2009 (with 45,162,291 votes for, 927,791 votes against, 34,491 abstentions and 0 broker non-votes).
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description

10.1	Letter Agreement dated March 11, 2009 by and between the Company and Thomas Bradley. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on March 16, 2009.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: May 7, 2009
	By	/s/ THOMAS A. BRADLEY Thomas A. Bradley
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: May 7, 2009
	By	/s/ MICHAEL J. PUNG Michael J. Pung
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2009

Exhibit
Number	Description

10.1	Letter Agreement dated March 11, 2009 by and between the Company and Thomas Bradley. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on March 16, 2009.)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically