Form 10-Q
period 2009-06-30
FAIR ISAAC CORP
filed 2009-08-06
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on July 31, 2009 was 48,855,019 (excluding 40,001,764 shares held by the Company as treasury stock).

 i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
(Unaudited)

	June 30,	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$240,346	$129,678
Marketable securities available for sale, current portion	75,743	57,049
Accounts receivable, net	98,604	141,571
Prepaid expenses and other current assets	25,477	23,404

Total current assets	440,170	351,702
Marketable securities available for sale, less current portion	55,467	72,101
Other investments	11,074	12,374
Property and equipment, net	38,269	46,360
Goodwill	671,061	686,082
Intangible assets, net	41,734	52,468
Deferred income taxes	45,050	45,786
Other assets	10,100	8,380

	$1,312,925	$1,275,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,698	$11,172
Accrued compensation and employee benefits	28,485	29,551
Other accrued liabilities	40,526	43,665
Deferred revenue	40,166	38,243

Total current liabilities	119,875	122,631
Revolving line of credit	295,000	295,000
Senior notes	275,000	275,000
Other liabilities	18,802	20,681

Total liabilities	708,677	713,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized; 88,857 shares issued and 48,855 and 48,473 shares outstanding at June 30, 2009 and September 30, 2008, respectively)	489	485
Paid-in-capital	1,107,984	1,110,165
Treasury stock, at cost (40,002 and 40,384 shares at June 30, 2009 and September 30, 2008, respectively)	(1,361,411)	(1,374,455)
Retained earnings	870,180	825,109
Accumulated other comprehensive income (loss)	(12,994)	637

Total stockholders’ equity	604,248	561,941

	$1,312,925	$1,275,253

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$156,018	$183,315	$478,813	$566,655

Operating expenses:
Cost of revenues (1)	48,160	68,709	160,655	208,627
Research and development	18,364	18,779	55,409	58,910
Selling, general and administrative (1)	50,290	59,734	157,519	187,858
Amortization of intangible assets (1)	3,219	3,797	9,622	10,481
Restructuring	(237)	2,176	8,711	7,855
Loss on sale of product line assets	2,993	—	2,993	—

Total operating expenses	122,789	153,195	394,909	473,731

Operating income	33,229	30,120	83,904	92,924
Interest income	936	1,707	3,836	5,942
Interest expense	(6,086)	(5,203)	(19,771)	(13,461)
Other income, net	503	1,478	1,651	2,095

Income from continuing operations before income taxes	28,582	28,102	69,620	87,500
Provision for income taxes	10,443	9,304	21,263	30,092

Income from continuing operations	18,139	18,798	48,357	57,408
Income (loss) from discontinued operations	—	7,703	(363)	2,766

Net income	$18,139	$26,501	$47,994	$60,174

Basic earnings per share:
Continuing operations	$0.37	$0.39	$0.99	$1.17
Discontinued operations	—	0.16	—	0.06

Total	$0.37	$0.55	$0.99	$1.23

Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.38	$0.99	$1.16
Discontinued operations	—	0.16	(0.01)	0.05

Total	$0.37	$0.54	$0.98	$1.21

Shares used in computing earnings (loss) per share:
Basic	48,835	48,521	48,707	49,111

Diluted	48,986	48,727	48,777	49,633

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-In-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at September 30, 2008	48,473	$485	$1,110,165	$(1,374,455)	$825,109	$637	$561,941
Share-based compensation	—	—	15,342	—	—	—	15,342
Exercise of stock options	82	1	(1,887)	2,779	—	—	893
Tax effect from share-based payment arrangements	—	—	(7,297)	—	—	—	(7,297)
Issuance of ESPP shares from treasury	195	2	(3,841)	6,628	—	—	2,789
Forfeitures of restricted stock	(2)	—	64	(64)	—	—	—
Issuance of stock to employees from treasury	107	1	(4,562)	3,701	—	—	(860)
Dividends paid	—	—	—	—	(2,923)	—	(2,923)
Net income	—	—	—	—	47,994	—	47,994	$47,994
Unrealized gains on investments	—	—	—	—	—	456	456	456
Cumulative translation adjustments	—	—	—	—	—	(14,087)	(14,087)	(14,087)

Balance at June 30, 2009	48,855	$489	$1,107,984	$(1,361,411)	$870,180	$(12.994)	$604,248	$34,363

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$47,994	$60,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,052	29,753
Share-based compensation	15,342	21,713
Deferred income taxes	3,660	948
Tax effect from share-based payment arrangements	(7,297)	(1,874)
Excess tax benefits from share-based payment arrangements	(121)	(1,301)
Gain on repurchase of senior convertible notes	—	(896)
Net amortization of premium on marketable securities	601	370
Provision for doubtful accounts	499	2,867
Loss on sale of product line assets	2,993	—
Loss on sale of discontinued operations	—	6,952
Net loss (gain) on sales of property and equipment	103	(37)
Changes in operating assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	35,251	13,576
Prepaid expenses and other assets	925	2,353
Accounts payable	(864)	(3,159)
Accrued compensation and employee benefits	(624)	(12,120)
Other liabilities	(10,390)	(3,827)
Deferred revenue	7,222	(1,649)

Net cash provided by operating activities	124,346	113,843

Cash flows from investing activities:
Purchases of property and equipment	(11,283)	(17,613)
Cash proceeds from sales of property and equipment	—	1,552
Cash paid for acquisition, net of cash acquired	—	(33,336)
Cash proceeds from sale of business unit	—	14,200
Cash proceeds from sale of product line assets	1,000	—
Purchases of marketable securities	(110,723)	(153,483)
Proceeds from sales of marketable securities	—	2,008
Proceeds from maturities of marketable securities	107,495	160,085
Distribution from cost-method investees	1,300	—

Net cash used in investing activities	(12,211)	(26,587)

Cash flows from financing activities:
Repayments made on revolving line of credit	—	(132,000)
Repurchases of senior convertible notes	—	(122,808)
Proceeds from issuance of senior notes	—	275,000
Debt issuance costs	—	(1,477)
Proceeds from issuances of common stock under employee stock option and purchase plans	2,822	19,592
Dividends paid	(2,923)	(2,928)
Repurchases of common stock	—	(116,642)
Excess tax benefits from share-based payment arrangements	121	1,301

Net cash provided by (used in) financing activities	20	(79,962)

Effect of exchange rate changes on cash	(1,487)	298

Increase in cash and cash equivalents	110,668	7,592
Cash and cash equivalents, beginning of period	129,678	95,284

Cash and cash equivalents, end of period	$240,346	$102,876

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$20,910	$13,971
Cash paid for interest	$24,861	$10,513
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
Fair Isaac Corporation
     Incorporated under the laws of the State of Delaware, Fair Isaac Corporation is a provider of analytic, software and data management products and services that enable businesses to automate, improve and connect decisions. Fair Isaac Corporation (doing business under the name “FICO”) provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, healthcare organizations and government agencies.
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
Adoption of Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 in the third quarter of fiscal 2009. We have evaluated subsequent events through the time of filing these financial statements on August 6, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The additional disclosures required by this standard are included in Note 12. The adoption of FSP No. 107-1 and APB 28-1 did not affect our consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. FAS 157-4 amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The adoption of FSP No. FAS 157-4 did not affect our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 provides new criteria for determining whether an impairment of a debt security is temporary and recorded in other comprehensive income in the equity section of the balance sheet or other-than-temporary and recorded as a loss on the statement of operations. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not affect our consolidated financial statements.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157—3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 in a market that is not active. As described in Note 8, we have adopted Statement 157 and the related FASB staff positions. Consistent with the provisions of FSP 157—2, we elected to defer the adoption of SFAS 157 for non—financial assets and liabilities measured at fair value on a non—recurring basis until October 1, 2009. We are currently evaluating the impact of the full adoption of SFAS 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. On October 1, 2008 we adopted SFAS 159 but did not elect the fair value option for any additional financial assets or liabilities that we held at that date.
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of revenues	$1,704	$2,043	$5,090	$5,464
Selling, general and administrative	1,515	1,754	4,532	5,017

	$3,219	$3,797	$9,622	$10,481

     Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets. Intangible assets were $41.7 million and $52.5 million, net of accumulated amortization of $110.1 million and $101.7 million, as of June 30, 2009 and September 30, 2008, respectively.
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

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	June 30,
	2008	Additions	Payments	Reversal	2009
	(In thousands)
Facilities charges	$9,688	$3,877	$(3,467)	$(650)	$9,448
Employee separation	930	5,860	(6,348)	(376)	66

	10,618	$9,737	$(9,815)	$(1,026)	9,514

Less: current portion	(4,224)				(6,974)

Non-current	$6,394				$2,540

     During the quarter ended December 31, 2008, in connection with our reengineering program, we incurred net charges totaling $8.1 million. The charges included $5.9 million for severance costs associated with the reduction of 255 positions throughout the Company. Cash payments for substantially all the severance costs were paid during the quarter ended March 31, 2009. We also recognized charges of $2.6 million associated with vacating excess leased space located in Georgia and California. The charge represents future cash lease payments, net of estimated sublease income, which will be paid out over the next nine years. In addition, we reversed $0.4 million of accrued expenses as a result of a favorable lease termination agreement that we entered into for office space that was vacated in the prior year. During the quarter ended March 31, 2009, we recognized a $1.2 million charge due to unfavorable sublease arrangements we entered into for office space previously vacated. The charge was offset by a $0.4 million reduction in other restructuring liabilities. During the quarter ended June 30, 2009 we reversed $0.2 million of accrued expenses as a result of a favorable lease termination agreement.
4. Sale of Product Line Assets
     In June 2009, we signed definitive agreements to sell the assets associated with our LiquidCredit® for Telecom (“LCT”) and RoamEx® product lines, which were acquired through our acquisition of HNC Software Inc. in 2002. LCT and RoamEx solutions were included in our Strategy Machine segment. The LCT sale, which closed on July 3, 2009 for $3.5 million, includes a $0.5 million receivable for post-closing working capital adjustments. In addition, we have an earnout agreement that allows for payment of up to $3.0 million if the acquired business achieves certain earnings before interest, tax, depreciation and amortization goals. The primary assets sold include accounts receivable and goodwill. Included in the results of operations for the quarter was the estimated $1.5 million pre-tax loss, and a $2.1 million after-tax loss on the sale as the goodwill associated with the LCT solution product line was not deductible for income tax purposes. Revenues attributable to the LCT solutions product line were $2.5 million and $3.3 million for the quarters ended June 30, 2009 and 2008, respectively and $8.5 million and $9.3 million for the nine months ended June 30, 2009 and 2008, respectively. The RoamEx sale, which closed on June 30, 2009 for $2.7 million, includes a $1.4 million escrow balance and a $0.3 million receivable for post-closing working capital adjustments. The primary assets sold include accounts receivable and goodwill. We recognized a $1.5 million pre-tax loss, and a $1.8 million after-tax loss on the sale as the goodwill associated with the RoamEx product line was not deductible for income tax purposes. Revenues attributable to the RoamEx product line were $2.3 million and $2.5 million for the quarters ended June 30, 2009 and 2008, respectively and $6.6 million and $8.9 million for the nine months ended June 30, 2009 and 2008, respectively.
5. Discontinued Operations
     In connection with the sale of our Insurance Bill Review business in April 2008, we recorded a charge of $0.4 million, net of tax, during the quarter ended March 31, 2009, resulting from the resolution of a final working capital adjustment in favor of the purchaser.

6. Composition of Certain Financial Statement Captions

	June 30,	September 30,
	2009	2008
	(In thousands)
Property and equipment	$204,021	$203,236
Less accumulated depreciation and amortization	(165,752)	(156,876)

	$38,269	$46,360

7. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator for basic earnings per share — income from continuing operations	$18,139	$18,798	$48,357	$57,408
Interest expense on senior convertible notes, net of tax	—	1	—	3

Numerator for diluted earnings per share from continuing operations	$18,139	$18,799	$48,357	$57,411

Denominator — shares:
Basic weighted-average shares	48,835	48,521	48,707	49,111
Effect of dilutive securities	151	206	70	522

Diluted weighted-average shares	48,986	48,727	48,777	49,633

Earnings per share from continuing operations:

Basic	$0.37	$0.39	$0.99	$1.17

Diluted	$0.37	$0.38	$0.99	$1.16

     The computation of diluted EPS for the quarters ended June 30, 2009 and 2008, excludes options to purchase approximately 6,579,000 and 8,697,000 shares of common stock, respectively, and for the nine months ended June 30, 2009 and 2008, excludes options to purchase approximately 7,597,000 and 7,722,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
8. Segment Information
     We are organized into the following four reportable segments, to align with the internal management of our worldwide business operations based on product and service offerings:
•	Strategy Machine™ Solutions. These are pre-configured Decision Management applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud, collections and recovery and insurance claims management. This segment also includes our myFICO solutions for consumers.

•	Scoring Solutions. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to clients directly.

•	Professional Services. Through our professional services, we tailor our Decision Management products to our clients’ environments, and we design more effective decisioning environments for our clients. This segment includes revenues from custom engagements, business solution and technical consulting services, systems integration services, and data management services.

•	Analytic Software Tools. This segment is composed of software tools that clients can use to create their own custom Decision Management applications.

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
     The following tables summarize segment information for the quarters and nine months ended June 30, 2009 and 2008:

	Quarter Ended June 30, 2009
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$81,667	$34,569	$27,479	$12,303	$156,018
Operating expenses	(62,997)	(14,049)	(28,470)	(9,823)	(115,339)

Segment operating income (loss)	$18,670	$20,520	$(991)	$2,480	40,679

Unallocated share-based compensation expense					(4,694)
Unallocated restructuring					237
Unallocated loss on sale of product line assets					(2,993)

Operating income					33,229
Unallocated interest income					936
Unallocated interest expense					(6,086)
Unallocated other expense, net					503

Income from continuing operations before income taxes					$28,582

Depreciation and amortization	$6,407	$1,351	$1,173	$724	$9,655

	Quarter Ended June 30, 2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$94,855	$37,553	$39,132	$11,775	$183,315
Operating expenses	(80,549)	(15,838)	(37,533)	(10,344)	(144,264)

Segment operating income	$14,306	$21,715	$1,599	$1,431	39,051

Unallocated share-based compensation expense					(6,755)
Unallocated restructuring					(2,176)

Operating income					30,120
Unallocated interest income					1,707
Unallocated interest expense					(5,203)
Unallocated other income, net					1,478

Income from continuing operations before income taxes					$28,102

Depreciation and amortization	$6,435	$1,298	$1,449	$708	$9,890

	Nine Months Ended June 30, 2009
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$255,874	$99,797	$86,188	$36,954	$478,813
Operating expenses	(202,578)	(42,402)	(92,131)	(30,752)	(367,863)

Segment operating income (loss)	$53,296	$57,395	$(5,943)	$6,202	110,950

Unallocated share-based compensation expense					(15,342)

Unallocated restructuring					(8,711)
Unallocated loss on sale of product line assets					(2,993)

Operating income					83,904
Unallocated interest income					3,836
Unallocated interest expense					(19,771)
Unallocated other income, net					1,651

Income from continuing operations before income taxes					$69,620

Depreciation and amortization	$19,607	$3,789	$3,611	$2,045	$29,052

	Nine Months Ended June 30, 2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)
Revenues	$293,639	$119,556	$114,645	$38,815	$566,655
Operating expenses	(250,400)	(49,719)	(110,409)	(33,892)	(444,420)

Segment operating income	$43,239	$69,837	$4,236	$4,923	122,235

Unallocated share-based compensation expense					(21,456)
Unallocated restructuring					(7,855)

Operating income					92,924
Unallocated interest income					5,942
Unallocated interest expense					(13,461)
Unallocated other income, net					2,095

Income from continuing operations before income taxes					$87,500

Depreciation and amortization	$18,151	$4,116	$4,086	$2,047	$28,400

9. Fair Value Measurements
     As discussed in Note 1, “Adoption of Recent Accounting Pronouncements,” on October 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents and available-for-sale marketable securities. Consistent with the provisions of FSP 157—2, we elected to defer the provisions of SFAS 157 that relate to non-financial assets and non-financial liabilities that we do not recognize or disclose at fair value on a recurring basis.
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
     The following table represents financial assets that we measured at fair value on a recurring basis at June 30, 2009. We have classified these assets in accordance with the fair value hierarchy set forth in SFAS 157:

	Active Markets	Significant Other	Fair Value
	For Identical	Observable	As of
	Instruments	Inputs	June 30,
	(Level 1)	(Level 2)	2009
Assets:
Cash equivalents (1)	$173,564	$—	$173,564
Corporate debt (2)	—	2,373	2,373
U.S. government obligations (2)	—	125,466	125,466
Marketable equity securities (3)	3,371	—	3,371

Total	$176,935	$127,839	$304,774

(1)	Included in cash and cash equivalents on our balance sheet at June 30, 2009. Not included in this table are $66,782 of cash deposit balances.

(2)	Included in marketable securities (short-term and long-term) on our balance sheet at June 30, 2009.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at June 30, 2009.
     The valuation techniques used to measure the fair values of our financial assets incorporate market inputs, which include reported trades, broker/dealer quotes, benchmark yields, issuer spreads, benchmark securities and other inputs derived from or corroborated by observable market data.
10. Income Taxes
     Effective Tax Rate
     Our effective tax rate was 36.5% and 33.1% during the quarters ended June 30, 2009 and 2008, respectively, and 30.5% and 34.4% during the nine months ended June 30, 2009 and 2008, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate in the third quarter of 2009 was due to an increase in domestic earnings relative to our foreign jurisdictions and the sale of our RoamEx and LCT product lines. These product line sales included a write-off of goodwill that was not deductible for income tax purposes.
     The total unrecognized tax benefit for uncertain tax positions under FASB Interpretation No. 48 at June 30, 2009 is estimated to be approximately $29.1 million. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. We recognize interest earned as interest income in our consolidated statements of income. As of June 30, 2009, we have accrued interest of $3.7 million related to the unrecognized tax benefits.

11. Credit Agreement
     We have a $600.0 million unsecured revolving credit facility with a syndicate of banks that expires in 2011. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of June 30, 2009, we were in compliance with all covenants under this credit facility and we had $295.0 million of borrowings outstanding at an interest rate of 1.3%.
12. Senior Notes
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
     The fair value of the senior notes was determined based on quoted market prices and interest rate spreads of similar securities. The following table reflects the difference between the carrying value and fair value of the senior notes as of June 30, 2009 and September 30, 2008:

	June 30, 2009		September 30, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands)
Senior Notes	$275,000	$272,598	$275,000	$239,153
13. Derivative Instruments
     On January 1, 2009, we adopted SFAS 161 which requires expanded disclosures on derivative investments and hedging activities. We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign currency denominated accounts receivable and bank balances from the effects of volatility in foreign exchange rates that might occur prior to their conversion to their functional currency. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign currency exchange. We routinely enter into contracts to offset exposures denominated primarily in the British Pound, EURO and Japanese Yen.
     Foreign currency denominated accounts receivable and bank balances are re-measured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other income (expense), net. The forward contracts are not designated as hedges and are marked to market through Other income (expense), net. Fair value changes in the forward contracts help mitigate the changes in the value of the re-measured accounts receivable and bank balances attributable to changes in foreign currency exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.
     The following table summarizes the fair value of our derivative instruments and their location in the consolidated balance sheet:

June 30, 2009
(in thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

     The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2009:

	Contract Amount
	Foreign			Fair Value
	Currency		US $	US $
	(In thousands)
Sell foreign currency:
EURO (EUR)	EUR	6,300	$8,894	$—
Japanese Yen (YEN)	YEN	94,100	978	—
Canadian Dollar (CAD)	CAD	1,300	1,126	—

Buy foreign currency:
British Pound (GBP)	GBP	3,541	$5,870	$—
     The forward foreign currency contracts were all entered into on June 30, 2009; therefore, the fair value was $0 on that date.
     The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

Quarter ended June 30, 2009
(in thousands)	Loss on Derivative Recognized in Income
Derivatives not designated as hedging instruments	Location	Amount
Foreign currency forward contracts	Other income (expense), net	$(377)

Nine Months ended June 30, 2009
(in thousands)	Loss on Derivative Recognized in Income
Derivatives not designated as hedging instruments	Location	Amount
Foreign currency forward contracts	Other income (expense), net	$588
14. Contingencies
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
15. New Accounting Pronouncements Not Yet Adopted
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
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This FSP is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. Even though we retired our Senior Convertible Notes during fiscal 2008, this new accounting treatment still requires us to retrospectively record a significant amount of non-cash interest expense in the periods when these notes were outstanding. We are in the process of determining what effect the adoption of this FSP will have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of SFAS 167 on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162,” (“SFAS 168”) and approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We expect the implementation of SFAS 168 to have no impact on our consolidated financial statements.

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
OVERVIEW
     We are a leader in Decision Management (“DM”) solutions that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics and decision management systems power hundreds of billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, healthcare organizations, pharmaceutical companies and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.
     Most of our revenues are derived from the sale of products and services within the consumer credit, banking and insurance industries, and during the quarter ended June 30, 2009, 72% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 78% and 73% of our revenues during the quarters ended June 30, 2009 and 2008, respectively, and 77% and 73% of our revenues for the nine months ended June 30, 2009 and 2008, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements, (ii) additional or expanded business from renewals of contracts, and (iii) to a lesser extent, previous customers that have attrited and been re-sold only as a result of a significant sales effort. During the quarter ended June 30, 2009, we achieved bookings of $49.0 million, with one deal with a booking value of $3.0 million or more. In comparison, bookings in the prior year quarter ended June 30, 2008 were $64.2 million, including two deals with bookings values of $3.0 million or more.
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
     Our revenues derived from clients outside the United States have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $47.0 million and $57.7 million during the quarters ended June 30, 2009 and 2008, respectively, representing 30% and 31% of total consolidated revenues in each of these periods. International revenues totaled $149.4 million and $185.3 million during the nine months ended June 30, 2009 and 2008, respectively, representing 31% and 33% of total consolidated revenues in each of these periods. Revenues declined $4.7 million and $15.5 million for the quarter and nine-month period ended June 30, 2009, respectively, from prior-year periods, due to unfavorable currency translation. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.
Reengineering Plan
     In April 2008, we announced the details of a reengineering plan designed to grow revenues through strategic resource allocation and improve profitability through cost reduction. Key components of the plan include rationalizing the business portfolio, simplifying management hierarchy, eliminating low-priority positions, consolidating facilities and managing fixed and variable costs. Also in connection with the plan, we sold our Insurance Bill Review business unit and our LiquidCredit® Service for Telecom (“LCT”) and RoamEx product line assets, and we fully exited our Cortronics neural research product line, Fast Panel diagnostics product line and advertising services group.
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
Current Business Environment
     In 2008, the financial markets experienced significant volatility and general economic conditions deteriorated. These conditions have had a substantial impact on our customers, especially financial institutions. This has included an increased number of consolidations among our customers, a significant decline in new account acquisition activities and extension of credit by financial institutions and a general slowing of software purchases and related implementation services by our customers. These unfavorable conditions have affected our business in the quarter ended June 30, 2009 and are expected to continue to affect us during the remainder of fiscal 2009.
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
     In April 2008, we completed the sale of our Insurance Bill Review business unit for $15.7 million in cash to Mitchell International, Inc. We recorded a $7.2 million pre-tax loss, but a $3.3 million after-tax gain on the sale, as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes. Revenues from the business were $3.5 million and $22.9 million for the quarter and nine month period ended June 30, 2008, respectively. The Insurance Bill Review business unit is classified as discontinued operations in our consolidated condensed financial statements and in the following management discussion and analysis.
     In June 2009, we signed definitive agreements to sell the assets associated with our LCT and RoamEx product lines for $6.2 million in cash. We recognized a $3.0 million pre-tax loss, and a $3.9 million after-tax loss on the sale as the goodwill associated with the sale of these product lines was not deductible for income tax purposes.
Segment Information
     Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended June 30, 2009 and 2008 are set forth in Note 8 to the accompanying condensed consolidated financial statements.
RESULTS OF OPERATIONS
Revenues
     The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated.

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2009	2008	2009	2008	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$81,667	$94,855	52%	52%	$(13,188)	(14)%
Scoring Solutions	34,569	37,553	22%	21%	(2,984)	(8)%
Professional Services	27,479	39,132	18%	21%	(11,653)	(30)%
Analytic Software Tools	12,303	11,775	8%	6%	528	4%

	$156,018	$183,315	100%	100%	(27,297)	(15)%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2009	2008	2009	2008	Change	Change
	(In thousands)				(In thousands)
Strategy Machine Solutions	$255,874	$293,639	53%	52%	$(37,765)	(13)%
Scoring Solutions	99,797	119,556	21%	21%	(19,759)	(17)%
Professional Services	86,188	114,645	18%	20%	(28,457)	(25)%
Analytic Software Tools	36,954	38,815	8%	7%	(1,861)	(5)%

	$478,813	$566,655	100%	100%	(87,842)	(16)%

     Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008 Revenues
     Strategy Machine Solutions segment revenues decreased $13.2 million due to a $3.6 million decrease in revenues from our collections and recovery solutions, a $3.6 million decrease in revenues from our consumer solutions, a $3.3 million decrease in revenues from our fraud solutions, a $1.7 million decrease in revenues from our originations solutions and a $1.0 million decrease in revenues from our other strategy machine solutions.

     Overall segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. In addition, revenues declined $2.0 million due to unfavorable currency translation related to the weakening of the British Pound versus the U.S. dollar. At the product group level, the decrease in collections and recovery solutions revenues resulted from a decline in license sales as the prior year quarter included several large license sales. The decrease in consumer solutions was primarily attributed to revenues lost from Experian terminating its relationship with myFICO.com. The decrease in fraud solutions revenues was attributable primarily to decreases in volumes associated with transactional-based agreements as well as the restructuring of one large customer contract. The decrease in originations solutions revenues was due a decrease in volumes associated with transactional-based agreements.
     Scoring Solutions segment revenues decreased $3.0 million due primarily to a $2.2 million reduction in revenues derived from the credit reporting agencies, which resulted from a decline in volumes. Volumes declined as financial institutions have significantly reduced new account acquisition activities and extension of credit. Revenues were also impacted by a reduction in revenues from our services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2009.
     During the quarters ended June 30, 2009 and 2008, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 20% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues decreased $11.7 million as difficult global economic conditions have caused customers to slow down contracted services, and as a result of the weakening of the British Pound versus the U.S. dollar, which accounts for $1.7 million of the decrease. The decline in revenues also reflects the overall decline in license sales, which results in a corresponding decline in implementation services. In addition, the decline in revenues is the result of our decision to stop pursuing certain lower margin consulting service engagements.
     Analytic Software Tools segment revenues increased $0.5 million due to an increase in sales of our Blaze Advisor and Model Builder products.
     Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008 Revenues
     Strategy Machine Solutions segment revenues decreased $37.8 million due to an $11.1 million decrease in revenues from our collections and recovery solutions, a $8.7 million decrease in revenues from our fraud solutions, a $7.9 million decrease in revenues from our customer management solutions, a $3.4 million decrease in revenues from our consumer solutions, a $2.1 million decrease in revenues from our marketing solutions, a $1.8 million decrease in revenues from our originations solutions, a $1.8 million decrease in revenues from our analytics solutions, and a $1.0 million decrease in revenues from our other strategy machine solutions.
     Overall segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. In addition, revenues declined $4.6 million due to unfavorable currency translation related to the weakening of the British Pound versus the U.S. dollar. At the product group level, the decrease in collections and recovery solutions revenues resulted from a decline in license sales as the prior year quarter included several large license sales and the loss of one large customer. The decrease in fraud solutions revenues was attributable primarily to decreases in volumes associated with transactional-based agreements. The decline was partially the result of a decrease in revenues associated with our solutions for telecommunication service providers, which we determined were not strategic and thus divested in June 2009. Revenues were also adversely impacted by the restructuring of a large customer contract. The decrease in customer management solutions revenues was attributable to a decline in license sales, as the prior year period included several large license sales. In addition, there was a decline in customer management solutions’ transactional revenues. The decrease in consumer solutions was primarily attributed to revenues lost from Experian terminating its relationship with myFICO.com. The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss last year of several large customer accounts. The decrease in originations solutions revenues was attributable primarily to a decline in sales volumes associated with our LCT product, which was divested in June 2009. The decrease in analytics solutions revenues was attributable primarily to a decline in product sales.
     Scoring Solutions segment revenues decreased $19.8 million due primarily to a $15.8 million reduction in revenues derived from the credit reporting agencies, which resulted from a decline in volumes. Volumes declined as financial institutions have significantly reduced new account acquisition activities and extension of credit. Revenues were also impacted by a $3.1 million reduction in revenues from our services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2009.
     During the nine months ended June 30, 2009 and 2008, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 19% of our total revenues, including revenues from these customers that are recorded in our other segments.
     Professional Services segment revenues decreased $28.5 million as difficult global economic conditions have caused customers to slow down contracted services, and as a result of the weakening of the British Pound versus the U.S. dollar, which accounted for $5.4 million of the decrease. The decline in revenues also reflects the overall decline in license sales, which results in a corresponding decline in implementation services. In addition, the decline in revenues is the result of our decision to stop pursuing certain lower margin consulting service engagements.
     Analytic Software Tools segment revenues decreased $1.9 million due to a $5.6 million decline in sales of our Blaze Advisor®, Decision Optimizer and Model Builder products which was partially offset by $3.7 million increase from products acquired in our January 2008 acquisition of Dash Optimization Ltd.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated.

	Quarter Ended					Period-to-Period
	June 30,		Percentage of Revenues		Period-to-Period	Percentage
	2009	2008	2009	2008	Change	Change
	(In thousands)				(In thousands)
Revenues	$156,018	$183,315	100%	100%	$(27,297)	(15)%

Operating expenses:
Cost of revenues	48,160	68,709	31%	38%	(20,549)	(30)%
Research and development	18,364	18,779	12%	10%	(415)	(2)%
Selling, general and administrative	50,290	59,734	32%	33%	(9,444)	(16)%
Amortization of intangible assets	3,219	3,797	2%	2%	(578)	(15)%
Restructuring	(237)	2,176	—	1%	(2,413)	(111)%
Loss on sale of product line assets	2,993	—	2%	—	2,993	—

Total operating expenses	122,789	153,195	79%	84%	(30,406)	(20)%

Operating income	33,229	30,120	21%	16%	3,109	10%
Interest income	936	1,707	1%	1%	(771)	(45)%
Interest expense	(6,086)	(5,203)	(4)%	(3)%	(883)	17%
Other income net	503	1,478	—	1%	(975)	(66)%

Income before income taxes	28,582	28,102	18%	15%	480	2%
Provision for income taxes	10,443	9,304	6%	5%	1,139	12%

Income from continuing operations	18,139	18,798	12%	10%	(659)	(4)%
Income from discontinued operations	—	7,703	—	4%	(7,703)	(100)%

Net income	$18,139	$26,501	12%	14%	(8,362)	(32)%

Number of employees at quarter end	2,143	2,597			(454)	(17)%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
	2009	2008	2009	2008	Change	Change
	(In thousands)				(In thousands)
Revenues	$478,813	$566,655	100%	100%	$(87,842)	(16)%

Operating expenses:
Cost of revenues	160,655	208,627	33%	37%	(47,972)	(23)%
Research and development	55,409	58,910	11%	10%	(3,501)	(6)%
Selling, general and administrative	157,519	187,858	33%	33%	(30,339)	(16)%
Amortization of intangible assets	9,622	10,481	2%	2%	(859)	(8)%
Restructuring	8,711	7,855	2%	2%	856	11%
Loss on sale of product line assets	2,993	—	1%	—	2,993	—

Total operating expenses	394,909	473,731	82%	84%	(78,822)	(17)%
Operating income	83,904	92,924	18%	16%	(9,020)	(10)%
Interest income	3,836	5,942	1%	1%	(2,106)	(35)%
Interest expense	(19,771)	(13,461)	(4)%	(2)%	(6,310)	47%
Other income, net	1,651	2,095	—	—	(444)	(21)%

Income before income taxes	69,620	87,500	15%	15%	(17,880)	(20)%
Provision for income taxes	21,263	30,092	5%	5%	(8,829)	(29)%

Income from continuing operations	48,357	57,408	10%	10%	(9,051)	(16)%
Income (loss) from discontinued operations	(363)	2,766	—	1%	(3,129)	(113)%

Net income	$47,994	$60,174	10%	11%	(12,180)	(20)%

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
     Cost of revenues as a percentage of revenues was 31% for the quarter ended June 30, 2009, as compared to 38% for the quarter ended June 30, 2008. The quarter over quarter decrease of $20.5 million in cost of revenues resulted from a $12.8 million decrease in personnel and other labor-related costs, a $3.9 million decrease in facilities and infrastructure costs, a $1.8 million decrease in billable travel costs, a $1.5 million decrease in third party software and data, and a $0.5 million decrease in other costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from a reduction in cost of revenue expenses. The decrease in third party software and data costs was due to decreased sales in our consumer solutions that required data acquisition. The decrease in travel costs was from the overall reduction in professional services activities.
     The year-to-date period over period decrease of $48.0 million in cost of revenues resulted from a $31.5 million decrease in personnel and other labor-related costs, a $6.2 million decrease in facilities and infrastructure costs, a $4.8 million decrease in third party software and data, a $3.8 million decrease in billable travel costs, and a $1.7 million decrease in other costs. The overall decrease in cost of revenues for the year-to-date period was attributable to the same factors that affected the quarter over quarter comparison.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be slightly higher than those incurred during the quarter ended June 30, 2009.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.

     The quarter over quarter decrease of $0.4 million in research and development expenditures was attributable primarily to a $0.6 million decrease in personnel and related costs and a $0.2 million increase in other expenses. The decrease in personnel and related costs was driven by a reductions associated with our reengineering program.
     The year-to-date period decrease of $3.5 million in research and development expenditures was attributable primarily to a $4.6 million decrease in personnel and related costs and a $1.4 million decrease in other expenses, partially offset by a $2.5 million increase in data related expenses. The decrease in personnel and related costs was driven by staff reductions associated with our reengineering program. The increase in data expenses was due to higher costs for data that is used for product development initiatives.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2009.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter decrease of $9.4 million in selling, general and administrative expenses was attributable to a $4.9 million decrease in personnel and other labor-related costs, a $1.1 million decrease in facilities and infrastructure costs, a $1.1 million decrease in bad debt expense, a $1.0 million decrease in travel costs and a $1.3 million net decrease in other expenses. The decrease in personnel and labor-related costs related primarily to a decline in salary and benefit costs resulting from staff reductions associated with our reengineering program. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from staff reductions and exiting certain facilities. The decrease in bad debt expense is due to successful collection efforts and a decrease in revenues. The decrease in travel expenses was driven by management programs focused on reducing expenses.
     The year-to-date period over period decrease of $30.3 million in selling, general and administrative expenses was attributable to a $22.5 million decrease in personnel and other labor-related costs, a $4.1 million decrease in travel costs, a $2.3 million decrease in bad debt expense and a $1.4 million net decrease in other expenses. The decrease in personnel and labor-related costs related primarily to a decline in salary and benefit costs resulting from staff reductions associated with our reengineering program. The decline in travel expenses was driven by management programs focused on reducing expenses. The decrease in bad debt expense is due to successful collection efforts and a decrease in revenues.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2009.
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
     Restructuring
     During the quarter ended June 30, 2009, we recorded a $0.2 million expense reversal related to a lease termination.
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
     Loss on Sale of Product Line Assets
     In June 2009, we signed definitive agreements to sell the assets associated with our LCT and RoamEx product lines for $6.2 million in cash. We recognized a $3.0 million pre-tax loss, and a $3.9 million after-tax loss on the sale as the goodwill associated with the sale of these product lines was not deductible for income tax purposes.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.8 million was attributable to a decline in interest rates and investment income yields due to market conditions.
     The year-to-date period decrease in interest income of $2.1 million was attributable to a decline in interest rates and investment income yields due to market conditions.
     Interest Expense
     Interest expense recorded during the quarter ended June 30, 2009 included interest on Senior Notes that were issued in May 2008 and interest associated with borrowings under our revolving credit facility. Interest expense recorded during the quarter ended June 30, 2008 related to our Senior Convertible Notes as well as interest associated with borrowing under our revolving credit facility. We repurchased all of the outstanding Senior Convertible Notes during fiscal 2008.
     The quarter over quarter increase in interest expense of $0.9 million was the result of higher average interest rates on outstanding borrowings. The increase in the average interest rate was due to the issuance of $275.0 million of Senior Notes in May 2008, which had a weighted average interest rate of 6.8%. In the prior year, we had $267.2 million of Senior Convertible Notes outstanding that had an interest rate of 1.5%.
     The year-to-date period increase in interest expense of $6.3 million was attributable to the same factors that affected the quarter over quarter comparison.
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
     Other income, net in the quarter ended June 30, 2009, primarily consisted of $0.7 million of dividend income that we recognized in the quarter and foreign exchange currency losses of $0.4 million. In the quarter ended June 30, 2008, other income, net resulted from $0.8 million of dividend income that we recognized in the quarter and a $0.5 million gain on the redemption of $100.0 million of Senior Convertible Notes.
     Other income, net was $1.7 million for the nine months ended June 30, 2009 compared with other income, net of $2.1 million for the nine months ended June 30, 2008. The decrease in other income, net was primarily due to $0.9 million gain recognized in the nine months ended June 30, 2008 on the redemption of $123.7 million of Senior Convertible Notes partially offset by foreign exchange currency gains of $0.6 million that were recognized in the nine months ended June 30, 2009 compared to $0.3 million in the prior year period.
     Provision for Income Taxes
     Our effective tax rate was 36.5% and 33.1% during the quarters ended June 30, 2009 and 2008, respectively, and 30.5% and 34.4% during the nine months ended June 30, 2009 and 2008, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

          The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate in the third quarter of 2009 was due to an increase in domestic earnings relative to other foreign jurisdictions and the sale of our RoamEx and LCT product lines. These product line sales included a write-off of goodwill that was not deductible for income tax purposes.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended			Period-to-Period
	June 30,		Period-to-Period	Percentage
	2009	2008	Change	Change
Segment	(In thousands)
Strategy Machine Solutions	$18,670	$14,306	$4,364	31%
Scoring Solutions	20,520	21,715	(1,195)	(6)%
Professional Services	(991)	1,599	(2,590)	(162)%
Analytic Software Tools	2,480	1,431	1,049	73%

Segment operating income	40,679	39,051	1,628	4%
Unallocated share-based compensation	(4,694)	(6,755)	2,061	(31)%
Unallocated restructuring	237	(2,176)	2,413	(111)%
Unallocated loss on sale of product line assets	(2,993)	—	(2,993)	—

Operating income	$33,229	$30,120	3,109	10%

	Nine Months Ended			Period-to-Period
	June 30,		Period-to-Period	Percentage
	2009	2008	Change	Change
Segment	(In thousands)
Strategy Machine Solutions	$53,296	$43,239	$10,057	23%
Scoring Solutions	57,395	69,837	(12,442)	(18)%
Professional Services	(5,943)	4,236	(10,179)	(240)%
Analytic Software Tools	6,202	4,923	1,279	26%

Segment operating income	110,950	122,235	(11,285)	(9)%
Unallocated share-based compensation	(15,342)	(21,456)	6,114	(28)%
Unallocated restructuring	(8,711)	(7,855)	(856)	11%
Unallocated loss on sale of product line assets	(2,993)	—	(2,993)	—

Operating income	$83,904	$92,924	(9,020)	(10)%

     The quarter over quarter increase of $3.1 million in operating income was attributable to a decline in segment operating expenses, restructuring charges and share-based compensation expenses partially offset by a loss on the sale of product line assets and a decrease in segment revenues. At the segment level, the increase in segment operating income was driven by a $4.3 million increase in our Strategy Machine Solutions operating income and a $1.0 million increase in our Analytical Software Tools segment income partially offset by a $2.6 million decrease in our Professional Services segment operating income and a $1.2 million decrease in our Scoring Solutions segment operating income. The increase in Strategy Machine Solutions segment operating income was attributable to a significant decline in operating expenses, which was driven by our reengineering program. Under the reengineering program, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. The increase in Strategy Machine Solutions operating income was partially offset by a decline in revenues. Segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. In our Analytic Software Tools segment, the increase in segment operating income was due to higher segment revenues and a decline in operating expenses. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from services to the credit reporting agencies and for services that we provided directly to users in financial services partially offset by reduced operating expenses. The decrease in Professional Services segment operating results was due to the decline in revenues partially offset by reduced operating expenses. Professional Services revenues decreased as difficult global economic conditions have caused customers to slow down contracted services. The decline in revenues also reflects the overall decline in license sales, which results in a corresponding decline in implementation services. We expect the difficult business environment to continue to adversely affect Professional Services segment results, and accordingly we are aggressively managing our expenses in order to offset the revenue declines.
     The year-to-date period over period decrease of $9.0 million in operating income was attributable to a decrease in segment revenues, a loss on the sale of product line assets and an increase in restructuring charges, partially offset by a decline in segment operating expenses and share-based compensation expenses. At the segment level, the decline in segment operating income was driven by a $12.4 million decrease in our Scoring Solutions segment operating income and a $10.2 million decrease in our Professional Services segment operating income. The decline was partially offset by a $10.0 million increase in our Strategy Machine Solutions segment operating income and a $1.3 million increase in our Analytical Software Tools segment operating income. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from services to the credit reporting agencies and for services that we provided directly to users in financial services partially offset by reduced operating expenses. The decrease in Professional Services segment operating income was due to the decline in revenues partially offset by reduced operating expenses. Professional Services revenues decreased as difficult global economic conditions have caused customers to slow down contracted services. The decline in revenues also reflects the overall decline in license sales, which resulted in a corresponding decline in implementation services. We expect the difficult business environment to continue to adversely affect Professional Services segment results, and accordingly we are aggressively managing our expenses in order to offset the revenue declines. The increase in Strategy Machine Solutions segment operating income was attributable to a significant decline in operating expenses, which was driven by our reengineering program. Under the reengineering program, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. The increase in Strategy Machine Solutions operating income was partially offset by a decline in revenues. Segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. In our Analytic Software Tools segment, the increase in segment operating income was due to lower operating expenses offset by lower revenues.
     Discontinued Operations
     In March 2009, we recorded a charge of $0.4 million, net of tax, resulting from the resolution of a final working capital adjustment in favor of the purchaser of our Insurance Bill Review business unit.
     In March 2008, we entered into a definitive agreement for the sale of our Insurance Bill Review business unit. On April 30, 2008, the Company completed the sale of the business unit for $14.2 million of cash, subject to the aforementioned final working capital adjustment as defined under the agreement.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased from $113.8 million during the nine months ended June 30, 2008 to $124.3 million during the nine months ended June 30, 2009. Operating cash flows were positively impacted by a decrease in accounts receivable of $35.3 million, which resulted from the timing of cash receipts and an increase in deferred revenue. Operating cash flows were negatively impacted by a decrease in other liabilities and a decline in earnings during the nine months ended June 30, 2009.
     Cash Flows from Investing Activities
     Net cash used in investing activities totaled $12.2 million during the nine months ended June 30, 2009, compared to net cash used in investing activities of $26.6 million in the nine months ended June 30, 2008. The change in cash flows from investing activities was primarily due to $33.3 million paid for the acquisition of Dash Optimization Ltd. in January 2008, $14.2 million cash received in April 2008 from the sale of our Insurance Bill Review business unit, a $11.8 million decrease in proceeds from sales and maturities of marketable securities, net of purchases and a $6.3 million decrease in capital expenditures.
     Cash Flows from Financing Activities
     Net cash provided by financing activities totaled $20,000 during the nine months ended June 30, 2009, compared to net cash used by financing activities of $80.0 million during the nine months ended June 30, 2008. The change in cash flows from financing activities was primarily due to a $116.6 million decrease in common stock repurchased, partially offset by a $20.2 million decrease in cash proceeds from net borrowings under our revolving credit facility, senior notes and senior convertible notes and a $16.8 million decrease in proceeds from the issuance of common stock under employee stock plans.
     Repurchases of Common Stock
     From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During the nine months ended June 30, 2009, we did not repurchase any of our common stock. During the nine months ended June 30, 2008, we expended $116.6 million in connection with our repurchase of common stock under such programs.
     In November 2007, our Board of Directors approved a new common stock repurchase program that replaced a previous program. The new program allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of June 30, 2009, we had $148.2 million remaining under this authorization.
     Dividends
     During the quarter ended June 30, 2009, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Credit Agreement
     We have a $600.0 million unsecured revolving credit facility with a syndicate of banks that expires in 2011. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of June 30, 2009, we were in compliance with all covenants under this credit facility and we had $295.0 million of borrowings outstanding at an interest rate of 1.3%.
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
Capital Resources and Liquidity Outlook
     As of June 30, 2009, we had $371.6 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as borrowings available from our revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until fiscal 2012. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

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
     During the quarter ended December 31, 2008, based on a combination of factors, including the current economic environment and a decline in our operating results and market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 1, 2008 (the interim testing date). Based on our analysis, we concluded that the estimated fair value of each of our reporting units exceeded its respective carrying value as of the interim testing date, indicating the underlying goodwill of each reporting unit was not impaired. During the quarter ended June 30, 2009, we determined that no additional indicators existed which would require an update from the analysis performed during the prior quarter. However, if difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our reporting units as compared to the interim testing date levels. Such further declines in fair value may require us to record an impairment charge related to goodwill.
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
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This FSP is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. This FSP changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003. Even though we retired our Senior Convertible Notes during fiscal 2008, this new accounting treatment still requires us to retrospectively record a significant amount of non-cash interest expense in the periods when these notes were outstanding. We are in the process of determining what effect the adoption of this FSP will have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of SFAS 167 on our consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162,” (“SFAS 168”) and approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We expect the implementation of SFAS 168 to have no impact on our consolidated financial statements.
     Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
     We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2009 and September 30, 2008:

	June 30, 2009			September 30, 2008
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
	(Dollars in thousands)
Cash and cash equivalents	$240,346	$240,346	0.21%	$129,678	$129,678	2.56%
Short-term investments	75,408	75,743	1.82%	57,065	57,049	3.42%
Long-term investments	51,572	52,096	2.18%	67,274	67,397	3.55%

	$367,326	$368,185	0.82%	$254,017	$254,124	3.01%

     In May 2008, we issued $275.0 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at June 30, 2009 and September 30, 2008:

	June 30, 2009			September 30, 2008
		Carrying	Fair		Carrying	Fair
	Principal	Amount	Value	Principal	Amount	Value
(In thousands)
Senior Notes	$275,000	$275,000	$272,598	$275,000	$275,000	$239,153
     We have interest rate risk with respect to our five-year $600 million unsecured revolving credit facility. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $295.0 million of borrowings outstanding on this facility as of June 30, 2009 and September 30, 2008.
Forward Foreign Currency Contracts
     We maintain a program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances by entering into forward contracts to sell or buy foreign currency. At period end, foreign-denominated receivables and cash balances held by our U.S. reporting entities are re-measured into the U.S. dollar functional currency at current market rates. The change in value from this re-measurement is then reported as a foreign exchange gain or loss for that period in our accompanying consolidated statements of income and the resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of our forward foreign currency contracts have maturity periods of less than three months. Such derivative financial instruments are subject to market risk.
     The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2009:

	Contract Amount
	Foreign			Fair Value
	Currency		US $	US $
	(In thousands)
Sell foreign currency:
EURO (EUR)	EUR	6,300	$8,894	$—
Japanese Yen (YEN)	YEN	94,100	978	—
Canadian Dollar (CAD)	CAD	1,300	1,126	—

Buy foreign currency:
British Pound (GBP)	GBP	3,541	$5,870	$—
     The forward foreign currency contracts were all entered into on June 30, 2009; therefore, the fair value was $0 on that date.

Item 4.	Controls and Procedures
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
     On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit related in part to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We alleged in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We have been seeking injunctive relief, and compensatory and punitive damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motion to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. On July 24, 2009, the Court issued a summary judgment order, which limited the claims that will proceed to trial. The Court dismissed our antitrust claims, contract, and certain false advertising claims. The Court allowed our trademark infringement, unfair competition, and passing off claims to proceed to trial. We will continue to pursue our claims, with trial expected later this year. We expect to appeal the dismissal of our antitrust, contract, and false advertising claims following trial.

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
We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our revenues and profits. Certain of our large customers have been negatively impacted by the recent financial crisis. If these customers continue to be negatively impacted, or if the terms of these relationships otherwise change, our revenues and operating results could decline.
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
     The market price of our common stock may be volatile and could be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses are fixed and will not be affected by short-term fluctuations in revenues, short-term fluctuations in revenues may significantly impact operating results. Additional factors that may cause our stock price to fluctuate include the following:
•	variability in demand from our existing customers;

•	failure to meet the expectations of market analysts;

•	changes in recommendations by market analysts;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increases the likelihood of short-term fluctuation in revenues;

•	consumer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive and other conditions in the consumer credit, banking and insurance industries;

•	fluctuations in domestic and international economic conditions, including a continuation of the substantial disruption currently being experienced by the global financial markets;

•	our ability to complete large installations on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.
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
     Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:
•	Use of data by creditors and consumer reporting agencies. Examples in the U.S. include the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations and studies mandated by FACTA, under consideration;

•	Laws and regulations that limit the use of credit scoring models such as state “mortgage trigger” laws, state “inquiries” laws, state insurance restrictions on the use of credit based insurance scores, and the Consumer Credit Directive in the European Union.

•	Fair lending practices, such as the Equal Credit Opportunity Act (“ECOA”) and Regulation B.

•	Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”); FACTA; the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”); identity theft, file freezing, security breach notification and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act; and

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification.

•	The implementation of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 by federal regulators to manage the recent financial crisis in the United States;

•	Laws and regulations regarding export controls as they apply to FICO products delivered in non-US countries.
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
Our revenues depend, to a great extent, upon conditions in the consumer credit, banking and insurance industries. If our clients’ industries continue to experience a downturn, it will likely harm our business, financial condition or results of operations.
     During fiscal 2008, 71% of our revenues were derived from sales of products and services to the consumer credit, banking and insurance industries. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in the fall of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The recent market developments and the potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Further deterioration or a continuation of recent market conditions is likely to lead to a continued decline in the revenue we receive from financial and other institutions.
     While the rate of account growth in the U.S. bankcard industry has been slowing and many of our large institutional customers have consolidated in recent years, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As the banking industry continues to experience contraction in the number of participating institutions, we may have fewer opportunities for revenue growth due to reduced or changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry contraction could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis as formerly separate customers combine their operations under one contract. There can be no assurance that we will be able to prevent future revenue contraction or effectively promote future revenue growth in our businesses.
     While we are attempting to expand our sales of consumer credit, banking and insurance products and services into international markets, the risks are greater as these markets are also experiencing substantial disruption and we are less well-known in them.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased Under
Period	Shares Purchased (2)	Paid per Share	or Programs	the Plans or Programs
April 1, 2009 through April 30, 2009	3,568	$16.82	—	$148,161,062
May 1, 2009 through May 31 , 2009	3,416	$16.88	—	$148,161,062
June 1, 2009 through June 30, 2009	2,681	$17.06	—	$148,161,062

	9,665	$16.91	—	$148,161,062

(1)	In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 9,665 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units and non-vested shares held by employees during the quarter ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5.	Other Information
     Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

4.1
Amendment No. 1, dated as of May 21, 2009, to the Rights Agreement, dated as of August 9, 2001, by and between the Company and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2009.)

10.1
Voting Agreement, dated as of May 21, 2009, by and between the Company and Southeastern Asset Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2009.)

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

FAIR ISAAC CORPORATION
DATE: August 6, 2009	By	/s/ THOMAS A. BRADLEY
Thomas A. Bradley
Executive Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: August 6, 2009

By	/s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2009

Exhibit
Number	Description	Method of Filing

4.1	Amendment No. 1, dated as of May 21, 2009, to the Rights Agreement, dated as of August 9, 2001, by and between the Company and Mellon Investor Services LLC.	Incorporated by Reference

10.1	Voting Agreement, dated as of May 21, 2009, by and between the Company and Southeastern Asset Management, Inc.	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically