Form 10-K
period 2009-09-30
FAIR ISAAC CORP
filed 2009-11-24
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of March 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $465,131,153 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on October 31, 2009 was 48,180,993 (excluding 40,675,790 shares held by the Company as treasury stock).

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2010.

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2010.

PART I

Item 1.	Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company”, which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) provides products and services that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics, which includes the industry-standard FICO® score, and our Decision Management (“DM”) systems power hundreds of billions of customer decisions each year.

We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in 80 countries use our Decision Management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers and healthcare organizations. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.

More information about us can be found on our principal website, www.fico.com. We make our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the SEC. Information on our website is not part of this report.

PRODUCTS AND SERVICES

We help businesses automate, improve and connect decisions across the enterprise, an approach we commonly refer to as Decision Management. Most of our solutions address customer decisions, including customer targeting and acquisition, account origination, customer management, fraud management, collections and recovery. We also help businesses improve noncustomer decisions such as transaction and claims processing, and network integrity review. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

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

Comparative segment revenues, operating income and related financial information for fiscal 2009, 2008 and 2007 are set forth in Note 20 to the accompanying consolidated financial statements.

Key Products and Services by Operating Segment

In fiscal 2009, we officially adopted the brand FICO as our new corporate identity. As a result, we have changed the names of many of our products, reflected in the table below, and the discussion that follows.

Operating Segment	Key Products and Services

Strategy Machine Solutions
Marketing	FICO® Precision Marketing Manager
Originations	FICO® LiquidCredit® service FICO® Capstone® Decision Manager FICO® Capstone® Decision Accelerator
Customer Management	FICO® TRIAD® Customer Manager FICO® Transaction Scores
Fraud	FICOtm Falcon® Fraud Manager FICOtm Fraud Predictor with Merchant Profiles FICOtm Falcon® ID solution FICOtm Card Alert Service
Collections & Recovery	FICO® Debt Managertm solution FICOtm Recovery Management Systemtm solution (“RMStm) FICO® Network FICOtm PlacementsPlus® service
Insurance and Healthcare	FICOtm Insurance Fraud Manager FICOtm MIRAtm Claims Advisor for Reserving
Analytics	Predictive Analytics FICOtm Custom Decision Optimization Portfolio Analytics
Consumer	myFICO® service Score Watch® subscription
Scoring Solutions	FICO® Scores FICO® Expansion® Scores FICO® Revenue Scores FICO® Bankruptcy Scores FICO® Insurance Scores Property PredictRtm, a FICO® Insurance Score FICO® PreScore® Service
Professional Services	Business and solution consulting Marketing services Analytic services
Analytic Software Tools	FICOtm Blaze Advisor® business rules management system FICOtm Model Builder FICOtm Decision Optimizer FICOtm Xpress Optimization Suite

Our Solutions

Our solutions involve three fundamental disciplines:

•	Analytics to identify the risks and opportunities associated with individual clients, prospects and transactions, in order to detect patterns such as fraud, and to improve the design of decision logic or “strategies”;

•	Data management, profiling and text recognition that bring extensive customer information to every decision; and

•	Software such as rules management systems that implement business rules, models and decision strategies, often in a real-time environment.

All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and risks incurred in making decisions.

Strategy Machine Solutions

We develop industry-tailored Decision Management applications, categorized as Strategy Machine Solutions, which apply analytics, data management and Decision Management software to specific business challenges and processes. These include credit offer prescreening, insurance claims management and others. Our Strategy Machine Solutions primarily serve clients in the banking, insurance, healthcare, and retail sectors. Within our Strategy Machine Solutions segment our customer management solutions accounted for 10%, 9% and 8% of total revenues in fiscal 2009, 2008 and 2007, respectively, and our fraud solutions accounted for 17%, 15% and 15% of total revenues in each of these periods, respectively.

Marketing Strategy Machine Solutions

The chief Strategy Machine offering for marketing is our FICO® Precision Marketing Manager. The Precision Marketing Manager solution is a suite of products, capabilities and services designed to integrate all of the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs. The Precision Marketing Manager solution enables companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and hospitality companies) to execute more efficient and profitable customer interactions. Services offered under the Precision Marketing Manager brand name include customer data integration services; services that enable real-time marketing through direct consumer interaction channels; campaign management and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.

A number of our marketing products and services are designed for specific industries, such as retail. For example, a product for retailers is our FICO® Retail Action Manager, which determines the optimal products to recommend to consumers based on purchase propensity.

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

Our solutions include the web-based FICO® LiquidCredit® service, which is primarily focused on credit decisions and is offered largely to mid-tier banking institutions. In addition, we offer FICO® Capstone® Decision Manager, an end-user software solution for application decisioning and processing and FICO® Capstone® Decision Accelerator, a rules-based application based on our FICOtm Blaze Advisor® business rules management system. We also offer custom and consortium-based credit risk and application fraud models.

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

We provide customer management solutions for:

•	Banking. In banking, our leading account and customer management product is the FICO® TRIAD® Customer Manager. The solution is an adaptive control system, so named because it enables businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The TRIAD system is the world’s leading credit account management system. Our latest version of the TRIAD system enables users to manage risk and communications at both the account and customer level from a single platform. We also offer transaction-based neural network models (the term neural network is defined under “Technology” later in this section) called FICO® Transaction Scores, which help card issuers identify high-risk behavior more quickly and thus manage their credit card accounts more profitably. We market and sell TRIAD end-user software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc.

•	Insurance. We provide property and casualty insurers with Decision Management solutions that enable them to create, test and implement decision strategies for areas such as cross-selling, pricing, claims handling, retention, prospecting and underwriting.

Fraud Strategy Machine Solutions

Our fraud management products improve our clients’ profitability by predicting the likelihood that a given transaction or customer account is experiencing fraud. Our fraud products analyze customer transactions in real time and generate recommendations for immediate action, which is critical to stopping third-party fraud, as well as first-party fraud and deliberate misuse of account privileges. These applications can also detect some organized fraud schemes, such as skimming or organized bust-out fraud, that are too complex and well-hidden to be identified by other methods.

Our solutions are designed to detect and prevent a wide variety of fraud and risk types across multiple industries, including credit and debit payment card fraud; deposit account fraud; identity fraud; technical fraud and bad debt; healthcare fraud; Medicaid and Medicare fraud; and property and casualty insurance fraud, including workers’ compensation fraud. FICO fraud solutions protect merchants, financial institutions, insurance companies, government agencies and employers from losses and damaged customer relationships caused by fraud and related criminal behavior.

Our leading fraud detection solution is FICOtm Falcon® Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon Fraud Manager’s neural network predictive models and patented profiling technology, both further described below in the “Technology” section, examine transaction, cardholder and merchant data to detect a wide range of credit and debit card fraud quickly and accurately. Falcon Fraud Manager analyzes card transactions in real time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions.

FICOtm Fraud Predictor with Merchant Profiles is used in conjunction with Falcon Fraud Manager to improve fraud detection rates by analyzing merchant profile data. The merchant profiles include characteristics that reveal, for example, merchants that have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant.

FICOtm Falcon® ID solution enables lenders to control identity fraud across the customer lifecycle. Falcon ID solution relies on multiple sources of data and complex statistical modeling techniques to identify activity that is at high risk of stemming from identity theft. It also provides business rules management that companies can use to identify and resolve cases that appear to involve identity theft.

In addition to the Falcon products, we offer FICOtm Card Alert Service. Card Alert Service is a solution for fighting debit and ATM fraud in the U.S. The Card Alert Service identifies and reports counterfeit payment cards to issuers before the majority of them incur fraud losses. The service analyzes daily transactions across multiple financial institutions, and uses this data to pinpoint multi-card fraud and identify common points of compromise.

Collections & Recovery Strategy Machine Solutions

Our leading solutions in this area are the FICO® Debt Managertm solution and the FICOtm Recovery Management Systemtm (“RMS”) solution. The Debt Manager solution automates the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. The RMS solution is focused on the later phases of distressed debt management, including bankruptcy and agency management. Companies using the Debt Manager solution and the RMS solution in the U.S. can access partner services such as collection agencies and attorneys via the FICO® Network, which provides web-based access to and from thousands of third-party collections and recovery service providers, as well as access to multiple data sources and FICO solutions hosted in ASP mode. We also provide the FICOtm PlacementsPlus® service, an account placement optimization and management system.

Insurance and Healthcare Strategy Machine Solutions

We provide fraud and claims management solutions for different segments of the healthcare market. Our principal solutions in this area are:

•	FICOtm Insurance Fraud Manager, which uses predictive modeling to detect claims fraud, abuse and errors before payment, and identify suspicious providers as soon as aberrant behavior patterns emerge. FICO offers versions tailored to Healthcare and Workers Compensation.

•	FICOtm MIRAtm Claims Advisor for Reserving, which uses predictive models to forecast appropriate claims reserves based on individual claim data.

Analytic Strategy Machine Solutions.

We perform custom predictive, descriptive and decision modeling and related analytic projects for clients in multiple industries. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’s data and industry best practices to develop a highly customized solution. Most of this work falls under predictive analytics, decision analysis and optimization, which provide greater insight into customer preferences and future customer behavior. Within decision analysis and optimization, we apply data and proprietary algorithms to the design of customer treatment strategies.

Consumer Strategy Machine Solutions

Through our myFICO® service, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. Consumers can use the myfico.com website to purchase their FICO® scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to manage their scores. Customers can use the myFICO® service to simulate how taking specific actions would affect their FICO® score. Consumers can also purchase Equifax’s Score Watch® subscriptions, which deliver alerts via email and SMS or text messages when the user’s scores or balances change. The myFICO products and subscription offerings are available online at www.myfico.com in partnership with two major U.S. credit reporting agencies: Equifax Inc. (“Equifax”) and TransUnion

Corporation (“TransUnion”). The myFICO products and subscription offerings are also available to consumers through lenders, financial portals and numerous other partners.

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

In fiscal 2009, a substantially upgraded version of the FICO® score for U.S. lenders, the FICO® 8 score (formerly referred to as the FICO® 08 score), became available at the three major credit reporting agencies. This release includes enhancements that increase its predictive power, as well as enhancements that consider authorized user accounts (accounts where another consumer is added as a user of the primary cardholder’s account) while limiting the possibility that such accounts are used to artificially inflate scores.

Our scoring portfolio also includes the FICO® Expansion® score, which provides scores on U.S. consumers who do not have traditional FICO® scores, generally because they have too few credit accounts being reported to the credit reporting agencies. The score analyzes multiple sources of non-traditional credit data such as subscription memberships, deposit account activity and utility payment histories. The resulting scores have the same 300 — 850® score range as the traditional FICO® score.

In fiscal 2009, the FICO® Credit Capacity Indextm, which forecasts the ability of a consumer to handle additional credit, became available at Equifax.

In fiscal 2009, the FICO® Score Trend Service was released to market. This comprehensive reporting package allows lenders to drill down into industry FICO® score trends, indexed by a range of criteria such as industry, geography and time period, in order to regularly analyze their own portfolios, and improve their risk management and forecasting.

Outside of North America, we offer the FICO® score through credit reporting agencies in 11 markets worldwide, and have installed client-specific versions of the FICO® score in a further 10 countries. Like FICO® scores in North America, these scores help lenders in multiple countries leverage the FICO® score’s predictive analysis to assess the risk of prospects, applicants and borrowers. FICO® scores are in use or being implemented in 21 different countries across five continents.

In addition to the scoring noted above, we also offer marketing and bankruptcy scores known as FICO® Revenue Scores and FICO® Bankruptcy Scores through the U.S. credit reporting agencies; an application fraud, revenue and bankruptcy score available in Canada; and commercial credit scores delivered by both U.S. and U.K. credit reporting agencies, and soon to be released in Singapore.

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

We provide credit bureau scoring services and related consulting directly to users in banking through the FICO® PreScore® service for prescreening solicitation candidates.

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

The principal products offered are software tools for:

•	Rules Management. The FICOtm Blaze Advisor® business rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables businesses to more quickly develop complex decision-making applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our Decision Management applications. The Blaze Advisor system, available in six languages, is a multi-platform solution that supports Web Services and service-oriented architectures (SOA), Java 2 Enterprise Edition (J2EE) platforms, Microsoft .NET and COBOL for z/OS mainframes, and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor system is able to process and execute complex, high-volume business rules.

•	Model Development. FICOtm Model Builder enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models, which we have evolved over nearly 40 years. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICOtm Blaze Advisor® system.

•	Optimization. FICOtm Xpress Optimization Suite includes Xpress-Mosel, a powerful compiled modeling and programming language specifically designed for the rapid modeling and deployment of optimization problems; Xpress-Optimizer, sophisticated, robust optimization algorithms for solving large optimization problems; and Xpress-IVE, a complete visual development environment for Xpress-Mosel under Windows, incorporating a Mosel program editor, compiler and execution environment. The Xpress tools are licensed to end users, consultants and independent software vendors in several industries, and Xpress-Optimizer is embedded in FICOtm Decision Optimizer software. Decision Optimizer is a software tool that enables complex, large-scale optimizations involving dozens of networked action-effect models, and enables exploration and simulation of many optimized scenarios along an “efficient frontier” of options. The data-driven strategies produced by these tools can be executed by the FICOtm Blaze Advisor® system or one of our Decision Management applications.

Effective October 1, 2009, we implemented an organizational restructuring that consolidated our current operating segment structure from four segments to three. The new segments are as follows:

•	Scores. This segment will include our business-to-business Scoring Solutions, our myFICO® solutions for consumers and associated professional services.

•	Applications. This segment will include the current Strategy Machine Solutions, excluding our myFICO® solutions for consumers and associated professional services.

•	Tools. This segment will include our Analytic Software Tools and associated professional services.

The Professional Services segment, which represents delivery and integration services, will be combined with the applicable segment to which the services relate.

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

We believe that none of our competitors offers the same mix of products as we do, has the same expertise in predictive analytics and their integration with Decision Management software, and can offer the enhanced lifecycle management capabilities we offer in areas like banking. However, certain competitors may have larger shares of particular geographic or product markets.

Strategy Machine Solutions

The competition for our Strategy Machine Solutions varies by both application and industry.

In the marketing services market, we compete with Acxiom, Epsilon, Equifax, Experian, Harte-Hanks, InfoUSA, KnowledgeBase, Merkle and TargetBase, among others. We also compete with traditional advertising agencies and companies’ own internal information technology and analytics departments.

In the origination market, we compete with Experian, Equifax, and CGI, among others.

In the customer management market, we compete with Experian, among others.

In the fraud solutions market, we mainly compete with NICE Systems, ID Analytics, Experian, SAS, Retail Decisions plc, Norkom and ACI Worldwide, a division of Transaction Systems Architects, in the banking market; IBM and ViPS in the healthcare segment; and SAS, Infoglide Software Corporation, NetMap Analytics and Magnify in the property and casualty and workers’ compensation insurance market.

In the collections and recovery solutions market, we mainly compete with CGI, Experian, and various boutique firms for software and ASP servicing and in-house scoring and computer science departments, along with the three major U.S. credit reporting agencies and Experian-Scorex for scoring and optimization projects.

In the insurance and healthcare solutions market, we mainly compete with Emdeon, Ingenix, ViPS, MedStat, Detica, SAS, Verisk Analytics and IBM.

For our direct-to-consumer services that deliver credit scores, credit reports and consumer credit education services, we compete with our credit reporting agency partners and their affiliated companies, as well as with Trilegiant, InterSections and others.

Scoring Solutions

In this segment, we compete with both outside suppliers and in-house analytics and computer systems departments for scoring business. Major competitors among outside suppliers of scoring models include the three major credit reporting agencies in the U.S. and Canada, which are also our partners in offering our scoring solutions; Experian and Experian-Scorex (U.S. partner), TransUnion and TransUnion International, Equifax, VantageScore (a joint venture entity established by the major U.S. credit reporting agencies), CRIF and other credit reporting agencies outside the United States; and other data providers like LexisNexis and ChoicePoint, some of which also represent FICO partners.

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

Analytic Software Tools

Our primary competitors in this segment include IBM, SAS, SPSS (being acquired by IBM), Angoss, Computer Associates International and Pegasystems.

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail and healthcare,. End users of our products include 91 of the 100 largest financial institutions in the United States, and more than half of the largest 100 banks in the world. Our clients also include more than 400 insurers, including the top ten U.S. property and casualty insurers; more than 200 retailers and general merchandisers, including about one-third of the top 100 U.S. retailers; more than 100 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including eight of the world’s top ten pharmaceuticals companies. Nine of the top ten companies on the 2009 Fortune 500 list use FICO’s solutions.

In addition, our consumer services are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major credit reporting agencies.

In the United States, we market our products and services primarily through our own direct sales organization that is organized around vertical markets. Sales groups are based in our headquarters and in field offices strategically located both in and outside the United States. We also market our products through indirect channels, including alliance partners and other resellers.

During fiscal 2009, 2008 and 2007, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 19%, 19%, and 20% of our total revenues, respectively.

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

Revenues from international customers, including end users and resellers, amounted to 32%, 33%, and 31% of our total revenues in fiscal 2009, 2008 and 2007, respectively. See Note 20 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

In 2009, we introduced our first product releases that support our integrated technical architecture for Decision Management, which will ensure interoperability across FICO systems. Our intention is to bring greater flexibility, higher analytic performance and better decisions across the lifecycle. Building on FICO’s broad and deep experience in developing Decision Management applications, the architecture is service-oriented, designed for easy standards-based integration with our clients’ core systems and will support and deliver ever more powerful analytics that operate both within specific stages of the customer lifecycle and across them. This Decision Management architecture will contain capabilities from existing FICO products, from new and existing components and from third-party providers. We have developed the architecture’s components and are migrating our software products onto the architecture. This migration will take the form of successive product releases that also provide immediate client value through added functionality.

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

Decision Analysis and Optimization.  Decision analysis refers to the broad quantitative field that deals with modeling, analyzing and optimizing decisions made by individuals, groups and organizations. Whereas predictive models analyze multiple aspects of individual behavior to forecast future behavior, decision analysis analyzes multiple aspects of a given decision to identify the most effective action to take to reach a desired result. We have developed an integrated approach to decision analysis that incorporates the development of a decision model that mathematically maps the entire decision structure; proprietary optimization technology that identifies the most effective strategies, given both the performance objective and constraints; the development of designed testing required for active, continuous learning; and the robust extrapolation of an optimized strategy to a wider set of scenarios than historically encountered. Our optimization capabilities also include a proprietary mathematical modeling and programming language, an easy-to-use development environment, and a state-of-the-art set of optimization algorithms. These capabilities allow us to solve a large variety of optimization problems across all industries.

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

Research and Development Activities

Our research and development expenses were $73.6 million, $77.8 million, and $69.3 million in fiscal 2009, 2008 and 2007, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

We have traditionally relied primarily on the internal development of our products. Based on timing and cost considerations; however, we have acquired, and in the future may consider acquiring, technology or products from third parties.

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

We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 72 U.S. and 14 foreign patents with 146 applications pending.

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

We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 46 trademarks registered in the U.S. and select foreign countries.

PERSONNEL

As of September 30, 2009, we employed 2,086 persons worldwide. Of these, 322 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, 289 full-time employees were located in our San Rafael, California office, 305 full-time employees were located in our San Diego, California office, 315 full-time employees were located in our India-based office and 208 full-time employees were located in our United Kingdom-based offices. None of our employees is covered by a collective bargaining agreement, and no work stoppages have been experienced.

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

As we implement our DM strategy, we expect that revenues derived from our scoring solutions, account management solutions, fraud solutions, and originations, collections and recovery solutions will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

•	changes in the business analytics industry;

•	changes in technology;

•	our inability to obtain or use key data for our products;

•	saturation or contraction of market demand;

•	loss of key customers;

•	industry consolidation;

•	failure to execute our selling approach; and

•	inability to successfully sell our products in new vertical markets.

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

Most of our customers are relatively large enterprises, such as banks, credit card processors, insurance companies, healthcare firms and retailers. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.

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

We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. We are also currently involved in litigation with TransUnion and Experian arising from their development and marketing of credit scoring products competitive with our products. We have asserted various claims, including unfair competition, antitrust, and breach of contract against these credit reporting agencies and their collective joint venture entity, VantageScore, LLC. This litigation could have a material adverse effect on our relationship with one or more of the major credit reporting agencies, or with major customers.

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

Most of our products rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scoring Solutions segment relies on, among others, TransUnion, Equifax and Experian. Failure of our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future either by developing competitive products themselves or by distributing competitive offerings. For example, TransUnion, Equifax and Experian have developed a credit scoring product to compete directly with our products and are collectively attempting to sell the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.

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

Our reengineering initiative may not be successful which could cause our growth prospects and profitability to suffer.

As part of our management approach, we implement reengineering initiatives designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. Periodically, implementation of our reengineering initiative may reduce our revenues as a result of our exit from non-strategic product lines. Our reengineering initiative may not be successful as a result of our failure to reduce expenses at the anticipated level, our inability to exit all non-strategic product lines included in the initiative, or a lower, or no, positive impact on revenues from strategic resource allocation. If our reengineering initiative is not successful, our revenues, results of operations and business may suffer.

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

Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, the fair value of our businesses has declined. If difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our businesses from fiscal 2009 year-end levels. Such further declines in fair value may require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.

Our products have long and variable sales cycles. If we do not accurately predict these cycles, we may not forecast our financial results accurately, and our stock price could be adversely affected.

We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our selling approach is complex because it emphasizes the sale of complete DM solutions involving multiple products or services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our sales approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Since our DM strategy contemplates the sale of multiple decision solutions to a customer, expenditures by any given customer are expected to be larger than with our prior sales approach. This may cause customers, particularly those experiencing financial stress, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.

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

Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:

•	Use of data by creditors and consumer reporting agencies. Examples in the U.S. include the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations and studies mandated by FACTA, under consideration;

•	Laws and regulations that limit the use of credit scoring models such as state “mortgage trigger” laws, state “inquiries” laws, state insurance restrictions on the use of credit based insurance scores, and the Consumer Credit Directive in the European Union.

•	Fair lending laws, such as the Truth In Lending Act (“TILA”) and Regulation Z, and the Equal Credit Opportunity Act (“ECOA”) and Regulation B.

•	Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”); FACTA; the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”); identity theft, file freezing, security breach notification and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, advertising, endorsements and testimonials and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act; and

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification.

•	The implementation of the Emergency Economic Stabilization Act of 2008 by federal regulators to manage the financial crisis in the United States;

•	Laws and regulations regarding export controls as they apply to FICO products delivered in non-US countries.

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

During fiscal 2009, 76% of our revenues were derived from sales of products and services to the consumer credit, banking and insurance industries. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in the fall of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The recent market developments and the potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Further deterioration or a continuation of recent market conditions is likely to lead to a continued decline in the revenue we receive from financial and other institutions.

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

A growing portion of our revenues is derived from international sales. During fiscal 2009, 32% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Our leased properties include:

•	approximately 243,000 square feet of office, data center, and data processing space in Arden Hills and Minneapolis, Minnesota, in six buildings under leases expiring in 2011 or later; 33,000 square feet of this space is subleased to a third party;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring 2020;

•	approximately 130,000 square feet of office space in San Diego, California in one building under a lease expiring in 2010; 26,000 square feet of this space is subleased to two third parties; and

•	an aggregate of approximately 340,000 square feet of office and data center space in; Annandale, VA; Bangalore, India; Beijing, China; Birmingham, United Kingdom; Boston, MA; Chicago, IL; Englewood Cliffs, NJ; Hong Kong, China; Gauteng, Malaysia; Irvine, CA; Leamington Spa, United Kingdom; London, United Kingdom; Madrid, Spain; Melbourne, Australia; New Castle, DE; New York, NY; Norcross, GA; San Jose, CA; Sao Paulo, Brazil; Seoul, Korea; Shanghai, China; Singapore, Singapore; Sydney, Australia; Tokyo, Japan; Toronto, Canada; Westminster, CO; and White Marsh, MD; 64,000 square feet of this space is subleased to third parties.

See Note 21 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3.	Legal Proceedings

On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit related in part to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We alleged in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We have been seeking injunctive relief, and compensatory and punitive damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motion to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. On July 24, 2009, the Court issued a summary judgment order, which limited the claims that will proceed to trial. The Court dismissed our antitrust claims, contract, and certain false advertising claims. The Court allowed our trademark infringement, unfair competition, and passing off claims to proceed to trial. After a three-week trial on these claims, the jury ruled in the defendants’ favor on November 20, 2009. We will file post-trial motions to address certain issues in the trial, and should the jury verdict stand, we plan to appeal. We also expect to appeal the dismissal of our antitrust, contract, and false advertising claims.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers are as follows:

Name	Positions Held	Age

Mark N. Greene	February 2007-present, Chief Executive Officer and member of the Board of Directors of the Company. 1995-2007, various leadership positions at IBM Corporation including Vice President, Financial Services-Sales and Distribution, General Manager, Global Banking Industry-Sales and Distribution, Vice President, Financial Services Strategy and Solutions-Sales and Distribution, Vice President, SecureWay-Software Group, and Vice President, Electronic Commerce-Software Group. 1989-1994 -Various leadership positions at Technology Solutions Company, Berkeley Investment Technologies and Citicorp. 1982-1988, various positions at the Federal Reserve Board.	55

Thomas A. Bradley	April 2009-present, Executive Vice Present and Chief Financial Officer of the Company. 2004-2009, various leadership positions including Head of North American Operations for Zurich Financial Services (USA) and President and Chief Executive Officer, Zurich Direct Underwriters. 1998-2004, various leadership positions at St. Paul Companies, Inc. including Executive Vice President and Chief Financial Officer. 1984-1993, various leadership positions at Maryland Casualty Company/Zurich RE including Vice President and Chief Financial Officer, Commercial Division. 1980-1984, various positions at Ernst & Young, LLP.	52

Deborah Kerr	February 2009-present, Executive Vice Present, Chief Product and Technology Officer of the Company. 2005-2009, various leadership positions at Hewlett Packard Company including Chief Technology Officer — EDS and Vice President, BTO Products. 1998-2005, various positions at Peregrine Systems, Inc. including Senior Vice President, Product Delivery. 1988-1998, various leadership positions at NASA including Mission Operations Manager at NASA/Jet Propulsion Laboratory.	37

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	40

Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	42

Andrew N. Jennings	October 2007-present, Senior Vice President, Chief Research Officer of the Company. May 2007-September 2007, Vice President, Analytic Research and Development of the Company. May 2006-May 2007, Vice President, EDM Applications of the Company. October 1994-May 2006, various senior management positions of the Company including Vice President of International Operations, Vice President European Operations, Vice President Analytic, Customer Management and Collections Business units. 1991-1994, Head of Credit Risk Management, Abbey National plc. 1987-1991, Head of Credit Risk, Barclaycard, Barclays Bank plc. 1980-1987, Lecturer Economic and Econometrics University of Nottingham.	54

Michael J. Pung	August 2004-present, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	46

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at September 30, 2009, we had 541 shareholders of record of our common stock.

The following table shows the high and low closing prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low

Fiscal 2008
October 1-December 31, 2007	$39.98	$32.15
January 1-March 31, 2008	$31.44	$20.83
April 1-June 30, 2008	$26.70	$20.31
July 1-September 30, 2008	$26.67	$19.08
Fiscal 2009
October 1-December 31, 2008	$22.57	$10.94
January 1-March 31, 2009	$17.25	$9.90
April 1-June 30, 2009	$18.37	$14.15
July 1-September 30, 2009	$24.22	$13.88

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each quarter of fiscal 2009, 2008 and 2007. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities (1)

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as	Shares that
	Number of	Average	Part of Publicly	may yet be
	Shares	Price	Announced	Purchased
	Purchased	Paid Per	Plans or	Under the Plans or
Period	(2)	Share	Programs	Programs

July 1, 2009 through July 31, 2009	29,559	$15.33	—	$148,161,062
August 1, 2009 through August 31, 2009	831,500	$22.25	831,500	$129,661,314
September 1, 2009 through September 30, 2009	1,356	$22.57	—	$129,661,314

	862,415		831,500	$129,661,314

(1)	In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 30,915 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2009.

Performance Graph

The follow graph shows the total stockholder return of an investment of $100 in cash on September 30, 2004, in (a) the Company’s Common Stock (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FICO, The S&P 500 Index
And The S&P Application Software Index

*	$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The Company is listed on the New York Stock Exchange (“NYSE”). As an NYSE-listed company, our Chief Executive Officer must certify annually that he is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of that certification. The most recent Chief Executive Officer’s certification was filed with the NYSE on February 25, 2009.

Item 6.	Selected Financial Data

We acquired RulesPower, Inc. (“RulesPower”) in September 2005 and Dash Optimization (“Dash”) in January 2008. Results of operations from the acquisitions are included prospectively from the date of each acquisition. As a result of these acquisitions, the comparability of the data below is impacted.

In April 2008, we completed the sale of our Insurance Bill Review business unit. We accounted for this business unit as a discontinued operation and, accordingly, we have reclassified the selected financial data for all periods presented.

	Fiscal Years Ended September 30,
	2009(1)(2)(3)	2008(1)(2)	2007(1)(2)(3)	2006(1)(2)	2005
	(In thousands, except per share data)

Revenues	$630,735	$744,842	$784,188	$782,995	$748,509
Operating income	116,747	122,283	160,327	154,400	195,018
Income from continuing operations	65,465	81,186	111,851	104,505	135,767
Income (loss) from discontinued operations	(363)	2,766	(7,201)	(1,019)	(1,219)
Net income	65,102	83,952	104,650	103,486	134,548
Basic earnings (loss) per share:
Continuing operations	$1.35	$1.66	$2.00	$1.64	$2.04
Discontinued operations	(0.01)	0.06	(0.13)	(0.01)	(0.02)

Total	$1.34	$1.72	$1.87	$1.63	$2.02

Diluted earnings (loss) per share:
Continuing operations	$1.34	$1.64	$1.94	$1.60	$1.88
Discontinued operations	(0.01)	0.06	(0.12)	(0.01)	(0.02)

Total	$1.33	$1.70	$1.82	$1.59	$1.86

Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands)

Working capital (deficit)	$327,970	$229,071	$(103,173)	$(123,719)	$274,523
Total assets	1,303,888	1,275,253	1,275,771	1,321,205	1,351,061
Senior convertible notes	—	—	390,963	400,000	400,000
Senior Notes	275,000	275,000	—	—	—
Revolving line of credit	295,000	295,000	170,000	—	—
Stockholders’ equity	600,269	561,941	566,314	770,028	805,094

(1)	Results of operations for fiscal years 2009, 2008, 2007 and 2006 include pre-tax share-based compensation expense from continuing operations of $19.9 million, $27.7 million, $35.5 million and $41.1 million respectively, after our adoption of accounting guidance effective on October 1, 2005 related to share-based compensation.

(2)	Results of operations for fiscal years 2009, 2008, 2007 and 2006 include pre-tax charges of $8.7 million, $10.2 million, $2.5 million and $19.5 million, respectively, in restructuring expenses.

(3)	Results of operations for fiscal year 2009 and 2007 include a $3.0 million pre-tax loss and a $1.5 million pre-tax gain on the sale of product line assets, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leader in Decision Management (“DM”) solutions that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics, which include the industry standard FICO® score, and our Decision Management systems power billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, healthcare organizations, pharmaceutical companies and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.

Most of our revenues are derived from the sale of products and services within the consumer credit, banking and insurance industries, and during the year ended September 30, 2009, 76% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 76% of our revenues during fiscal 2009 were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms, non-recurring professional service arrangements and gain-share arrangements where revenue is derived based on percentages of client revenue growth or cost reductions attributable to our products.

One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements; (ii) additional or expanded business from renewals of contracts; and (iii) to a lesser extent, previous customers that have attrited and been resold only as a result of a significant sales effort. In the fourth quarter of fiscal 2009, we achieved bookings of $85.9 million, including five deals with bookings values of $3.0 million or more. In comparison, bookings in the fourth quarter of fiscal 2008 were $71.2 million, including two deals with bookings values of $3.0 million or more.

Management regards the volume of bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Item 1A “Risk Factors”, concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed noncancelable terms, some of our contracts are terminable by the client on short notice. Accordingly, we do not believe it is appropriate to characterize all of our bookings as backlog that will generate future revenue.

Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $199.8 million, $246.3 million, and $240.5 million in fiscal 2009, 2008 and 2007, respectively, representing 32%, 33%, and 31% of total consolidated revenues in each of these years. Revenues declined $18.3 million for the year ended September 30, 2009, from the prior fiscal year, due to unfavorable currency translation. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.

Reengineering Initiative

In April 2008, we announced the details of an ongoing reengineering initiative designed to grow revenues through strategic resource allocation and improve profitability through cost reduction. Key components of the initiative included rationalizing the business portfolio, simplifying management hierarchy, eliminating low-priority positions, consolidating facilities and managing fixed and variable costs. Also in connection with the initiative, we sold our Insurance Bill Review business unit and our LiquidCredit® Service for Telecom (“LCT”) and RoamEx® product line assets, and we fully exited our Cortronics neural research product line, Fast Panel diagnostics product line and advertising services group.

In January of 2009, we completed additional actions under our reengineering initiative. The additional actions were aimed at reducing costs through headcount reductions and facility consolidations. With respect to headcount reductions, we identified and eliminated 255 positions throughout the Company for an expected annual cost savings of approximately $30 million. In addition, we incurred charges of $2.6 million related to the exit of certain leases and a $1.2 million charge due to unfavorable sublease arrangements we entered into for office space previously vacated.

Current Business Environment

Throughout fiscal 2009, financial markets continued to experience significant volatility and general economic conditions remained unstable. These conditions have had a substantial impact on our customers, especially financial institutions. This has included continued consolidations among our customers, a significant decline in new account acquisition activities and extension of credit by financial institutions and a general slowing of software purchases and related implementation services by our customers. These unfavorable conditions have affected our business in 2009 and are expected to continue to affect us through most of fiscal 2010.

Our annual impairment testing of goodwill indicated that all of our reporting segment’s fair values exceeded their respective recorded values. Worsening economic conditions have negatively impacted the estimates used in our July 1, 2009 annual goodwill impairment testing, and in particular, for our Strategy Machine Solutions segment, which has $501.9 million in goodwill. If difficult market and economic conditions continue and cause revenues to decline more quickly than we can reduce costs, our margins will decrease and we may experience a further decline in the fair value of our reporting units. Such further declines in fair value may require us to record an impairment charge related to goodwill.

As a result of this difficult business environment, we will continue to aggressively manage our expenses in an effort to maintain solid earnings and cash flows. We also plan to continue to invest in our Decision Management solutions as well as our core business operations.

Acquisition and Divestiture Activity

In June 2009, we signed definitive agreements to sell the assets associated with our LiquidCredit® for Telecom (“LCT”) and RoamEx product lines for $6.2 million in cash. We recognized a combined $3.0 million pre-tax loss, and a $3.9 million after-tax loss on the sales, as the goodwill associated with the sale of these product lines was not deductible for income tax purposes. LCT and RoamEx solutions were included in our Strategy Machine segment. Revenues attributable to the LCT and RoamEx product lines were $15.7 million, $24.9 million and $28.6 million during fiscal 2009, 2008 and 2007 respectively. The earnings contribution from the LCT and RoamEx product lines were not significant to our fiscal 2009, 2008 and 2007 results of operations.

In January 2008, we acquired Dash Optimization Ltd., a leading provider of decision modeling and optimization software, for an aggregate purchase price of $34.1 million in cash. Results of operations from this acquisition are included in our results prospectively from the date of acquisition.

In April 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash. We recorded a $6.9 million pre-tax loss, but a $3.4 million after-tax gain on the sale as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes. During fiscal 2009, we recorded an additional $0.4 million working capital adjustment in favor of the purchaser. Revenues from the business were $22.9 million and $38.0 million in fiscal 2008 and 2007, respectively. After-tax losses were $0.7 million and $7.2 in fiscal 2008 and 2007, respectively. The Insurance Bill Review business unit is classified as discontinued operations in our consolidated financial statements and in the following management discussion and analysis.

In March 2007, we sold the assets and products associated with our mortgage banking solutions product line, which was included in the Strategy Machines Solutions segment, for $15.8 million in cash. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the product line that was not deductible for income tax purposes. For fiscal 2007 we recorded revenues from the mortgage banking solutions product line of $7.7 million. The earnings contribution from the mortgage banking solutions product line was not significant to our fiscal 2007 results of operations.

Segment Information

Our reportable segments are: Strategy Machine Solutions, Scoring Solutions, Professional Services and Analytic Software Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2009, 2008 and 2007 are set forth in Note 20 to the accompanying consolidated financial statements. During the first quarter of 2010, we consolidated our operating segment structure from four segments to three in order to better align the segments with how management evaluates the business.

RESULTS OF OPERATIONS

Continuing Operations

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated.

				Period-to-Period
				Change
	Revenues			2009	2008
	Fiscal Year			to	to
Segment	2009	2008	2007	2008	2007
	(In thousands)			(In thousands)

Strategy Machine Solutions	$338,753	$388,108	$404,881	$(49,355)	$(16,773)
Scoring Solutions	131,621	156,816	180,444	(25,195)	(23,628)
Professional Services	111,174	147,864	147,430	(36,690)	434
Analytical Software Tools	49,187	52,054	51,433	(2,867)	621

Total Revenues	$630,735	$744,842	$784,188	(114,107)	(39,346)

				Period-to-Period
				Percentage Change
	Percentage of Revenues			2009	2008
	Fiscal Year			to	to
Segment	2009	2008	2007	2008	2007

Strategy Machine Solutions	53%	52%	51%	(13)%	(4)%
Scoring Solutions	21	21	23	(16)%	(13)%
Professional Services	18	20	19	(25)%	—
Analytical Software Tools	8	7	7	(6)%	—

Total Revenues	100%	100%	100%	(15)%	(5)%

Fiscal 2009 Revenues Compared to Fiscal 2008 Revenues

Strategy Machine Solutions segment revenues decreased $49.4 million due to a $12.0 million decrease in revenues from our collections and recovery solutions, a $10.3 million decrease in revenues from our customer management solutions, a $9.7 million decrease in revenues from our fraud solutions, a $7.0 million decrease in revenues from our consumer solutions, a $6.1 million decrease in revenues from our originations solutions and a $4.3 million decrease in revenues from our other strategy machine solutions.

Overall segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects. In addition, revenues declined $5.8 million due to unfavorable currency translation related to the weakening of the British Pound versus the U.S. dollar. At the product group level, the decrease in collections and recovery solutions revenues resulted from a decline in license sales as the prior year quarter included several large license sales, the loss of one large customer and decreases in volumes associated with transactional-based agreements. The decrease in customer management solutions revenues was attributable to a decline in license sales, as the prior year period included several large license sales. In addition, there was a decline in transactional revenues. The decrease in fraud solutions revenues was attributable primarily to decreases in volumes associated with transactional-based agreements. The decline was also due to the June 2009 divestiture of our RoamEx product line. Revenues were also adversely impacted by the restructuring of a large customer contract. The decrease in consumer solutions was primarily attributed to revenues lost from Experian terminating its relationship with myFICO.com. The decrease in originations solutions revenues was attributable primarily to a decline in sales volumes associated with our LCT product, which was divested in June 2009.

Scoring Solutions segment revenues decreased $25.2 million due primarily to a $20.3 million reduction in revenues derived from the credit reporting agencies, which resulted from a decline in volumes. Volumes declined as financial institutions have significantly reduced new account acquisition activities and extension of credit. Revenues were also impacted by a $4.4 million reduction in revenues from our services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2010.

During fiscal 2009 and 2008, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 19% of our total revenues, including revenues from these customers that are recorded in our other segments.

Professional Services segment revenues decreased $36.7 million as difficult global economic conditions have caused customers to slow down contracted services, and as a result of the weakening of the British pound versus the U.S. dollar, which accounted for $6.4 million of the decrease. The decline in revenues also reflects the overall decline in license sales, which results in a corresponding decline in implementation services. In addition, the decline in revenues is the result of our decision to stop pursuing certain lower margin consulting service engagements.

Analytic Software Tools segment revenues decreased $2.9 million due to a $6.5 million decline in sales of our Blaze Advisor®, Decision Optimizer and Model Builder products which was partially offset by $3.6 million increase from products acquired in our January 2008 acquisition of Dash Optimization Ltd.

Fiscal 2008 Revenues Compared to Fiscal 2007 Revenues

Strategy Machine Solutions segment revenues decreased $16.8 million due partially to the sale of our mortgage banking solutions product line in 2007, which caused a $7.1 million decline in segment revenues. In addition, segment revenues declined due to a $6.5 million decrease in revenues from our marketing solutions, a $5.3 million decrease in revenues from our fraud solutions, a $4.4 million decrease in revenues from our analytic solutions and a $1.7 million decrease in revenues from our other strategy machine solutions. The revenue decrease was partially offset by a $4.7 million increase in revenues from our customer management solutions and a $3.5 million increase in revenues from our consumer solutions.

The decrease in marketing solutions revenues was attributable primarily to a decline in sales volumes resulting from the loss of a large customer in 2007 and pricing pressures. The decrease in fraud solutions revenues was attributable primarily to a large license sale that occurred in 2007 and a decline in volumes associated with transactional-based agreements. In addition, we experienced a delay in a product upgrade, which impacted 2008 bookings and revenues. The decline in analytic solutions resulted from a decline in license sales. The increase in customer management solutions revenues was due to the sale of several large licenses in 2008 and increased maintenance revenues from an increase in our installed base. The increase in consumer solutions revenues was attributable to increases in revenues derived from myFICO.com as a result of increased volumes. The higher volumes were driven by increased demand by consumers to access and monitor their credit scores.

Scoring Solutions segment revenues decreased $23.6 million due to a $13.2 million reduction in revenues derived from the credit reporting agencies, which resulted from a decline in prescreen volumes. Volumes declined as financial institutions significantly reduced new account acquisition activities and extension of credit during 2008. Revenues were also impacted by a $9.0 million reduction in revenues from our services sold directly to users, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers.

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

Operating Expenses and Other Income (Expense)

The following tables set forth certain summary information related to our statements of income for the fiscal years indicated.

				Period-to-Period		Period-to-Period
				Change		Percentage Change
	Revenues			2009	2008	2009	2008
	Fiscal Year			to	to	to	to
	2009	2008	2007	2008	2007	2008	2007
	(In thousands, except employees)			(In thousands, except employees)

Revenues	$630,735	$744,842	$784,188	$(114,107)	$(39,346)	(15)%	(5)%

Operating expenses:
Cost of revenues	206,448	274,917	259,450	(68,469)	15,467	(25)%	6%
Research and development	73,626	77,794	69,322	(4,168)	8,472	(5)%	12%
Selling, general, and administrative	209,319	245,639	273,705	(36,320)	(28,066)	(15)%	(10)%
Amortization of intangible assets	12,891	14,043	20,470	(1,152)	(6,427)	(8)%	(31)%
Restructuring	8,711	10,166	2,455	(1,455)	7,711	(14)%	—
(Gain) loss on sale of product line assets	2,993	—	(1,541)	2,993	1,541	—	—

Total operating expenses	513,988	622,559	623,861	(108,571)	(1,302)	(17)%	—

Operating income	116,747	122,283	160,327	(5,536)	(38,044)	(5)%	(24)%
Interest income	4,717	8,802	13,527	(4,085)	(4,725)	(46)%	(35)%
Interest expense	(25,481)	(20,335)	(12,766)	(5,146)	(7,569)	25%	59%
Other income, net	1,587	2,245	427	(658)	1,818	(29)%	—

Income from continuing operations before income taxes	97,570	112,995	161,515	(15,425)	(48,520)	(14)%	(30)%
Provision for income taxes	32,105	31,809	49,664	296	(17,855)	1%	(36)%

Income from continuing operations	65,465	81,186	111,851	(15,721)	(30,665)	(19)%	(27)%
Income (loss) from discontinued operations	(363)	2,766	(7,201)	(3,129)	9,967	—	—

Net income	$65,102	$83,952	$104,650	(18,850)	(20,698)	(22)%	(20)%

Number of employees at fiscal year-end	2,086	2,480	2,824	(394)	(344)

	Fiscal Year
	2009	2008	2007

Revenues	100%	100%	100%

Operating expenses:
Cost of revenues	33%	37%	33%
Research and development	12%	11%	9%
Selling, general, and administrative	33%	33%	35%
Amortization of intangible assets	2%	2%	3%
Restructuring	1%	1%	—
(Gain) loss on sale of product line assets	—	—	—

Total operating expenses	81%	84%	80%

Operating income	19%	16%	20%
Interest income	1%	1%	2%
Interest expense	(5)%	(2)%	(1)%
Other income, net	—	—	—

Income from continuing operations before income taxes	15%	15%	21%
Provision for income taxes	5%	4%	7%

Income from continuing operations	10%	11%	14%
Income (loss) from discontinued operations	—	—	(1)%

Net income	10%	11%	13%

Cost of Revenues

Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; costs of computer service bureaus; internal network hosting costs; amounts payable to credit reporting agencies for scores; software costs; and expenses related to our consumer score services through myFICO.com.

Cost of revenues as a percentage of revenues was 33% in fiscal 2009, as compared to 37% for fiscal 2008. The decrease was driven by a decline in costs associated with lower margin professional services projects and myFICO consumer data costs. The decrease of $68.5 million resulted from a $43.6 million decrease in personnel and other labor-related costs, a $9.8 million decrease in facilities and infrastructure costs, an $8.2 million decrease in third party software and data, a $4.9 million decrease in billable travel costs, and a $2.0 million decrease in other costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from staff reductions and exiting certain facilities. The decrease in third party software and data costs was due to decreased sales in our consumer solutions that required data acquisition. The decrease in travel costs was from the overall reduction in professional services activities.

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

In fiscal 2010, we expect that cost of revenues as a percentage of revenues will be slightly less than the cost of revenues incurred during fiscal 2009.

Research and Development

Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of Strategy Machine Solutions and Analytic Software Tools.

The fiscal 2009 over 2008 decrease of $4.2 million in research and development expenditures was attributable primarily to a decrease of $5.2 million in personnel and $1.5 million in other expenses, partially offset by a $2.5 million increase in data related expenses. The decrease in personnel and related costs was driven by reductions associated with our reengineering program. The increase in data expenses was due to higher costs for data that is used for product development initiatives.

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

In fiscal 2010, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during fiscal 2009 as we continue to invest in our Decision Management solutions.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

The fiscal 2009 over 2008 decrease of $36.3 million in selling, general and administrative expenses was attributable to a decrease of $23.6 million in personnel and other labor-related costs, a $4.4 million decrease in professional fees, a $4.4 million decrease in travel costs, a $2.9 million decrease in bad debt expense, a $1.8 million decrease in facilities and infrastructure costs, partially offset by a $0.8 million increase in other expenses. The decrease in personnel and labor-related costs related primarily to a decrease in salary and benefits costs resulting from staff reductions associated with our reengineering program. The decrease in professional fees is primarily due to decreased legal expenses. The decrease in travel expenses was due to management programs focused on reducing expenses. The decrease in bad debt expense is due to successful collection efforts and a decrease in revenues. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from staff reductions and exiting certain facilities.

The fiscal 2008 over 2007 decrease of $28.1 million in selling, general and administrative expenses was attributable to a $24.6 million decrease in personnel and other labor-related costs, a $3.6 million decrease in facilities and infrastructure costs, a $2.0 million decrease in travel costs and a $0.9 million net decrease in other costs. The decrease in selling, general and administrative expenses was partially offset by a $3.0 million increase in legal fees. The decrease in personnel and labor-related costs related primarily to lower sales commissions which resulted from the decline in revenues, lower incentive and share-based compensation expense and a decline in salary and benefit costs resulting from staff reductions. The decline in share-based compensation was due to an overall decline in share-based grants and the impact of forfeitures. The decline in travel costs was driven by management programs focused on reducing discretionary expenses. The increase in legal fees was primarily due to litigation costs associated with the VantageScore litigation.

In fiscal 2010, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with, or slightly higher than, those incurred during fiscal 2009.

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

The fiscal 2009 over 2008 decline of $1.2 million in amortization expense was attributable mainly to certain intangible assets associated with our London Bridge acquisition becoming fully amortized.

The fiscal 2008 over 2007 decline of $6.4 million in amortization expense was attributable to certain intangible assets associated with our fiscal 2002 acquisition of HNC Software Inc. becoming fully amortized during fiscal 2007. The decline was partially offset by amortization recorded in connection with intangible assets acquired in our purchase of Dash Optimization, Ltd.

In fiscal 2010, we expect amortization expense will be slightly lower than the amortization expense incurred in 2009 due to certain intangible assets related to our London Bridge acquisition that will become fully amortized within fiscal 2010.

Restructuring

The following table sets forth certain summary information on restructuring expenses:

	Fiscal Year
	2009	2008	2007
	(In thousands)

Severance costs	$5,860	$7,353	$1,012
Lease exit costs and other adjustments	2,851	2,813	1,443

Total restructuring expense	$8,711	$10,166	$2,455

In fiscal 2009, we incurred restructuring charges of $8.7 million. The charges include $5.9 million for severance costs associated with the reduction of 255 positions throughout the Company, which were paid in fiscal 2009. We also recognized a $2.9 million, net charge associated with lease exit activities and a reversal of accrued expenses as a result of favorable adjustments.

In fiscal 2008, we eliminated 280 positions across the company and incurred charges of $7.4 million for severance costs. Cash payments for the majority of the severance costs were paid in fiscal 2008. We also recognized charges of $2.8 million associated with lease exit activities.

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

Gain (Loss) on Sale of Product Line Assets

In June 2009, we signed definitive agreements to sell the assets associated with our LCT and RoamEx product lines for $6.2 million in cash. We recognized a $3.0 million pre-tax loss, and a $3.9 million after-tax loss on the sales, as the goodwill associated with the sale of these product lines was not deductible for income tax purposes.

In March 2007, we completed the sale of the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. We recognized a $1.5 million pre-tax gain on the sale.

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements.

The fiscal 2009 over 2008 decrease of $4.1 million in interest income was attributable to a decline in interest rates and investment income yields due to market conditions, partially offset by an increase in average cash and investment balances.

The fiscal 2008 over 2007 decrease of $4.7 million in interest income was attributable to lower average cash and investment balances and a decline in interest rates and investment income yields due to market conditions. The decrease in average cash and investment balances resulted principally from cash used to repurchase common stock.

Interest Expense

In fiscal 2009, interest expense included interest on the Senior Notes issued in May 2008 and borrowings under our revolving credit facility. In fiscal 2008, interest expense included interest on our Senior Notes; interest related to our 1.5% Senior Convertible Notes and interest associated with borrowings under our revolving credit facility. All of our Senior Convertible Notes were repurchased during 2008. In fiscal 2007, interest expense included interest related to our Senior Convertible Notes and revolving credit facility.

The increase in interest expense of $5.1 million in fiscal 2009 compared to fiscal 2008 was the result of higher average interest rates on outstanding borrowings. The increase in the average interest rate was due to incurring a full year of interest expense on the Senior Notes, which had an average interest rate of 6.8% and were issued in May 2008. In fiscal 2008 we had our Senior Convertible Notes that had an interest rate of 1.5%. The increase was partially offset by a lower average interest rate on our revolving credit facility.

The increase in interest expense of $7.6 million in fiscal 2008 as compared to fiscal 2007 resulted from increased borrowings under our revolving credit facility and a higher weighted average interest rate on our borrowings. The increase in the average interest rate was due primarily to the issuance of the Senior Notes, which had a weighted average interest rate of 6.8%.

In fiscal 2010, we expect that interest expense will be consistent with what we incurred during fiscal 2009.

Other Income, Net

Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our U.S. reporting entities into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

Other income, net was $1.6 million in fiscal 2009, compared to $2.2 million in 2008. The change in other income, net was primarily due to $0.9 million gain recognized in fiscal 2008 on the redemption of $123.7 million of Senior Convertible Notes

Other income, net was $2.2 million in fiscal 2008, compared with $0.4 million in fiscal 2007. The change resulted from an increase in foreign exchange gains of $1.2 million due to favorable exchange rate fluctuations and that fiscal 2007 included a $0.5 million loss from the sale of company owned aircraft.

Provision for Income Taxes

Our effective tax rates were 32.9%, 28.2%, and 30.7% in fiscal 2009, 2008 and 2007, respectively.

The increase in our effective tax rate in fiscal 2009 compared with fiscal 2008 was due to adjustments to our tax reserves associated with a proposed settlement of the IRS audit for fiscals 2002 through 2006, and a change in mix between domestic and foreign income.

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

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal years indicated.

				Period-to-Period		Period-to-Period
				Change		Percentage Change
				2009	2008	2009	2008
	Fiscal Year			to	to	to	to
Segment	2009	2008	2007	2008	2007	2008	2007
	(In thousands)			(In thousands)

Strategy Machine Solutions	$70,775	$61,478	$73,409	$9,297	$(11,931)	15%	(16)%
Scoring Solutions	75,888	90,458	115,317	(14,570)	(24,859)	(16)%	(22)%
Professional Services	(5,997)	627	6,904	(6,624)	(6,277)	—	(91)%
Analytic Software Tools	7,720	7,610	1,071	110	6,539	1%	—

Segment operating income	148,386	160,173	196,701	(11,787)	(36,528)	(7)%	(19)%
Unallocated share-based compensation expense	(19,935)	(27,724)	(35,460)	7,789	7,736	(28)%	(22)%
Unallocated restructuring expense	(8,711)	(10,166)	(2,455)	1,455	(7,711)	(14)%	—
Unallocated gain (loss) on sale of product line assets	(2,993)	—	1,541	(2,993)	(1,541)	—	(100)%

Operating income	$116,747	$122,283	$160,327	(5,536)	(38,044)	(5)%	(24)%

The fiscal 2009 over 2008 decrease of $5.5 million in operating income was primarily attributable to a decrease in segment revenues and a loss on the sale of product line assets, partially offset by a decline in segment operating expenses, restructuring charges and share-based compensation expenses. At the segment level, the decline in segment operating income was driven by a $14.6 million decrease in our Scoring Solutions segment operating income and a $6.6 million decrease in our Professional Services segment operating income. The decline was partially offset by a $9.3 million increase in our Strategy Machine Solutions segment operating income. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from services to the credit reporting agencies and for services that we provided directly to users in banking partially offset by reduced operating expenses. The decrease in Professional Services segment operating income was due to the decline in revenues partially offset by reduced operating expenses. Professional Services revenues decreased as difficult global economic conditions have caused customers to slow down contracted services. The decline in revenues also reflects the overall decline in license sales, which resulted in a corresponding decline in implementation services. We expect the difficult business environment to continue to adversely affect Professional Services segment results, and accordingly we are aggressively managing our expenses in order to offset the revenue declines. The increase in Strategy Machine Solutions segment operating income was attributable to a significant decline in operating expenses, which was driven by our reengineering initiative. Under the reengineering initiative, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. The increase in Strategy Machine Solutions operating income was partially offset by a decline in revenues. Segment revenues were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects.

The fiscal 2008 over fiscal 2007 decrease of $38.0 million in operating income was attributable to a decline in revenues and an increase in restructuring expenses. The decrease in operating income was partially offset by a reduction in share-based compensation expense. At the segment level, the decline in operating income was driven by decreases of $24.9 million in segment operating income in our Scoring Solutions segment, $11.9 million in segment operating income in our Strategy Machine Solutions segment, and $6.3 million in segment operating income in our Professional Services segment. These decreases were partially offset by a $6.5 million increase in segment operating income within our Analytical Software Tools segment. The decrease in Scoring Solutions segment operating income was attributable primarily to a decline in revenues derived from prescreening services that we provide directly to users in banking and a decline in revenues derived from the credit reporting agencies. Revenues declined as financial institutions significantly reduced new account acquisition activities and extension of credit. In addition, segment income declined on higher legal expenses. The decrease in Strategy Machine Solutions segment operating income was attributable to a decline in revenues that was partially offset by lower operating costs. The decrease in operating costs was driven by lower salary and benefit costs that resulted from staff reductions, lower incentive costs and a reduction in amortization expense. The decrease in Professional Services segment operating income was the result of higher personnel costs to support increased professional service activities, including increased use of outside staff costs. In our Analytic Software Tools segment, higher segment operating income was due to an increase in sales of licenses for our Decision Management products and reduced operating costs. The decrease in operating costs was driven by lower salary and benefit costs, which resulted from staff reductions, and lower incentive costs. In addition, internal staff was re-deployed to develop Decision Management solutions associated with our Strategy Machines Solutions segment.

Discontinued Operations

On April 30, 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash. We recorded a $6.9 million pre-tax loss, but a $3.4 million after-tax gain on the sale as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes. During fiscal 2009, we recorded an additional $0.4 million working capital adjustment in favor of the purchaser. Revenues from discontinued operations were $22.9 million and $38.0 million in fiscal 2008 and 2007, respectively. After-tax losses from discontinued operations were $0.7 million and $7.2 million in fiscal 2008 and 2007, respectively. The large loss in fiscal 2007 was primarily the result of costs associated with the settlement of a lawsuit.

Capital Resources and Liquidity

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $151.6 million in fiscal 2009 compared to $159.2 million in fiscal 2008. Operating cashflows were negatively impacted by a decline in earnings in fiscal 2009 and a $23.8 million decrease in other liabilities. Operating cash flows were positively impacted by an increase in accrued compensation and employee benefits of $12.4 million, which was due to the timing of payments, and a decrease in accounts receivable of $11.2 million, which resulted from the timing of cash receipts and improvements made to our collections process.

Net cash provided by operating activities decreased to $159.2 million in fiscal 2008 from $179.2 million in fiscal 2007. Operating cash flows were negatively impacted by the decline in earnings in fiscal 2008, cash paid for a legal settlement and cash paid for incentive payments that were accrued last year. In addition, operating cash flows were also negatively impacted by $10.9 million paid for restructuring-related liabilities. The decline in operating cash flows was partially offset by a decrease in trade receivables of $20.2 million, which resulted from the timing of cash receipts and improvements made to our collections process.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $81.9 million in fiscal 2009 compared to $31.1 million in fiscal 2008. The change in cash flows was due to an $81.2 million decrease in proceeds from sales and maturities of marketable securities, net of purchases, and an $8.8 million decrease in capital expenditures. In addition, the change in cash flows was due to $33.3 million paid for the acquisition of Dash Optimization Ltd. in January 2008 and $15.6 million cash received in April 2008 from the sale of our Insurance Bill Review business unit.

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

Cash Flows from Financing Activities

Net cash used in financing activities totaled $18.8 million in 2009, compared to $91.0 million in 2008. The decrease in cash used in financing activities was primarily due to a $98.1 million decrease in common stock repurchased, a $16.5 million decrease in proceeds from the issuance of common stock under employee stock plans and a $9.9 million decrease in cash proceeds from net borrowings under our revolving credit facility, senior notes and senior convertible notes.

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

Repurchases of Common Stock

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2009, 2008 and 2007, we expended $18.5 million, $116.6 million and $451.1 million, respectively, in connection with our repurchase of common stock under such programs. In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of September 30, 2009, we had $129.7 million remaining under this authorization.

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2009, 2008 and 2007. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Credit Agreement

In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of September 30, 2009, we had $295.0 million of borrowings outstanding under the credit facility at an average interest rate of 0.6%.

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

Capital Resources and Liquidity Outlook

As of September 30, 2009, we had $379.2 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $600 million revolving credit facility and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and scheduled repayments of existing debt over the course of the next twelve months. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Contractual Obligations

The following is a summary of our contractual obligations at September 30, 2009:

	Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Senior Notes(1)	$—	$8,000	$8,000	$49,000	$8,000	$202,000	$275,000
Revolving line of credit	—	—	295,000	—	—	—	295,000
Interest due on debt obligations(2)	20,563	20,563	18,381	17,774	14,652	42,360	134,293
Operating lease obligations	22,472	15,661	13,460	11,296	10,813	36,054	109,756
Purchase obligations(3)	5,800	13,100	4,000	2,000	—	—	24,900
Unrecognized tax benefits(4)	—	—	—	—	—	—	18,587

Total commitments	$48,835	$57,324	$338,841	$80,070	$33,465	$280,414	$857,536

(1)	$275 million represents the unpaid principal amount of our Senior Notes issued in May 2008. The Senior Notes were issued in four series in a private placement to a group of institutional investors.

(2)	Interest due on debt obligations represents interest payments on our Senior Notes and revolving line of credit. Based on the terms of our revolving credit facility (see Note 11), interest paid is based on variable rates applied to outstanding principal. Borrowings and rates will vary during the term of the credit facility, which has a maturity date of October 20, 2011. As a result, future interest payments are difficult to estimate. Accordingly, interest obligations shown in the table were estimated using a rate of 0.6%, which was the rate in effect on borrowings outstanding at September 30, 2009.

(3)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(4)	Unrecognized tax benefits related to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.

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

Revenue recognized under the percentage-of-completion method in excess of contract billings is recorded as an unbilled receivable. Such amounts are generally billable upon reaching certain performance milestones as defined by individual contracts. Billings collected in advance of performance and recognition of revenue under contracts is recorded as deferred revenue.

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

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements. If not, we apply separation provisions, which require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. Sometimes this results in recognizing the entire arrangement fee when delivery of the last element in a multiple element arrangement occurs. For example, if the last undelivered element is a service, we recognize revenue for the entire arrangement fee as the service is performed, or if no pattern of performance is discernable, we recognize revenue on a straight-line basis over the term of the arrangement.

We apply accounting guidance to determine whether the Company should report revenue for certain transactions based upon the gross amount billed to the customer, or the net amount retained by the Company. In accordance with the guidance we record revenue on a gross basis for sales in which we have acted as the principal and on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

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

Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, and in certain cases non-recurring charges associated with the write-off of in-process research and development (“IPR&D”), which affect the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting. We amortize our definite-lived intangible assets using the straight-line method or based on forecasted cash flows associated with the assets over the estimated useful lives, while IPR&D is recorded as a non-recurring charge on the acquisition date. Goodwill is not amortized, but is assessed at least annually for impairment.

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

We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of our intangible assets. When impairment indicators are identified with respect to our previously recorded intangible assets with finite useful lives, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure the impairment as the difference between the carrying value of the asset and the fair value of the asset, which is measured using discounted cash flows. Indefinite-lived intangible assets are assessed annually for impairment by comparing the fair value of such intangible assets, measured using discounted cash flows, to the respective fair value. To the extent the fair value is less than the associated carrying value, impairment is recorded. Significant management judgment is required in forecasting of future operating results, which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and other long-lived assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2009, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We believe that the assumptions and estimates utilized were appropriate based on the information available to management. The timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, which have adversely affected the fair value of our reporting units, we will continue to carefully monitor and evaluate the carrying value of goodwill. We had $667.6 million of goodwill recorded on our consolidated balance sheet as of September 30, 2009. As of the most recent testing date (July 1, 2009), the fair value of our reporting units exceeded their respective carrying values by between $20 million and $329 million. However, if difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our reporting units as compared to fiscal 2009 year-end levels. Such further declines in fair value may require us to record an impairment charge related to goodwill.

Share-Based Compensation

We account for share-based compensation using the fair value recognition provisions as required in the accounting literature. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 17 to the accompanying consolidated financial statements. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. Beginning in fiscal 2008, we estimated the expected term of options granted based on historical exercise patterns. In fiscal 2007, we estimated the expected term consistent with the simplified method. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, net income and earnings per share.

Income Taxes

We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax credit carryforwards.

We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, which requires the use of estimates. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period or reduce goodwill if such deferred tax asset relates to an acquisition. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period or increase goodwill if such deferred tax asset relates to an acquisition. Although we believe that our estimates are reasonable, there is no assurance that our valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable, and such an increase could have a material adverse impact on our income tax provision and results of operations in the period in which such determination is made. In addition, the calculation of tax liabilities also involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could also have a material impact on our income tax provision and results of operations in the period in which such determination is made.

We adopted new accounting guidance related to the accounting for uncertainty in income taxes, on October 1, 2007. The cumulative effect of the change did not result in an adjustment to the beginning balance of retained earnings. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

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

New Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued new guidance on the accounting for business combinations. The guidance states that business combinations will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and acquired contingencies will be recorded at fair value at the acquisition date. Further, acquisition costs will be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of this guidance will have on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on non-controlling interests in consolidated financial statements. The guidance clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of this guidance will have on our consolidated financial statements.

In February 2008, the FASB issued new accounting guidance which deferred the effective date of applying fair value measurement guidance for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We elected to defer the adoption of this guidance until October 1, 2009. We are in the process of determining the impact of adoption on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the consolidation of variable interest entities. The guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We are in the process of determining what effect, if any, the adoption of this guidance will have on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to revenue arrangements with multiple deliverables. The guidance removes the fair value threshold for separation of deliverables into separate units of accounting and in many cases will result in accelerated revenue recognition. The guidance also replaces the term “fair value” with “selling price”, provides a hierarchy that entities must use to estimate the selling price, which is used in allocating revenue to each deliverable, eliminates the use of the residual method of allocation, and expands certain disclosures. The guidance is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this issue on a prospective or a retrospective basis and early adoption is permitted. We are in the process of determining the impact of adoption on our consolidated financial statements.

In May 2008, the FASB issued new guidance on the accounting for convertible instruments that may be settled in cash upon conversion. The guidance requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to prior periods. The guidance changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003; however, the only retrospective adjustment to our financial statements would be a reclassification between equity accounts. The guidance does not require retrospective adoption if instruments were not outstanding during any of the periods presented in the annual financial statements for the period of adoption, or if restatement would only lead to an entity reclassifying amounts between its opening equity accounts for periods presented in the annual financial statements. As a result, the adoption of this guidance will not impact our consolidated financial statements.

In April 2008, the FASB issued new guidance in determining the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of this guidance will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We maintain an investment portfolio consisting mainly of income securities with an average maturity of two years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2009 and 2008:

	September 30, 2009			September 30, 2008
		Carrying	Average		Carrying	Average
	Cost Basis	Amount	Yield	Cost Basis	Amount	Yield
			(Dollars in thousands)

Cash and cash equivalents	$178,157	$178,157	0.12%	$129,678	$129,678	2.56%
Short-term investments	139,149	139,673	1.26%	57,065	57,049	3.42%
Long-term investments	57,437	57,611	1.44%	67,274	67,397	3.55%

	$374,743	$375,441	0.75%	$254,017	$254,124	3.01%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on these notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2009:

	September 30, 2009
		Carrying
	Principal	Amounts	Fair Value
		(In thousands)

Senior Notes	$275,000	$275,000	$301,295

We have interest rate risk with respect to our five-year $600 million unsecured revolving credit facility. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $295.0 million of borrowings outstanding on this facility as of September 30, 2009 and 2008.

Forward Foreign Currency Contracts

We maintain a program to manage our foreign currency exchange rate risk on existing foreign currency receivable and cash balances by entering into forward contracts to sell or buy foreign currency. At period end, foreign-denominated receivables and cash balances held by our U.S. reporting entities are remeasured into the U.S. dollar functional currency at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period in our accompanying consolidated statements of income and the resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of our forward foreign currency contracts have maturity periods of less than three months. Such derivative financial instruments are subject to market risk.

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2009:

	September 30, 2009
	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)

Sell foreign currency:
Canadian dollar (CAD)	CAD	1,100	$1,022	$—
Euro (EUR)	EUR	6,100	8,908	—
Japanese yen (JPY)	JPY	61,000	679	—
Buy foreign currency:
British pound (GBP)	GBP	2,866	4,600	—

The forward foreign currency contracts were all entered into on September 30, 2009, therefore, the fair value was $0 on that date.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fair Isaac Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. We also have audited the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 15 to the consolidated financial statements, effective October 1, 2007, the Company adopted a new accounting standard concerning accounting for uncertainty in income taxes.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 24, 2009

FAIR ISAAC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$178,157	$129,678
Marketable securities available for sale, current portion	139,673	57,049
Accounts receivable, net	101,742	141,571
Prepaid expenses and other current assets	22,986	23,404

Total current assets	442,558	351,702
Marketable securities available for sale, less current portion	61,371	72,101
Other investments	11,074	12,374
Property and equipment, net	34,340	46,360
Goodwill	667,640	686,082
Intangible assets, net	38,255	52,468
Deferred income taxes	38,100	45,786
Other assets	10,550	8,380

	$1,303,888	$1,275,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,593	$11,172
Accrued compensation and employee benefits	28,139	29,551
Other accrued liabilities	38,183	43,665
Deferred revenue	39,673	38,243

Total current liabilities	114,588	122,631
Revolving line of credit	295,000	295,000
Senior notes	275,000	275,000
Other liabilities	19,031	20,681

Total liabilities	703,619	713,312

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 48,156 and 48,473 shares outstanding at September 30, 2009 and 2008, respectively)	482	485
Paid-in-capital	1,106,292	1,110,165
Treasury stock, at cost (40,701 and 40,384 shares at September 30, 2009 and 2008, respectively)	(1,375,400)	(1,374,455)
Retained earnings	886,324	825,109
Accumulated other comprehensive income (loss)	(17,429)	637

Total stockholders’ equity	600,269	561,941

	$1,303,888	$1,275,253

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2009	2008	2007
	(In thousands, except per share data)

Revenues	$630,735	$744,842	$784,188

Operating expenses:
Cost of revenues(1)	206,448	274,917	259,450
Research and development	73,626	77,794	69,322
Selling, general and administrative(1)	209,319	245,639	273,705
Amortization of intangible assets	12,891	14,043	20,470
Restructuring	8,711	10,166	2,455
(Gain) loss on sale of product line assets	2,993	—	(1,541)

Total operating expenses	513,988	622,559	623,861

Operating income	116,747	122,283	160,327
Interest income	4,717	8,802	13,527
Interest expense	(25,481)	(20,335)	(12,766)
Other income, net	1,587	2,245	427

Income from continuing operations before income taxes	97,570	112,995	161,515
Provision for income taxes	32,105	31,809	49,664

Income from continuing operations	65,465	81,186	111,851
Income (loss) from discontinued operations	(363)	2,766	(7,201)

Net income	$65,102	$83,952	$104,650

Basic earnings (loss) per share:
Continuing operations	$1.35	$1.66	$2.00
Discontinued operations	(0.01)	0.06	(0.13)

Total	$1.34	$1.72	$1.87

Diluted earnings (loss) per share:
Continued operations	$1.34	$1.64	$1.94
Discontinued operations	(0.01)	0.06	(0.12)

Total	$1.33	$1.70	$1.82

Shares used in computing earnings per share:
Basic	48,658	48,940	56,054

Diluted	48,776	49,373	57,548

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 9 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended September 30, 2009, 2008 and 2007

						Accumulated
	Common Stock					Other	Total
		Par	Paid-in-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Income
	(In thousands)

Balance at September 30, 2006	59,369	$594	$1,073,886	$(952,979)	$644,836	$3,691	$770,028
Share-based compensation	—	—	36,261	—	—	—	36,261
Exercise of stock options	3,137	31	(29,262)	104,357	—	—	75,126
Tax effect from exercised stock options	—	—	16,684	—	—	—	16,684
Forfeitures of restricted stock	(23)	—	732	(732)	—	—	—
Repurchases of common stock	(11,716)	(117)	—	(450,971)	—	—	(451,088)
Issuance of ESPP shares from treasury	277	3	(328)	9,286	—	—	8,961
Issuance of restricted stock to employees from treasury	20	—	(646)	646	—	—	—
Dividends paid	—	—	—	—	(4,432)	—	(4,432)
Net income	—	—	—	—	104,650	—	104,650	$104,650
Unrealized gains on investments, net of tax of $165	—	—	—	—	—	261	261	261
Cumulative translation adjustments	—	—	—	—	—	9,863	9,863	9,863

Balance at September 30, 2007	51,064	511	1,097,327	(1,290,393)	745,054	13,815	566,314	$114,774

Share-based compensation	—	—	27,981	—	—	—	27,981
Exercise of stock options	523	5	(5,594)	17,878	—	—	12,289
Tax effect from share based payment arrangements	—	—	(2,375)	—	—	—	(2,375)
Forfeitures of restricted stock	(35)	—	1,114	(1,114)	—	—	—
Repurchases of common stock	(3,540)	(35)	—	(116,607)	—	—	(116,642)
Issuance of ESPP shares from treasury	384	3	(4,691)	13,142	—	—	8,454
Issuance of restricted stock to employees from treasury	77	1	(3,597)	2,639	—	—	(957)
Dividends paid	—	—	—	—	(3,897)	—	(3,897)
Net income	—	—	—	—	83,952	—	83,952	$83,952
Unrealized gains on investments, net of tax of $25	—	—	—	—	—	38	38	38
Cumulative translation adjustments	—	—	—	—	—	(13,216)	(13,216)	(13,216)

Balance at September 30, 2008	48,473	485	1,110,165	(1,374,455)	825,109	637	561,941	$70,774

Share-based compensation	—	—	19,935	—	—	—	19,935
Exercise of stock options	148	1	(3,197)	5,027	—	—	1,831
Tax effect from share based payment arrangements	—	—	(9,545)	—	—	—	(9,545)
Forfeitures of restricted stock	(2)	—	64	(64)	—	—	—
Repurchases of common stock	(832)	(8)	—	(18,492)	—	—	(18,500)
Issuance of ESPP shares from treasury	195	2	(3,848)	6,646	—	—	2,800
Issuance of restricted stock to employees from treasury	174	2	(7,282)	5,938	—	—	(1,342)
Dividends paid	—	—	—	—	(3,887)	—	(3,887)
Net income	—	—	—	—	65,102	—	65,102	$65,102
Unrealized gains on investments, net of tax of $232	—	—	—	—	—	359	359	359
Cumulative translation adjustments	—	—	—	—	—	(18,425)	(18,425)	(18,425)

Balance at September 30, 2009	48,156	$482	$1,106,292	$(1,375,400)	$886,324	$(17,429)	$600,269	$47,036

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$65,102	$83,952	$104,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,419	39,494	50,224
Share-based compensation	19,935	27,981	36,261
Deferred income taxes	(5,031)	(23,095)	3,800
Tax effect from share-based payment arrangements	(9,545)	(2,375)	16,684
Excess tax benefits from share-based payment arrangements	(280)	(1,342)	(12,623)
Gain on repurchase of senior convertible notes	—	(896)	—
Net amortization (accretion) of premium (discount) on marketable securities	1,057	579	(1,098)
Provision for doubtful accounts	499	3,414	4,972
Loss on sale of business unit	—	6,952	—
(Gain) loss on sale of product line assets	2,993	—	(1,541)
Net loss on sales of property and equipment	115	39	693
Changes in operating assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	31,316	20,153	(15,837)
Prepaid expenses and other assets	36	1,766	(3,400)
Accounts payable	(2,519)	(1,569)	1,584
Accrued compensation and employee benefits	(976)	(13,363)	8,864
Other liabilities	3,214	14,033	(9,492)
Deferred revenue	7,298	3,427	(4,578)

Net cash provided by operating activities	151,633	159,150	179,163

Cash flows from investing activities:
Purchases of property and equipment	(13,958)	(22,780)	(22,735)
Cash proceeds from sales of property and equipment	—	1,527	566
Cash proceeds from sales of product line assets	4,000	—	15,758
Cash paid for acquisition, net of cash acquired	—	(33,336)	—
Cash proceeds from sale of business unit	—	15,581	—
Purchases of marketable securities	(197,274)	(161,803)	(180,951)
Proceeds from sale of marketable securities	7,400	2,008	14,250
Proceeds from maturities of marketable securities	116,585	167,684	220,763
Distribution from (investment in) cost method investees	1,300	—	(10,213)

Net cash provided by (used in) investing activities	(81,947)	(31,119)	37,438

Cash flows from financing activities:
Proceeds from revolving line of credit	—	300,000	170,000
Payments on revolving line of credit	—	(175,000)	—
Proceeds from issuance of senior notes	—	275,000	—
Payments for repurchases of senior convertible notes	—	(390,067)	(9,037)
Debt issuance costs	—	(1,477)	(858)
Proceeds from issuances of common stock under employee stock option and purchase plans	3,289	19,786	84,087
Dividends paid	(3,887)	(3,897)	(4,432)
Repurchases of common stock	(18,500)	(116,642)	(451,088)
Excess tax benefits from share-based payment arrangements	280	1,342	12,623

Net cash used in financing activities	(18,818)	(90,955)	(198,705)

Effect of exchange rate changes on cash	(2,389)	(2,682)	2,234

Increase in cash and cash equivalents	48,479	34,394	20,130
Cash and cash equivalents, beginning of year	129,678	95,284	75,154

Cash and cash equivalents, end of year	$178,157	$129,678	$95,284

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $2,742, $1,447 and $30 during the years ended September 30, 2009, 2008 and 2007, respectively	$28,364	$20,074	$38,127
Cash paid for interest	$26,189	$13,009	$9,580

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2009, 2008 and 2007

1.	Nature of Business and Summary of Significant Accounting Policies

Fair Isaac Corporation

Incorporated under the laws of the State of Delaware, Fair Isaac Corporation (“FICO”) is a provider of analytic, software and data management products and services that enable businesses to automate, improve and connect decisions. FICO provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers and healthcare organizations.

In these consolidated financial statements, FICO is referred to as “we,” “us,” “our,” or “FICO”.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs and deferred tax assets; the benefits related to uncertain tax positions, the determination of the fair value of stock-based compensation, the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and investments with a maturity of 90 days or less at time of purchase.

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents and marketable security investments are disclosed in Note 5. The fair value of our cost-method investments approximate their recorded value. The fair value of our Senior Notes is disclosed in Note 12.

Investments

Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. While it is our intent to hold debt securities to maturity, our investments in U.S. government obligations and marketable equity and debt securities that have readily determinable fair values are classified as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Therefore, such securities are carried at fair value with unrealized gains or losses related to these securities included in

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

accumulated other comprehensive income (loss). The fair value of marketable securities is based upon inputs including quoted prices for identical or similar assets. Realized gains and losses are included in other income, net on the consolidated statements of income. The cost of investments sold is based on the specific identification method. Losses resulting from other than temporary declines in fair value are charged to operations. Investments with remaining maturities over one year are classified as long-term investments.

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

Concentration of Risk

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable, which are generally not collateralized. Our policy is to place our cash, cash equivalents, and marketable securities with high quality financial institutions, commercial corporations and government agencies in order to limit the amount of credit exposure. We have established guidelines relative to diversification and maturities for maintaining safety and liquidity. We generally do not require collateral from our customers, but our credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses.

A significant portion of our revenues are derived from the sales of products and services to the consumer credit, banking and insurance industries.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life

Data processing equipment and software	2 to 3 years
Office furniture and equipment	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or lease term

The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in operations. Depreciation and amortization on property and equipment totaled $25.5 million, $24.1 million and $26.2 million during fiscal 2009, 2008 and 2007, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

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

We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows that are expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We capitalized $0.3 million, $0.3 million and $0.2 million in fiscal 2009, 2008 and 2007, respectively. Amortization expense related to internal-use software was $0.3 million, $0.6 million and $2.0 million in fiscal 2009, 2008 and 2007, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for by the purchase method of accounting (see Note 9). We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors.

Definite-lived intangible assets are tested for impairment if impairment indicators arise. We amortize our definite-lived intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, using the straight-line method or based on the forecasted cash flows associated with the assets over the following estimated useful lives:

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
Years Ended September 30, 2009, 2008 and 2007

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
Years Ended September 30, 2009, 2008 and 2007

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

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements. If not, we apply separation provisions, which require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. Sometimes this results in recognizing the entire arrangement fee when delivery of the last element in a multiple element arrangement occurs. For example, if the last undelivered element is a service, we recognize revenue for the entire arrangement fee as the service is performed, or if no pattern of performance is discernable, we recognize revenue on a straight-line basis over the term of the arrangement.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

We apply accounting guidance to determine whether the Company should report revenue for certain transactions based upon the gross amount billed to the customer, or the net amount retained by the Company. In accordance with the guidance we record revenue on a gross basis for sales in which we have acted as the principal and on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

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

Earnings per Share

Basic earnings per share are computed on the basis of the weighted-average number of common shares outstanding during the period under measurement. Diluted earnings per share are based on the weighted-average number of common shares outstanding and potential common shares. Potential common shares result from the assumed exercise of outstanding stock options or other potentially dilutive equity instruments, when they are dilutive under the treasury stock method or the if-converted method.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

At the end of the reporting period, foreign currency denominated receivable and cash balances are remeasured into the functional currency of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in other income, net in the accompanying consolidated statements of income. We recorded $2.5 million, $2.0 million and $(0.4) million of transactional foreign currency exchange gains (losses) during 2009, 2008 and 2007, respectively.

Derivative Financial Instruments

From time to time, we utilize forward contract instruments to manage market risks associated with fluctuations in certain foreign currency exchange rates as they relate to specific balances of accounts receivable and cash denominated in foreign currencies. It is our policy to use derivative financial instruments to protect against market risks arising in the normal course of business. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase our underlying exposure. All of our forward foreign currency contracts have maturity periods of less than three months. Gains or losses from forward foreign currency contracts are included in other income, net.

Share-Based Compensation Expense

We amortize share-based compensation expense based upon the fair value of share-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents. Corporate income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings, referred to as an excess tax benefit, is presented in the consolidated statements of cash flow as a financing activity. Realized excess tax benefits are credited to additional capital in the consolidated balance sheets. Realized shortfall tax benefits, amounts which are less than that previously recognized in earnings, are first offset against the cumulative balance of excess tax benefits, if any, and then charged directly to income tax expense. See Note 17 for further discussion of our share-based employee benefit plans.

Impairment of Long-Lived Assets

We assess potential impairment to long-lived assets and certain identifiable intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived assets were not impaired at September 30, 2009, 2008 and 2007. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $6.8 million, $1.9 million and $1.2 million in fiscal 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

During the fourth quarter of 2009, we adopted new accounting guidance related to the Financial Accounting Standards Board (“FASB”) accounting standards codification, which was effective for financial

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

statements issued for interim or annual periods ending after September 15, 2009. The codification is the single source of authoritative accounting principles recognized by the FASB in preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) and creates one level of authoritative GAAP. All other literature is considered non-authoritative. The adoption did not have an impact on our consolidated financial statements other than changes in reference to various authoritative accounting pronouncements.

During the third quarter of 2009, we adopted new accounting guidance on the accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, also known as subsequent events. We have evaluated subsequent events through the time of filing these financial statements on November 24, 2009.

On April 1, 2009, we adopted new accounting guidance on interim disclosures about the fair value of financial instruments. The standard requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The additional disclosures required by this standard are included in Note 7 and Note 12. The adoption of did not affect our consolidated financial statements, but did result in an expansion of our associated disclosures.

On April 1, 2009, we adopted new accounting guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The adoption of this guidance did not affect our consolidated financial statements.

On April 1, 2009, we adopted accounting guidance that provides criteria for determining whether an impairment of a debt security is temporary and recorded in other comprehensive income in the equity section of the balance sheet or other-than-temporary and recorded as a loss on the statement of operations. The adoption of this guidance did not affect our consolidated financial statements.

On January 1, 2009, we adopted accounting guidance on disclosures about derivative financial instruments and hedging activities. The new guidance expands the disclosure requirements about an entity’s derivative instruments and hedging activities by requiring additional qualitative and quantitative information on the use of derivatives and its impact on the consolidated financial statements. The additional disclosures required by this standard are included in Note 6.

On October 1, 2008, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The guidance applies whenever accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. Subsequent guidance has been issued to assist in determining the fair value of a financial asset when the market for that asset is not active. Refer to Note 7 for information regarding the fair value measurement of our financial assets and liabilities.

On October 1, 2008, we adopted new accounting guidance that provides companies with an option to report selected financial assets and liabilities at fair value. The objective of the guidance is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The guidance also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings and it requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. Upon adoption, we did not elect the fair value option for any additional financial assets or liabilities that we held at that date.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

Accounting Standards not yet Adopted

In December 2007, the FASB issued new guidance on the accounting for business combinations. The guidance states that business combinations will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and acquired contingencies will be recorded at fair value at the acquisition date. Further, acquisition costs will be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of this guidance will have on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on non-controlling interests in consolidated financial statements. The guidance clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of this guidance will have on our consolidated financial statements.

In February 2008, the FASB issued new accounting guidance which deferred the effective date of applying fair value measurement guidance for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We elected to defer the adoption of this guidance until October 1, 2009. We are in the process of determining the impact of adoption on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the consolidation of variable interest entities. The guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We are in the process of determining what effect, if any, the adoption of this guidance will have on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to non-software revenue arrangements with multiple deliverables. The guidance removes the fair value threshold for separation of deliverables into separate units of accounting and in many cases will result in accelerated revenue recognition. The guidance also replaces the term “fair value” with “selling price”, provides a hierarchy that entities must use to estimate the selling price, which is used in allocating revenue to each deliverable, eliminates the use of the residual method of allocation, and expands certain disclosures. The guidance is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this issue on a prospective or a retrospective basis and early adoption is permitted. We are in the process of determining the impact of adoption on our consolidated financial statements.

In May 2008, the FASB issued new guidance on the accounting for convertible instruments that may be settled in cash upon conversion. The guidance requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to prior periods. The guidance changes the accounting treatment for our Senior Convertible Notes, which were issued in August 2003; however, the only retrospective adjustment to our financial statements would be a reclassification between equity accounts. The guidance does not require retrospective adoption if instruments were not outstanding during any of the periods presented in the annual financial statements for the period of adoption, or if restatement would only lead to a reclassification between its

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

opening equity accounts for periods presented in the annual financial statements. As a result, the adoption of this guidance will not impact our consolidated financial statements.

In April 2008, the FASB issued new guidance in determining the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the adoption of this guidance will have on our consolidated financial statements.

2.	Acquisition

In January 2008, we acquired Dash Optimization (“Dash”), a leading provider of decision modeling and optimization software, for an aggregate cash purchase price of approximately $34.1 million. The acquisition of Dash was consummated principally to augment our decision management analytic tools. We accounted for this transaction using the purchase method of accounting and allocated the associated goodwill to our Analytical Software Tools segment. The results of Dash have been included in our operating results since the date of acquisition. The pro forma effects of this acquisition on our Consolidated Financial Statements were not material.

3.	Discontinued Operations

In April 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash. At the time of the disposition, we recorded a $6.9 million pre-tax loss, but a $3.4 million after-tax gain on the sale as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes. During fiscal 2009, we recorded an additional charge of $0.4 million, net of tax, as a result of an unfavorable final working capital adjustment.

The decision to sell the Insurance Bill Review business was the result of management’s decision to divest non-strategic businesses and focus resources on our core products and services. Insurance Bill Review was part of the Strategy Machine Solutions and Professional Services segments.

We determined that the Insurance Bill Review business was a discontinued operation and as a result we have segregated the net assets, net liabilities and operating results from continuing operations in our balance sheets and statements of income for all periods prior to the sale. Revenues from discontinued operations were $22.9 million and $38.0 million for the years ended September 30, 2008 and 2007, respectively. Pre-tax losses from discontinued operations were $1.1 million and $11.9 million for the years ended September 30, 2008 and 2007, respectively.

4.	Sales of Product Line Assets

In June 2009, we sold the assets associated with our LiquidCredit® for Telecom (“LCT”) and RoamEx® product lines. LCT and RoamEx solutions were included primarily in our Strategy Machine segment. The LCT sale, which was for $3.5 million, includes a $0.5 million receivable for post-closing working capital adjustments. In addition, we have an earn-out agreement that allows for payment of up to $3.0 million if the acquired business achieves certain earnings before interest, tax, depreciation and amortization goals. The primary assets sold include accounts receivable and goodwill. Included in the results of operations for fiscal 2009 were a $1.5 million pre-tax loss and a $2.1 million after-tax loss on the sale as the goodwill associated with the LCT solution product line was not deductible for income tax purposes. Revenues attributable to the LCT solutions product line were $9.1 million, $13.4 million and $13.6 million during fiscal 2009, 2008

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

and 2007, respectively. The RoamEx sale, which was for $2.7 million, includes a $1.4 million escrow balance and a $0.3 million receivable for post-closing working capital adjustments. The primary assets sold include accounts receivable and goodwill. We recognized a $1.5 million pre-tax loss, and a $1.8 million after-tax loss on the sale as the goodwill associated with the RoamEx product line was not deductible for income tax purposes. Revenues attributable to the RoamEx product line were $6.6 million, $11.5 million and $15.0 million in fiscal 2009, 2008 and 2007, respectively.

In March 2007, we sold the assets and products associated with our mortgage banking solutions product line for $15.8 million in cash. The assets sold include accounts receivable, certain identifiable intangible assets and goodwill. We recognized a $1.5 million pre-tax gain, but a $0.4 million after-tax loss on the sale due to goodwill associated with the mortgage banking solutions product line that was not deductible for income tax purposes. The product line sold includes software and e-commerce services used in the origination processing, underwriting, pricing, product definition, closing, secondary marketing, servicing, default management of mortgage and construction loans, and BridgeLinktm e-Services for the mortgage industry. Revenues attributable to the mortgage banking solutions product line for the years ended September 30, 2007 were $7.7 million.

5.	Cash, Cash Equivalents and Marketable Securities Available for Sale

The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2009 and 2008:

	2009				2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

Cash and Cash Equivalents:
Cash	$64,689	$—	$—	$64,689	$56,979	$—	$—	$56,979
Money market funds	113,468	—	—	113,468	72,699	—	—	72,699

	$178,157	$—	$—	$178,157	$129,678	$—	$—	$129,678

Short-term Marketable Securities:
U.S. government obligations	$102,575	$460	$—	$103,035	$55,564	$54	$(65)	$55,553
U.S. corporate debt	8,735	31	—	8,766	1,501	—	(5)	1,496
Non U.S. corporate debt	27,839	33	—	27,872	—	—	—	—

	$139,149	$524	$—	$139,673	$57,065	$54	$(70)	$57,049

Long-term Marketable Securities:
U.S. government obligations	$43,423	$174	$(22)	$43,575	$62,175	$190	$(64)	$62,301
U.S. corporate debt	2,928	3	—	2,931	5,099	—	(3)	5,096
Non U.S. corporate debt	11,086	19	—	11,105	—	—	—	—
Marketable equity securities	4,580	—	(820)	3,760	5,679	—	(975)	4,704

	$62,017	$196	$(842)	$61,371	$72,953	$190	$(1,042)	$72,101

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

Short-term marketable securities mature at various dates over the course of the next twelve months. Our long-term U.S. government obligations and corporate debt investments mature at various dates over the next one to three years. During fiscal 2009, 2008 and 2007, we did not recognize any material realized gains or losses on investments.

The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and 2008:

	2009
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Description of Securities:
U.S. government obligations	$1,253	$(21)	$—	$—	$1,253	$(21)
U.S. corporate debt	—	—	—	—	—	—
Non U.S. corporate debt	2,076	(1)	—	—	2,076	(1)

	$3,329	$(22)	$—	$—	$3,329	$(22)

	2008
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Description of Securities:
U.S. government obligations	$48,144	$(128)	$—	$—	$48,144	$(128)
U.S. corporate debt	6,592	(9)	—	—	6,592	(9)
Non U.S. corporate debt	—	—	—	—	—	—

	$54,736	$(137)	$—	$—	$54,736	$(137)

6.	Derivative Financial Instruments

On January 1, 2009, we adopted new accounting guidance which requires expanded disclosures on derivative investments and hedging activities. We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign currency denominated accounts receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their functional currency. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign currency exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro and Japanese yen.

Foreign currency denominated accounts receivable and cash balances are re-measured at foreign currency rates in effect on the balance sheet date with the effects of changes in foreign currency rates reported in other income, net. The forward contracts are not designated as hedges and are marked to market through other

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

income, net. Fair value changes in the forward contracts help mitigate the changes in the value of the re-measured accounts receivable and cash balances attributable to changes in foreign currency exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

The following table summarizes the fair value of our derivative instruments and their location in the consolidated balance sheet:

	Assets		Liabilities
September 30, 2009	Balance Sheet		Balance Sheet
Derivatives not Designated as Hedging Instruments	Location	Amount	Location	Amount
(In thousands)

Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2009:

	September 30, 2009
	Contract Amount
	Foreign			Fair Value
	Currency		US$	US$
	(In thousands)

Sell foreign currency:
Canadian dollar (CAD)	CAD	1,100	$1,022	$—
Euro (EUR)	EUR	6,100	8,908	—
Japanese yen (JPY)	JPY	61,000	679	—
Buy foreign currency:
British pound (GBP)	GBP	2,866	4,600	—

The forward foreign currency contracts were all entered into on September 30, 2009; therefore, the fair value was $0 on that date.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Loss on Derivatives
	Recognized in Income
Year Ended September 30, 2009	Location	Amount
	(In thousands)

Foreign currency forward contracts	Other income, net	$(2,064)

7.	Fair Value Measurements

As discussed in Note 1, we adopted new guidance for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents, available-for-sale marketable securities, and our derivative financial instruments. We elected to defer the provisions of the accounting guidance that relate to non-financial assets and non-financial liabilities that we do not recognize or disclose at fair value on a recurring basis.

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance establishes a

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•	Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 securities are comprised of money market funds and certain equity securities.

•	Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 securities are comprised of U.S. government and corporate debt obligations that are generally held to maturity.

•	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy.

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2009:

	Active Markets for	Significant Other	Fair Value as of
	Identical Instruments	Observable Inputs	September 30,
	(Level 1)	(Level 2)	2009

Assets:
Cash equivalents(1)	$113,468	$—	$113,468
U.S. corporate debt(2)	—	11,697	11,697
Non U.S. corporate debt(2)	—	38,977	38,977
U.S. government obligations(2)	—	146,610	146,610
Marketable securities(3)	3,760	—	3,760

Total	$117,228	$197,284	$314,512

(1)	Included in cash and cash equivalents on our balance sheet at September 30, 2009. Not included in this table are $64.7 million of cash deposit balances.

(2)	Included in marketable securities (current and non-current) on our balance sheet at September 30, 2009.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at September 30, 2009.

Where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing applies to our Level 1 investments. To the extent quoted prices in active markets for assets or liabilities are not available, the valuation techniques used to measure the fair values of our financial assets incorporate market inputs, which include reported trades, broker/dealer quotes, benchmark yields, issuer spreads, benchmark securities and other inputs derived from or corroborated by observable market data. This methodology applies to our Level 2 investments. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

8.	Receivables

Receivables at September 30, 2009 and 2008 consisted of the following:

	2009	2008
	(In thousands)

Billed	$81,835	$115,556
Unbilled	26,808	34,122

	108,643	149,678
Less: allowance for doubtful accounts	(6,901)	(8,107)

Receivables, net	$101,742	$141,571

Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During fiscal 2009, 2008 and 2007, we increased our allowance for the provision for doubtful accounts by $0.5 million, $3.4 million and $4.8 million, respectively, and wrote off receivables (net of recoveries) of $1.4 million, $2.8 million and $1.8 million, respectively. The remaining change to the allowance for doubtful accounts in fiscal 2009 of $0.3 million was primarily due to a favorable change in foreign exchange rates.

9.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or more frequently if impairment indicators arise. Our other intangible assets have definite lives and are being amortized using the straight-line method or based on the forecasted cash flows associated with the assets over their estimated useful lives.

We have determined that our reporting units are the same as our reportable segments (see Note 20). We performed our annual goodwill impairment test, and determined that goodwill was not impaired as of July 1, 2009 and 2008.

Intangible assets that are subject to amortization consisted of the following at September 30, 2009 and 2008:

	2009				2008
	Gross				Gross
	Carrying	Accumulated		Average	Carrying	Accumulated		Average
	Amount	Amortization	Net	Life	Amount	Amortization	Net	Life
	(In thousands)

Completed technology	$75,287	$(67,179)	$8,108	6	$78,967	$(64,032)	$14,935	6
Customer contracts and relationships	63,956	(34,315)	29,641	12	65,336	(29,769)	35,567	12
Trade names	9,291	(8,834)	457	5	9,291	(8,695)	596	5

	$148,534	$(110,328)	38,206		$153,594	$(102,496)	51,098

Foreign currency translation adjustments			49				1,370

Intangible assets, net			$38,255				$52,468

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income, consisted of the following during fiscal 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)

Cost of revenues	$6,827	$7,358	$12,570
Selling, general, and administrative expenses	6,064	6,685	7,900

	$12,891	$14,043	$20,470

In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2009, was as follows (in thousands):

Fiscal Year

2010	$10,959
2011	7,740
2012	6,163
2013	4,149
2014	2,407
Thereafter	6,837

$38,255

The following table summarizes changes to goodwill during fiscal 2009 and 2008, both in total and as allocated to our operating segments.

	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Balance at September 30, 2007	$539,142	$88,114	$12,945	$52,721	$692,922
Purchase accounting adjustments	(2,985)	78	—	(618)	(3,525)
Goodwill acquired in an acquisition	—	—	—	18,594	18,594
Sale of business unit	(7,390)	—	(80)	—	(7,470)
Foreign currency translation adjustment	(11,982)	—	—	(2,457)	(14,439)

Balance at September 30, 2008	516,785	88,192	12,865	68,240	686,082
Disposition of product lines	(4,145)	(1,084)	—	(139)	(5,368)
Foreign currency translation adjustment	(10,785)	—	—	(2,289)	(13,074)

Balance at September 30, 2009	$501,855	$87,108	$12,865	$65,812	$667,640

During fiscal 2009 we sold our LCT and RoamEx® product lines, which included goodwill of $3.0 million and $2.4 million, respectively (See Note 4). During fiscal 2008, we reduced goodwill related to the London Bridge acquisition due to the realization of certain deferred tax benefits that had valuation allowances recorded on them.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

10.	Composition of Certain Financial Statement Captions

	2009	2008
	(In thousands)

Property and equipment:
Data processing equipment and software	$161,515	$151,795
Office furniture and equipment	19,608	21,721
Leasehold improvements	24,945	29,720
Less: accumulated depreciation and amortization	(171,728)	(156,876)

	$34,340	$46,360

Other accrued liabilities:
Income taxes payable	$18,695	$19,212
Interest payable	7,539	8,666
Other	11,949	15,787

	$38,183	$43,665

11.	Credit Agreement

In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. The principal amount outstanding will be due and payable in full at maturity, on October 20, 2011. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of September 30, 2009, we had $295.0 million of borrowings outstanding under the credit facility at an average interest rate of 0.6%.

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
Years Ended September 30, 2009, 2008 and 2007

We are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which requires five annual principal payments of $8.0 million starting on May 7, 2011. Future principal payments are as follows (in thousands):

Fiscal Year

2010	$—
2011	8,000
2012	8,000
2013	49,000
2014	8,000
Thereafter	202,000

$275,000

Interest is paid on the Senior Notes semi-annually with payment dates of May 7 and November 7. The Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility including maintenance of consolidated leverage and fixed charge coverage ratios. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The fair value of the Senior Notes at September 30, 2009 was $301.3 million. We determined fair value based on quoted market prices and interest rate spreads of similar securities.

13.	Employee Benefit Plans

Defined Contribution Plans

We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $5.7 million, $7.1 million and $7.0 million during fiscal 2009, 2008 and 2007, respectively.

Employee Incentive Plans

We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $5.5 million, $2.1 million and $12.5 million during fiscal 2009, 2008 and 2007, respectively.

14.	Restructuring Expenses

In fiscal 2009, we incurred restructuring charges of $8.7 million due to the elimination of 255 positions, which resulted in charges of $5.9 million for severance costs, in addition to vacating excess lease space located in Georgia, California and Illinois, which resulted in $2.7 million of costs, in connection with our reengineering initiative. Cash payments for substantially all severances costs were paid during fiscal 2009. We also recognized a $1.2 million charge due to unfavorable sublease arrangements we entered into for lease space previously vacated. We reversed $0.6 million of accrued expenses as a result of favorable lease termination agreements that we entered into for office space vacated in prior years. We also reversed $0.4 million of previously recognized severance costs due to favorable adjustments.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

During fiscal 2008, we eliminated 280 positions across the company and incurred charges of $7.4 million for severance costs. Cash payments for the majority of the severance costs were paid in fiscal 2008. We also recognized charges of $2.7 million associated with vacating excess leased space primarily located in Colorado and California. The charge represents future cash lease payments, net of sublease income, which will be paid out over the next four years. In addition, we recognized a net charge of $0.1 million as a result of unfavorable sublease arrangements associated with office space we vacated in prior years.

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

The following table summarizes our restructuring accruals associated with the above actions. The current portion and non-current portion was recorded in other accrued current liabilities and other liabilities, respectively, within the accompanying consolidated balance sheets.

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2006	Additions	Payments	Reversals	2007
	(In thousands)

Facilities charges	$15,094	$1,206	$(6,006)	$—	$10,294
Employee separation	90	1,012	(90)	—	1,012

	15,184	$2,218	$(6,096)	$—	11,306

Less: current portion	(6,161)				(4,051)

Non-current	$9,023				$7,255

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2007	Additions	Payments	Reversals	2008
	(In thousands)

Facilities charges	$10,294	$3,258	$(3,419)	$(445)	$9,688
Employee separation	1,012	7,353	(7,435)	—	930

	11,306	$10,611	$(10,854)	$(445)	10,618

Less: current portion	(4,051)				(4,224)

Non-current	$7,255				$6,394

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2008	Additions	Payments	Reversals	2009
	(In thousands)

Facilities charges	$9,688	$3,876	$(9,143)	$(650)	$3,771
Employee separation	930	5,860	(6,415)	(375)	—

	10,618	$9,736	$(15,558)	$(1,025)	3,771

Less: current portion	(4,224)				(1,361)

Non-current	$6,394				$2,410

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

15.	Income Taxes

The provision for income taxes was as follows during fiscal 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)

Current:
Federal	$16,704	$42,070	$37,414
State	4,979	6,816	4,183
Foreign	15,453	6,018	4,267

	37,136	54,904	45,864
Deferred:
Federal	(2,317)	(26,203)	4,423
State	(2,018)	(2,032)	(623)
Foreign	(696)	5,140	—

	(5,031)	(23,095)	3,800

Total provision	$32,105	$31,809	$49,664

The foreign provision was based on foreign pretax earnings of $30.8 million, $25.3 million and $2.7 million in fiscal 2009, 2008 and 2007, respectively. Current foreign tax expense related to foreign tax withholdings was $5.0 million, $4.8 million and $2.3 million in fiscal year 2009, 2008 and 2007, respectively.

Deferred tax assets and liabilities at September 30, 2009 and 2008 were as follows:

	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$10,449	$17,203
Research credit carryforwards	4,333	3,040
Capital loss carryforwards	8,482	8,630
Investments	1,138	760
Accrued compensation	2,221	3,302
Share-based compensation	25,673	26,712
Deferred revenue	3,677	2,422
Accrued lease costs	1,909	4,667
Property and equipment	6,323	5,134
Capitalized research and development	1,593	2,863
Other	15,094	13,429

	80,892	88,162
Less: valuation allowance	(11,558)	(10,373)

	69,334	77,789

Deferred tax liabilities:
Intangible assets	(19,515)	(19,876)
Prepaid expense	(2,966)	(3,296)
Other	(2,865)	(2,865)

	(25,346)	(26,037)

Deferred tax assets, net	$43,988	$51,752

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax asset, net of the existing valuation allowance at September 30, 2009.

For fiscal 2009, the decrease in the valuation allowance was due to a small usage of the U.S. capital loss carryforward. The remaining valuation allowance is associated with foreign operations where the company has start-up activities and capital loss carryforwards where realization remains uncertain.

For fiscal 2009, the decrease in the balance of the net operating loss (“NOL”) was due to utilization. The increase in the research credit carryforward was due to the California Franchise Tax Board limiting the usage of the research credit to 50% of tax due. We acquired NOL and research credit carryforwards in connection with our acquisitions of Braun, London Bridge, and HNC in fiscal 2005, 2004 and 2002, respectively. As of September 30, 2009, we had available U.S. federal, state and foreign NOL carryforwards of approximately $18.2 million, $5.5 million and $10.8 million, respectively. We also have available U.S. federal and state research credit carryforwards of approximately $6.3 million and $2.9 million, respectively. The U.S. federal NOL carryforwards will expire at various dates beginning in fiscal 2021 through fiscal 2024, if not utilized. The state NOL carryforwards will begin to expire in fiscal 2021 through fiscal 2024, if not utilized. The U.S. federal research credit carryforwards will begin to expire in fiscal 2019 through 2022, if not utilized. Utilization of the U.S. federal and state NOL and research credit carryforwards are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions.

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)

Income tax provision at U.S. federal statutory rate	$34,150	$39,549	$56,529
State income taxes, net of U.S. federal benefit	1,383	2,723	3,343
Foreign taxes	(3,469)	(4,205)	(1,944)
Extraterritorial income exclusion	—	—	(491)
Research credits	(1,950)	(2,365)	(7,454)
Domestic production deduction	(1,421)	(2,202)	(944)
Reduction in valuation allowance	(148)	(2,604)	—
Other	3,560	913	625

Recorded income tax provision	$32,105	$31,809	$49,664

The increase in our effective tax rate in fiscal 2009 compared with fiscal 2008 was largely due to adjustments to our tax reserves associated with a proposed settlement in fiscal 2009 of the 2002 through 2006 U.S. Federal examination and a change in mix between domestic and foreign income. In addition, there was a large one-time benefit during fiscal 2008 associated with the reversal of the foreign net operating loss valuation allowance. These were partially offset by a more favorable state tax rate as well as full usage of the U.S. federal research credit that was partially delayed during the 2008 calendar year.

Unrecognized Tax Benefits

The FASB issued a new accounting pronouncement concerning the accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. On October 1, 2007, we adopted the standard as a change in accounting principle.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2002. We are currently in the final stages of an audit by the IRS for tax returns filed for fiscal 2002 through 2006 and by the California Franchise Tax Board for fiscal 2003 through 2005. We do not anticipate any adjustments related to those audits that will result in a material change to our financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Gross unrecognized tax benefits upon adoption on October 1, 2008	$26,265
Gross increases for tax positions in prior periods	3,566
Gross decreases for tax positions in prior periods	(2,141)
Gross increases based on tax positions related to the current year	1,802
Decreases for settlements and payments	(10,905)
Decreases due to statute expiration	—

Gross unrecognized tax benefits at September 30, 2009	$18,587

We had $18.6 million of total unrecognized tax benefits as of September 30, 2009. Included in the $18.6 million of total gross unrecognized tax benefits as of September 30, 2009 was $10.9 million of tax benefits that, if recognized, would impact the effective tax rate.

We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income. As of September 30, 2009, we have accrued interest of $1.1 million related to the unrecognized tax benefits.

16.	Stockholders’ Equity

Common Stock

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2009, 2008 and 2007, we expended $18.5 million, $116.6 million and $451.1 million, respectively, in connection with our repurchase of common stock under such programs.

We paid quarterly dividends on common stock of two cents per share, or eight cents per year, during each of fiscal 2009, 2008 and 2007.

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
Years Ended September 30, 2009, 2008 and 2007

will expire in August 2011, or they may be redeemed by the Company at a price of $0.001 per right prior to that date.

17.	Stock-Based Employee Benefit Plans

Description of Stock Option and Share Plans

We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. As of September 30, 2009, 5,789,963 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of September 30, 2009, 1,761,824 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. Stock option awards granted during fiscal 2009 typically had a maximum term of seven years and vested ratably over four years. Stock option awards granted prior to October 1, 2005, typically had a maximum term of ten years and vested ratably over four years.

We assumed all outstanding stock options held by former employees and non-employee directors of HNC Software, Inc. (“HNC”), who as of our acquisition date in fiscal 2002, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of September 30, 2009, 827,723 shares remained available for future grant under these option plans.

Description of Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“Purchase Plan”), we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December. The Purchase Plan was suspended effective January 1, 2009 and employees cannot contribute to the Purchase Plan until the suspension is repealed.

A total of approximately 192,000, 384,000 and 276,000 shares of our common stock with a weighted average purchase price of $14.33, $21.98 and $32.33 per share were issued under the Purchase Plan during fiscal 2009, 2008 and 2007, respectively. At September 30, 2009, 2,707,966 shares remained available for issuance.

Share-Based Compensation Expense

We recorded $19.9 million, $27.7 million and $35.5 million of share-based compensation expense for stock options, restricted stock units, non-vested shares and purchases under the Purchase Plan in fiscal years 2009, 2008 and 2007, respectively. The total tax benefit related to this share-based compensation expense was $7.5 million, $10.3 million and $13.1 million in fiscal 2009, 2008 and 2007, respectively. As of September 30, 2009, there was $30.1 million of total unrecognized compensation cost related to non-vested share-based

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.4 years.

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2009, 2008 and 2007:

	2009	2008	2007

Stock Options:
Average expected term (years)	4.31	4.89	4.79
Expected volatility (range)	45-48%	32-44%	28-31%
Weighted average volatility	47%	34%	29%
Risk-free interest rate (range)	1.1-2.3%	2.5-4.4%	3.9-5.0%
Average expected dividend yield	0.4%	0.2%	0.2%
Expected dividend yield (range)	0.4%	0.2-0.3%	0.2%

During fiscal 2008 we changed the terms of the Purchase Plan to eliminate the provision to purchase shares at the lower of the fair market value of the stock on the enrollment date (the first day of the offering period) or the fair market value on the exercise date (the last date of an offering period). The purchase price of the stock is 85% of the fair market value on the exercise date. The fair value of the shares purchased was calculated as the difference between the stock price at date of exercise and the employee purchase price. We used the following assumptions to estimate the fair value of shares purchased under our Employee Stock Purchase Plans during fiscal 2007:

2007

Employee Stock Purchase Plan:
Average expected term (years)	0.5
Expected volatility (range)	21-23%
Weighted average volatility	23%
Risk-free interest rate (range)	4.9-5.3%
Expected dividend (yield)	0.2%

The fair value of restricted stock units and non-vested shares granted is the fair value of our common stock on the date of grant. We amortize the fair value on a straight-line basis over the vesting period.

Expected Volatility.  We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

Expected Term.  The expected term represents the period that our stock options are expected to be outstanding. In fiscal 2009 and 2008, we estimated the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. In fiscal 2007, we estimated expected term consistent with the simplified method as allowed by accounting guidance. We elected to use the simplified method as we changed

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

the contractual life for share-based awards from ten to seven years starting in fiscal 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.

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

Stock-Based Activity

The following table summarizes option activity during fiscal 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at October 1, 2008	8,560	$34.50
Granted	1,086	14.23
Exercised	(148)	12.38
Forfeited	(356)	38.19
Expired	(1,788)	35.22

Outstanding at September 30, 2009	7,354	$31.60	4.17	$9,781

Options exercisable at September 30, 2009	5,367	$33.55	3.66	$2,788

The weighted average fair value of options granted during fiscal 2009, 2008 and 2007 were $5.40, $10.72 and $13.23, respectively. The aggregate intrinsic value of options outstanding at September 30, 2009 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.4 million shares that had exercise prices that were lower than the $21.49 market price of our common stock at September 30, 2009. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $0.8 million, $5.1 million and $49.6 million, respectively, determined as of the date of exercise.

The following table summarizes non-vested share activity during fiscal 2009:

		Weighted-
		Average
	Shares	Price
	(In thousands)

Outstanding at October 1, 2008	22	$35.61
Released	(10)	35.61
Forfeited	(2)	35.61

Outstanding at September 30, 2009	10	35.61

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

The following table summarizes restricted stock unit activity during fiscal 2009:

		Weighted-
		Average
	Shares	Price
	(In thousands)

Outstanding at October 1, 2008	988	$29.51
Granted	533	17.80
Released	(262)	29.73
Forfeited	(146)	29.56

Outstanding at September 30, 2009	1,113	23.83

The weighted average fair value of restricted stock units and non-vested shares granted during fiscal 2009, 2008 and 2007 were $17.80, $26.32 and $40.12, respectively. The total intrinsic value of restricted stock units and non-vested shares that vested during fiscal 2009, 2008 and 2007 was $4.1 million, $4.1 million and $1.1 million, respectively, determined as of the date of exercise.

We received $3.3 million in cash from stock option exercises and the issuance of stock under the Purchase Plan in fiscal 2009. The actual tax benefit that we realized for the tax deductions from option exercises totaled $0.4 million for that period.

Due primarily to our ongoing program of repurchasing shares on the open market; we had approximately 40.7 million treasury shares at September 30, 2009. We satisfy stock option exercises, Purchase Plan issuances and vesting of restricted stock units from this pool of treasury shares.

18.	Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) from continuing operations during fiscal 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands, except per share data)

Numerator for basic earnings per share: income from continuing operations	$65,465	$81,186	$111,851
Interest expense on senior convertible notes, net of tax	—	3	4

Numerator for diluted earnings per share from continuing operations	$65,465	$81,189	$111,855

Denominator — share:
Basic weighted - average shares	48,658	48,940	56,054
Effect of dilutive securities	118	433	1,494

Diluted weighted average shares	48,776	49,373	57,548

Earnings per share from continuing operations:
Basic	$1.35	$1.66	$2.00

Diluted	$1.34	$1.64	$1.94

The computation of diluted EPS for fiscal 2009, 2008 and 2007 excludes options to purchase approximately 7,189,000, 7,769,000 and 3,660,000 shares of common stock, respectively, because the options’

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.

19.	Related Party Transactions

We have a $10 million investment in convertible preferred stock in a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenues for the year ended September 30, 2009 included $0.3 million in maintenance revenue and $0.3 million in professional services revenue. Related party revenues for the year ended September 30, 2008 included $2.5 million in software license revenue, $0.1 million in maintenance revenue and $2.4 million in professional services revenue. The accounts receivable balance from this company was $0.6 million as of September 30, 2008.

20.	Segment Information

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

The following tables summarize segment information for fiscal 2009, 2008 and 2007:

	2009
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$338,753	$131,621	$111,174	$49,187	$630,735
Operating expenses	(267,978)	(55,733)	(117,171)	(41,467)	(482,349)

Segment operating income	$70,775	$75,888	$(5,997)	$7,720	148,386

Unallocated share-based compensation expense					(19,935)
Unallocated restructuring expense					(8,711)
Unallocated loss on sale of product lines					(2,993)

Operating income					116,747
Unallocated interest income					4,717
Unallocated interest expense					(25,481)
Unallocated other income, net					1,587

Income before income taxes					$97,570

Depreciation and amortization expense	$25,927	$5,015	$4,626	$2,851	$38,419

	2008
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$388,108	$156,816	$147,864	$52,054	$744,842
Operating expenses	(326,630)	(66,358)	(147,237)	(44,444)	(584,669)

Segment operating income	$61,478	$90,458	$627	$7,610	160,173

Unallocated share-based compensation expense					(27,724)
Unallocated restructuring expense					(10,166)

Operating income					122,283
Unallocated interest income					8,802
Unallocated interest expense					(20,335)
Unallocated other income, net					2,245

Income before income taxes					$112,995

Depreciation and amortization expense	$24,494	$5,443	$5,504	$2,700	$38,141

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

	2007
	Strategy			Analytic
	Machine	Scoring	Professional	Software
	Solutions	Solutions	Services	Tools	Total
	(In thousands)

Revenues	$404,881	$180,444	$147,430	$51,433	$784,188
Operating expenses	(331,472)	(65,127)	(140,526)	(50,362)	(587,487)

Segment operating income	$73,409	$115,317	$6,904	$1,071	196,701

Unallocated share-based compensation expense					(35,460)
Unallocated restructuring expense					(2,455)
Unallocated gain on sale of product line					1,541

Operating income					160,327
Unallocated interest income					13,527
Unallocated interest expense					(12,766)
Unallocated other income, net					427

Income before income taxes					$161,515

Depreciation and amortization expense	$28,081	$8,301	$7,039	$3,229	$46,650

Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2009, 2008 and 2007, the majority of which were derived from the sale of products and services within the consumer credit, financial services and insurance industries:

	2009		2008		2007
			(Dollars in thousands)

Strategy Machine Solutions	$338,753	53%	$388,108	52%	$404,881	51%
Scoring Solutions	131,621	21%	156,816	21%	180,444	23%
Professional Services	111,174	18%	147,864	20%	147,430	19%
Analytic Software Tools	49,187	8%	52,054	7%	51,433	7%

	$630,735	100%	$744,842	100%	$784,188	100%

Within our Strategy Machine Solutions segment our customer management solutions accounted for 10%, 9% and 8% of total revenues in each of fiscal 2009, 2008 and 2007, respectively, and our fraud solutions accounted for 17%, 15% and 15% of total revenues in each of these periods, respectively.

Effective October 1, 2009, we implemented an organizational restructuring that consolidated our current operating segment structure from four segments to three.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2009, 2008 and 2007. No individual country outside of the United States and the United Kingdom accounted for 10% or more of revenue in any of these years.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

	2009		2008		2007
			(Dollars in thousands)

United States	$430,958	68%	$498,526	67%	$543,243	69%
United Kingdom	49,625	8%	68,500	9%	79,326	10%
Other International	150,152	24%	177,816	24%	161,619	21%

	$630,735	100%	$744,842	100%	$784,188	100%

During fiscal 2009, 2008 and 2007, no individual customer accounted for 10% or more of our total revenues; however, we derive a substantial portion of our revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 19% of our total revenues in fiscal 2009. At September 30, 2009 and 2008, no individual customer accounted for 10% or more of total consolidated receivables.

Our property and equipment, net, on a geographical basis are summarized below at September 30, 2009 and 2008. At September 30, 2009 and 2008, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	2009		2008
	(Dollars in thousands)

United States	$31,183	91%	$41,628	90%
International	3,157	9%	4,732	10%

	$34,340	100%	$46,360	100%

21.	Commitments

Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2009:

	Future
	Minimum
	Lease	Other
Fiscal Year	Commitments	Commitments
	(In thousands)

2010	$22,472	$5,800
2011	15,661	13,100
2012	13,460	4,000
2013	11,296	2,000
2014	10,813	—
Thereafter	36,054	—

	$109,756	$24,900

Lease Commitments

The above amounts have been reduced by contractual sublease commitments totaling $2.1 million, $1.6 million, $1.5 million, $0.7 million, and $0.4 million in fiscal 2010 through 2014, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $24.4 million, $28.6 million and $24.1 million during fiscal 2009, 2008 and 2007, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

Other Commitments

In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.

We are also a party to a management agreement with 22 of our executives providing for certain payments and other benefits in the event of a qualified change in control of FICO, coupled with a termination of the officer during the following year.

22.	Contingencies

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

23.	Guarantees

In the ordinary course of business, we are not subject to potential obligations under guarantees, except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements and certain supplier agreements, including underwriter agreements, as well as standard indemnification agreements that we have executed with certain of our officers and directors, and give rise only to the disclosure in the consolidated financial statements. In addition, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

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

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2009. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009
	(In thousands, except per share data)

Revenues	$163,460	$159,335	$156,018	$151,922
Cost of revenues(2)	59,019	53,476	48,160	45,793

Gross profit	104,441	105,859	107,858	106,129

Income from continuing operations	12,110	18,108	18,139	17,108
Loss from discontinuing operations	—	(363)	—	—

Net income	$12,110	$17,745	$18,139	$17,108

Basic earnings (loss) per share(1):
Continuing operations	$0.25	$0.37	$0.37	$0.35
Discontinued operations	—	(0.01)	—	—

Total	$0.25	$0.36	$0.37	$0.35

Diluted earnings (loss) per share(1):
Continuing operations	$0.25	$0.37	$0.37	$0.35
Discontinued operations	—	(0.01)	—	—

Total	$0.25	$0.36	$0.37	$0.35

Shares used in computing earnings per share:
Basic	48,478	48,813	48,835	48,513
Diluted	48,522	48,828	48,986	48,772

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2009, 2008 and 2007

	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008
	(In thousands, except per share data)

Revenues	$190,106	$193,234	$183,315	$178,187
Cost of revenues(2)	66,972	72,946	68,709	66,290

Gross profit	123,134	120,288	114,606	111,897

Income from continuing operations	20,836	17,774	18,798	23,778
Income (loss) from discontinuing operations	(650)	(4,287)	7,703	—

Net income	$20,186	$13,487	$26,501	$23,778

Basic earnings (loss) per share(1):
Continuing operations	$0.42	$0.36	$0.39	$0.49
Discontinued operations	(0.02)	(0.08)	0.16	—

Total	$0.40	$0.28	$0.55	$0.49

Diluted earnings (loss) per share(1):
Continuing operations	$0.41	$0.36	$0.38	$0.49
Discontinued operations	(0.02)	(0.08)	0.16	—

Total	$0.39	$0.28	$0.54	$0.49

Shares used in computing earnings per share:
Basic	50,042	48,760	48,521	48,431
Diluted	51,200	48,961	48,727	48,596

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.

(2)	Cost of revenues excludes amortization expense for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 of $1.5 million, $1.9 million, $2.0 million, $2.0 million, $1.7 million, $1.7 million, $1.7 million and $1.7 million, respectively.

(3)	Restructuring expenses (income) for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 were ($0.4) million, $6.1 million, $2.2 million, $2.3 million, $8.1 million, $0.9 million and ($0.2) million, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures are effective to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure.

No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2009, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2010.

The required information regarding our Executive Officers is contained in Part I of this Annual Report on Form 10-K.

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2010.

FICO has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our web site located at www.fico.com. FICO intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its web site. FICO also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the web site cited above. The required information regarding the Company’s corporate governance guidelines and committee charters is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 2, 2010.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information under the captions “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2010.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3.	Exhibits:

Exhibit
Number	Description

3.1	By-laws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 28, 2009.)
3.2	Composite Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement, File No. 333-114364, filed April 9, 2004.)
4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)
4.2	Amendment Number 1, dated May 21, 2009, to the Rights Agreement between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 26, 2009.)
4.3	Form of Rights Certificate. (Included in Exhibit 4.1.)
10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-62492, filed June 7, 2001.)(1)
10.2	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.3	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.)(1)
10.4	HNC’s 1998 Stock Option Plan, as amended through September 1, 2000, and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.7	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.9	Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.10	Fair, Isaac Supplemental Retirement and Savings Plan (As amended and restated effective January 1, 2009) (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.11	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by HNC. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

Exhibit
Number	Description

10.12	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to HNC’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by HNC. (Incorporated by reference to Exhibit 4.01 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by HNC. (Incorporated by reference to Exhibit 4.03 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by HNC and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to HNC’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin). (Incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.19	Strategic Partnership Agreement dated as of October 23, 2000, between HNC and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001. (Incorporated by reference to Exhibit 10.35 to HNC’s Form 10-K, as amended, for the year ended December 31, 2000.)
10.20	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)
10.21	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on December 9, 2008.)
10.22	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2009.)
10.23	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2008.)
10.24	2002 Stock Bonus Plan of the Company. (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 Registration Statement, File No. 333-97695, filed August 6, 2002.)(1)
10.25	Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.26	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.)(1)
10.27	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2008.)(1)
10.28	Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.)(1)

Exhibit
Number		Description

10.29		Braun’s Amended and Restated 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to Braun’s Form S-1 Registration Statement, File No. 333-31824, filed March 6, 2000.)(1)
10.30		Braun’s 1998 Employee Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.7 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)
10.31		Braun’s 1998 Executive Long-Term Stock Investment Plan. (Incorporated by reference to Exhibit 10.8 to Braun’s Form S-1 Registration Statement, File No. 333-79251, filed May 25, 1999.)(1)
10.32		Braun’s 1999 Independent Director Stock Option Plan. (Incorporated by reference to Exhibit 10 to Braun’s Form 10-Q for the fiscal quarter ended September 30, 1999.)(1)
10.33		Braun’s Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc. (Incorporated by reference to Exhibit 99.5 to Braun’s Form S-8 Registration Statement, File No. 333-30788, filed February 18, 2000.)(1)
10.34		Braun’s 2002 Employee Long-Term Stock Investment Plan, as amended. (Incorporated by reference to Exhibit 99.1 to Braun’s Form S-8 Registration Statement, File No. 333-110448, filed November 11, 2003.)(1)
10.35		Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.)(1)
10.36		2001 Equity Incentive Plan as adopted April 10, 2001, and amended May 15, 2005. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)(1)
10.37		2003 Employment Inducement Award Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.2 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)(1)
10.38		1992 Long-Term Incentive Plan as amended effective December 22, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2008.)(1)
10.39		Description of Outside Director compensation program. (Incorporated by reference to Item 1.01 of Fair Isaac’s Form 8-K filed on September 1, 2005.)
10.40		Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.)(1)
10.41		Credit Agreement among Fair Isaac, Wells Fargo Bank, National Association, U.S. Bank National Association, Bank of America, N.A., and JPMorgan Chase Bank, N.A., dated October 20, 2006. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on October 23, 2006.)
10	.42*	Management Incentive Plan, Fiscal 2010.(1)
10.43		Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007).(1)
10.44		Management Agreement entered into with Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.45		Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 25, 2007).
10.46		Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell (Incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on October 22, 2007).(1)
10.47		Management Agreement entered into with Mark R. Scadina. (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)

Exhibit
Number		Description

10.48		Management Agreement entered into with Laurent F. Pacalin. (Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.49		Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Michael H. Campbell. (Incorporated by reference to Exhibit 10.58 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.50		Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.51		Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.52		Letter Agreement entered into on March 11, 2009 by and between Fair Isaac Corporation and Thomas Bradley. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2009.)(1)
10.53		Transition Agreement dated November 16, 2009 by and between Fair Isaac Corporation and Michael H. Campbell. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2009.)(1)
10.54		Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2009.)(1)
12	.1*	Computations of ratios of earnings to fixed charges.
21	.1*	List of Company’s subsidiaries.
23	.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31	.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31	.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32	.1*	Section 1350 Certification of CEO.
32	.2*	Section 1350 Certification of CFO.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ THOMAS A. BRADLEY
Thomas A. Bradley
Executive Vice President
and Chief Financial Officer

DATE: November 24, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas A. Bradley his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. MARK N. GREENE Dr. Mark N. Greene	Chief Executive Officer (Principal Executive Officer) and Director	November 24, 2009

/s/ THOMAS A. BRADLEY Thomas A. Bradley	Executive Vice President. Chief Financial Officer (Principal Financial Officer)	November 24, 2009

/s/ MICHAEL J. PUNG Michael J. Pung	Vice President, Finance (Principal Accounting Officer)	November 24, 2009

/s/ A. GEORGE BATTLE A. George Battle	Director	November 24, 2009

/s/ NICHOLAS F. GRAZIANO Nicholas F. Graziano	Director	November 24, 2009

/s/ ALEX W. HART Alex W. Hart	Director	November 24, 2009

/s/ JAMES D. KIRSNER JAMES KIRSNER	Director	November 24, 2009

/s/ WILLIAM J. LANSING William J. Lansing	Director	November 24, 2009

/s/ ALLAN Z. LOREN Allan Z. Loren	Director	November 24, 2009

/s/ JOHN S. MCFARLANE John S. McFarlane	Director	November 24, 2009

/s/ MARGARET L. TAYLOR Margaret L. Taylor	Director	November 24, 2009

/s/ DUANE E. WHITE Duane E. White	Director	November 24, 2009

EXHIBIT INDEX

To Fair Isaac Corporation
Report On Form 10-K For The Fiscal Year Ended September 30, 2009

Exhibit
Number	Description

3.1	By-laws of the Company.	Incorporated by Reference
3.2	Composite Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference
4.1	Rights Agreement dated as of August 8, 2001, between Fair,	Incorporated by Reference
Isaac and Company, Incorporated and Mellon Investor Services
LLC, which includes as Exhibit B the form of Rights
Certificate and as Exhibit C the Summary of Rights.
4.2	Amendment Number 1, dated May 21, 2009, to the Rights Agreement between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC.	Incorporated by Reference
4.3	Form of Rights Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference
10.1	HNC’s 2001 Equity Incentive Plan and related form of Stock	Incorporated by Reference
Option Agreement.
10.2	HNC’s 1995 Directors Stock Option Plan, as amended through	Incorporated by Reference
April 30, 2000.
10.3	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference
10.4	HNC’s 1998 Stock Option Plan, as amended through September	Incorporated by Reference
1, 2000, and related form of option agreement.
10.5	Aptex Software Inc. 1996 Equity Incentive Plan assumed by	Incorporated by Reference
HNC.
10.6	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock	Incorporated by Reference
Option Agreement and Stock Option Exercise Agreement.
10.7	Form of Advanced Information Management Solutions, Inc.	Incorporated by Reference
Stock Option Agreement.
10.8	ONYX Technologies, Inc. 1999 Stock Plan assumed by HNC.	Incorporated by Reference
10.9	Form of ONYX Technologies, Inc. Stock Option Agreement.	Incorporated by Reference
10.10	Fair, Isaac Supplemental Retirement and Savings Plan effective January 1, 2009.	Incorporated by Reference
10.11	The Center for Adaptive Systems Applications, Inc. 1995	Incorporated by Reference
Stock Option Plan assumed by HNC.
10.12	Forms of The Center for Adaptive Systems Applications, Inc.	Incorporated by Reference
Stock Option Agreements.
10.13	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by	Incorporated by Reference
HNC.
10.14	Forms of eHNC Inc. Stock Option Agreements and Stock Option	Incorporated by Reference
Exercise Agreements under the eHNC Inc. 1999 Equity
Incentive Plan.
10.15	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by	Incorporated by Reference
HNC.

Exhibit
Number	Description

10.16	Forms of eHNC Inc. Stock Option Agreements and Stock Option	Incorporated by Reference
Exercise Agreements under the eHNC Inc. 1999 Executive
Equity Incentive Plan.
10.17	Systems/Link Corporation 1999 Stock Option Plan assumed by	Incorporated by Reference
HNC and related forms of agreements.
10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin).	Incorporated by Reference
10.19	Strategic Partnership Agreement dated as of October 23,	Incorporated by Reference
2000, between HNC and GeoTrust, Inc., as amended by
Amendment No. 1 dated March 6, 2001.
10.20	Form of Indemnity Agreement entered into by the Company with	Incorporated by Reference
the Company’s directors and executive officers.
10.21	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group.	Incorporated by Reference
10.22	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group.	Incorporated by Reference
10.23	Note Purchase Agreement	Incorporated by Reference
10.24	2002 Stock Bonus Plan of the Company.	Incorporated by Reference
10.25	Stock Option Agreement with A. George Battle entered into as	Incorporated by Reference
of February 5, 2002.
10.26	Form of Non-Qualified Stock Option Agreement effective July 18, 2007.	Incorporated by Reference
10.27	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan.	Incorporated by Reference
10.28	Form of Restricted Stock Unit Agreement effective July 18, 2007	Incorporated by Reference
10.29	Braun’s Amended and Restated 1995 Director Stock Option Plan.	Incorporated by Reference
10.30	Braun’s 1998 Employee Long-Term Stock Investment Plan.	Incorporated by Reference
10.31	Braun’s 1998 Executive Long-Term Stock Investment Plan.	Incorporated by Reference
10.32	Braun’s 1999 Independent Director Stock Option Plan.	Incorporated by Reference
10.33	Braun’s Non Qualified Stock Option Plan of Emerging.	Incorporated by Reference
Technologies Consultants, Inc.
10.34	Braun’s 2002 Employee Long-Term Stock Investment Plan,	Incorporated by Reference
as amended.
10.35	Letter providing terms of offer of employment by the Company to	Incorporated by Reference
Michael H. Campbell dated April 15, 2005.
10.36	2001 Equity Incentive Plan as adopted April 10, 2001, and	Incorporated by Reference
amended May 15, 2005.
10.37	2003 Employment Inducement Award Plan as amended effective	Incorporated by Reference
May 15, 2005.
10.38	1992 Long-Term Incentive Plan as amended effective December 22, 2008.	Incorporated by Reference
10.39	Description of Outside Director compensation program.	Incorporated by Reference
10.40	Form of Restricted Stock Agreement under 1992 Long-Term	Incorporated by Reference
Incentive Plan.

Exhibit
Number	Description

10.41	Credit Agreement among Fair Isaac, Wells Fargo Bank, National	Incorporated by Reference
Association, U.S. Bank National Association, Bank of America,
N.A., and JPMorgan Chase Bank, N.A., dated October 20, 2006.
10.42	Management Incentive Plan, Fiscal 2010	Filed Electronically
10.43	Employment Agreement dated February 13, 2007 entered into with Dr. Mark N. Greene.	Incorporated by Reference.
10.44	Management Agreement entered into with Dr. Mark N. Greene.	Incorporated by Reference
10.45	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007.	Incorporated by Reference.
10.46	Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell	Incorporated by Reference
10.47	Management Agreement entered into with Mark R. Scadina	Incorporated by Reference
10.48	Management Agreement entered into with Laurent F. Pacalin	Incorporated by Reference
10.49	Letter Agreement entered into on June 30, 2008 between Fair Isaac Corporation and Michael H. Campbell.	Incorporated by Reference
10.50	Letter Agreement entered into on June 30, 2008 between Fair Isaac Corporation and Dr. Mark N. Greene	Incorporated by Reference
10.51	Offer Letter entered into on May 29, 2007 between Fair Isaac Corporation and Mark R. Scadina.	Incorporated by Reference
10.52	Letter Agreement entered into on March 11, 2009 by and between Fair Isaac Corporation and Thomas Bradley.	Incorporated by Reference
10.53	Transition Agreement dated November 16, 2009 by and between Fair Isaac Corporation and Michael H. Campbell.	Incorporated by Reference
10.54	Voting Agreement dated May 21, 2009 be and between Fair Isaac Corporation and Southeastern Asset Management.	Incorporated by Reference
12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically
21.1	List of Company’s subsidiaries.	Filed Electronically
23.1	Consent of Deloitte & Touche LLP, independent registered public	Filed Electronically
accounting firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32.1	Section 1350 Certifications of CEO.	Filed Electronically
32.2	Section 1350 Certifications of CFO.	Filed Electronically