Form 10-Q
period 2009-12-31
FAIR ISAAC CORP
filed 2010-02-08
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting Company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on January 31, 2010 was 46,495,026 (excluding 42,361,757 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2009	2009
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$206,207	$178,157
Marketable securities available for sale, current portion	131,051	139,673
Accounts receivable, net	98,407	101,742
Prepaid expenses and other current assets	23,794	22,986

Total current assets	459,459	442,558

Marketable securities available for sale, less current portion	34,148	61,371
Other investments	11,074	11,074
Property and equipment, net	33,701	34,340
Goodwill	668,500	667,640
Intangible assets, net	35,152	38,255
Deferred income taxes	36,669	38,100
Other assets	9,871	10,550

	$1,288,574	$1,303,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,714	$8,593
Accrued compensation and employee benefits	21,019	28,139
Other accrued liabilities	41,849	38,183
Deferred revenue	43,301	39,673

Total current liabilities	113,883	114,588

Revolving line of credit	295,000	295,000
Senior notes	275,000	275,000
Other liabilities	18,116	19,031

Total liabilities	701,999	703,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued, 46,546 and 48,156 shares outstanding at December 31, 2009 and September 30, 2009,respectively)	465	482
Paid-in-capital	1,104,204	1,106,292
Treasury stock, at cost (42,311 and 40,701 shares at December 31, 2009 and September 30, 2009, respectively)	(1,404,584)	(1,375,400)
Retained earnings	903,063	886,324
Accumulated other comprehensive loss	(16,573)	(17,429)

Total stockholders’ equity	586,575	600,269

	$1,288,574	$1,303,888

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended December 31,
	2009	2008
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$115,106	$123,658
Professional services	26,237	28,080
License	10,153	11,722

Total revenues	151,496	163,460

Operating expenses:
Cost of revenues (1)	42,519	59,019
Research and development	18,976	18,121
Selling, general and administrative (1)	55,203	54,769
Amortization of intangible assets (1)	3,165	3,247
Restructuring	—	8,078

Total operating expenses	119,863	143,234

Operating income	31,633	20,226
Interest income	539	1,655
Interest expense	(5,408)	(7,158)
Other income (expense), net	(381)	1,446

Income from operations before income taxes	26,383	16,169
Provision for income taxes	8,697	4,059

Net income	$17,686	$12,110

Earnings per share:
Basic	$0.37	$0.25

Diluted	$0.37	$0.25

Shares used in computing earnings per share:
Basic	47,606	48,478

Diluted	47,915	48,522

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-in-		Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Treasury Stock	Earnings	Loss	Equity	Income
	(In thousands)
Balance at September 30, 2009	48,156	$482	$1,106,292	$(1,375,400)	$886,324	$(17,429)	$600,269
Share-based compensation	—	—	4,535	—	—	—	4,535
Exercise of stock options	33	—	(658)	1,101	—	—	443
Tax effect from share-based payment arrangements	—	—	(1,970)	—	—	—	(1,970)
Repurchases of common stock	(1,736)	(17)	—	(33,376)	—	—	(33,393)
Issuance of ESPP shares from treasury	1	—	(7)	18	—	—	11
Issuance of restricted stock to employees from treasury	92	—	(3,988)	3,073	—	—	(915)
Dividends paid	—	—	—	—	(947)	—	(947)
Net income	—	—	—	—	17,686	—	17,686	$17,686
Unrealized loss on investments	—	—	—	—	—	(203)	(203)	(203)
Cumulative translation adjustments	—	—	—	—	—	1,059	1,059	1,059

Balance at December 31, 2009	46,546	$465	$1,104,204	$(1,404,584)	$903,063	$(16,573)	$586,575	$18,542

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$17,686	$12,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,087	9,583
Share-based compensation	4,535	5,471
Deferred income taxes	—	1,531
Tax effect from share-based payment arrangements	(1,970)	210
Excess tax benefits from share-based payment arrangements	(233)	(117)
Net amortization of premium on marketable securities	500	188
Provision for doubtful accounts, net	(250)	499
Net loss on sales of property and equipment	94	30
Changes in operating assets and liabilities
Accounts receivable	3,706	19,755
Prepaid expenses and other assets	(361)	(928)
Accounts payable	(716)	(448)
Accrued compensation and employee benefits	(7,194)	(3,224)
Other liabilities	5,033	(14,478)
Deferred revenue	2,339	6,482

Net cash provided by operating activities	31,256	36,664

Cash flows from investing activities:
Purchases of property and equipment	(4,488)	(5,554)
Cash proceeds from sale of product line assets	397	—
Purchases of marketable securities	(28,081)	(55,852)
Proceeds from maturities of marketable securities	63,316	54,240
Distribution from cost method investees	—	1,300

Net cash provided by (used in) investing activities	31,144	(5,866)

Cash flows from financing activities:
Cash provided by (used in) issuances of common stock under employee stock option and purchase plans	(461)	3,222
Dividends paid	(947)	(970)
Repurchases of common stock	(33,393)	—
Excess tax benefits from share-based payment arrangements	233	117

Net cash provided by (used in) financing activities	(34,568)	2,369

Effect of exchange rate changes on cash	218	(5,639)

Increase in cash and cash equivalents	28,050	27,528
Cash and cash equivalents, beginning of year	178,157	129,678

Cash and cash equivalents, end of year	$206,207	$157,206

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,958	$15,687
Cash paid for interest	$10,002	$11,965
See accompanying notes to condensed consolidated financial statements.

1.	Nature of Business
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
Principles of Consolidation and Basis of Presentation
     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2009. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
     The condensed consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs and deferred tax assets; the benefits related to uncertain tax positions, the determination of the fair value of stock-based compensation, the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.
Adoption of Recent Accounting Pronouncements
     On October 1, 2009 we adopted new guidance on the accounting for business combinations. The guidance states that business combinations will result in all assets and liabilities of an acquired business being recorded at their fair values including contingent assets and liabilities. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. This guidance has been applied to all acquisitions contemplated after October 1, 2009.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on non-controlling interests in consolidated financial statements. The guidance clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. We adopted this guidance on October 1, 2009. The adoption of this guidance had an immaterial effect on our consolidated financial statements.
     On October 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not impact our consolidated financial statements.
     On October 1, 2009, we adopted new accounting guidance for measuring liabilities at fair value. This guidance clarifies that the quoted price for an identical liability is a Level 1 measurement when no adjustments to the quoted price are necessary. If quoted prices for identical liabilities are not available, the guidance provides valuation techniques to be used in determining the fair value of the liability. The adoption of this standard did not impact our consolidated financial statements during the first quarter of fiscal 2010.
     In May 2008, the FASB issued new guidance on the accounting for convertible instruments that may be settled in cash upon conversion. The guidance requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. We adopted this guidance on October 1, 2009. The guidance changed the accounting treatment for our Senior Convertible Notes, which were issued in August 2003; however, the only retrospective adjustment to our financial statements is a reclassification between equity accounts. The guidance does not require retrospective adoption if the instruments were not outstanding during any of the periods presented in the annual financial statements for the period of adoption, or if restatement would only lead to a reclassification between its opening equity accounts for periods presented in the annual financial statements. As a result, the adoption of this guidance did not impact our consolidated financial statements.
     On October 1, 2009, we adopted new guidance to be used in determining the useful life of intangible assets. The guidance amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this guidance did not affect our consolidated financial statements.
2.	Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended December 31,
	2009	2008
	(In thousands)
Cost of revenues	$1,739	$1,723
Selling, general and administrative expenses	1,426	1,524

	$3,165	$3,247

     Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets (excluding goodwill) were $35.2 million and $38.3 million, net of accumulated amortization of $107.8 million and $107.7 million, as of December 31, 2009 and September 30, 2009, respectively.
     Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2009, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2010	$7,829
2011	7,750
2012	6,173
2013	4,156
2014	2,407
Thereafter	6,837

$35,152

3.	Restructuring Expenses
     The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018.

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	December 31,
	2009	Additions	Payments	Reversals	2009
	(In thousands)
Facilities charges	$3,771	$—	$(341)	$—	$3,430
Less: current portion	(1,361)				(1,121)

Non-current	$2,410				$2,309

     During the first quarter of fiscal 2009, in connection with our reengineering initiative, we incurred net charges totaling $8.1 million consisting mainly of $5.9 million for severance costs associated with the reduction of 255 positions throughout the company and $2.6 million associated with vacating excess leased space. In addition, we reversed $0.4 million of accrued expenses as a result of a favorable lease termination agreement that we entered into for office space that was previously vacated. Cash payments for the severance costs were paid during fiscal 2009. There were no restructuring expenses incurred during the quarter ended December 31, 2009.
4.	Sale of Product Line Assets
     In June 2009, we sold the assets associated with our LiquidCredit® for Telecom (“LCT”) and RoamEx® product lines. LCT and RoamEx solutions were included primarily in our Applications segment. The LCT sale, which was for $3.5 million, included a $0.5 million receivable for post-closing working capital adjustments. The RoamEx sale, which was for $2.7 million, included a $1.4 million escrow balance and a $0.3 million receivable for post-closing working capital adjustments. Revenues attributable to the LCT and RoamEx product lines were $5.4 million during the quarter ended December 31, 2008.
5.	Composition of Certain Financial Statement Captions

	December 31, 2009	September 30, 2009
	(In thousands)
Property and equipment	$210,255	$206,068
Less: accumulated depreciation and amortization	(176,554)	(171,728)

	$33,701	$34,340

6.	Share-Based Payments
     We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. Stock option awards granted during fiscal 2010 typically had a maximum term of seven years and vested ratably over four years.

     The following table summarizes option activity during the quarter ended December 31, 2009:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2009	7,354	$31.60
Granted	528	20.31
Exercised	(33)	13.54
Forfeited	(94)	26.82
Expired	(440)	36.10

Outstanding at December 31, 2009	7,315	30.65	4.13	$9,813

     The following table summarizes restricted stock unit activity during the quarter ended December 31, 2009:

		Weighted-
		average
	Shares	Price
	(In thousands)
Outstanding at October 1, 2009	1,113	$23.83
Granted	233	20.31
Released	(137)	26.45
Forfeited	(61)	23.92

Outstanding at December 31, 2009	1,148	22.80

7. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended December 31,
	2009	2008
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:

Net Income	$17,686	$12,110

Denominator — share:
Basic weighted-average shares	47,606	48,478
Effect of dilutive securities	309	44

Diluted weighted-average shares	47,915	48,522

Earnings per share:
Basic	$0.37	$0.25

Diluted	$0.37	$0.25

     The computation of diluted EPS for the quarters ended December 31, 2009 and 2008, excludes options to purchase approximately 5,476,000 and 7,949,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.

8. Segment Information
     Effective October 1, 2009, we implemented an organizational restructuring resulting in a consolidation of our current operating segment structure from four segments to three. Also, in the first quarter of fiscal 2010, we changed our segment operating income reporting measure to exclude certain corporate general and administrative expenses. Previously, corporate expenses, which mainly include finance, legal and human resource related expenses, were allocated to the segments. In addition, amortization expense is no longer allocated to the individual segments. All periods presented have been restated to reflect these changes. The new segments are as follows:
•     Applications. This segment includes the former Strategy Machine SolutionsTM segment, excluding our myFICO® solutions for consumers, and associated professional services. Our Applications products are pre-configured Decision Management applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and insurance claims management.
•     Scores. This segment includes our business-to-business scoring solutions, our myFICO® solutions for consumers (previously included in the Strategy MachineTM Solutions segment) and associated professional services. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to clients directly.
•     Tools. This segment includes the former Analytic Software Tools segment and associated professional services. The Tools segment is composed of software tools that clients can use to create their own custom Decision Management applications.
     The former Professional Services segment, which represents delivery and integration services, has been included within the applicable segment to which the services relate and is no longer its own segment.
     Our Chief Executive Officer evaluates segment financial performance based on segment revenues and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel and depreciation. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate share-based compensation expense, restructuring expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation amounts are allocated to the segments from their internal cost centers as described above.

     The following tables summarize segment information for the quarters ended December 31, 2009 and 2008:

	Quarter Ended December 31, 2009
				Unallocated Corporate
	Applications	Scores	Tools	Expenses	Total
			(In thousands)
Segment revenues:
Transactional and maintenance	$66,734	$41,143	$7,229	$—	$115,106
Professional services	21,462	410	4,365	—	26,237
License	4,676	—	5,477	—	10,153

Total segment revenues	92,872	41,553	17,071	—	151,496
Segment operating expense	(67,180)	(14,278)	(14,179)	(16,526)	(112,163)

Segment operating income	$25,692	$27,275	$2,892	$(16,526)	39,333

Unallocated share-based compensation expense					(4,535)
Unallocated amortization expense					(3,165)

Operating income					31,633
Unallocated interest income					539
Unallocated interest expense					(5,408)
Unallocated other expense, net					(381)

Income before income taxes					$26,383

Depreciation expense	$3,734	$342	$513	$333	$4,922

	Quarter ended December 31, 2008
				Unallocated Corporate
	Applications	Scores	Tools	Expenses	Total
			(In thousands)
Segment revenues:
Transactional and maintenance	$69,590	$47,464	$6,604	$—	$123,658
Professional services	20,937	177	6,966	—	28,080
License	4,418	—	7,304	—	11,722

Total segment revenues	94,945	47,641	20,874	—	163,460
Segment operating expense	(75,593)	(15,273)	(16,985)	(18,587)	(126,438)

Segment operating income	$19,352	$32,368	$3,889	$(18,587)	37,022

Unallocated share-based compensation expense					(5,471)
Unallocated amortization expense					(3,247)
Unallocated restructuring expense					(8,078)

Operating income					20,226
Unallocated interest income					1,655
Unallocated interest expense					(7,158)
Unallocated other income, net					1,446

Income before income taxes					$16,169

Depreciation expense	$4,818	$437	$588	$493	$6,336

9. Fair Value Measurements
     In fiscal 2009, we adopted guidance for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). These include cash equivalents, available-for-sale marketable securities, and our derivative financial instruments. We adopted the remaining aspects of the fair value measurement standard relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective October 1, 2009.
     Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.
•	Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 securities are comprised of money market funds and certain equity securities.

•	Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 securities are comprised of U.S. government and corporate debt obligations that are generally held to maturity.

•	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table represents financial assets that we measured at fair value on a recurring basis at December 31, 2009:

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
December 31, 2009	(Level 1)	(Level 2)	December 31, 2009
Assets:
Cash equivalents (1)	$141,991	$—	$141,991
U.S. corporate debt (2)	—	11,597	11,597
Non U.S. corporate debt (2)	—	42,838	42,838
U.S. government obligations (2)	—	106,781	106,781
Marketable securities (3)	3,982	—	3,982

Total	$145,973	$161,216	$307,189

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
September 30, 2009	(Level 1)	(Level 2)	September 30, 2009
Assets:
Cash equivalents (1)	$113,468	$—	$113,468
U.S. corporate debt (2)	—	11,697	11,697
Non U.S. corporate debt (2)	—	38,977	38,977
U.S. government obligations (2)	—	146,610	146,610
Marketable securities (3)	3,760	—	3,760

Total	$117,228	$197,284	$314,512

(1)	Included in cash and cash equivalents on our balance sheet at December 31, 2009 and September 30, 2009. Not included in this table are cash deposits of $64.2 million and $64.7 million at December 31, 2009 and September 30, 2009, respectively.

(2)	Included in marketable securities (short-term and long-term) on our balance sheet at December 31, 2009 and September 30, 2009, respectively.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at December 31, 2009 and September 30, 2009.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As previously discussed, we adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis on October 1, 2009. Assets and liabilities subject to this new guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments and non-financial assets and liabilities measured at fair value in business combinations. The adoption of this new guidance did not affect our financial position, results of operations or cash flows for the periods presented.
10. Derivative Financial Instruments
     We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign currency denominated accounts receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their functional currency. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign currency exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro, Canadian dollar and Japanese yen.
     Foreign currency denominated accounts receivable and cash balances are re-measured at foreign currency rates in effect on the balance sheet date with the effects of changes in foreign currency rates reported in other income (expense), net. The forward contracts are not designated as hedges and are marked to market through other income (expense), net. Fair value changes in the forward contracts help mitigate the changes in the value of the re-measured accounts receivable and cash balances attributable to changes in foreign currency exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

     The following table summarizes the fair value of our derivative instruments and their location in the consolidated balance sheet:

December 31, 2009
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—
     The following table summarizes our outstanding forward foreign currency contracts, by currency at December 31, 2009:

	December 31, 2009
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,050	$997	$—
Euro (EUR)	EUR 6,100	8,780	—
Japanese yen (JPY)	JPY 34,000	368	—

Buy foreign currency:
British pound (GBP)	GBP 3,459	5,600	—
     The forward foreign currency contracts were all entered into on December 31, 2009; therefore, the fair value was $0 on that date.
     The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

Quarter ended December 31, 2009	Gain on Derivatives Recognized in Income
	Location	Amount
	(In thousands)
Foreign currency forward contracts	Other income (expense), net	$220
11. Income Taxes
     Effective Tax Rate
     The effective income tax rate for the three months ended December 31, 2009 was 33.0% compared to 25.1% for the three months ended December 31, 2008. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate in the first quarter of 2010 was primarily due to the expiration of the Federal Research and Development credit. Further changes were a result of changes in the foreign and domestic earnings mix.
     The total unrecognized tax benefit for uncertain tax positions at December 31, 2009 is estimated to be approximately $19.6 million. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. We recognize interest earned as interest income in our consolidated statements of income. As of December 31, 2009, we have accrued interest of $1.1 million related to the unrecognized tax benefits.
12. Revolving Line of Credit
     We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on October 20, 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. As of December 31, 2009, we were in compliance with all covenants under this revolving line of credit and we had $295.0 million of borrowings outstanding at an interest rate of 0.6%.
13. Senior Notes
     In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving line of credit including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreement for the Senior Notes also includes covenants typical of unsecured facilities.
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
15. New Accounting Pronouncements Not Yet Adopted
     In June 2009, the FASB issued new accounting guidance related to the consolidation of variable interest entities. The guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We are in the process of determining what effect, if any; the adoption of this guidance will have on our consolidated financial statements.
     In September 2009, the FASB issued new accounting guidance related to non-software revenue arrangements with multiple deliverables. The guidance eliminates the requirement for entities to have objective and reliable evidence of fair value to separately account for deliverables. In many cases, this will create more units of accounting and less revenue deferral because certain deliverables previously were not separable from other elements of an arrangement. The guidance will also require the use of the “relative selling price approach” to allocate the arrangement fees to the deliverables; use of the residual method is no longer acceptable. In addition, the FASB issued new guidance that narrows the definition of products subject to software accounting rules to exclude certain tangible products that contain software and non-software elements that function together to deliver the combined product’s essential functionality. As such, certain products that were previously accounted for under the scope of software revenue recognition guidance will no longer be accounted for as software. The guidance for both standards is effective for fiscal years beginning on or after June 15, 2010 (though early adoption is permitted) and entities can elect to apply these issues on a prospective or a retrospective basis. We are in the process of determining what effect, if any; the adoption of this guidance will have on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A “Risk Factors”, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2010.
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
     Most of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries, and during the quarter ended December 31, 2009, 78% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 76% of our revenues during the quarters ended December 31, 2009 and 2008 were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring professional service arrangements.
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements; (ii) additional or expanded business from renewals of contracts; and (iii) to a lesser extent, previous customers that have attrited and been resold only as a result of a significant sales effort. During the quarter ended December 31, 2009, we achieved bookings of $59.9 million, including two deals with a booking value of $3.0 million or more. In comparison, bookings in the prior year quarter ended December 31, 2008 were $52.5 million, including one deal with a booking value of $3.0 million or more.
     Management regards the volume of bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Part II, Item 1A “Risk Factors” below, concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed noncancelable terms, some of our contracts are terminable by the client on short notice. Accordingly, we do not believe it is appropriate to characterize all of our bookings as backlog that will generate future revenue.
     Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $51.2 million during the quarters ended December 31, 2009 and 2008, representing 34% and 31% of total consolidated revenues in each of these periods. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.
Reengineering Initiative
     In January 2009, we completed additional actions under our reengineering initiative. These actions were aimed at reducing costs through headcount reductions and facility consolidations. With respect to the headcount reductions, we identified and eliminated 255 positions throughout the company. We expect annual cost savings of approximately $30 million.
Current Business Environment
     Throughout fiscal 2009 financial markets continued to experience significant volatility and general economic conditions remained unstable. These conditions have had a substantial impact on our customers, especially financial institutions. This has included continued consolidations among our customers, a significant decline in new account acquisition activities and extension of credit by financial institutions and a general slowing of software purchases and related implementation services by our customers. These unfavorable conditions continued to impact our business during the quarter ended December 31, 2009 and are expected to continue to affect us through most of fiscal 2010.
     As a result of this difficult business environment, we will continue to aggressively manage our expenses in an effort to maintain solid earnings and cash flows. We also plan to continue to invest in our Decision Management solutions as well as our core business operations.
Segment Information
     Effective October 1, 2009, we implemented an organizational restructuring resulting in a consolidation of our current operating segment structure from four segments to three. The former Professional Services segment, which represents delivery and integration services, is now included within the applicable segment to which the services relate. Our current segment structure is as follows:
•	Applications. This segment includes the Decision Management applications formerly included within the Strategy Machine SolutionsTM segment, excluding our myFICO® solutions for consumers, and associated professional services.

•	Scores. This segment includes our business-to-business Scoring Solutions, our myFICO® solutions for consumers (previously included in the Strategy MachineTM Solutions segment) and associated professional services.

•	Tools. This segment includes the Decision Management tools formerly included within the Analytic Software Tools segment and associated professional services.
     Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the quarters ended December 31, 2009 and 2008 are set forth in Note 8 to the accompanying condensed consolidated financial statements. All periods presented have been restated to reflect the aforementioned changes.

RESULTS OF OPERATIONS
Revenues
     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

						Period-to-Period
	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period	Percentange
Segment	2009	2008	2009	2008	Change	Change
	(In thousands)				(In thousands)
Applications	$92,872	$94,945	61%	58%	$(2,073)	(2)%
Scores	41,553	47,641	28%	29%	(6,088)	(13)%
Tools	17,071	20,874	11%	13%	(3,803)	(18)%

Total revenue	$151,496	$163,460	100%	100%	(11,964)	(7)%

Quarter Ended December 31, 2009 Compared to Quarter Ended December 31, 2008 Revenues
Applications

				Period-to-Period
	Quarter Ended December 31,		Period-to-Period	Percentage
Applications	2009	2008	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$66,734	$69,590	$(2,856)	(4)%
Professional services	21,462	20,937	525	3%
License	4,676	4,418	258	6%

Total	$92,872	$94,945	(2,073)	(2)%

     Applications segment revenues decreased $2.1 million due to a $4.3 million decrease in revenues from our originations solutions and a $2.4 million decrease in our fraud solutions. The revenue decline was partially offset by a $4.6 million increase in our marketing solutions.
     The decrease in originations solutions was attributable to the June 2009 divestiture of our Liquid Credit Service for Telecom product line, which accounted for $3.2 million of revenue in the quarter ended December 31, 2008. The decrease in fraud solutions revenues was attributable to the June 2009 divestiture of our RoamEx product line, which accounted for $2.2 million of revenue in the quarter ended December 31, 2008. The increase in our marketing solutions revenues was attributable to sales of a new product, FICO® Retail Action Manager.
Scores

				Period-to-Period
	Quarter Ended December 31,		Period-to-Period	Percenage
Scores	2009	2008	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$41,143	$47,464	$(6,321)	(13)%
Professional services	410	177	233	132%

Total	$41,553	$47,641	(6,088)	(13)%

     Scores segment revenues decreased $6.1 million due to a $4.2 million decrease in our myFICO® business-to-consumer services and a $1.9 million decrease in our business-to-business Scores. The decline in our business-to-consumer services was primarily attributable to Experian terminating its relationship with myFICO.com. Business-to-business Scores revenue was impacted by a $1.8 million reduction in revenues from our services sold directly to users. These services have experienced increased pricing pressure in addition to a decline in volumes due to a decrease in prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2010.
     During the quarters ended December 31, 2009 and 2008, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 20% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
Tools

				Period-to-Period
	Quarter Ended December 31,		Period-to-Period	Percentage
Tools	2009	2008	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$7,229	$6,604	$625	9%
Professional services	4,365	6,966	(2,601)	(37)%
License	5,477	7,304	(1,827)	(25)%

Total	$17,071	$20,874	(3,803)	(18)%

     Tools segment revenues decreased $3.8 million primarily due to a decrease of license sales related to our Blaze Advisor product, which was negatively impacted by the current business environment. In addition, professional services revenue declined due to the completion of several large installations in prior periods.

Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated:

						Period-to-
						Period
	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period	Percentage
	2009	2008	2009	2008	Change	Change
	(In thousands, except				(In thousands,
	employees)				except employees)
Revenues	$151,496	$163,460	100%	100%	$(11,964)	(7)%

Operating expenses:
Cost of revenues	42,519	59,019	28%	36%	(16,500)	(28)%
Research and development	18,976	18,121	13%	11%	855	5%
Selling, general and administrative	55,203	54,769	36%	34%	434	1%
Amortization of intangible assets	3,165	3,247	2%	2%	(82)	(3)%
Restructuring	—	8,078	—%	5%	(8,078)	(100)%

Total operating expenses	119,863	143,234	79%	88%	(23,371)	(16)%

Operating income	31,633	20,226	21%	12%	11,407	56%
Interest income	539	1,655	—%	1%	(1,116)	(67)%
Interest expense	(5,408)	(7,158)	(4)%	(4)%	1,750	(24)%
Other income (expense), net	(381)	1,446	—%	1%	(1,827)	(126)%

Income from operations before income taxes	26,383	16,169	17%	10%	10,214	63%
Provision for income taxes	8,697	4,059	5%	3%	4,638	114%

Net income	$17,686	$12,110	12%	7%	5,576	46%

Number of employees at quarter end	2,091	2,360			(269)	(11)%
     Cost of Revenues
     Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; costs of computer service bureaus; internal network hosting costs; amounts payable to credit reporting agencies for scores; software costs; and expenses related to our business-to-consumer services.
     The quarter over quarter decrease of $16.5 million in cost of revenues resulted from an $8.3 million decrease in personnel and other labor-related costs, a $4.5 million decrease in facilities and infrastructure costs, a $2.6 million decrease in third party software and data costs and a $1.1 million decrease in billable travel costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities. The decrease in third party software and data costs was due to decreased sales in our consumer solutions that required data acquisition. The decrease in billable travel was driven by the overall reduction in professional services activities.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2009.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of Applications and Tools products.

     The quarter over quarter increase of $0.9 million in research and development expenditures was attributable primarily to a $0.4 million increase in personnel and related costs, a $0.4 million increase in facilities and infrastructure costs and a $0.1 million increase in other expenses. The increase in personnel and related cost was due to increased salaries and incentives for the period ended December 31, 2009. The increase in facilities and infrastructure costs was due to an increase in allocated facility and information system costs.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2009.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase of $0.4 million in selling, general and administrative expenses was attributable to a $1.7 million increase in marketing expenses and a $0.9 million increase in personnel and related costs, partially offset by a $1.0 million decrease in professional fees, a $0.7 million decrease in bad debt expense and a $0.5 million decrease in other expenses. The quarter over quarter increase in marketing expenses was primarily due to lower expenses incurred in the prior quarter from management’s efforts to reduce discretionary spending. Marketing activities were at historical levels in the current quarter. The increase in personnel and related cost was due to increased salaries and incentives for the period ended December 31, 2009. The decline in professional fees was primarily due to decreased legal fees. The decline in bad debt expense was due to successful collection efforts and a decrease in revenues.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2009.
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
     In fiscal 2010, we expect that amortization expense will be slightly lower than the amortization expense we recorded in fiscal 2009.
     Restructuring
     During the quarter ended December 31, 2008, in connection with our reengineering initiative, we incurred net charges totaling $8.1 million. The charges included $5.9 million for severance costs associated with the reduction of 255 positions throughout the company. Cash payments for all severance costs were paid during fiscal 2009. We also recognized charges of $2.6 million associated with vacating excess leased space. The charge represents future cash lease payments, net of estimated sublease income, which will be paid by fiscal 2018. In addition, we reversed $0.4 million of accrued expenses as a result of a favorable lease termination agreement that we entered into for office space that was previously vacated.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $1.1 million was attributable to a decline in interest rates and investment income yields due to market conditions.
     Interest Expense
     Interest expense recorded during the quarter ended December 31, 2009 included interest on our Senior Notes and interest associated with borrowings under our revolving line of credit. The decrease in interest expense of $1.8 million was the result of lower average interest rates on our revolving line of credit.

     Interest expense associated with our revolving line of credit will likely increase over time due to an increase in market interest rates or if we refinance the revolving line of credit at a higher interest rate.
     Other Income (Expense), Net
     Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.
     Other expense, net in the quarter ended December 31, 2009, primarily consisted of foreign exchange currency losses of $0.3 million. In the quarter ended December 31, 2008, other income, net resulted from foreign exchange currency gains of $1.3 million.
     Provision for Income Taxes
     Our effective tax rate was 33.0% and 25.1% during the quarters ended December 31, 2009 and 2008, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
     Our effective tax rate for the quarter ended December 31, 2009, was negatively affected by the delay in the extension of the U.S. federal research tax credit. We were unable to recognize this tax credit during the quarter ended December 31, 2009 as legislation providing for reinstatement of this credit was not yet enacted.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

				Period-to-
				Period
	Quarter Ended December 31,		Period-to-Period	Percentage
Segment	2009	2008	Change	Change
	(In thousands)		(In thousands)
Applications	$25,692	$19,352	$6,340	33%
Scores	27,275	32,368	(5,093)	(16)%
Tools	2,892	3,889	(997)	(26)%
Corporate expenses	(16,526)	(18,587)	2,061	(11)%

Total segment operating income	39,333	37,022	2,311	6%
Unallocated stock-based compensation	(4,535)	(5,471)	936	(17)%
Unallocated amortization expense	(3,165)	(3,247)	82	(3)%
Unallocated restructuring	—	(8,078)	8,078	(100)%

Operating income	$31,633	$20,226	11,407	56%

     The quarter over quarter increase of $11.4 million in operating income was attributable to a reduction in segment and corporate operating expenses, a decrease in restructuring expenses and a decrease in share-based compensation expense, partially offset by a decline in segment revenues. At the segment level, the increase in segment operating income was driven by an increase of $6.3 million in segment operating income in our Applications segment. This increase was partially offset by $5.1 million decrease in segment operating income in our Scores segment and $1.0 million decrease in segment operating income in our Tools segment.
     The increase in Applications segment operating income was attributable to a significant decline in operating expenses, which was driven by our reengineering initiative. Under the reengineering initiative, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures.
     The decrease in Scores segment operating income was attributable primarily to a decline in revenues derived from business-to-consumer services and services that we provided directly to users in financial services.

     In our Tools segment, the decrease in segment operating income was primarily attributed to a decrease in Blaze Advisor revenues, partially offset by lower operating expenses, which was driven by our reengineering initiative.
     The decrease in corporate expenses was due to staff reductions and facility consolidations, driven by our reengineering initiative.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $31.3 million during the quarter ended December 31, 2009 from $36.7 million during the quarter ended December 31, 2008. The reduction in operating cash flows was due partially to a decrease in the liability for compensation and employees benefits, primarily due to the timing of payments. Operating cash flows were positively impacted by an increase in earnings, an increase in other liabilities and deferred revenue and a decrease in accounts receivable.
     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $31.1 million during the quarter ended December 31, 2009, compared to net cash used in investing activities of $5.9 million in the quarter ended December 31, 2008. The change in cash flows from investing activities was primarily attributable to $35.2 million in proceeds from maturities of marketable securities, net of purchases, during the quarter ended December 31, 2009 compared to $1.6 million that was used for purchases of marketable securities, net of proceeds from maturities, during the quarter ended December 31, 2008.
     Cash Flows from Financing Activities
     Net cash used in financing activities totaled $34.6 million in the quarter ended December 31, 2009, compared to net cash provided by financing activities of $2.4 million in the quarter ended December 31, 2008. The change in cash flows from financing activities was primarily due to $33.4 million of common stock repurchased in the quarter ended December 31, 2009 and a $3.7 million decrease in net proceeds from the issuance of common stock under employee stock plans.
     Repurchases of Common Stock
     In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. From time to time, we repurchase our common stock in the open market pursuant to this program. During the quarter ended December 31, 2009, we repurchased 1.7 million shares of our common stock for $33.4 million. As of December 31, 2009, we had $96.3 million remaining under this authorization.
     Dividends
     During the quarter ended December 31, 2009, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Revolving Line of Credit
     We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires in October 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. As of December 31, 2009, we were in compliance with all covenants under the revolving line of credit and we had $295.0 million of borrowings outstanding at an interest rate of 0.6%.
     Senior Notes
     In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving line of credit including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreement for the Senior Notes also includes covenants typical of unsecured facilities.
     Capital Resources and Liquidity Outlook
     As of December 31, 2009, we had $371.4 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until October 2011. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     Revenues recognized from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed, provided persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Such revenues are a function of the transaction volumes reported by our clients, accordingly, the determination of certain of our credit scoring and data processing revenues requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly or quarterly basis in arrears. In these instances, we estimate transaction volumes based on preliminary customer transaction information, if available, or based on average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data was received, and this could have a material impact on our results of operations during the period of time that we changed accounting methods.
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
     We apply accounting guidance to determine whether we report revenue for certain transactions based upon the gross amount billed to the customer, or the net amount retained by us. In accordance with the guidance we record revenue on a gross basis for sales in which we have acted as the principal and on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.
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
     Business Acquisitions; Valuation of Goodwill and Other Intangible Assets
     Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations accounted for by the purchase method of accounting. We amortize our definite-lived intangible assets based on forecasted cash flows associated with the assets over the estimated useful lives. Goodwill is not amortized, but is assessed at least annually for impairment.
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
     We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value as of our last testing date on July 1, 2009, indicating the underlying goodwill of each reporting unit was not impaired. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We believe that the assumptions and estimates utilized were appropriate based on the information available to management. The timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.
     Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, which have adversely affected the fair value of our reporting units, we will continue to carefully monitor and evaluate the carrying value of goodwill. We had $668.5 million of goodwill recorded on our consolidated balance sheet as of December 31, 2009. As of the most recent testing date (July 1, 2009), the fair value of our reporting units (as configured at that time) exceeded their respective carrying values by between $20 million and $329 million. However, if difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our reporting units as compared to fiscal 2009 year-end levels. Such further declines in fair value may require us to record an impairment charge related to goodwill.
     Share-Based Compensation
     We account for share-based compensation using the fair value recognition provisions as required in the accounting literature. We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate the expected term of options granted based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, net income and earnings per share.

     Income Taxes
We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax credit carryforwards. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, which requires the use of estimates. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period or reduce goodwill if such deferred tax asset relates to an acquisition. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income. To the extent an adjustment in our deferred tax assets relates to a business combination the adjustment is recorded either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Although we believe that our estimates are reasonable, there is no assurance that our valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable, and such an increase could have a material adverse impact on our income tax provision and results of operations in the period in which such determination is made. In addition, the calculation of tax liabilities also involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could also have a material impact on our income tax provision and results of operations in the period in which such determination is made.
     We adopted accounting guidance related to the accounting for uncertainty in income taxes on October 1, 2007. The cumulative effect of the change did not result in an adjustment to the beginning balance of retained earnings. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.
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
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to non-software revenue arrangements with multiple deliverables. The guidance eliminates the requirement for entities to have objective and reliable evidence of fair value to separately account for deliverables. In many cases, this will create more units of accounting and less revenue deferral because certain deliverables previously were not separable from other elements of an arrangement. The guidance will also require the use of the “relative selling price approach” to allocate the arrangement fees to the deliverables; use of the residual method is no longer acceptable. In addition, the FASB issued new guidance that narrows the definition of products subject to software accounting rules to exclude certain tangible products that contain software and non-software elements that function together to deliver the combined product’s essential functionality. As such, certain products that were previously accounted for under the scope of software revenue recognition guidance will no longer be accounted for as software. The guidance for both standards is effective for fiscal years beginning on or after June 15, 2010 (though early adoption is permitted) and entities can elect to apply this issue on a prospective or a retrospective basis. We are in the process of determining what effect, if any; the adoption of this guidance will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
     We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2009 and September 30, 2009:

	December 31, 2009			September 30, 2009
		Carrying	Average		Carrying	Average
	Cost Basis	Amount	Yield	Cost Basis	Amount	Yield
			(Dollars in thousands)
Cash and cash equivalents	$206,207	$206,207	0.06%	$178,157	$178,157	0.12%
Short-term investments	130,666	131,051	1.23%	139,149	139,673	1.26%
Long-term investments	30,185	30,165	1.21%	57,437	57,611	1.44%
	$367,058	$367,423	0.57%	$374,743	$375,441	0.75%
     In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at December 31, 2009 and September 30, 2009:

	December 31, 2009			September 30, 2009
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
			(In thousands)
Senior Notes	$275,000	$275,000	$309,832	$275,000	$275,000	$301,295
     We have interest rate risk with respect to our five-year $600 million unsecured revolving line of credit. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $295.0 million of borrowings outstanding on this facility as of December 31, 2009 and September 30, 2009.
Forward Foreign Currency Contracts
     We maintain a program to manage our foreign currency exchange rate risk on existing foreign currency receivable and bank balances by entering into forward contracts to sell or buy foreign currency. At period end, foreign-denominated receivables and cash balances are remeasured into the U.S. dollar functional currency at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period in our accompanying consolidated statements of income and the resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of our forward foreign currency contracts have maturity periods of less than three months. Such derivative financial instruments are subject to market risk.

     The following table summarizes our outstanding forward foreign currency contracts, by currency at December 31, 2009:

	December 31, 2009
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,050	$997	$—
Euro (EUR)	EUR 6,100	8,780	—
Japanese yen (JPY)	JPY 34,000	368	—

Buy foreign currency:
British pound (GBP)	GBP 3,459	5,600	—
     The forward foreign currency contracts were all entered into on December 31, 2009; therefore, the fair value was $0 on that date.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that FICO’s disclosure controls and procedures are effective to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit related in part to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We alleged in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We sought injunctive relief, and compensatory and punitive damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motions to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. On July 24, 2009, the Court issued a summary judgment order, which limited the claims to be tried. The Court dismissed our antitrust, contract, and certain false advertising claims. The Court allowed our trademark infringement, unfair competition, and passing off claims to proceed to trial. After a three-week trial on these claims, the jury ruled in the defendants’ favor on November 20, 2009. We have filed post-trial motions to address issues in the trial, and the defendants have filed post-trial motions seeking payment of certain attorneys’ fees and costs. Rulings on these post-trial motions are expected in the coming months. Should the jury verdict stand, we plan to appeal. We also expect to appeal the dismissal of our antitrust, contract, and false advertising claims.

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
     As we implement our DM strategy, we expect that revenues derived from our scoring solutions, account management solutions, fraud solutions, originations and collections and recovery solutions will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:
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
     Most of our products rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scores segment relies on, among others, TransUnion, Equifax and Experian. Failure of our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future either by developing competitive products themselves or by distributing competitive offerings. For example, TransUnion, Equifax and Experian have developed a credit scoring product to compete directly with our products and are collectively attempting to sell the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.
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
     As part of our management approach, we implemented a reengineering initiative designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. Periodically, implementation of our reengineering initiative may reduce our revenues as a result of our exit from non-strategic product lines. Our reengineering initiative may not be successful as a result of our failure to reduce expenses at the anticipated level, our inability to exit all non-strategic product lines included in the initiative, or a lower, or no, positive impact on revenues from strategic resource allocation. If our reengineering initiative is not successful, our revenues, results of operations and business may suffer.
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
     We have a significant share of the available market in portions of our Scores segment and for certain services in our Application segment, specifically, the markets for account management services at credit card processors and credit card fraud detection software. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of the future growth of our business and the success of our DM strategy will rest on our ability to continue to expand into newer markets for our products and services. Such areas are relatively new to our product development and sales and marketing personnel. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, either as a result of the quality of these products and services or due to other factors, such as economic conditions, our revenues will decrease.
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
Our revenues depend, to a great extent, upon conditions in the banking and insurance industries. If our clients’ industries continue to experience a downturn, it will likely harm our business, financial condition or results of operations.
     During fiscal 2009, 76% of our revenues were derived from sales of products and services to the banking and insurance industries. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in the fall of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The recent market developments and the potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Further deterioration or a continuation of recent market conditions is likely to lead to a continued decline in the revenue we receive from financial and other institutions.
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

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(2)	per Share	Programs	Plans or Programs
October 1, 2009 through October 31, 2009	2,491	$21.49	—	$129,661,314
November 1, 2009 through November 30, 2009	761,400	$18.65	761,400	$115,458,095
December 1, 2009 through December 31, 2009	1,016,823	$19.77	974,349	$96,267,920

	1,780,714	$19.27	1,735,749	$96,267,920

(1)	In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 44,965 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2009.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Bylaws of Fair Isaac Corporation

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation

10.1	Transition Agreement dated November 16, 2009 by and between Fair Isaac Corporation and Michael H. Campbell. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2009.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 8, 2010	FAIR ISAAC CORPORATION
	By	/s/ THOMAS A. BRADLEY
Thomas A. Bradley
Executive Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: February 8, 2010	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2009

Exhibit
Number	Description
3.1	Bylaws of Fair Isaac Corporation	Filed Electronically

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Filed Electronically

10.1	Transition Agreement dated November 16, 2009 by and between Fair Isaac Corporation and Michael H. Campbell. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2009.)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically