Form 10-Q
period 2010-03-31
FAIR ISAAC CORP
filed 2010-05-07
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                     to
Commission File Number 1-11689
Fair Isaac Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-1499887
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

901 Marquette Avenue, Suite 3200
Minneapolis, Minnesota	55402-3232
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on April 30, 2010 was 45,659,829 (excluding 43,196,954 shares held by the Company as treasury stock).

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	September 30, 2009
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$190,910	$178,157
Marketable securities available for sale, current portion	151,609	139,673
Accounts receivable, net	88,412	101,742
Prepaid expenses and other current assets	24,872	22,986

Total current assets	455,803	442,558

Marketable securities available for sale, less current portion	39,484	61,371
Other investments	11,074	11,074
Property and equipment, net	32,800	34,340
Goodwill	661,883	667,640
Intangible assets, net	31,775	38,255
Deferred income taxes	35,645	38,100
Other assets	8,915	10,550

	$1,277,379	$1,303,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,054	$8,593
Accrued compensation and employee benefits	24,918	28,139
Other accrued liabilities	46,000	38,183
Deferred revenue	40,805	39,673

Total current liabilities	120,777	114,588

Revolving line of credit	295,000	295,000
Senior notes	275,000	275,000
Other liabilities	16,152	19,031

Total liabilities	706,929	703,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued, 45,861 and 48,156 shares outstanding at March 31, 2010 and September 30, 2009, respectively)	459	482
Paid-in-capital	1,101,178	1,106,292
Treasury stock, at cost (42,996 and 40,701 shares at March 31, 2010 and September 30, 2009, respectively)	(1,419,674)	(1,375,400)
Retained earnings	915,125	886,324
Accumulated other comprehensive loss	(26,638)	(17,429)

Total stockholders’ equity	570,450	600,269

	$1,277,379	$1,303,888

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$113,701	$119,454	$228,807	$243,112
Professional services	23,926	31,312	50,163	59,392
License	6,093	8,569	16,246	20,291

Total revenues	143,720	159,335	295,216	322,795

Operating expenses:
Cost of revenues (1)	44,641	53,476	87,160	112,495
Research and development	19,251	18,924	38,227	37,045
Selling, general and administrative (1)	53,697	52,460	108,900	107,229
Amortization of intangible assets (1)	3,070	3,156	6,235	6,403
Restructuring	—	870	—	8,948

Total operating expenses	120,659	128,886	240,522	272,120

Operating income	23,061	30,449	54,694	50,675
Interest income	507	1,245	1,046	2,900
Interest expense	(5,423)	(6,527)	(10,831)	(13,685)
Other income (expense), net	1,027	(298)	646	1,148

Income from continuing operations before income taxes	19,172	24,869	45,555	41,038
Provision for income taxes	6,180	6,761	14,877	10,820

Income from continuing operations	12,992	18,108	30,678	30,218
Loss from discontinued operations	—	(363)	—	(363)

Net income	$12,992	$17,745	$30,678	$29,855

Basic earnings (loss) per share:
Continuing operations	$0.28	$0.37	$0.65	$0.62
Discontinued operations	—	(0.01)	—	(0.01)

Total	$0.28	$0.36	$0.65	$0.61

Diluted earnings (loss) per share:
Continuing operations	$0.28	$0.37	$0.65	$0.62
Discontinued operations	—	(0.01)	—	(0.01)

Total	$0.28	$0.36	$0.65	$0.61

Shares used in computing earnings per share:
Basic	46,447	48,813	47,033	48,643

Diluted	46,870	48,828	47,399	48,673

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)
						Accumulated
	Common Stock					Other	Total
		Par	Paid-in-		Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Treasury Stock	Earnings	Loss	Equity	Income
	(In thousands)
Balance at September 30, 2009	48,156	$482	$1,106,292	$(1,375,400)	$886,324	$(17,429)	$600,269
Share-based compensation	—	—	9,382	—	—	—	9,382
Exercise of stock options	262	3	(5,139)	8,690	—	—	3,554
Tax effect from share-based payment arrangements	—	—	(3,419)	—	—	—	(3,419)
Repurchases of common stock	(2,694)	(27)	—	(57,503)	—	—	(57,530)
Issuance of ESPP shares from treasury	1	—	(11)	31	—	—	20
Issuance of restricted stock to employees from treasury	136	1	(5,927)	4,508	—	—	(1,418)
Dividends paid	—	—	—	—	(1,877)	—	(1,877)
Net income	—	—	—	—	30,678	—	30,678	$30,678
Unrealized loss on investments	—	—	—	—	—	(287)	(287)	(287)
Cumulative translation adjustments	—	—	—	—	—	(8,922)	(8,922)	(8,922)

Balance at March 31, 2010	45,861	$459	$1,101,178	$(1,419,674)	$915,125	$(26,638)	$570,450	$21,469

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$30,678	$29,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,128	19,397
Share-based compensation	9,382	10,648
Deferred income taxes	—	915
Tax effect from share-based payment arrangements	(3,419)	(2,680)
Excess tax benefits from share-based payment arrangements	(1,038)	(121)
Net amortization of premium on marketable securities	1,060	406
Provision for doubtful accounts, net	(810)	499
Net loss on sales of property and equipment	56	117
Changes in operating assets and liabilities, net of disposition effects:
Accounts receivable	12,324	28,419
Prepaid expenses and other assets	(644)	325
Accounts payable	20	3,018
Accrued compensation and employee benefits	(3,138)	(4,257)
Other liabilities	9,304	(7,913)
Deferred revenue	62	7,688

Net cash provided by operating activities	69,965	86,316

Cash flows from investing activities:
Purchases of property and equipment	(8,010)	(8,503)
Cash proceeds from sale of property and equipment	50	—
Cash proceeds from sale of product line assets	490	—
Purchases of marketable securities	(71,749)	(66,512)
Proceeds from maturities of marketable securities	80,666	64,590
Distribution from cost method investees	—	1,300

Net cash provided by (used in) investing activities	1,447	(9,125)

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	2,156	2,974
Dividends paid	(1,877)	(1,946)
Repurchases of common stock	(57,530)	—
Excess tax benefits from share-based payment arrangements	1,038	121

Net cash provided by (used in) financing activities	(56,213)	1,149

Effect of exchange rate changes on cash	(2,446)	(6,732)

Increase in cash and cash equivalents	12,753	71,608
Cash and cash equivalents, beginning of year	178,157	129,678

Cash and cash equivalents, end of year	$190,910	$201,286

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$9,607	$15,236
Cash paid for interest	$10,629	$14,063

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
   Adoption of Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We adopted this guidance on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning October 1, 2011. Other than requiring additional disclosures, adoption of this new guidance does not have a material impact on our financial statements.
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued two new accounting standards that removed certain tangible products from the scope of software revenue recognition guidance and altered the accounting for revenue arrangements with multiple deliverables. The new guidance narrows the definition of products subject to software accounting rules to exclude certain tangible products that contain software and non-software elements that function together to deliver the combined product’s essential functionality. As such, certain products that were previously accounted for under the scope of software revenue recognition guidance will no longer be accounted for as software. In addition, the guidance amended the accounting standards for multiple deliverable revenue arrangements to: (i) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
     We elected to early adopt this accounting guidance and we have applied these standards to all applicable revenue arrangements entered into or materially modified beginning October 1, 2009. The adoption of these standards had an immaterial effect on our revenues, pre-tax income, net income and earnings per share during the three and six months ended March 31, 2010.
     When a sales arrangement contains multiple deliverables we allocate revenue to each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. VSOE is generally limited to the price charged when the same or similar product is sold separately. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE.
     When we are unable to establish selling price using VSOE or TPE, we use ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls and customer segment pricing strategies and the product lifecycle. We analyze selling prices used in our allocation of arrangement consideration on an annual basis, or more frequently if necessary. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.
     Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the guidance if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue from multiple element arrangements is allocated to the software and non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In circumstances where we cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.
     We do not expect the adoption of this guidance will result in a change in our units of accounting or in how we allocate arrangement consideration to our units of accounting. In addition, we do not anticipate material changes in the pattern and timing of revenue recognition nor do we expect a material effect on our financial statements in periods subsequent to adoption. However, the new guidance may facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead to engaging in new go-to-market practices in the future. In particular, we expect that the new accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, we may modify pricing practices in the future which could result in changes in selling prices, including both VSOE and ESP.
     On October 1, 2009 we adopted new guidance on the accounting for business combinations. The guidance states that business combinations will result in all assets and liabilities of an acquired business being recorded at their fair values including contingent assets and liabilities. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. This guidance has been applied to all acquisitions contemplated subsequent to October 1, 2009.
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
     On October 1, 2009, we adopted new accounting guidance for measuring liabilities at fair value. This guidance clarifies that the quoted price for an identical liability is a Level 1 measurement when no adjustments to the quoted price are necessary. If quoted prices for identical liabilities are not available, the guidance provides valuation techniques to be used in determining the fair value of the liability. The adoption of this standard did not impact our consolidated financial statements during the three and six months ended March 31, 2010.
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
2. Amortization of Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
		(In thousands)
Cost of revenues	$1,711	$1,663	$3,450	$3,386
Selling, general and administrative expenses	1,359	1,493	2,785	3,017

	$3,070	$3,156	$6,235	$6,403

     Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets (excluding goodwill) were $31.8 million and $38.3 million, net of accumulated amortization of $109.6 million and $107.7 million, as of March 31, 2010 and September 30, 2009, respectively.
     Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2010, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2010	$4,663
2011	7,671
2012	6,094
2013	4,103
2014	2,407
Thereafter	6,837

$31,775

3. Restructuring Expenses
     The following table summarizes our restructuring accruals for certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018.

	Accrual at				Accrual at March
	September 30, 2009	Expense Additions	Cash Payments	Expense Reversals	31, 2010
			(In thousands)
Facilities charges	$3,771	$—	$(1,448)	$—	$2,323
Less: current portion	(1,361)				(916)

Non-current	$2,410				$1,407

     There were no restructuring expenses incurred during the three and six months ended March 31, 2010.
     During the first quarter of fiscal 2009, in connection with our reengineering initiative, we incurred net charges totaling $8.1 million consisting mainly of $5.9 million for severance costs associated with the reduction of 255 positions throughout the company and $2.6 million associated with vacating excess leased space. In addition, we reversed $0.4 million of accrued expenses as a result of a favorable lease termination agreement that we entered into for office space that was previously vacated. During the quarter ended March 31, 2009, we recognized a $1.2 million charge due to unfavorable sublease arrangements we entered into for office space previously vacated. The charge was offset by a $0.4 million reduction in other restructuring liabilities. Cash payments for the severance costs were paid during fiscal 2009.
4. Sale of Product Line Assets
     In June 2009, we sold the assets associated with our LiquidCredit® for Telecom (“LCT”) and RoamEx® product lines. LCT and RoamEx solutions were included primarily in our Applications segment. The LCT sale, which was for $3.5 million, included a $0.5 million receivable for post-closing working capital adjustments. The RoamEx sale, which was for $2.7 million, included a $1.4 million escrow balance and a $0.3 million receivable for post-closing working capital adjustments. Revenues attributable to the LCT and RoamEx product lines were $5.3 million and $10.7 million during the three and six months ended March 31, 2009.
5. Composition of Certain Financial Statement Captions

	March 31, 2010	September 30, 2009
	(In thousands)
Property and equipment	$211,605	$206,068
Less: accumulated depreciation and amortization	(178,805)	(171,728)

	$32,800	$34,340

6. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Numerator for diluted and basic earnings per share — income from continuing operations:	$12,992	$18,108	$30,678	$30,218

Denominator — shares:
Basic weighted-average shares	46,447	48,813	47,033	48,643
Effect of dilutive securities	423	15	366	30

Diluted weighted-average shares	46,870	48,828	47,399	48,673

Earnings per share from continuing operations:
Basic	$0.28	$0.37	$0.65	$0.62

Diluted	$0.28	$0.37	$0.65	$0.62

     The computation of diluted EPS for the quarters ended March 31, 2010 and 2009, excludes options to purchase approximately 4,796,000 and 8,264,000 shares of common stock, respectively, and for the six months ended March 31, 2010 and 2009 excludes options to purchase approximately 5,136,000 and 8,106,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
7. Segment Information
     Effective October 1, 2009, we implemented an organizational restructuring resulting in a consolidation of our current operating segment structure from four segments to three. In addition, we changed our segment operating income reporting measure to exclude certain corporate general and administrative expenses. Previously, corporate expenses, which mainly include finance, legal and human resource related expenses, were allocated to the segments. In addition, amortization expense is no longer allocated to the individual segments. All periods presented have been restated to reflect these changes. The new segments are as follows:
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
The following tables summarize segment information for the three and six months ended March 31, 2010 and 2009:

	Quarter Ended March 31, 2010
				Unallocated
	Applications	Scores	Tools	Corporate Expenses	Total
			(In thousands)
Segment revenues:
Transactional and maintenance	$64,703	$41,885	$7,113	$—	$113,701
Professional services	19,621	649	3,656	—	23,926
License	2,572	—	3,521	—	6,093

Total segment revenues	86,896	42,534	14,290	—	143,720
Segment operating expense	(66,342)	(15,201)	(13,710)	(17,489)	(112,742)

Segment operating income	$20,554	$27,333	$580	$(17,489)	30,978

Unallocated share-based compensation expense					(4,847)
Unallocated amortization expense					(3,070)

Operating income					23,061
Unallocated interest income					507
Unallocated interest expense					(5,423)
Unallocated other income, net					1,027

Income before income taxes					$19,172

Depreciation expense	$3,770	$338	$530	$333	$4,971

	Quarter ended March 31, 2009
				Unallocated
	Applications	Scores	Tools	Corporate Expenses	Total
			(In thousands)
Segment revenues:
Transactional and maintenance	$69,102	$43,966	$6,386	$—	$119,454
Professional services	25,683	580	5,049	—	31,312
License	4,255	—	4,314	—	8,569

Total segment revenues	99,040	44,546	15,749	—	159,335
Segment operating expense	(64,705)	(15,989)	(14,686)	(24,303)	(119,683)

Segment operating income	$34,335	$28,557	$1,063	$(24,303)	39,652

Unallocated share-based compensation expense					(5,177)
Unallocated amortization expense					(3,156)
Unallocated restructuring expense					(870)

Operating income					30,449
Unallocated interest income					1,245
Unallocated interest expense					(6,527)
Unallocated other expense, net					(298)

Income before income taxes					$24,869

Depreciation expense	$5,182	$447	$529	$500	$6,658

	Six Months Ended March 31, 2010
				Unallocated
	Applications	Scores	Tools	Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$131,437	$83,028	$14,342	$—	$228,807
Professional services	41,083	1,059	8,021	—	50,163
License	7,248	—	8,998	—	16,246

Total segment revenues	179,768	84,087	31,361	—	295,216
Segment operating expense	(133,522)	(29,479)	(27,889)	(34,015)	(224,905)

Segment operating income	$46,246	$54,608	$3,472	$(34,015)	70,311

Unallocated share-based compensation expense					(9,382)
Unallocated amortization expense					(6,235)

Operating income					54,694
Unallocated interest income					1,046
Unallocated interest expense					(10,831)
Unallocated other income, net					646

Income before income taxes					$45,555

Depreciation expense	$7,504	$680	$1,043	$666	$9,893

	Six Months Ended March 31, 2009
				Unallocated
	Applications	Scores	Tools	Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$138,692	$91,430	$12,990	$—	$243,112
Professional services	46,620	757	12,015	—	59,392
License	8,673	—	11,618	—	20,291

Total segment revenues	193,985	92,187	36,623	—	322,795
Segment operating expense	(140,298)	(31,262)	(31,671)	(42,890)	(246,121)

Segment operating income	$53,687	$60,925	$4,952	$(42,890)	76,674

Unallocated share-based compensation expense					(10,648)
Unallocated amortization expense					(6,403)
Unallocated restructuring expense					(8,948)

Operating income					50,675
Unallocated interest income					2,900
Unallocated interest expense					(13,685)
Unallocated other income, net					1,148

Income before income taxes					$41,038

Depreciation expense	$10,000	$884	$1,117	$993	$12,994

8. Fair Value Measurements
     In fiscal 2009, we adopted guidance for financial assets and liabilities and for non-financial assets and liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). These include cash equivalents, available-for-sale marketable securities and our derivative financial instruments. We adopted the remaining aspects of the fair value measurement standard relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective October 1, 2009.

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
•	Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 securities are comprised of money market funds and certain equity securities.
•	Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 securities are comprised of U.S. government and corporate debt obligations that are generally held to maturity.
•	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table represents financial assets that we measured at fair value on a recurring basis at March 31, 2010 and September 31, 2009:

	Active Markets for
	Identical	Significant Other
	Instruments	Observable Inputs	Fair Value as of
March 31, 2010	(Level 1)	(Level 2)	March 31, 2010
Assets:
Cash equivalents (1)	$128,769	$—	$128,769
U.S. corporate debt (2)	—	20,490	20,490
Non U.S. corporate debt (2)	—	44,809	44,809
U.S. government obligations (2)	—	96,508	96,508
Municipal obligations (2)	—	25,028	25,028
Marketable securities (3)	4,258	—	4,258

Total	$133,027	$186,835	$319,862

	Active Markets for
	Identical	Significant Other
	Instruments	Observable Inputs	Fair Value as of
September 30, 2009	(Level 1)	(Level 2)	September 30, 2009
Assets:
Cash equivalents (1)	$113,468	$—	$113,468
U.S. corporate debt (2)	—	11,697	11,697
Non U.S. corporate debt (2)	—	38,977	38,977
U.S. government obligations (2)	—	119,031	119,031
Municipal obligataions (2)	—	27,579	27,579
Marketable securities (3)	3,760	—	3,760

Total	$117,228	$197,284	$314,512

(1)	Included in cash and cash equivalents on our balance sheet at March 31, 2010 and September 30, 2009. Not included in this table are cash deposits of $62.1 million and $64.7 million at March 31, 2010 and September 30, 2009, respectively.

(2)	Included in marketable securities (short-term and long-term) on our balance sheet at March 31, 2010 and September 30, 2009, respectively.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at March 31, 2010 and September 30, 2009.
Where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing applies to our Level 1 investments. To the extent quoted prices in active markets for assets or liabilities are not available, the valuation techniques used to measure the fair values of our financial assets incorporate market inputs, which include reported trades, broker/dealer quotes, benchmark yields, issuer spreads, benchmark securities and other inputs derived from or corroborated by observable market data. This methodology applies to our Level 2 investments. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. During the three and six months ended March 31, 2010 there were no transfers of financial instruments between classification levels.
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
9. Derivative Financial Instruments
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
     The following table summarizes the fair value of our derivative instruments and their location in the consolidated balance sheet:

March 31, 2010	Assets		Liabilities
(In thousands)	Balance Sheet		Balance
Derivatives not designated as hedging instruments	Location	Amount	Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

     The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2010:

	March 31, 2010
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	1,550 CAD	$1,523	$—
Euro (EUR)	7,000 EUR	9,428	—
Japanese yen (JPY)	74,000 JPY	794	—

Buy foreign currency:
British pound (GBP)	3,401 GBP	5,150	—
     The forward foreign currency contracts were all entered into on March 31, 2010; therefore, the fair value was $0 on that date.
     Losses on derivative financial instruments are recorded in our consolidated statements of income as a component of other income (expense), net. These amounts are shown in the table below:

	Quarter Ended	Six Months Ended
	March 31, 2010	March 31, 2010
	(In thousands)
Foreign currency forward contracts	$(344)	$(124)
10. Income Taxes
     Effective Tax Rate
     Our effective tax rate was 32.2% and 27.2% during the quarters ended March 31, 2010 and 2009, respectively, and 32.7% and 26.4% during the six months ended March 31, 2010 and 2009, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate year over year was due to changes in the foreign and domestic earnings mix and the expiration of the Federal Research and Development credit.
     The total unrecognized tax benefit for uncertain tax positions at March 31, 2010 is estimated to be approximately $20.6 million. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. We recognize interest earned as interest income in our consolidated statements of income. As of March 31, 2010, we have accrued interest of $1.1 million related to the unrecognized tax benefits.
11. Revolving Line of Credit
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on October 20, 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. As of March 31, 2010, we were in compliance with all covenants under this revolving line of credit and we had $295.0 million of borrowings outstanding at an interest rate of 0.6%.

12. Senior Notes
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
15. Subsequent Events
     For the three and six months ended March 31, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing. On April 19, 2010, we used $50 million of cash to reduce our outstanding debt obligation on our revolving line of credit from $295 million to $245 million.

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
     Most of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries, and during the quarter ended March 31, 2010, 76% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 79% and 75% of our revenues during the quarters ended March 31, 2010 and 2009, respectively, and 78% and 75% of our revenues for the six months ended March 31, 2010 and 2009, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring professional service arrangements.
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated future contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements; (ii) additional or expanded business from renewals of contracts; and (iii) to a lesser extent, previous customers that have attrited and been resold only as a result of a significant sales effort. During the quarter ended March 31, 2010, we achieved bookings of $54.3 million, including two deals with a booking value of $3.0 million or more. In comparison, bookings in the prior year quarter ended March 31, 2009 were $46.8 million, with no deals generating a booking value of $3.0 million or more.
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
     Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $46.8 million and $51.2 million during the quarters ended March 31, 2010 and 2009, representing 33% and 32% of total consolidated revenues in each of these periods. International revenues totaled $98.4 million and $102.4 million during the six months ended March 31, 2010 and 2009, representing 33% and 32% of total consolidated revenues in each of these periods. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.
Reengineering Initiative
     In January 2009, we completed additional actions under our reengineering initiative. These actions were aimed at reducing costs through headcount reductions and facility consolidations. With respect to the headcount reductions, we identified and eliminated 255 positions throughout the company with an estimated annual cost savings of $30 million.
Current Business Environment
     Throughout fiscal 2009 financial markets experienced significant volatility and general economic conditions were unstable. These conditions had a substantial impact on our customers, especially financial institutions. This included consolidations among our customers, a significant decline in new account acquisition activities and extension of credit by financial institutions and a general slowing of software purchases and related implementation services by our customers. During fiscal 2010 certain aspects of our business, including revenue associated with our Scores segment, have exhibited signs of stabilization. However, we continue to experience a long sales cycle for our products, which has negatively impacted our license and services revenue. These conditions are expected to continue to affect us through fiscal 2010.
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
     Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the three and six months ended March 31, 2010 and 2009 are set forth in Note 7 to the accompanying condensed consolidated financial statements. All periods presented have been restated to reflect the aforementioned changes.
RESULTS OF OPERATIONS
Revenues
     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

	Quarter Ended March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
Segment	2010	2009	2010	2009	Change	Change
	(In thousands)				(In thousands)
Applications	$86,896	$99,040	60%	62%	$(12,144)	(12)%
Scores	42,534	44,546	30%	28%	(2,012)	(5)%
Tools	14,290	15,749	10%	10%	(1,459)	(9)%

Total revenue	$143,720	$159,335	100%	100%	(15,615)	(10)%

	Six Months Ended March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
Segment	2010	2009	2010	2009	Change	Change
	(In thousands)				(In thousands)
Applications	$179,768	$193,985	61%	60%	$(14,217)	(7)%
Scores	84,087	92,187	28%	29%	(8,100)	(9)%
Tools	31,361	36,623	11%	11%	(5,262)	(14)%

Total revenue	$295,216	$322,795	100%	100%	(27,579)	(9)%

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009 Revenues
Applications

	Quarter Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
Applications	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$64,703	$69,102	$(4,399)	(6)%
Professional services	19,621	25,683	(6,062)	(24)%
License	2,572	4,255	(1,683)	(40)%

Total	$86,896	$99,040	(12,144)	(12)%

     Applications segment revenues decreased $12.1 million due to a $6.5 million decrease in revenues from our originations solutions, a $5.9 million decrease in revenues from our customer management solutions, a $2.2 million decrease in our fraud solutions and a $1.4 million decrease in our collection and recovery solutions. The revenue decline was partially offset by a $4.0 million increase in our marketing solutions.

     The decrease in originations solutions was attributable to a decrease in services related to implementation of our products and the June 2009 divestiture of our Liquid Credit Service for Telecom product line, which accounted for $3.2 million of revenue in the quarter ended March 31, 2009. Professional services were also negatively impacted because we established VSOE for certain analytic model consulting services during the quarter ended March 31, 2009. With all other revenue recognition criteria met, professional services amounts previously recorded as deferred revenue were recognized during the quarter ended March 31, 2009. The decrease in customer management solutions was attributable to a decrease in volumes associated with transactional-based agreements and a decline in professional services revenue from software implementation services. The decrease in fraud solutions revenues was attributable to the June 2009 divestiture of our RoamEx product line, which accounted for $2.1 million of revenue in the quarter ended March 31, 2009. The decrease in collection and recovery solutions was attributable to a decline in license sales and a decline in professional services revenue from software implementation services. The increase in our marketing solutions revenues was attributable to sales of a new product, FICO® Retail Action Manager.
Scores

	Quarter Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
Scores	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$41,885	$43,966	$(2,081)	(5)%
Professional services	649	580	69	12%

Total	$42,534	$44,546	(2,012)	(5)%

     Scores segment revenues decreased $2.0 million primarily due to a decrease in our myFICO® business-to-consumer services. The decline in our business-to-consumer services was primarily attributable to Experian terminating its relationship with myFICO.com in February 2009. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2010.
     During the quarters ended March 31, 2010 and 2009, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 21% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
Tools

	Quarter Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
Tools	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$7,113	$6,386	$727	11%
Professional services	3,656	5,049	(1,393)	(28)%
License	3,521	4,314	(793)	(18)%

Total	$14,290	$15,749	(1,459)	(9)%

     Tools segment revenues decreased $1.5 million primarily due to a decrease of license sales related to our FICOTM Blaze Advisor® product, which was negatively impacted by the current business environment. In addition, professional services revenue declined due to the completion of several large installations in prior periods.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009 Revenues
Applications

				Period-to-Period
	Six Months Ended March 31,		Period-to-Period	Percentage
Applications	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$131,437	$138,692	$(7,255)	(5)%
Professional services	41,083	46,620	(5,537)	(12)%
License	7,248	8,673	(1,425)	(16)%

Total	$179,768	$193,985	(14,217)	(7)%

     Applications segment revenues decreased $14.2 million due to a $10.8 million decrease in revenues from our originations solutions, a $5.5 million decrease in our customer management solutions, a $4.6 million decrease in our fraud solutions, and a $1.9 million decrease from our other applications solutions. The revenue decline was partially offset by an $8.6 million increase in our marketing solutions.
     The decrease in originations solutions was attributable to a decrease in professional services and the June 2009 divestiture of our Liquid Credit Service for Telecom product line, which accounted for $6.4 million of revenue during the six months ended March 31, 2009. The decrease in customer management solutions was attributable to a decrease in volumes associated with transactional-based agreements. The decrease in fraud solutions revenues was attributable to the June 2009 divestiture of our RoamEx product line, which accounted for $4.3 million of revenue during the six months ended March 31, 2009. The increase in our marketing solutions revenues was attributable to sales of a new product, FICO® Retail Action Manager.
Scores

				Period-to-Period
	Six Months Ended March 31,		Period-to-Period	Percentage
Scores	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$83,028	$91,430	$(8,402)	(9)%
Professional services	1,059	757	302	40%

Total	$84,087	$92,187	(8,100)	(9)%

     Scores segment revenues decreased $8.1 million due to a $6.5 million decrease in our myFICO® business-to-consumer services and a $1.6 million decrease in our business-to-business Scores. The decline in our business-to-consumer services was primarily attributable to Experian terminating its relationship with myFICO.com. Business-to-business Scores revenue was impacted by a $2.8 million reduction in revenues from our services sold directly to users. These services have experienced increased pricing pressure in addition to a decline in volumes due to a decrease in prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect segment revenues in fiscal 2010.
     During the six months ended March 31, 2010 and 2009, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 20% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

				Period-to-Period
	Six Months Ended March 31,		Period-to-Period	Percentage
Tools	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$14,342	$12,990	$1,352	10%
Professional services	8,021	12,015	(3,994)	(33)%
License	8,998	11,618	(2,620)	(23)%

Total	$31,361	$36,623	(5,262)	(14)%

     Tools segment revenues decreased $5.3 million primarily due to a decrease of license sales related to our FICOTM Blaze Advisor® product, which was negatively impacted by the current business environment. In addition, professional services revenue declined due to the completion of several large installations in prior periods.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated:

						Period-to-Period
	Quarter Ended March 31,		Percentage of Revenues		Period-to-	Percentage
	2010	2009	2010	2009	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$143,720	$159,335	100%	100%	$(15,615)	(10)%

Operating expenses:
Cost of revenues	44,641	53,476	31%	34%	(8,835)	(17)%
Research and development	19,251	18,924	13%	12%	327	2%
Selling, general and administrative	53,697	52,460	38%	33%	1,237	2%
Amortization of intangible assets	3,070	3,156	2%	2%	(86)	(3)%
Restructuring	—	870	—%	—%	(870)	(100)%

Total operating expenses	120,659	128,886	84%	81%	(8,227)	(6)%

Operating income	23,061	30,449	16%	19%	(7,388)	(24)%
Interest income	507	1,245	—%	1%	(738)	(59)%
Interest expense	(5,423)	(6,527)	(4)%	(4)%	1,104	(17)%
Other income (expense), net	1,027	(298)	1%	—%	1,325	(445)%

Income from continuing operations before income taxes	19,172	24,869	13%	16%	(5,697)	(23)%
Provision for income taxes	6,180	6,761	4%	5%	(581)	(9)%

Income from continuing operations	12,992	18,108	9%	11%	(5,116)	(28)%
Loss from discontinued operations	—	(363)	—%	—%	363	(100)%

Net income	$12,992	$17,745	9%	11%	(4,753)	(27)%

Number of employees at quarter end	2,147	2,184			(37)	(2)%

						Period-to-Period
	Six Months Ended March 31,		Percentage of Revenues		Period-to-	Percentage
	2010	2009	2010	2009	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$295,216	$322,795	100%	100%	$(27,579)	(9)%

Operating expenses:
Cost of revenues	87,160	112,495	29%	35%	(25,335)	(23)%
Research and development	38,227	37,045	13%	11%	1,182	3%
Selling, general and administrative	108,900	107,229	37%	33%	1,671	2%
Amortization of intangible assets	6,235	6,403	2%	2%	(168)	(3)%
Restructuring	—	8,948	—%	3%	(8,948)	(100)%

Total operating expenses	240,522	272,120	81%	84%	(31,598)	(12)%

Operating income	54,694	50,675	19%	16%	4,019	8%
Interest income	1,046	2,900	—%	1%	(1,854)	(64)%
Interest expense	(10,831)	(13,685)	(4)%	(4)%	2,854	(21)%
Other income, net	646	1,148	—%	—%	(502)	(44)%

Income from continuing operations before income taxes	45,555	41,038	15%	13%	4,517	11%
Provision for income taxes	14,877	10,820	5%	4%	4,057	37%

Income from continuing operations	30,678	30,218	10%	9%	460	2%
Loss from discontinued operations	—	(363)	—%	—%	363	(100)%

Net income	$30,678	$29,855	10%	9%	823	3%

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
     The quarter over quarter decrease of $8.8 million in cost of revenues resulted from a $4.3 million decrease in personnel and other labor-related costs, a $4.2 million decrease in facilities and infrastructure costs and a $0.3 million decrease in other costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.
     The year-to-date period over period decrease of $25.3 million in cost of revenues resulted from a $12.7 million decrease in personnel and other labor-related costs, an $8.7 million decrease in facilities and infrastructure costs, a $3.4 million decrease in third party software and data costs and a $0.5 million decrease in other costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities. The decrease in third party software and data costs was due to decreased sales in our myFICO® business-to-consumer services that required data acquisition.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will decrease slightly when compared to those incurred during the quarter ended March 31, 2010.

     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of Applications and Tools products.
     Research and development expenditures for the quarter ended March 31, 2010 were consistent with expenditures in the quarter ended March 31, 2009.
     The year-to-date period over period increase of $1.2 million in research and development expenditures was attributable primarily to a $0.6 million increase in personnel and related costs and $0.6 million increase in other expenses. The increase in personnel and related cost was due to increased salaries for the period ended March 31, 2010.
     Over the next several quarters, we expect that research and development expenditures will be consistent with those incurred during the quarter ended March 31, 2010.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase of $1.2 million in selling, general and administrative expenses was attributable to a $4.7 million increase in personnel and related costs and a $0.9 million increase in travel expenses, partially offset by a $1.1 million decrease in marketing expenses, a $1.0 million decrease in professional fees, a $1.0 million decrease in facilities and infrastructure costs, a $0.6 million decrease in bad debt expense and a $0.7 million decrease in other costs. The quarter over quarter increase in personnel and related costs was primarily due to increased salaries and benefits for the period ended March 31, 2010. The increase in travel expenses was due to increased travel to support sales efforts. The decrease in marketing expense was attributable to the timing of marketing campaigns and related activities. The decline in professional fees was primarily due to decreased legal fees. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities in previous quarters. The decline in bad debt expense was due to successful collection efforts.
     The year-to-date period over period increase of $1.7 million in selling, general and administrative expenses was attributable to a $5.6 million increase in personnel and related costs and a $1.2 million increase in travel expenses, partially offset by a $2.0 million decrease in professional fees, a $1.3 million decrease in bad debt expense, a $1.0 million decrease in facilities and infrastructure costs and a $0.8 million decrease in other costs. The quarter over quarter increase in personnel and related costs was primarily due to increased salaries and benefits for the six months ended March 31, 2010. The increase in travel expenses was due to increased travel to support sales efforts. The decline in professional fees was primarily due to decreased legal fees. The decline in bad debt expense was due to successful collection efforts. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities in previous quarters.
     Over the next several quarters, we expect that selling, general and administrative expenses will be consistent with those incurred during the quarter ended March 31, 2010.
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
     Over the next several quarters, we expect that amortization expense will be slightly lower than the amortization expense we recorded during the quarter ended March 31, 2010.

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
     We did not incur any restructuring charges during the three and six months ended March 31, 2010.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.7 million was attributable to a decline in interest rates and investment income yields due to market conditions.
     The year-to-date decrease in interest income of $1.9 million was attributable to a decline in interest rates and investment yields due to market conditions.
Interest Expense
     Interest expense recorded during the quarter ended March 31, 2010 included interest on our Senior Notes and interest associated with borrowings under our revolving line of credit. The decrease in interest expense of $1.1 million in such quarter was the result of lower average interest rates on our revolving line of credit.
     The year-to-date decrease in interest expense of $2.9 million was attributable to lower average interest rates on our revolving line of credit in fiscal 2010.
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
     Other income (expense), net in the quarter ended March 31, 2010, primarily consisted of gains on the sale of assets of $0.9 million. In the quarter ended March 31, 2009, other income (expense), net resulted from foreign exchange currency loss of $0.4 million.
     Other income (expense), net in the six months ended March 31, 2010, primarily consisted of gains on the sale of assets of $0.9 million and foreign exchange currency losses of $0.5 million. In the six months ended March 31, 2009, other income (expense), net resulted from foreign exchange currency gains of $1.0 million.
     Provision for Income Taxes
     Our effective tax rate was 32.2% and 27.2% during the quarters ended March 31, 2010 and 2009, respectively and 32.7% and 26.4% during the six months ended March 31, 2010 and 2009, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
     Our effective tax rate for the three and six months ended March 31, 2010, was negatively affected by the delay in the extension of the U.S. federal research tax credit. We were unable to recognize this tax credit during the three and six months ended March 31,

2010 as legislation providing for reinstatement of this credit was not yet enacted.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

				Period-to-Period
	Quarter Ended March 31,		Period-to-Period	Percentage
	2010	2009	Change	Change
Segment	(In thousands)		(In thousands)
Applications	$20,554	$34,335	$(13,781)	(40)%
Scores	27,333	28,557	(1,224)	(4)%
Tools	580	1,063	(483)	(45)%
Corporate expenses	(17,489)	(24,303)	6,814	(28)%

Total segment operating income	30,978	39,652	(8,674)	(22)%
Unallocated stock-based compensation	(4,847)	(5,177)	330	(6)%
Unallocated amortization expense	(3,070)	(3,156)	86	(3)%
Unallocated restructuring	—	(870)	870	(100)%

Operating income	$23,061	$30,449	(7,388)	(24)%

				Period-to-Period
	Six Months Ended March 31,		Period-to-Period	Percentage
	2010	2009	Change	Change
Segment	(In thousands)		(In thousands)
Applications	$46,246	$53,687	$(7,441)	(14)%
Scores	54,608	60,925	(6,317)	(10)%
Tools	3,472	4,952	(1,480)	(30)%
Corporate expenses	(34,015)	(42,890)	8,875	(21)%

Total segment operating income	70,311	76,674	(6,363)	(8)%
Unallocated stock-based compensation	(9,382)	(10,648)	1,266	(12)%
Unallocated amortization expense	(6,235)	(6,403)	168	(3)%
Unallocated restructuring	—	(8,948)	8,948	(100)%

Operating income	$54,694	$50,675	4,019	8%

     The quarter over quarter decrease of $7.4 million in operating income was attributable to a decline in segment revenues partially offset by a decrease in corporate operating expenses and a decrease in restructuring expenses. At the segment level, the decrease in segment operating income was driven by a decrease of $13.8 million in segment operating income in our Applications segment, a decrease of $1.2 million in our Scores segment and a decrease of $0.5 million in our Tools segment.
     The decrease in our Applications segment was attributable to a decrease in revenue as well as an increase in segment operating expenses, primarily due to increasing salary and benefit expenses.
     The decrease in our Scores segment operating income was attributable primarily to a decline in revenues derived from business-to-consumer services and services that we provided directly to users in financial services.
     In our Tools segment, the decrease in segment operating income was primarily attributable to a decrease in Blaze Advisor revenues and a decrease in professional services implementations, partially offset by lower operating expenses for professional services implementations.
     The decrease in corporate expenses was due to staff reductions and facility consolidations, driven by our reengineering initiative.

     The year-to-date period over period increase of $4.0 million in operating income was attributable to a reduction in segment and corporate operating expenses, which was driven by our reengineering initiative, a decrease in restructuring expenses and a decrease in share-based compensation expense, partially offset by a decline in segment revenues. Under the reengineering initiative, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. At the segment level, our segment operating income was negatively impacted by a $7.4 million decrease in our Applications segment, a $6.3 million decrease in our Scores segment and $1.5 million decrease in our Tools segment.
     The decrease in our Applications segment operating income was attributable to a decrease in revenue, partially offset by a decrease in operating expenses, which was driven by our reengineering initiative.
     The decrease in our Scores segment operating income was attributable primarily to a decline in revenues derived from business-to-consumer services and services that we provided directly to users in financial services partially offset by a decrease in operating expenses, which was driven by our reengineering initiative.
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
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Operating cash flows were impacted by a $12.3 million decrease in accounts receivable, a $9.3 million increase in other liabilities and a $0.1 million increase in deferred revenue for the six months ended March 31, 2010 compared to a $28.4 million decrease in accounts receivable, a $7.9 million decrease in other liabilities and a $7.7 million increase in deferred revenue for the six months ended March 31, 2009.
     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $1.5 million during the six months ended March 31, 2010, compared to cash used of $9.1 million in the six months ended March 31, 2009. The increase in cash flows from investing activities was primarily attributable to $8.9 million in proceeds from maturities of marketable securities, net of purchases, during the six months ended March 31, 2010 compared to $1.9 million that was used for purchases of marketable securities, net of proceeds from maturities, during the six months ended March 31, 2009.
     Cash Flows from Financing Activities
     Net cash used in financing activities totaled $56.2 million in the six months ended March 31, 2010, compared to net cash provided by financing activities of $1.1 million in during the six months ended March 31, 2009. The decrease in cash flows from financing activities was primarily due to the repurchase of $57.5 million of common stock during the six months ended March 31, 2010.
     Repurchases of Common Stock
     In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. From time to time, we repurchase our common stock in the open market pursuant to this program. During the three and six months ended March 31, 2010, we repurchased 1.0 million shares of our common stock for $24.1 million and 2.7 million shares of common stock for $57.5 million, respectively. As of March 31, 2010, we had $72.1 million remaining under this authorization.

     Dividends
     During the quarter ended March 31, 2010, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Revolving Line of Credit
     We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires in October 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. As of March 31, 2010, we were in compliance with all covenants under the revolving line of credit and we had $295.0 million of borrowings outstanding at an interest rate of 0.6%. On April 19, 2010, we used $50 million of cash to reduce our outstanding debt obligation on our revolving line of credit from $295 million to $245 million.
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
     Capital Resources and Liquidity Outlook
     As of March 31, 2010, we had $382.0 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until October 2011. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue Recognition
Software Licenses
     Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable. The determination of whether fees are fixed or determinable and collection is probable involves the use of assumptions. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed or determinable, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectability is not probable, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance, expiration of the acceptance period, or when we can demonstrate we meet the acceptance criteria. We evaluate contract terms and customer information to ensure that these criteria are met prior to our recognition of license fee revenue.
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
Transactional-based Revenues
     Transactional-based revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed. Revenues from transactional or unit-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized based on minimum contractual amounts or on system usage that exceeds minimum contractual amounts. Certain of our transactional-based revenues are based on transaction or active account volumes as reported by our clients. In instances where volumes are reported to us in arrears, we estimate volumes based on preliminary customer transaction information or average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data is received, and this could have a material impact on our results of operations during the period of time that we changed accounting methods.
Consulting Services
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
Hosting Services
     We sell hosting services (“ASP”) where a customer may access the software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the contractual term. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of the Company’s fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is deferred until the date the customer commences use of our services at which point the up-front fees are recognized ratably over the contractual term of the customer arrangement. ASP transactional fees are recorded monthly as earned.
Non-Software Multiple-Deliverable Arrangements
     Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls and customer segment pricing strategies and the product lifecycle. We analyze selling prices used in our allocation of arrangement consideration on an annual basis, or more frequently if necessary. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.
Gross vs. Net Revenue Reporting
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
     Allowance for Doubtful Accounts
     We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we analyze specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment cycles. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required.

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
     Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, which have adversely affected the fair value of our reporting units, we will continue to carefully monitor and evaluate the carrying value of goodwill. We had $661.9 million of goodwill recorded on our consolidated balance sheet as of March 31, 2010. As of the most recent testing date (July 1, 2009), the fair value of our reporting units (as configured at that time) exceeded their respective carrying values by between $20 million and $329 million. However, if difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our reporting units as compared to fiscal 2009 year-end levels. Such further declines in fair value may require us to record an impairment charge related to goodwill.

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
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2010 and September 30, 2009:

	March 31, 2010			September 30, 2009
		Carrying	Average		Carrying	Average
	Cost Basis	Amount	Yield	Cost Basis	Amount	Yield
	(Dollars in thousands)
Cash and cash equivalents	$190,910	$190,910	0.07%	$178,157	$178,157	0.12%
Short-term investments	151,438	151,609	0.99%	139,149	139,673	1.26%
Long-term investments	35,171	35,227	1.08%	57,437	57,611	1.44%

	$377,519	$377,746	0.53%	$374,743	$375,441	0.75%

     In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at March 31, 2010 and September 30, 2009:

	March 31, 2010			September 30, 2009
		Carrying			Carrying
	Principal	Amounts	Fair Value	Principal	Amounts	Fair Value
(In thousands)
Senior Notes	$275,000	$275,000	$306,865	$275,000	$275,000	$301,295
     We have interest rate risk with respect to our five-year $600 million unsecured revolving line of credit. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $295.0 million of borrowings outstanding on this facility as of March 31, 2010 and September 30, 2009.
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

     The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2010:

	March 31, 2010
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	1,550 CAD	$1,523	$—
Euro (EUR)	7,000 EUR	9,428	—
Japanese yen (JPY)	74,000 JPY	794	—

Buy foreign currency:
British pound (GBP)	3,401 GBP	5,150	—
     The forward foreign currency contracts were all entered into on March 31, 2010; therefore, the fair value was $0 on that date.

Item 4.	Controls and Procedures
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

			Total Number of	Maximum
			Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of		Part of Publicly	Yet Be
	Shares	Average	Announced	Purchased
	Purchased	Price Paid	Plans or	Under the Plans
Period	(2)	per Share	Programs	or Programs
January 1, 2010 through January 31, 2010	183,306	$21.70	166,400	$92,660,870
February 1, 2010 through February 28, 2010	6,159	$21.37	—	$92,660,870
March 1, 2010 through March 31, 2010	791,516	$25.94	791,516	$72,131,525

	980,981	$25.12	957,916	$72,131,525

(1)	In November 2007, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The November 2007 program does not have a fixed expiration date.

(2)	Includes 23,065 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2010.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on February 2, 2010 and the following actions were taken:
1. Election of Directors
     Stockholders elected nine directors for one-year terms. The vote tabulation for individual directors was:

NOMINEE	FOR	WITHHELD
Mr. A. George Battle	36,172,165	2,060,758
Mr. Nicholas F. Graziano, III	37,779,563	453,360
Dr. Mark N. Greene	37,794,033	438,890
Mr. Alex W. Hart	37,565,019	667,904
Mr. James D. Kirsner	37,428,489	804,434
Mr. William J. Lansing	37,154,189	1,078,734
Mr. Rahul L. Merchant	37,398,187	834,736
Ms. Margaret L. Taylor	37,686,243	546,680
Mr. Duane E. White	37,797,128	435,795
2. Amendment of Restated Certificate of Incorporation
     The stockholders approved the amendment of our Restated Certificate of Incorporation to eliminate cumulative voting in the election of directors (with 34,917,228 votes for, 3,278,650 votes against, 37,045 abstentions and 4,220,917 broker non-votes). The amendment became effective upon its filing with the state of Delaware, which was accomplished February 3, 2010.
3. Amendment of Bylaws
     The stockholders approved the amendment of our Bylaws to change the standard for the election of directors in uncontested elections from a plurality voting standard to a majority voting standard (with 36,782,061 votes for, 1,411,383 votes against, 39,479 abstentions and 4,220,917 broker non-votes).
4. Ratification of Independent Auditors
     The stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending September 30, 2010 (with 41,496,407 votes for, 923,193 votes against, 34,240 abstentions and 0 broker non-votes).
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 8, 2010.)

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010.)

10.1	Letter Agreement dated January 15, 2010 by and between the Company and Charles Ill. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 20, 2010.)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 7, 2010	FAIR ISAAC CORPORATION
	By	/s/ THOMAS A. BRADLEY
Thomas A. Bradley
Executive Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: May 7, 2010	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2010

Exhibit
Number	Description
3.1	Bylaws of Fair Isaac Corporation	Incorporated by Reference

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Incorporated by Reference

10.1	Letter Agreement dated January 15, 2010 by and between the Company and Charles Ill.	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically