Form 10-Q
period 2010-06-30
FAIR ISAAC CORP
filed 2010-08-06
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on July 31, 2010 was 41,710,784 (excluding 47,145,999 shares held by the Company as treasury stock).

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	[Reserved]	46
Item 5.	Other Information
Item 6.	Exhibits	46
Signatures		47
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		September 30,
	June 30, 2010	2009
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$112,612	$178,157
Marketable securities available for sale, current portion	129,173	139,673
Accounts receivable, net	107,804	101,742
Prepaid expenses and other current assets	22,223	22,986

Total current assets	371,812	442,558

Marketable securities available for sale, less current portion	19,015	61,371
Other investments	11,074	11,074
Property and equipment, net	31,421	34,340
Goodwill	660,804	667,640
Intangible assets, net	29,050	38,255
Deferred income taxes	30,867	38,100
Other assets	8,354	10,550

Total assets	$1,162,397	$1,303,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,520	$8,593
Accrued compensation and employee benefits	31,421	28,139
Other accrued liabilities	35,459	38,183
Deferred revenue	45,234	39,673
Current maturities on long-term debt	8,000	—

Total current liabilities	128,634	114,588

Revolving line of credit	245,000	295,000
Senior notes	267,000	275,000
Other liabilities	14,647	19,031

Total liabilities	655,281	703,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued, 42,271 and 48,156 shares outstanding at June 30, 2010 and September 30, 2009, respectively)	423	482
Paid-in-capital	1,103,784	1,106,292
Treasury stock, at cost (46,586 and 40,701 shares at June 30, 2010 and September 30, 2009, respectively)	(1,501,111)	(1,375,400)
Retained earnings	932,168	886,324
Accumulated other comprehensive loss	(28,148)	(17,429)

Total stockholders’ equity	507,116	600,269

Total liabilities and stockholders’ equity	$1,162,397	$1,303,888

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$115,902	$119,534	$344,709	$362,646
Professional services	25,541	28,400	75,704	87,792
License	13,886	8,084	30,132	28,375

Total revenues	155,329	156,018	450,545	478,813

Operating expenses:
Cost of revenues (1)	45,316	48,160	132,476	160,655
Research and development	19,176	18,364	57,403	55,409
Selling, general and administrative (1)	57,077	50,290	165,977	157,519
Amortization of intangible assets (1)	2,683	3,219	8,918	9,622
Restructuring	—	(237)	—	8,711
Loss on sale of product line assets	—	2,993	—	2,993

Total operating expenses	124,252	122,789	364,774	394,909

Operating income	31,077	33,229	85,771	83,904
Interest income	393	936	1,439	3,836
Interest expense	(5,462)	(6,086)	(16,293)	(19,771)
Other income, net	701	503	1,347	1,651

Income from continuing operations before income taxes	26,709	28,582	72,264	69,620
Provision for income taxes	8,771	10,443	23,648	21,263

Income from continuing operations	17,938	18,139	48,616	48,357
Loss from discontinued operations	—	—	—	(363)

Net income	$17,938	$18,139	$48,616	$47,994

Basic earnings per share:
Continuing operations	$0.40	$0.37	$1.05	$0.99
Discontinued operations	—	—	—	—

Total	$0.40	$0.37	$1.05	$0.99

Diluted earnings (loss) per share:
Continuing operations	$0.40	$0.37	$1.04	$0.99
Discontinued operations	—	—	—	(0.01)

Total	$0.40	$0.37	$1.04	$0.98

Shares used in computing earnings per share:
Basic	44,446	48,835	46,171	48,707

Diluted	44,885	48,986	46,561	48,777

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-in-		Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Treasury Stock	Earnings	Loss	Equity	Income
	(In thousands)
Balance at September 30, 2009	48,156	$482	$1,106,292	$(1,375,400)	$886,324	$(17,429)	$600,269
Share-based compensation	—	—	13,235	—	—	—	13,235
Exercise of stock options	266	3	(5,208)	8,810	—	—	3,605
Tax effect from share-based payment arrangements	—	—	(3,966)	—	—	—	(3,966)
Repurchases of common stock	(6,298)	(63)	—	(139,465)	—	—	(139,528)
Issuance of ESPP shares from treasury	1	—	(15)	46	—	—	31
Issuance of restricted stock to employees from treasury	146	1	(6,554)	4,898	—	—	(1,655)
Dividends paid	—	—	—	—	(2,772)	—	(2,772)
Net income	—	—	—	—	48,616	—	48,616	$48,616
Unrealized loss on investments	—	—	—	—	—	(326)	(326)	(326)
Cumulative translation adjustments	—	—	—	—	—	(10,393)	(10,393)	(10,393)

Balance at June 30, 2010	42,271	$423	$1,103,784	$(1,501,111)	$932,168	$(28,148)	$507,116	$37,897

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$48,616	$47,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,762	29,052
Share-based compensation	13,235	15,342
Deferred income taxes	689	3,660
Tax effect from share-based payment arrangements	(3,966)	(7,297)
Excess tax benefits from share-based payment arrangements	(1,052)	(121)
Net amortization of premium on marketable securities	1,668	601
Provision for doubtful accounts, net	(234)	499
Loss on sale of product line assets	—	2,993
Net loss on sales of property and equipment	658	103
Changes in operating assets and liabilities, net of disposition effects:
Accounts receivable	(7,852)	35,251
Prepaid expenses and other assets	815	925
Accounts payable	24	(864)
Accrued compensation and employee benefits	3,453	(624)
Other liabilities	693	(10,390)
Deferred revenue	3,516	7,222

Net cash provided by operating activities	84,025	124,346

Cash flows from investing activities:
Purchases of property and equipment	(12,746)	(11,283)
Cash proceeds from sale of property and equipment	50	—
Cash proceeds from sale of product line assets	2,182	1,000
Purchases of marketable securities	(71,749)	(110,723)
Proceeds from maturities of marketable securities	122,573	107,495
Distribution from cost method investees	—	1,300

Net cash provided by (used in) investing activities	40,310	(12,211)

Cash flows from financing activities:
Payments on revolving line of credit	(50,000)	—
Proceeds from issuances of common stock under employee stock option and purchase plans	1,981	2,822
Dividends paid	(2,772)	(2,923)
Repurchases of common stock	(137,497)	—
Excess tax benefits from share-based payment arrangements	1,052	121

Net cash provided by (used in) financing activities	(187,236)	20

Effect of exchange rate changes on cash	(2,644)	(1,487)

Increase (decrease) in cash and cash equivalents	(65,545)	110,668
Cash and cash equivalents, beginning of year	178,157	129,678

Cash and cash equivalents, end of year	$112,612	$240,346

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$13,374	$20,910
Cash paid for interest	$20,519	$24,861
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
     In these condensed consolidated financial statements, FICO is referred to as “we,” “us,” “our,” or “FICO”.
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
   Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs and deferred tax assets; the benefits related to uncertain tax positions, the determination of the fair value of share-based compensation, the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.
   Adoption of Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We adopted this guidance on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning October 1, 2011. Other than requiring additional disclosures, adoption of this new guidance does not have a material impact on our financial statements.
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
     We elected to early adopt this accounting guidance and we have applied these standards to all applicable revenue arrangements entered into or materially modified beginning October 1, 2009. The adoption of these standards had an immaterial effect on our revenues, pre-tax income, net income and earnings per share during the three and nine months ended June 30, 2010.
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
     We do not expect the adoption of this guidance will result in a change in our units of accounting or in how we allocate arrangement consideration to our units of accounting. In addition, we do not anticipate material changes in the pattern and timing of revenue recognition nor do we expect a material effect on our condensed financial statements in periods subsequent to adoption. However, the new guidance may facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead to engaging in new go-to-market practices in the future. In particular, we expect that the new accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, we may modify pricing practices in the future which could result in changes in selling prices, including both VSOE and ESP.
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
     On October 1, 2009, we adopted new accounting guidance for measuring liabilities at fair value. This guidance clarifies that the quoted price for an identical liability is a Level 1 measurement when no adjustments to the quoted price are necessary. If quoted prices for identical liabilities are not available, the guidance provides valuation techniques to be used in determining the fair value of the liability. The adoption of this standard did not impact our consolidated financial statements during the three and nine months ended June 30, 2010.
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
2. Goodwill and Intangible Assets
     As discussed in Note 7, effective October 1, 2009, we completed an entity-wide reorganization, which resulted in a change in our segments. Goodwill of $12.9 million previously attributable to our former Professional Services segment was reassigned to our remaining segments based on the relative fair values of those segments. In addition, goodwill of $54.9 million was reclassified from the Applications segment to our Scores segment based on the relative fair value of our business-to-consumer business. We completed an assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The following table summarizes changes to goodwill during fiscal 2010, both in total and as allocated to our operating segments.

			Tools
	Applications		(Previously
	(previously	Scores	Analytical
	Strategy	(previously	Software	Professional
	Machines)	Scoring)	Tools)	Services	Total
	(In thousands)
Balance at September 30, 2009	$501,855	$87,108	$65,812	$12,865	$667,640
Segment reorganization (see note 7)	(48,215)	59,540	1,540	(12,865)	—
Foreign currency translation adjustment	(5,637)	—	(1,199)	—	(6,836)

Balance at June 30, 2010	$448,003	$146,648	$66,153	$—	$660,804

     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$1,337	$1,704	$4,787	$5,090
Selling, general and administrative expenses	1,346	1,515	4,131	4,532

	$2,683	$3,219	$8,918	$9,622

     Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets (excluding goodwill) were $29.1 million and $38.3 million, net of accumulated amortization of $105.5 million and $107.7 million, as of June 30, 2010 and September 30, 2009, respectively.
     Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2010, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2010	$1,973
2011	7,658
2012	6,081
2013	4,094
2014	2,407
Thereafter	6,837

$29,050

3. Restructuring Expenses
     The following table summarizes our restructuring accruals for certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018.

	Accrual at	Expense	Cash	Expense	Accrual at
	September 30, 2009	Additions	Payments	Reversals	June 30, 2010
	(In thousands)
Facilities charges	$3,771	$—	$(1,631)	$—	$2,140
Less: current portion	(1,361)				(744)

Non-current	$2,410				$1,396

     There were no restructuring expenses incurred during the three and nine months ended June 30, 2010.
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
4. Sale of Product Line Assets
     In June 2009, we sold the assets associated with our LiquidCredit® for Telecom (“LCT”) and RoamEx® product lines. LCT and RoamEx solutions were included primarily in our Applications segment. The LCT sale, which was for $3.5 million, included a $0.5 million receivable for post-closing working capital adjustments. The RoamEx sale, which was for $2.7 million, included a $1.4 million escrow balance and a $0.3 million receivable for post-closing working capital adjustments. All amounts included in escrow and applicable post-closing working capital adjustments were received in fiscal 2010. Revenues attributable to the LCT and RoamEx product lines were $5.0 million and $15.7 million during the three and nine months ended June 30, 2009.
5. Composition of Certain Financial Statement Captions

	June 30, 2010	September 30, 2009
	(In thousands)
Property and equipment	$214,896	$206,068
Less: accumulated depreciation and amortization	(183,475)	(171,728)

	$31,421	$34,340

6. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Numerator for diluted and basic earnings per share — income from continuing operations:	$17,938	$18,139	$48,616	$48,357

Denominator — shares:
Basic weighted-average shares	44,446	48,835	46,171	48,707
Effect of dilutive securities	439	151	390	70

Diluted weighted-average shares	44,885	48,986	46,561	48,777

Earnings per share from continuing operations:
Basic	$0.40	$0.37	$1.05	$0.99

Diluted	$0.40	$0.37	$1.04	$0.99

     The computation of diluted EPS for the quarters ended June 30, 2010 and 2009, excludes options to purchase approximately 4,731,000 and 6,579,000 shares of common stock, respectively, and for the nine months ended June 30, 2010 and 2009, excludes options to purchase approximately 5,001,000 and 7,597,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
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
The following tables summarize segment information for the three and nine months ended June 30, 2010 and 2009:

	Quarter Ended June 30, 2010
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$62,939	$46,153	$6,810	$—	$115,902
Professional services	21,500	352	3,689	—	25,541
License	6,991	—	6,895	—	13,886

Total segment revenues	91,430	46,505	17,394	—	155,329
Segment operating expense	(68,003)	(15,907)	(15,409)	(18,397)	(117,716)

Segment operating income	$23,427	$30,598	$1,985	$(18,397)	37,613

Unallocated share-based compensation expense					(3,853)
Unallocated amortization expense					(2,683)

Operating income					31,077
Unallocated interest income					393
Unallocated interest expense					(5,462)
Unallocated other income, net					701

Income before income taxes					$26,709

Depreciation expense	$3,753	$333	$540	$325	$4,951

	Quarter ended June 30, 2009
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$67,991	$44,832	$6,711	$—	$119,534
Professional services	24,077	472	3,851	—	28,400
License	2,491	—	5,593	—	8,084

Total segment revenues	94,559	45,304	16,155	—	156,018
Segment operating expense	(65,298)	(12,914)	(14,294)	(19,614)	(112,120)

Segment operating income	$29,261	$32,390	$1,861	$(19,614)	43,898

Unallocated share-based compensation expense					(4,694)
Unallocated amortization expense					(3,219)
Unallocated restructuring expense					237
Unallocated loss on sale of product line assets					(2,993)

Operating income					33,229
Unallocated interest income					936
Unallocated interest expense					(6,086)
Unallocated other income, net					503

Income before income taxes					$28,582

Depreciation expense	$4,946	$484	$533	$473	$6,436

	Nine Months Ended June 30, 2010
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$194,376	$129,181	$21,152	$—	$344,709
Professional services	62,583	1,411	11,710	—	75,704
License	14,239	—	15,893	—	30,132

Total segment revenues	271,198	130,592	48,755	—	450,545
Segment operating expense	(201,525)	(45,386)	(43,298)	(52,412)	(342,621)

Segment operating income	$69,673	$85,206	$5,457	$(52,412)	107,924

Unallocated share-based compensation expense					(13,235)
Unallocated amortization expense					(8,918)

Operating income					85,771
Unallocated interest income					1,439
Unallocated interest expense					(16,293)
Unallocated other income, net					1,347

Income before income taxes					$72,264

Depreciation expense	$11,257	$1,013	$1,583	$991	$14,844

	Nine Months Ended June 30, 2009
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$206,683	$136,262	$19,701	$—	$362,646
Professional services	70,697	1,229	15,866	—	87,792
License	11,164	—	17,211	—	28,375

Total segment revenues	288,544	137,491	52,778	—	478,813
Segment operating expense	(205,596)	(44,176)	(45,965)	(62,504)	(358,241)

Segment operating income	$82,948	$93,315	$6,813	$(62,504)	120,572

Unallocated share-based compensation expense					(15,342)
Unallocated amortization expense					(9,622)
Unallocated restructuring expense					(8,711)
Unallocated loss on sale of product line assets					(2,993)

Operating income					83,904
Unallocated interest income					3,836
Unallocated interest expense					(19,771)
Unallocated other income, net					1,651

Income before income taxes					$69,620

Depreciation expense	$14,946	$1,368	$1,650	$1,466	$19,430

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
•	Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 securities are comprised of money market funds and certain equity securities.

•	Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 securities are comprised of U.S. government, municipal and corporate debt obligations that are generally held to maturity.

•	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table represents financial assets that we measured at fair value on a recurring basis at June 30, 2010 and September 31, 2009:

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
	(Level 1)	(Level 2)	June 30, 2010
Assets:
Cash equivalents (1)	$55,499	$—	$55,499
U.S. corporate debt (2)	—	20,544	20,544
Non U.S. corporate debt (2)	—	37,476	37,476
U.S. government obligations (2)	—	64,783	64,783
Municipal obligations (2)	—	21,453	21,453
Marketable securities (3)	3,932	—	3,932

Total	$59,431	$144,256	$203,687

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
	(Level 1)	(Level 2)	September 30, 2009
Assets:
Cash equivalents (1)	$113,468	$—	$113,468
U.S. corporate debt (2)	—	11,697	11,697
Non U.S. corporate debt (2)	—	38,977	38,977
U.S. government obligations (2)	—	119,031	119,031
Municipal obligations (2)	—	27,579	27,579
Marketable securities (3)	3,760	—	3,760

Total	$117,228	$197,284	$314,512

(1)	Included in cash and cash equivalents on our balance sheet at June 30, 2010 and September 30, 2009. Not included in this table are cash deposits of $57.1 million and $64.7 million at June 30, 2010 and September 30, 2009, respectively.

(2)	Included in marketable securities (short-term and long-term) on our balance sheet at June 30, 2010 and September 30, 2009, respectively.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at June 30, 2010 and September 30, 2009.
Where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing applies to our Level 1 investments. To the extent quoted prices in active markets for assets or liabilities are not available, the valuation techniques used to measure the fair values of our financial assets incorporate market inputs, which include reported trades, broker/dealer quotes, benchmark yields, issuer spreads, benchmark securities and other inputs derived from or corroborated by observable market data. This methodology applies to our Level 2 investments. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. During the three and nine months ended June 30, 2010 there were no transfers of financial instruments between classification levels.
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
9. Derivative Financial Instruments
     We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign currency denominated accounts receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their functional currency. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign currency exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro and Canadian dollar.
     Foreign currency denominated accounts receivable and cash balances are re-measured at foreign currency rates in effect on the balance sheet date with the effects of changes in foreign currency rates reported in other income, net. The forward contracts are not designated as hedges and are marked to market through other income, net. Fair value changes in the forward contracts help mitigate the changes in the value of the re-measured accounts receivable and cash balances attributable to changes in foreign currency exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.
     The following table summarizes the fair value of our derivative instruments and their location in the consolidated balance sheet:

June 30, 2010
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—
     The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2010 and September 30, 2009:

	June 30, 2010
	Contract Amount			Fair Value
	Foreign
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,125	$1,065	$—
Euro (EUR)	EUR	5,680	6,967	—

Buy foreign currency:
British pound (GBP)	GBP	3,473	5,200	—

	September 30, 2009
	Contract Amount			Fair Value
	Foreign
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,100	$1,022	$—
Euro (EUR)	EUR	6,100	8,908	—
Japanese yen (JPY)	JPY	61,000	679	—

Buy foreign currency:
British pound (GBP)	GBP	2,866	4,600	—

     The forward foreign currency contracts were all entered into on June 30, 2010 and September 30, 2009, respectively; therefore, the fair value was $0 on that date.
     Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income as a component of other income, net. These amounts are shown for the quarter and nine months ended June 30, 2010 and 2009 in the table below:

	Quarter Ended	Quarter Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Foreign currency forward contracts	$644	$1,638

	Nine Months	Nine Months
	Ended June 30,	Ended June 30,
	2010	2009
	(In thousands)
Foreign currency forward contracts	$520	$(1,254)
10. Income Taxes
     Effective Tax Rate
     Our effective tax rate was 32.8% and 36.5% during the quarters ended June 30, 2010 and 2009, respectively, and 32.7% and 30.5% during the nine months ended June 30, 2010 and 2009, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate year over year was due to changes in the foreign and domestic earnings mix and the expiration of the Federal Research and Development credit.
     The total unrecognized tax benefit for uncertain tax positions at June 30, 2010 is estimated to be approximately $12.1 million compared to $18.6 million as of September 30, 2009. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. As of June 30, 2010, we have accrued interest of $1.1 million related to the unrecognized tax benefits.
11. Revolving Line of Credit
     We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on October 20, 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. As of June 30, 2010, we were in compliance with all covenants under this revolving line of credit and we had $245.0 million of borrowings outstanding at an interest rate of 0.8%. On July 14, 2010, we repaid all outstanding obligations under the revolving line of credit using proceeds from the issuance of $245 million of Senior Notes in a private placement to a group of institutional investors.
12. Senior Notes
     In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving line of credit including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreement for the Senior Notes also includes covenants typical of unsecured facilities. As of June 30, 2010, we were in compliance with all covenants related to our Senior Notes.
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
     On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the United States District Court for the Southern District of New York for preliminary approval. This settlement requires no financial contribution from us. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. The Court granted the plaintiffs’ motion for final approval of the settlement and certified the settlement classes on October 5, 2009. The Court determined that the settlement is fair to the class members, approved the settlement and dismissed, with prejudice, the case against the Company and its individual defendants. Notices of appeal of the opinion granting final approval have been filed. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.
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
15. Subsequent Events
     For the three and nine months ended June 30, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.
     On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes include a weighted average interest rate of 5.20% and a weighted average maturity of 8 years. Proceeds from the Senior Notes were used to repay the entire balance outstanding on our revolving line of credit. The Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
E	$60 million	4.72%	July 14, 2016
F	$72 million	5.04%	July 14, 2017
G	$28 million	5.42%	July 14, 2019
H	$85 million	5.59%	July 14, 2020

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
     Most of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries, and during the quarter ended June 30, 2010, 75% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 75% and 77% of our revenues during the quarters ended June 30, 2010 and 2009, respectively, and 77% and 76% of our revenues for the nine months ended June 30, 2010 and 2009, respectively, were derived from maintenance or arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring professional service arrangements.
     Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $54.2 million and $47.0 million during the quarters ended June 30, 2010 and 2009, representing 35% and 30% of total consolidated revenues in each of these periods. International revenues totaled

$152.6 million and $149.4 million during the nine months ended June 30, 2010 and 2009, representing 34% and 31% of total consolidated revenues in each of these periods. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.
     One measure used by management as an indicator of our business performance is the volume of bookings achieved. We define a booking as estimated contractual revenues, including agreements with perpetual, multi-year and annual terms. Bookings values may include: (i) estimates of variable fee components such as hours to be incurred under new professional services arrangements and customer account or transaction activity for agreements with transactional-based fee arrangements; (ii) additional or expanded business from renewals of contracts; and (iii) to a lesser extent, previous customers that have attrited and been resold only as a result of a significant sales effort. Bookings for the three months ended June 30, 2010 and 2009 are as follows:

			Number of	Weighted -
		Bookings	Bookings Over	Average
	Bookings	Yield*	$1 million	Term
	(in millions)			(months)
Quarter ended June, 30, 2010	$63.5	29.1%	12	28

Quarter ended June, 30, 2009	$49.0	22.2%	7	24

*	Bookings yield represents the percent of revenue recorded in the quarter the booking is achieved.
     During the nine months ended June 30, 2010, we achieved bookings of $177.7 million, including 35 deals with booking values of $1.0 million or more. In comparison, bookings in the nine months ended June 30, 2009 were $148.2 million, including 27 deals with booking values of $1.0 million or more.
     The weighted-average term of bookings achieved measures the average term over which the bookings are expected to be recognized as revenue. As the weighted-average term increases, the average amount of revenues expected to be realized in a quarter decreases, however, the revenues are expected to be recognized over a longer period of time. As the weighted-average term decreases, the average amount of revenues expected to be realized in a quarter increases, however, the revenues are expected to be recognized over a shorter period of time.
     Management regards the volume of bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties, including those described in Item 1A “Risk Factors,” concerning timing and contingencies affecting product delivery and performance. Although many of our contracts have fixed noncancelable terms, some of our contracts are terminable by the client on short notice. Accordingly, we do not believe it is appropriate to characterize all of our bookings as backlog that will generate future revenue.
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
Segment Information
     Effective October 1, 2009, we implemented an organizational restructuring resulting in a consolidation of our current reporting segment structure from four segments to three. The former Professional Services segment, which represents delivery and integration services, is now included within the applicable segment to which the services relate. Our current segment structure is as follows:
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
     Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the three and nine months ended June 30, 2010 and 2009 are set forth in Note 7 to the accompanying condensed consolidated financial statements. All periods presented have been restated to reflect the aforementioned changes.
RESULTS OF OPERATIONS
Revenues
     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

	Quarter Ended June 30,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
Segment	2010	2009	2010	2009	Change	Change
	(In thousands)				(In thousands)
Applications	$91,430	$94,559	59%	61%	$(3,129)	(3)%
Scores	46,505	45,304	30%	29%	1,201	3%
Tools	17,394	16,155	11%	10%	1,239	8%

Total revenue	$155,329	$156,018	100%	100%	(689)	—%

	Nine Months Ended June 30,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
Segment	2010	2009	2010	2009	Change	Change
	(In thousands)				(In thousands)
Applications	$271,198	$288,544	60%	60%	$(17,346)	(6)%
Scores	130,592	137,491	29%	29%	(6,899)	(5)%
Tools	48,755	52,778	11%	11%	(4,023)	(8)%

Total revenue	$450,545	$478,813	100%	100%	(28,268)	(6)%

     Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009 Revenues
     Applications

	Quarter Ended June 30,
				Period-to-Period
			Period-to-Period	Percentage
Applications	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$62,939	$67,991	$(5,052)	(7)%
Professional services	21,500	24,077	(2,577)	(11)%
License	6,991	2,491	4,500	181%

Total	$91,430	$94,559	(3,129)	(3)%

     Applications segment revenues decreased $3.1 million due to a $3.0 million decrease in revenues from our customer management solutions, a $2.9 million decrease in revenues from our originations solutions and a $0.5 million decrease in other application solutions. The revenue decline was partially offset by a $2.2 million increase in our fraud solutions and a $1.1 increase in our marketing solutions.
     The decrease in customer management solutions was attributable to a decrease in volumes associated with transactional-based agreements and a decline in professional services revenue from software implementation services. The decrease in originations solutions was attributable to our June 2009 divestiture of our Liquid Credit Service for Telecom product line, which accounted for $2.7 million of revenue in the quarter ended June 30, 2009. The increase in our fraud solutions revenues was attributable to an increase in volumes and new sales of our FICO™ Falcon® Fraud Manager and to sales of a new product, FICO® Insurance Fraud Manager. The increase in our marketing solutions revenues was attributable to sales of a new product, FICO® Retail Action Manager.
     Scores

	Quarter Ended June 30,
				Period-to-Period
			Period-to-Period	Percentage
Scores	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$46,153	$44,832	$1,321	3%
Professional services	352	472	(120)	(25)%

Total	$46,505	$45,304	1,201	3%

     Scores segment revenues increased $1.2 million primarily due to an increase in our myFICO® business-to-consumer services revenues and an increase in our business-to-business scores revenues. The increase in our business-to-consumer services was primarily attributable to increased transactional volumes with myFICO.com. The increase in business-to-business scores revenue was due to a true-up of royalty fees with one of the reporting agencies partially offset by a decrease in prescreen revenues due to a decline in volumes of prescreening initiatives by our customers. Excluding the true-up of royalty fees, scores segment revenues would have decreased for the quarter ended June 30, 2010. We expect weakness in the U.S. financial credit market will continue to adversely affect Scores segment revenues in fiscal 2010.
     During the quarters ended June 30, 2010 and 2009, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 22% and 20%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

     Tools

	Quarter Ended June 30,
				Period-to-Period
			Period-to-Period	Percentage
Tools	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$6,810	$6,711	$99	1%
Professional services	3,689	3,851	(162)	(4)%
License	6,895	5,593	1,302	23%

Total	$17,394	$16,155	1,239	8%

     Tools segment revenues increased $1.2 million primarily due to an increase in license sales related to our optimization solutions.
     Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009 Revenues
     Applications

	Nine Months Ended June 30,
				Period-to-Period
			Period-to-Period	Percentage
Applications	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$194,376	$206,683	$(12,307)	(6)%
Professional services	62,583	70,697	(8,114)	(11)%
License	14,239	11,164	3,075	28%

Total	$271,198	$288,544	(17,346)	(6)%

     Applications segment revenues decreased $17.3 million due to a $13.7 million decrease in revenues from our originations solutions, an $8.4 million decrease in our customer management solutions, a $2.4 million decrease in our fraud solutions, and a $2.4 million decrease from our collection and recovery solutions. These decreases were partially offset by a $9.6 million increase in revenues from our marketing solutions.
     The decrease in originations solutions was attributable to a decrease in professional services and the June 2009 divestiture of our Liquid Credit Service for Telecom product line, which accounted for $9.1 million of revenue during the nine months ended June 30, 2009. Professional services were impacted because we established VSOE for certain analytic model consulting services during the quarter ended March 31, 2009. With all other revenue recognition criteria met, professional services amounts previously recorded as deferred revenue were recognized during the quarter ended March 31, 2009. The decrease in customer management solutions was attributable to a decrease in volumes associated with transactional-based agreements and a decline in implementation services. The decrease in fraud solutions revenues was attributable to the June 2009 divestiture of our RoamEx product line, which accounted for $6.6 million of revenue during the nine months ended June 30, 2009. This decrease was partially offset by an increase in volumes and new sales of our FICO™ Falcon® Fraud Manager and sales of a new product, FICO® Insurance Fraud Manager. The decrease in collections and recovery solutions was attributable to a decline in license sales. The increase in our marketing solutions revenues was attributable to sales of a new product, FICO® Retail Action Manager.

   Scores

	Nine Months Ended June 30,
				Period-to-Period
			Period-to-Period	Percentage
Scores	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$129,181	$136,262	$(7,081)	(5)%
Professional services	1,411	1,229	182	15%

Total	$130,592	$137,491	(6,899)	(5)%

     Scores segment revenues decreased $6.9 million due to a $5.6 million decrease in our myFICO® business-to-consumer services revenues and a $1.3 million decrease in our business-to-business scores revenues. The decline in our business-to-consumer services was primarily attributable to Experian terminating its relationship with myFICO.com in February 2009. Business-to-business scores revenue was impacted by a $4.3 million reduction in prescreen revenues, partially offset by a true-up of royalty fees with one of the reporting agencies. The decrease in prescreen revenues was due to a decline in volumes of prescreening initiatives by our customers. We expect that competitive pricing pressures as well as reduced volumes due to weakness in the U.S. financial credit market will continue to adversely affect Scores segment revenues in fiscal 2010.
     During the nine months ended June 30, 2010 and 2009, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 21% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
   Tools

	Nine Months Ended June 30,
				Period-to-Period
			Period-to-Period	Percentage
Tools	2010	2009	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$21,152	$19,701	$1,451	7%
Professional services	11,710	15,866	(4,156)	(26)%
License	15,893	17,211	(1,318)	(8)%

Total	$48,755	$52,778	(4,023)	(8)%

     Tools segment revenues decreased $4.0 million primarily due to a decrease of license and professional services sales related to our FICOTM Blaze Advisor® product, which was negatively impacted by the current business environment. Professional services revenue declined due to the completion of several large installations in prior periods and fewer implementation services due to decreased license sales. These decreases were partially offset by an increase in revenues from our FICOTM Model Builder product.

Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated:

	Quarter Ended June 30,		Percentage of Revenues
						Period-to-
						Period
					Period-to-	Percentage
	2010	2009	2010	2009	Period Change	Change
					(In thousands,
	(In thousands, except				except
	employees)				employees)
Revenues	$155,329	$156,018	100%	100%	$(689)	—%

Operating expenses:
Cost of revenues	45,316	48,160	29%	31%	(2,844)	(6)%
Research and development	19,176	18,364	12%	12%	812	4%
Selling, general and administrative	57,077	50,290	37%	32%	6,787	13%
Amortization of intangible assets	2,683	3,219	2%	2%	(536)	(17)%
Restructuring	—	(237)	—%	—%	237	(100)%
Loss on sale of product line assets	—	2,993	—%	2%	(2,993)	(100)%

Total operating expenses	124,252	122,789	80%	79%	1,463	1%

Operating income	31,077	33,229	20%	21%	(2,152)	(6)%
Interest income	393	936	—%	1%	(543)	(58)%
Interest expense	(5,462)	(6,086)	(3)%	(4)%	624	(10)%
Other income, net	701	503	—%	—%	198	39%

Income before income taxes	26,709	28,582	17%	18%	(1,873)	(7)%
Provision for income taxes	8,771	10,443	5%	6%	(1,672)	(16)%

Net income	$17,938	$18,139	12%	12%	(201)	(1)%

Number of employees at quarter end	2,153	2,143			10	—%

	Nine Months Ended June 30,		Percentage of Revenues
						Period-to-
						Period
					Period-to-	Percentage
	2010	2009	2010	2009	Period Change	Change
					(In thousands,
	(In thousands, except				except
	employees)				employees)
Revenues	$450,545	$478,813	100%	100%	$(28,268)	(6)%

Operating expenses:
Cost of revenues	132,476	160,655	29%	33%	(28,179)	(18)%
Research and development	57,403	55,409	13%	11%	1,994	4%
Selling, general and administrative	165,977	157,519	37%	33%	8,458	5%
Amortization of intangible assets	8,918	9,622	2%	2%	(704)	(7)%
Restructuring	—	8,711	—%	2%	(8,711)	(100)%
Loss on sale of product line assets	—	2,993	—%	1%	(2,993)	(100)%

Total operating expenses	364,774	394,909	81%	82%	(30,135)	(8)%

Operating income	85,771	83,904	19%	18%	1,867	2%
Interest income	1,439	3,836	—%	1%	(2,397)	(62)%
Interest expense	(16,293)	(19,771)	(3)%	(4)%	3,478	(18)%
Other income, net	1,347	1,651	—%	—%	(304)	(18)%

Income from continuing operations before income taxes	72,264	69,620	16%	15%	2,644	4%
Provision for income taxes	23,648	21,263	5%	5%	2,385	11%

Income from continuing operations	48,616	48,357	11%	10%	259	1%
Loss from discontinued operations	—	(363)	—%	—%	363	(100)%

Net income	$48,616	$47,994	11%	10%	622	1%

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
     The quarter over quarter decrease of $2.8 million in cost of revenues resulted from a $2.3 million decrease in personnel and other labor-related costs, a $1.3 million decrease in facilities and infrastructure costs and a $0.2 million decrease in other costs, partially offset by a $1.0 million increase in direct material costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities. The increase in direct material costs is attributable to increased sales in our myFICO® business-to-consumer services that required data acquisition.
     The year-to-date period over period decrease of $28.2 million in cost of revenues resulted from a $15.0 million decrease in personnel and other labor-related costs, a $10.1 million decrease in facilities and infrastructure costs, a $2.4 million decrease in third party software and data costs and a $0.7 million decrease in other costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities. The decrease in third party software and data costs was due to decreased sales in our myFICO® business-to-consumer services that required data acquisition.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent when compared to those incurred during the quarter ended June 30, 2010.

     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of Applications and Tools products.
     Research and development expenditures for the quarter ended June 30, 2010 were consistent with expenditures in the quarter ended June 30, 2009.
     The year-to-date period over period increase of $2.0 million in research and development expenditures was attributable primarily to an increase in personnel and related costs due to increased salaries for the period ended June 30, 2010.
     Over the next several quarters, we expect that research and development expenditures will be consistent with those incurred during the quarter ended June 30, 2010.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase of $6.8 million in selling, general and administrative expenses was attributable to a $5.5 million increase in personnel and related costs, a $1.3 million increase in marketing expenses, a $1.1 million increase in travel expenses and a $0.9 million increase in other expenses, partially offset by a $2.0 million decrease in professional fees. The quarter over quarter increase in personnel and related costs was primarily due to increased salaries and benefits and commissions for the period ended June 30, 2010. The increase in marketing expense was attributable to the timing of our marketing events. The increase in travel expenses was due to increased travel to support sales efforts. The decline in professional fees was primarily due to decreased legal fees.
     The year-to-date period over period increase of $8.5 million in selling, general and administrative expenses was attributable to a $11.1 million increase in personnel and related costs, a $2.3 million increase in travel expenses and a $1.9 million increase in marketing expenses, partially offset by a $4.0 million decrease in professional fees and a $2.8 million decrease in other costs, which includes bad debt expense, taxes and licenses and other miscellaneous expenses. The increase in personnel and related costs was primarily due to increased salaries and benefits and commissions for the nine months ended June 30, 2010. The increase in travel expenses was due to increased travel to support sales efforts. The increase in marketing expense was attributable to the timing of marketing campaigns and related activities. The decline in professional fees was primarily due to decreased legal fees.
     Over the next several quarters, we expect that selling, general and administrative expenses will increase slightly when compared to those incurred during the quarter ended June 30, 2010.
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
     Over the next several quarters, we expect that amortization expense will be slightly lower than the amortization expense we recorded during the quarter ended June 30, 2010.
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
     We did not incur any restructuring charges during the three and nine months ended June 30, 2010.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.5 million was attributable to a decline in interest rates and investment income yields due to market conditions and a decrease in total investment balances outstanding.
     The year-to-date period over period decrease in interest income of $2.4 million was attributable to a decline in interest rates and investment yields due to market conditions and a decrease in total investment balances outstanding.
Interest Expense
     Interest expense recorded during the quarter ended June 30, 2010 included interest on our Senior Notes and interest associated with borrowings under our revolving line of credit. The decrease in interest expense of $0.6 million in such quarter was the result of lower average interest rates on our revolving line of credit.
     The year-to-date period over period decrease in interest expense of $3.5 million was attributable to lower average interest rates on our revolving line of credit in fiscal 2010.
     On July 14, 2010 we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The proceeds from these Senior Notes were used to repay the amounts outstanding on our revolving line of credit. Interest expense will increase when compared to that incurred during the quarter ended June 30, 2010 because the weighted-average interest rate on our new Senior Notes is 5.2% compared to 0.8% on our revolving line of credit. As a result, our quarterly interest expense will increase approximately $2.7 million and our earnings will decrease approximately $0.04 per share.
     Other Income, Net
     Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.
     Other income, net in the quarter and nine months ended June 30, 2010 was consistent with other income, net in the quarter and nine months ended June 30, 2009, respectively.
     Provision for Income Taxes
     Our effective tax rate was 32.8% and 36.5% during the quarters ended June 30, 2010 and 2009, respectively and 32.7% and 30.5% during the nine months ended June 30, 2010 and 2009, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate for the quarter ended June 30, 2010, was negatively affected by the delay in the extension of the U.S. federal research and development tax credit. We were unable to recognize this tax credit during the quarter ended June 30, 2010 as legislation providing for reinstatement of this credit has not yet been enacted. The decrease in our effective tax rate in the third quarter of 2010 was due to a higher tax rate in the quarter ended June 30, 2009 from the sale of our RoamEx and LCT product lines. These product line sales included a write-off of goodwill that was not deductible for income tax purposes.

     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated:

	Quarter Ended June 30,
				Period-to-
				Period
			Period-to-Period	Percentage
Segment	2010	2009	Change	Change
	(In thousands)		(In thousands)
Applications	$23,427	$29,261	$(5,834)	(20)%
Scores	30,598	32,390	(1,792)	(6)%
Tools	1,985	1,861	124	7%
Unallocated corporate expenses	(18,397)	(19,614)	1,217	(6)%

Total segment operating income	37,613	43,898	(6,285)	(14)%
Unallocated share-based compensation	(3,853)	(4,694)	841	(18)%
Unallocated amortization expense	(2,683)	(3,219)	536	(17)%
Unallocated restructuring	—	237	(237)	(100)%
Loss on sale of product line assets	—	(2,993)	2,993	(100)%

Operating income	$31,077	$33,229	(2,152)	(6)%

	Nine Months Ended June 30,
				Period-to-
				Period
			Period-to-Period	Percentage
Segment	2010	2009	Change	Change
	(In thousands)		(In thousands)
Applications	$69,673	$82,948	$(13,275)	(16)%
Scores	85,206	93,315	(8,109)	(9)%
Tools	5,457	6,813	(1,356)	(20)%
Unallocated corporate expenses	(52,412)	(62,504)	10,092	(16)%

Total segment operating income	107,924	120,572	(12,648)	(10)%
Unallocated share-based compensation	(13,235)	(15,342)	2,107	(14)%
Unallocated amortization expense	(8,918)	(9,622)	704	(7)%
Unallocated restructuring	—	(8,711)	8,711	(100)%
Loss on sale of product line assets	—	(2,993)	2,993	(100)%

Operating income	$85,771	$83,904	1,867	2%

     The quarter over quarter decrease of $2.2 million in operating income was attributable to a decline in segment revenues partially offset by a decrease in corporate operating expenses, a decrease in share-based compensation expenses, a decrease in amortization expense and a decrease in loss on sale of product lines assets. At the segment level, the decrease in segment operating income was driven by a decrease of $5.8 million in segment operating income in our Applications segment and a decrease of $1.8 million in our Scores segment.
     The decrease in our Applications segment was attributable to a decrease in revenue as well as an increase in segment operating expenses, primarily due to increasing salary and benefit expenses and commission expenses.
     The decrease in our Scores segment operating income was attributable primarily to an increase in segment operating expenses. Operating expense increased primarily due to data acquisition costs from increasing myFICO business-to-consumer revenues and salary and benefit expenses.

     The decrease in corporate expenses was due to staff reductions and facility consolidations, driven by our reengineering initiative, and a reduction in legal fees.
     The year-to-date period over period increase of $1.8 million in operating income was attributable to a reduction in segment and corporate operating expenses, which was driven by our reengineering initiative, a decrease in restructuring expenses, a decrease in share-based compensation expense and a decrease in loss on sale of product line assets, partially offset by a decline in segment revenues. Under the reengineering initiative, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. At the segment level, our segment operating income was negatively impacted by a $13.3 million decrease in our Applications segment, an $8.1 million decrease in our Scores segment and a $1.4 million decrease in our Tools segment.
     The decrease in our Applications segment operating income was attributable to a decrease in revenue, partially offset by a decrease in operating expenses, which was driven by our reengineering initiative.
     The decrease in our Scores segment operating income was attributable primarily to a decline in prescreen revenues and revenues derived from business-to-consumer services.
     In our Tools segment, the decrease in segment operating income was primarily attributed to a decrease in Blaze Advisor revenues, partially offset by an increase in FICO Model Builder revenues and lower operating expenses, which was driven by our reengineering initiative.
     The decrease in corporate expenses was due to staff reductions and facility consolidations, driven by our reengineering initiative, and a decrease in legal fees.
     Discontinued Operations
     In March 2009, we recorded a charge of $0.4 million, net of tax, resulting from the resolution of a final working capital adjustment in favor of the purchaser.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Net cash provided by operating activities totaled $84.0 million during the nine months ended June 30, 2010, compared to $124.3 million during the nine months ended June 30, 2009. Operating cash flows were impacted by a $7.9 million increase in accounts receivable, a $3.5 million increase in accrued compensation and employee benefits, a $3.5 million increase in deferred revenue and a $0.6 million increase in other liabilities for the nine months ended June 30, 2010 compared to a $35.3 million decrease in accounts receivable, a $0.6 million decrease in accrued compensation and employee benefits, a $10.4 million decrease in other liabilities and a $7.2 million increase in deferred revenue for the nine months ended June 30, 2009.
     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $40.3 million during the nine months ended June 30, 2010, compared to cash used of $12.2 million in the nine months ended June 30, 2009. The increase in cash flows from investing activities was primarily attributable to $50.8 million in proceeds from maturities of marketable securities, net of purchases, during the nine months ended June 30, 2010 compared to $3.2 million that was used for purchases of marketable securities, net of proceeds from maturities, during the nine months ended June 30, 2009.
     Cash Flows from Financing Activities
     Net cash used in financing activities totaled $187.2 million in the nine months ended June 30, 2010, compared to net cash provided by financing activities of $20,000 during the nine months ended June 30, 2009. The decrease in cash flows from financing activities was primarily due to the $137.5 million of cash paid to repurchase of common stock during the nine months ended June 30, 2010 and $50.0 million in cash paid on our revolving line of credit.
     Repurchases of Common Stock
     In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million, which replaced a similar program approved in November 2007. From time to time, we repurchase our common stock in the open market pursuant to this program. During the three and nine months ended June 30, 2010, we repurchased 3.6 million shares of our common stock for $82.0 million and 6.2 million shares of common stock for $139.5 million, respectively. As of June 30, 2010, we had $233.2 million remaining under this authorization.
     Dividends
     During the quarter ended June 30, 2010, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Revolving Line of Credit
          We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires in October 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. As of June 30, 2010, we were in compliance with all covenants under the revolving line of credit and we had $245.0 million of borrowings outstanding at an interest rate of 0.8%. On July 14, 2010, we repaid all outstanding obligations under the revolving line of credit using proceeds from the issuance of $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted-average interest rate of 5.2% and a weighted-average maturity of 8 years.
     Senior Notes
          In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving line of credit including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreement for the Senior Notes also includes covenants typical of unsecured facilities. As of June 30, 2010 we were in compliance with all covenants related to the Senior Notes.
     Capital Resources and Liquidity Outlook
          As of June 30, 2010, we had $260.8 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until May 2013. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, which have adversely affected the fair value of our reporting units, we will continue to carefully monitor and evaluate the carrying value of goodwill. We had $660.8 million of goodwill recorded on our consolidated balance sheet as of June 30, 2010. As of the most recent testing date (July 1, 2009), the fair value of our reporting units (as configured at that time) exceeded their respective carrying values by between $20 million and $329 million. However, if difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our reporting units as compared to fiscal 2009 year-end levels. Such further declines in fair value may require us to record an impairment charge related to goodwill.
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
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2010 and September 30, 2009:

	June 30, 2010			September 30, 2009
		Carrying	Average		Carrying	Average
	Cost Basis	Amount	Yield	Cost Basis	Amount	Yield
	(Dollars in thousands)
Cash and cash equivalents	$112,612	$112,612	0.08%	$178,157	$178,157	0.12%
Short-term investments	129,079	129,173	0.98%	139,149	139,673	1.26%
Long-term investments	15,015	15,084	1.13%	57,437	57,611	1.44%

	$256,706	$256,869	0.59%	$374,743	$375,441	0.75%

     In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at June 30, 2010 and September 30, 2009:

	June 30, 2010			September 30, 2009
		Carrying			Carrying
	Principal	Amounts	Fair Value	Principal	Amounts	Fair Value
(In thousands)
Senior Notes	$275,000	$275,000	$313,325	$275,000	$275,000	$301,295
     We have interest rate risk with respect to our five-year $600 million unsecured revolving line of credit. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $245 million of borrowings outstanding on this facility as of June 30, 2010 and $295 million of borrowings outstanding on September 30, 2009. On July 14, 2010 we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Notes include a weighted average interest rate of 5.2% and a weighted average maturity of 8 years. Proceeds from the Notes were used to repay the entire balance outstanding on our revolving line of credit.

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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2010 and September 30, 2009:

	June 30, 2010
	Contract Amount			Fair Value
	Foreign
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,125	$1,065	$—
Euro (EUR)	EUR	5,680	6,967	—

Buy foreign currency:
British pound (GBP)	GBP	3,473	5,200	—

	September 30, 2009
	Contract Amount			Fair Value
	Foreign
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,100	$1,022	$—
Euro (EUR)	EUR	6,100	8,908	—
Japanese yen (JPY)	JPY	61,000	679	—

Buy foreign currency:
British pound (GBP)	GBP	2,866	4,600	—
     The forward foreign currency contracts were all entered into on June 30, 2010 and September 30, 2009, respectively; therefore, the fair value was $0 on that date.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit related in part to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We alleged in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We sought injunctive relief and compensatory damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motions to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. On July 24, 2009, the Court issued a summary judgment order, which limited the claims to be tried. The Court dismissed our antitrust, contract, and certain false advertising claims. The Court allowed our trademark infringement, unfair competition, and passing off claims to proceed to trial. After a three-week trial on these claims, the jury ruled in the defendants’ favor on November 20, 2009. We filed post-trial motions to address issues in the trial, and the defendants filed post-trial motions seeking payment of certain attorneys’ fees and costs. On May 10, 2010, the Court issued a ruling denying our post-trial motions and substantially denying defendants’ motions for attorneys’fees and costs (other than an award to TransUnion LLC for certain fees associated with our contract claims). On May 17, 2010, we entered into a settlement agreement with TransUnion LLC pursuant to which, among many other terms, TransUnion LLC released all claims to the fee award and was dismissed from the lawsuit. On June 4, 2010, we filed a notice of appeal with the U.S. Court of Appeals for the Eight Circuit setting forth the issues on which we are appealing the results from the district court, including the dismissal of our antitrust claims and certain rulings fundamental to our trademark and false advertising claims. On June 16, 2010, the remaining defendants, Experian Information Solutions, Inc. and VantageScore Solutions LLC, filed a notice of appeal regarding the denial of their motions for attorneys’ fees. Briefing on the appeals is expected to be complete in December 2010, and rulings are expected in mid-2011.
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
     We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. We are also currently involved in litigation with Experian arising from their development and marketing of credit scoring products competitive with our products. We have asserted various claims, including unfair competition, antitrust, and breach of contract against this credit reporting agency and its joint venture entity, VantageScore, LLC. This litigation could have a material adverse effect on our relationship with one or more of the major credit reporting agencies, or with major customers.

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
     We have a significant share of the available market in portions of our Scores segment and for certain services in our Applications segment, specifically, the markets for account management services at credit card processors and credit card fraud detection software. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of the future growth of our business and the success of our DM strategy will rest on our ability to continue to expand into newer markets for our products and services. Such areas are relatively new to our product development and sales and marketing personnel. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, either as a result of the quality of these products and services or due to other factors, such as economic conditions, our revenues will decrease.

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
     Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:
•	Use of data by creditors and consumer reporting agencies. Examples in the U.S. include the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act (“FACTA”), which amends FCRA, and certain proposed regulations and studies mandated by FACTA, under consideration;

•	Laws and regulations that limit the use of credit scoring models such as state “mortgage trigger” laws, state “inquiries” laws, state insurance restrictions on the use of credit based insurance scores, and the Consumer Credit Directive in the European Union.

•	Fair lending laws, such as the Truth In Lending Act (“TILA”) and Regulation Z, and the Equal Credit Opportunity Act (“ECOA”) and Regulation B.

•	Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”); FACTA; the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”); identity theft, file freezing, security breach notification and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, advertising, endorsements and testimonials and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act;

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification;

•	The implementation of the Emergency Economic Stabilization Act of 2008 by federal regulators to manage the financial crisis in the United States;

•	Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	Laws and regulations regarding export controls as they apply to FICO products delivered in non-US countries.
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

			Total Number of	Maximum
			Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of		Part of Publicly	Yet Be
	Shares	Average	Announced	Purchased
	Purchased	Price Paid	Plans or	Under the Plans
Period	(2)	per Share	Programs	or Programs
April 1, 2010 through April 30, 2010	215,367	$25.73	211,024	$66,687,917
May 1, 2010 through May 31, 2010	1,692,200	$22.44	1,692,200	$28,718,275
June 1, 2010 through June 30, 2010	1,703,551	$22.69	1,700,800	$233,183,234

	3,611,118	$22.75	3,604,024	$233,183,234

(1)	In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program does not have a fixed expiration date. This program replaced a similar plan approved in November 2007.

(2)	Includes 7,094 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2010.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 8, 2010.)

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010.)

10.1	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101
The following materials from Fair Isaac Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statement of stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION
DATE: August 6, 2010	By	/s/ THOMAS A. BRADLEY
Thomas A. Bradley
Executive Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: August 6, 2010	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2010

Exhibit
Number	Description
3.1	Bylaws of Fair Isaac Corporation	Incorporated by Reference

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Incorporated by Reference

10.1	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended	Filed Electronically
effective May 4, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101
The following materials from Fair Isaac Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statement of stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.
Filed Electronically