Form 10-K
period 2010-09-30
FAIR ISAAC CORP
filed 2010-11-23
CIK 814547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $770,150,790 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on October 31, 2010 was 39,887,143 (excluding 48,969,640 shares held by the Company as treasury stock).

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2011.

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2011.

PART I

Item 1.	Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company”, which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) provides products and services that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics, which includes the industry-standard FICO® Score, and our Decision Management systems power hundreds of billions of customer decisions each year.

We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in over 80 countries use our Decision Management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers and healthcare organizations. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.

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

Our Segments

Effective October 1, 2009, we implemented an organizational restructuring resulting in a consolidation of our operating segment structure from four segments to three. We now deliver Decision Management through products and services that we categorize into the following three operating segments:

•	Applications. This segment includes the former Strategy Machine SolutionsTM segment, excluding our myFICO® solutions for consumers, and associated professional services. Our Applications products are pre-configured Decision Management applications designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and insurance claims management.

•	Scores. This segment includes our business-to-business scoring solutions and services, our myFICO® solutions for consumers (previously included in the Strategy Machine Solutions segment), and associated professional services. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to clients directly.

•	Tools. This segment includes the former Analytic Software Tools segment and associated professional services. The Tools segment is composed of software tools that clients can use to create their own custom Decision Management applications.

The former Professional Services segment, which represents delivery and integration services, has been included within the applicable segment to which the services relate and is no longer its own segment.

Comparative segment revenues, operating income and related financial information for fiscal 2010, 2009 and 2008 are set forth in Note 20 to the accompanying consolidated financial statements.

Key Products and Services by Operating Segment

Operating Segment	Key Products and Services

Applications
Marketing	FICO® Precision Marketing Manager FICO® Retail Action Manager
Originations	FICO® LiquidCredit® service FICO® Capstone® Decision Manager FICO® Capstone® Decision Accelerator
Customer Management	FICO® TRIAD® Customer Manager FICO® Transaction Scores
Fraud	FICOtm Falcon® Fraud Manager FICOtm Insurance Fraud Manager FICOtm Fraud Predictor with Merchant Profiles FICOtm Falcon® ID solution FICOtm Card Alert Service
Collections & Recovery	FICO® Debt Managertm solution FICOtm Recovery Management Systemtm solution (“RMStm) FICO® Network Services FICOtm PlacementsPlus® service
Analytics	FICO® Predictive Analytics FICOtm Custom Decision Optimization
Scores
Business-to-business	FICO® Scores FICO® Expansion® Scores FICO® Revenue Scores FICO® Bankruptcy Scores FICO® Insurance Scores Property PredictRtm, a FICO® Insurance Score FICO® PreScore® Service
Business-to-consumer	myFICO® service Score Watch® subscription
Tools	FICOtm Blaze Advisor® business rules management system FICOtm Model Builder FICOtm Decision Optimizer FICOtm Xpress Optimization Suite

Our Solutions

Our solutions involve four fundamental disciplines:

•	Analytics to identify the risks and opportunities associated with individual clients, prospects and transactions, in order to detect patterns such as fraud, and to improve the design of decision logic or “strategies”;

•	Data management and profiling that bring extensive consumer information to every decision;

•	Software such as rules management systems that implement business rules, models and decision strategies, often in a real-time environment; and

•	Consulting services that help clients make the most of investments in FICO applications, tools and analytics in the shortest possible time.

All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and risks incurred in making decisions.

Applications

We develop industry-tailored Decision Management applications, categorized as Applications, which apply analytics, data management and Decision Management software to specific business challenges and processes. These include credit offer prescreening, insurance claims management and others. Our Applications primarily serve clients in the banking, insurance, healthcare, and retail sectors. Within our Applications segment our customer management solutions accounted for 14%, 15% and 15% of total revenues in each of fiscal 2010, 2009 and 2008, respectively, our fraud solutions accounted for 20%, 20% and 18% of total revenues in each of these periods, respectively, and our marketing solutions accounted for 11%, 9% and 7% for each of these periods, respectively.

Marketing Applications

The chief offering for marketing is our FICO® Precision Marketing Manager. The Precision Marketing Manager solution is a suite of products, capabilities and services designed to integrate the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs. The Precision Marketing Manager solution enables companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and hospitality companies) to execute more efficient and profitable customer interactions. Services offered under the Precision Marketing Manager brand name include customer data integration services; services that enable real-time marketing through direct consumer interaction channels; campaign management and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.

A number of our marketing products and services are designed for specific industries, such as retail. For example, a product for retailers is our FICO® Retail Action Manager, which determines the optimal products to recommend to consumers based on purchase propensity.

Originations Applications

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

Customer Management Applications

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

rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The TRIAD system is the world’s leading credit account management system, and our adaptive control systems are used by more than 250 issuers. The current version of the TRIAD system enables users to manage risk and communications at both the account and customer level from a single platform. We also offer transaction-based neural network models (the term neural network is defined under “Technology” later in this section) called FICO® Transaction Scores, which help card issuers identify high-risk behavior more quickly and thus manage their credit card accounts more profitably. We market and sell TRIAD end-user software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc.

•	Insurance. We provide property and casualty insurers with Decision Management solutions that enable them to create, test and implement decision strategies for areas such as cross-selling, pricing, claims handling, retention, prospecting and underwriting.

Fraud Applications

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

Collections & Recovery Applications

Our leading solutions in this area are the FICO® Debt Managertm solution and the FICOtm Recovery Management Systemtm (“RMS”) solution. The Debt Manager solution automates the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. The RMS solution is focused on the later phases of distressed debt management, including bankruptcy and agency management. Companies using the Debt Manager solution and the RMS solution in the U.S. can access partner services such as collection agencies and attorneys via FICO® Network Services, which provides web-based access to and from thousands of third-party collections and recovery service providers, as well as access to multiple data sources and FICO solutions hosted in ASP mode. We also provide the FICOtm PlacementsPlus® service, an account placement optimization and management system.

Analytics

We perform custom predictive, descriptive and decision modeling and related analytic projects for clients in multiple industries and to address multiple business processes across the customer life cycle. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’s data and industry best practices to develop a highly customized solution. Most of this work falls under predictive analytics, decision analysis and optimization, which provide greater insight into customer preferences and future customer behavior. Within decision analysis and optimization, we apply data and proprietary algorithms to the design of customer treatment strategies.

Scores

We develop the world’s leading credit scores based on third-party data. Our FICO® Scores are used in most U.S. credit decisions, by most of the major banks and credit card organizations as well as by mortgage and auto loan originators. These scores provide a consistent and objective measure of an individual’s credit risk. Credit grantors use the FICO® Scores to prescreen solicitation candidates, to evaluate applicants for new credit and to review existing accounts. The FICO® Scores are calculated based on proprietary scoring models. The scores produced by these models are available through each of the three major credit reporting agencies in the United States: TransUnion, Experian and Equifax. Users generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies share these fees with us.

The most recent version of the FICO® Score for U.S. lenders is the FICO® 8 Score. This substantially upgraded version, available at the three major credit reporting agencies, includes enhancements that increase its predictive power, as well as enhancements that consider authorized user accounts (accounts where another consumer is added as a user of the primary cardholder’s account) while limiting the possibility that such accounts are used to artificially inflate scores.

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

In fiscal 2010, the FICO® Economic Impact Index became available at Equifax. It is the first market-ready economic consumer risk measure available for portfolio stress testing as well as individual credit decisions.

Our other solutions include the FICO® Credit Capacity Indextm, the first market-ready predictive analytic to assess a consumer’s ability to pay new debt and is available for use with four credit reporting agencies’ data in markets worldwide.

The FICO® Score Trends Service is a comprehensive reporting package that allows lenders to drill down into industry FICO® Score trends, indexed by a range of criteria such as industry, geography and time period, in order to regularly analyze their own portfolios, and improve their risk management and forecasting.

Through the combination of these scoring solutions, FICO offers a comprehensive market-ready solution for giving lenders a 360 degree view of the customer, encompassing the risk view (FICO® Score), market view (FICO® Score Trends Service), opportunity view (FICO® Credit Capacity Indextm) and economic view (FICO® Economic Impact Index).

Outside of the United States and Canada, we offer, or are close to launching, the FICO® Score, for consumer and/or SME lending, through credit reporting agencies in 11 markets worldwide. We have installed client-specific versions of the FICO® Score in 11 countries. Like FICO® Scores in North America, these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of prospects, applicants and borrowers. FICO® Scores are in use or being implemented in 20 different countries across five continents.

In addition to the scoring solutions noted above, we also offer marketing and bankruptcy scores known as FICO® Revenue Scores and FICO® Bankruptcy Scores through the U.S. credit reporting agencies; an application fraud, revenue and bankruptcy score available in Canada; and commercial credit scores delivered by both U.S. and U.K. credit reporting agencies, and soon to be released in Singapore.

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

Through our myFICO® service, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. Consumers can use the myFICO.com website to purchase their FICO® Scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to manage their scores. Customers can use the myFICO service to simulate how taking specific actions would affect their FICO Score. Consumers can also purchase Equifax’s Score Watch® subscriptions, which deliver alerts via email and SMS or text messages when the user’s scores or balances change. The myFICO products and subscription offerings are available online at www.myfico.com in partnership with two major U.S. credit reporting agencies: Equifax Inc. (“Equifax”) and TransUnion Corporation (“TransUnion”). The myFICO products and subscription offerings are also available to consumers through lenders, financial portals and numerous other partners.

Tools

We provide end-user software products that businesses use to build their own tailored Decision Management applications. In contrast to our packaged Applications developed for specific industry applications, our Tools support the addition of Decision Management capabilities to virtually any application or operational system. These tools are sold as licensed software, and can be used by themselves or together to advance a client’s Decision Management initiatives. We use these tools as common software components for our own Decision Management applications, described above in the Applications section. They are also key components of our Decision Management architecture, described in the Technology section. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.

The principal products offered are software tools for:

•	Rules Management. The FICOtm Blaze Advisor® business rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables businesses to more quickly develop complex decision-making applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our Decision Management applications. The Blaze Advisor system, available in six languages, is a multi-platform solution that supports Web Services and service-oriented architectures (SOA), Java 2 Enterprise Edition (J2EE) platforms, Microsoft .NET and COBOL for z/OS mainframes, and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor system is able to process and execute complex, high-volume business rules.

•	Model Development. FICOtm Model Builder enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models, which we have evolved over more than 40 years. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICO Blaze Advisor system.

•	Optimization. FICOtm Xpress Optimization Suite includes Xpress-Mosel, a powerful compiled modeling and programming language specifically designed for the rapid modeling and deployment of optimization problems; Xpress-Optimizer, sophisticated, robust optimization algorithms for solving large optimization problems; and Xpress-IVE, a complete visual development environment for Xpress-Mosel under Windows, incorporating a Mosel program editor, compiler and execution environment. The Xpress tools are licensed to end users, consultants and independent software vendors in several industries, and Xpress-Optimizer is embedded in FICOtm Decision Optimizer software. Decision Optimizer is a software tool that enables complex, large-scale optimizations involving dozens of networked action-effect models, and enables exploration and simulation of many optimized scenarios along an “efficient frontier” of options. The data-driven strategies produced by these tools can be executed by the FICOtm Blaze Advisor® system or one of our Decision Management applications.

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

Applications

The competition for our Applications varies by both application and industry.

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

Scores

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

Tools

Our primary competitors in this segment include IBM, SAS, SPSS (acquired by IBM), Angoss, Computer Associates International and Pegasystems.

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail and healthcare. End users of our products include 88 of the 100 largest financial institutions in the United States, and more than half of the largest 100 banks in the world. Our clients also include more than 400 insurers, including the top ten U.S. property and casualty insurers; more than 200 retailers and general merchandisers, including about one-third of the top 100 U.S. retailers; more than 100 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including eight of the world’s top ten pharmaceuticals companies. Nine of the top ten companies on the 2010 Fortune 500 list use FICO’s solutions.

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

During fiscal 2010, 2009 and 2008, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 20%, 19%, and 19% of our total revenues, respectively.

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

Revenues from international customers, including end users and resellers, amounted to 35%, 32% and 33% of our total revenues in fiscal 2010, 2009 and 2008, respectively. See Note 20 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

Recent product releases support our integrated technical architecture for Decision Management, which ensures interoperability across FICO systems. Our intention is to bring greater flexibility, higher analytic performance and better decisions across the lifecycle. Building on FICO’s broad and deep experience in developing Decision Management applications, the architecture is service-oriented, designed for easy standards-based integration with our clients’ core systems and will support and deliver ever more powerful analytics that operate both within specific stages of the customer lifecycle and across them. This Decision

Management architecture contains capabilities from existing FICO products, from new and existing components and from third-party providers. We have developed the architecture’s components and are continuing to migrate our software products onto the architecture. This migration takes the form of successive product releases that also provide immediate client value through added functionality.

The technologies listed below are all supported by the Decision Management architecture, which will create tighter integration between our Decision Management Applications, as well as our Tools.

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

Research and Development Activities

Our research and development expenses were $73.6 million, $73.6 million and $77.8 million in fiscal 2010, 2009 and 2008, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

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

We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 83 U.S. and 14 foreign patents with 130 applications pending.

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

We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 39 trademarks registered in the U.S. and select foreign countries.

PERSONNEL

As of September 30, 2010, we employed 2,157 persons worldwide. Of these, 333 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, 281 full-time employees were located in our San Rafael, California office, 311 full-time employees were located in our San Diego, California office, 340 full-time employees were located in our India-based office and 220 full-time employees were located in our United Kingdom-based offices. None of our employees is covered by a collective bargaining agreement, and no work stoppages have been experienced.

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

We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. We are also currently involved in litigation with Experian arising from its development and marketing of credit scoring products competitive with our products. We have asserted various claims, including trademark infringement, unfair competition, and antitrust violations against Experian and the joint venture entity, VantageScore, LLC, that Experian formed with the other major credit reporting agencies. This litigation could have a material adverse effect on our relationship with one or more of the major credit reporting agencies, or with major customers.

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

As part of our management approach, we implemented an ongoing reengineering initiative designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. Periodically, implementation of our reengineering initiative may reduce our revenues as a result of our exit from non-strategic product lines. Our reengineering initiative may not be successful as a result of our failure to reduce expenses at the anticipated level, our inability to exit all non-strategic product lines included in the initiative, or a lower, or no, positive impact on revenues from strategic resource allocation. If our reengineering initiative is not successful, our revenues, results of operations and business may suffer.

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

Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, the fair value of our businesses has declined. If difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our businesses from fiscal 2010 year-end levels. Such further declines in fair value may require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.

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

Our revenues depend, to a great extent, upon conditions in the banking (including consumer credit) and insurance industries. If our clients’ industries continue to experience a downturn, it will likely harm our business, financial condition or results of operations.

During fiscal 2010, 76% of our revenues were derived from sales of products and services to the banking and insurance industries. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in the fall of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The recent market developments and the potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Further deterioration or a continuation of recent market conditions is likely to lead to a continued decline in the revenue we receive from financial and other institutions.

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

A growing portion of our revenues is derived from international sales. During fiscal 2010, 35% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Our leased properties include:

•	approximately 243,000 square feet of office, data center, and data processing space in Arden Hills and Minneapolis, Minnesota, in six buildings under leases expiring in 2011 or later; 33,000 square feet of this space is subleased to a third party;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in 2020;

•	approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in 2019; and

•	an aggregate of approximately 312,000 square feet of office and data center space in; Annandale, VA; Bangalore, India; Beijing, China; Birmingham, United Kingdom; Chicago, IL; Hong Kong, China; Gauteng, Malaysia; London, United Kingdom; Madrid, Spain; Melbourne, Australia; Mumbai, India; Munich, Germany; New Castle, DE; New York, NY; Norcross, GA; San Jose, CA; Sao Paulo, Brazil; Seoul, Korea; Shanghai, China; Singapore, Singapore; Sydney, Australia; Taipei City, Taiwan; Tokyo, Japan; Toronto, Canada; and Westminster, CO; 43,000 square feet of this space is subleased to third parties.

See Note 21 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3.	Legal Proceedings

On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit related in part to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We alleged in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We sought injunctive relief and compensatory damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motions to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. On July 24, 2009, the Court issued a summary judgment order, which limited the claims to be tried. The Court dismissed our antitrust, contract, and certain false advertising claims. The Court allowed our trademark infringement, unfair competition, and passing off claims to proceed to trial. After a three-week trial on these claims, the jury ruled in the defendants’ favor on November 20, 2009. We filed post-trial motions to address issues in the trial, and the defendants filed post-trial motions seeking payment of certain attorneys’ fees and costs. On May 10, 2010, the Court issued a ruling denying our post-trial motions and substantially denying defendants’ motions for attorneys’ fees and costs (other than an award to TransUnion LLC for certain fees associated with our contract claims). On May 17, 2010, we entered into a settlement agreement with TransUnion LLC pursuant to which, among many other terms, TransUnion LLC released all claims to the fee award and was dismissed from the lawsuit. On August 20, 2010, we filed an appeal with the U.S. Court of Appeals for the Eight Circuit appealing the results from the district court, including the dismissal of our antitrust claims and certain rulings fundamental to our trademark and false advertising claims. On November 4, 2010, the remaining defendants, Experian Information Solutions, Inc. and VantageScore Solutions LLC, filed an appeal regarding the denial of their motions for attorneys’ fees. Briefing on the appeals is expected to be complete in January 2011, and rulings are expected in mid-2011.

Item 4.	(Removed and Reserved)

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers are as follows:

Name	Positions Held	Age

Mark N. Greene	February 2007-present, Chief Executive Officer and member of the Board of Directors of the Company. 2006-2007, Vice President, Financial Services — Sales and Distribution at IBM Corporation (“IBM”), 2001-2006, General Manager, Global Banking Industry — Sales and Distribution at IBM. 2000-2001, Vice President Financial Services Strategy and Solutions — Sales and Distribution at IBM. 1998-2000, Vice President, SecureWay — Software Group at IBM. 1995-1998, Vice President, Electronic Commerce — Software Group at IBM. 1993-1994, Vice President and Practice Area Leader at Technology Solutions Company. 1989-1992, Senior Vice President, Trading Products and Consulting at Berkley Investment Technologies. 1987-1989, Director, Fixed Income Products at Citicorp. 1985-1986, Assistant Director, Research at the Federal Reserve Board. 1984-1985, Chief — Automation and Research Computing at the Federal Reserve Board. 1982-1984, Economist — Special Studies at the Federal Reserve Board.	56
Thomas A. Bradley	November 2010-present, Vice President, Finance of the Company. April 2009-November 2010, Executive Vice President and Chief Financial Officer of the Company. 2008-2009, Head of North American Operations at Zurich Financial Services (“Zurich”). 2005-2008, President and Chief Executive Officer at Zurich Direct Underwriters. 2004-2005, Executive Vice President and Chief Financial Officer for North America at Zurich. 2001-2004, Executive Vice President and Chief Financial Officer at St. Paul Companies, Inc. 1998-2001, Senior Vice President, Finance at St. Paul Companies. 1993-1998, Vice President, Finance and Corporate Controller at USF&G Corporation. 1989-1993, Vice President and Chief Financial Officer, Commercial Division at Maryland Casualty Company (“Maryland Casualty”), 1984-1989, Vice President and Controller at Maryland Casualty. 1980-1984, Auditor at Ernst & Young, LLP.	53
Deborah Kerr	February 2009-present, Executive Vice Present, Chief Product and Technology Officer of the Company. 2007-2009, Chief Technology Officer, at Hewlett-Packard Enterprise Services (HP Services and EDS). 2005-2007, Vice President, Business Technology Optimization Products at Hewlett-Packard Software. 1998-2005, various positions and most recently Senior Vice President, Product Delivery at Peregrine Systems, Inc. (which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code is September of 2002). 1988-1998, various leadership positions at NASA/Jet Propulsion Laboratory (JPL), including Mission Operations Manager, Space Very Long Baseline Interferometry.	38

Name	Positions Held	Age

Charles L. Ill	February 2010-Present, Executive Vice President, Sales and Marketing of the Company. 2006-2008, Senior Vice President, Global Sales at Avaya, Inc. (“Avaya”), 2005-2006, Vice President, Software at Avaya. 2005, Vice President, Worldwide Sales Operations and Channels at Avaya. 2003-2004, Vice President, Worldwide Software Sales at BEA Systems, Inc. 2002-2003, Vice President, Worldwide Software Sales at IBM Corporation (“IBM”). 2000-2002, Vice President, Software Sales and Marketing, Americas at IBM. 1999-2000, Vice President, Worldwide Software Marketing at IBM. 1998-1999, Vice President, EMEA Software Sales and Marketing at IBM. 1997-1998, General Manager, APAC Software Marketing and Channels at IBM. 1996-1997, Director, Asia Pacific Software Operations at IBM. 1994-1996, PC Software Product Mgmt Director at IBM. 1993-1994, PC Company M&S PS Brand Manager at IBM. 1991-1992, Manager of the Opportunity Project Office at IBM. 1989-1991, Executive Assistant M&S Director, PC and Software Marketing at IBM. 1987-1989, Customer Executive Instructor, Adv. Business Institute at IBM. 1984-1987, Business Unit Executive at IBM. 1983-1984, Executive Assistant to Director of Finance and Insurance at IBM.	56
Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	41
Jordan L. Graham	August 2010-Present, Executive Vice President, Scores, and President, FICO Consumer Services, of the Company. 2007-2010, Managing Director and Head of North America Business Development, Global Transaction Services Division at Citi Markets and Banking. 2005-2006, Managing Director and Founder at Quotient Partners. 2000-2004, Vice President, Services Industries Consulting, Internet Business Group (IBSG) at Cisco Systems, Inc. (“Cisco”). 1998-2000, Managing Director, Financial Services Industry Consulting, IBSG at Cisco. 1997-1998, Managing Director and Founder at Quotient Partners. 1995-1997, President, CEO and Board Director at Electric Classified Inc./Match.com. 1992-1995, President, CEO and Board Director at Tristar Market Data Inc. 1991-1992, Director of Business Development — Eastern Europe, Former Soviet Union, Middle East & Africa at Sun Microsystems, Inc. (“Sun”). 1990-1991, Commercial Industry Marketing Group Manager at Sun. 1988-1990, Financial Services Market Development Manager at Sun. 1982-1988, various sales and sales management positions at AT&T Information Systems.	50
Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	43
Andrew N. Jennings	October 2007-present, Senior Vice President, Chief Research Officer of the Company. May 2007-September 2007, Vice President, Analytic Research and Development of the Company. May 2006-May 2007, Vice President, EDM Applications of the Company. 2001-2006, Vice President Global Account Management Solutions of the Company. 2000-2001, Senior Vice President International Sales of the Company. 1999-2000, Senior Vice President, International Operations of the Company. 1996-1999, Vice President European Operations of the Company. 1994-1996, Director, United Kingdom Operations of the Company.	55

Name	Positions Held	Age

Richard A. Stewart	November 2010-present, Vice President, Solutions Delivery. April 2007-November 2010, Senior Vice President, Services and Product Support of the Company. 2000-2006, Senior Vice President and General Manager, SAP Consulting. 1999-2000, Co-Chief Operating Partner, Grant Thornton, LLP. 1991-1999, Regional Managing Partner, Grant Thornton, LLP. 1984-1991, Domestic and International Client Services Partner, Grant Thornton, LLP. 1974-1984, various consulting positions at Grant Thornton, LLP.	58
Michael J. Pung	November 2010-present, Senior Vice President and Chief Financial Officer of the Company. August 2004-November 2010, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	47

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at September 30, 2010, we had 623 shareholders of record of our common stock.

The following table shows the high and low closing prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low

Fiscal 2009
October 1 — December 31, 2008	$22.57	$10.94
January 1 — March 31, 2009	$17.25	$9.90
April 1 — June 30, 2009	$18.37	$14.15
July 1 — September 30, 2009	$24.22	$13.88
Fiscal 2010
October 1 — December 31, 2009	$22.75	$18.07
January 1 — March 31, 2010	$26.57	$19.95
April 1 — June 30, 2010	$26.02	$20.97
July 1 — September 30, 2010	$25.27	$21.97

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each quarter of fiscal 2010, 2009 and 2008. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum
			Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of		Part of Publicly	Yet Be
	Shares	Average	Announced	Purchased
	Purchased	Price Paid	Plans or	Under the Plans
Period	(2)	per Share	Programs	or Programs

July 1, 2010 through July 31, 2010	642,032	$23.42	616,682	$218,742,102
August 1, 2010 through August 31, 2010	1,273,851	$23.02	1,258,500	$189,764,751
September 1, 2010 through September 30, 2010	618,205	$24.38	616,850	$174,728,894

	2,534,088	$23.45	2,492,032	$174,728,894

(1)	In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program does not have a fixed expiration date. This program replaced a similar plan approved in November 2007.

(2)	Includes 42,056 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2010.

Performance Graph

The follow graph shows the total stockholder return of an investment of $100 in cash on September 30, 2005, in (a) the Company’s Common Stock (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FICO, the S&P 500 Index
and the S&P Application Software Index

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The Company is listed on the New York Stock Exchange (“NYSE”). As an NYSE-listed company, our Chief Executive Officer must certify annually that he is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of that certification. The most recent Chief Executive Officer’s certification was filed with the NYSE on March 4, 2010.

Item 6.	Selected Financial Data

We acquired Dash Optimization (“Dash”) in January 2008. Results of operations from the acquisition are included prospectively from the date of each acquisition. As a result of these acquisitions, the comparability of the data below is impacted.

In April 2008, we completed the sale of our Insurance Bill Review business unit. We accounted for this business unit as a discontinued operation and, accordingly, we have reclassified the selected financial data for all periods presented.

	Fiscal Years Ended September 30,
	2010(1)	2009(1)(2)	2008(1)	2007(1)(2)	2006(1)
	(In thousands, except per share data)

Revenues	$605,643	$630,735	$744,842	$784,188	$782,995
Operating income	113,349	116,747	122,283	160,327	154,400
Income from continuing operations	64,457	65,465	81,186	111,851	104,505
Income (loss) from discontinued operations	—	(363)	2,766	(7,201)	(1,019)
Net income	64,457	65,102	83,952	104,650	103,486
Basic earnings (loss) per share:
Continuing operations	$1.44	$1.35	$1.66	$2.00	$1.64
Discontinued operations	—	(0.01)	0.06	(0.13)	(0.01)

Total	$1.44	$1.34	$1.72	$1.87	$1.63

Diluted earnings (loss) per share:
Continuing operations	$1.42	$1.34	$1.64	$1.94	$1.60
Discontinued operations	—	(0.01)	0.06	(0.12)	(0.01)

Total	$1.42	$1.33	$1.70	$1.82	$1.59

Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands)

Working capital (deficit)	$225,028	$327,970	$229,071	$(103,173)	$(123,719)
Total assets	1,123,716	1,303,888	1,275,253	1,275,771	1,321,205
Senior convertible notes	—	—	—	390,963	400,000
Senior Notes	520,000	275,000	275,000	—	—
Revolving line of credit	—	295,000	295,000	170,000	—
Stockholders’ equity	474,914	600,269	561,941	566,314	770,028

(1)	Results of operations for fiscal years 2010, 2009, 2008, 2007 and 2006 include pre-tax charges of $1.6 million, $8.7 million, $10.2 million, $2.5 million and $19.5 million, respectively, in restructuring expenses.

(2)	Results of operations for fiscal year 2009 and 2007 include a $3.0 million pre-tax loss and a $1.5 million pre-tax gain on the sale of product line assets, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries, and during the year ended September 30, 2010, 76% of our revenues were derived from within these industries. A significant portion of our remaining revenues are derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues are derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 75% of our revenues during fiscal 2010 were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring consulting service arrangements.

Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $209.6 million, $199.8 million and $246.3 million in fiscal 2010, 2009 and 2008, respectively, representing 35%, 32% and 33% of total consolidated revenues in each of these years. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.

Bookings

Management uses bookings as an indicator of our business performance. Bookings represent contracts signed in the current reporting period that will generate current and future revenue streams. We consider contract terms, knowledge of the marketplace and experience with our customers, among other factors, when determining the estimated value of contract bookings.

Bookings calculations have varying degrees of certainty depending on the revenue type and individual contract terms. Our revenue types are transactional and maintenance, professional services and license. Our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results. Actual revenue and the timing thereof could differ materially from our initial estimates. The following paragraphs discuss the key assumptions used to calculate bookings and the susceptibility of these assumptions to variability.

Transactional and Maintenance Bookings

We calculate transactional bookings as the total estimated volume of transactions or number of accounts under contract, multiplied by a contractual rate. Transactional contracts generally span multiple years and require us to make estimates about future transaction volumes or number of active accounts. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimated bookings and actual results occur due to variability in the volume of transactions or number of active accounts estimated. This variability is primarily caused by the following:

•	The health of the economy and economic trends in our customer’s industries;

•	Individual performance of our customers relative to their competitors; and

•	Regulatory and other factors that affect the business environment in which our customers operate.

We calculate maintenance bookings directly from the terms stated in the contract.

Professional Services Bookings

We calculate professional services bookings as the estimated number of hours to complete a project multiplied by the rate per hour. We estimate the number of hours based on our understanding of the project scope, conversations with customer personnel and our experience in estimating professional services projects. Estimated bookings may differ from actual results primarily due to differences in the actual number of hours incurred. These differences typically result from customer decisions to alter the mix of FICO and internal services resources used to complete a project.

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

			Number of
			Bookings	Weighted-
		Bookings	Over $1	Average
	Bookings	Yield*	Million	Term
	(In millions)			(Months)

Quarter ended September 30, 2010	$105.6	20%	18	27
Quarter ended September 30, 2009	$85.9	17%	12	37
Year ended September 30, 2010	$283.3	36%	53	N/M
Year ended September 30, 2009	$234.2	41%	39	N/M

*	Bookings yield represents the percentage of revenue recognized from bookings for the period indicated.

N/M Measure is not meaningful

Transactional and maintenance bookings were 52% and 61% of total bookings for the quarters ended September 30, 2010 and 2009, respectively. Professional services bookings were 32% and 25% of total bookings for the quarters ended September 30, 2010 and 2009, respectively. License bookings were 16% and 14% of total bookings for the quarters ended September 30, 2010 and 2009, respectively.

Transactional and maintenance bookings were 50% and 48% of total bookings for the years ended September 30, 2010 and 2009, respectively. Professional services bookings were 34% and 35% of total bookings for the years ended September 30, 2010 and 2009, respectively. License bookings were 16% and 17% of total bookings for the years ended September 30, 2010 and 2009, respectively.

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

Management regards the volume of bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor should they be substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties concerning timing and contingencies affecting product delivery and performance.

Although many of our contracts contain noncancelable terms, most of our bookings are transactional or service related and are dependent upon estimates such as volume of transactions, number of active accounts, or number of hours incurred. Since these estimates cannot be considered fixed or firm, we do not believe it is appropriate to characterize bookings as backlog.

Reengineering Initiative

In fiscal 2008, we announced the details of an ongoing reengineering initiative designed to grow revenues through strategic resource allocation and improve profitability through cost reduction. Key components of the initiative included rationalizing the business portfolio, simplifying management hierarchy, eliminating low-priority positions, investing in high-priority positions, consolidating facilities and managing fixed and variable costs. In fiscal 2009, we completed additional actions under our reengineering initiative. These actions were aimed at reducing costs through headcount reductions and facility consolidations. With respect to the headcount reductions, we identified and eliminated 255 positions throughout the Company. Also in connection with the initiative, we sold our Insurance Bill Review business unit and our LiquidCredit® Service for Telecom (“LCT”) and RoamEx® product line assets, and we fully exited our Cortronics neural research product line, Fast Panel diagnostics product line and advertising services group.

Current Business Environment

General economic conditions stabilized in 2010, however, high levels of unemployment and a difficult housing market continue to impact our customers in the United States and the pace of global recovery is likely to be modest across the geographical markets we serve. During the latter half of fiscal 2010 our business stabilized and we currently see signs of gradual improvement. We will continue to manage our expenses in an effort to maintain solid earnings and cash flows. We also plan to continue to invest in our Decision Management solutions as well as our core business operations to drive revenue growth.

The mixed economic conditions impacted the estimates used in our July 1, 2010 annual goodwill impairment testing, and in particular, for our Applications segment, which has $448.0 million in goodwill. If market conditions decline more quickly than we can reduce costs, our margins will decrease and we may experience a decline in the fair value of our reporting units. Such declines in fair value may require us to record an impairment charge related to goodwill.

Acquisition and Divestiture Activity

In June 2009, we signed definitive agreements to sell the assets associated with our LCT and RoamEx product lines for $6.2 million in cash. We recognized a combined $3.0 million pre-tax loss, and a $3.9 million after-tax loss on the sales, as the goodwill associated with the sale of these product lines was not deductible for income tax purposes. LCT and RoamEx solutions were included in our Applications segment. Revenues attributable to the LCT and RoamEx product lines were $15.7 million and $24.9 million during fiscal 2009 and 2008, respectively. The earnings contribution from the LCT and RoamEx product lines were not significant to our fiscal 2009 and 2008 results of operations.

In April 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash. We recorded a $6.9 million pre-tax loss, but a $3.4 million after-tax gain on the sale as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes. During fiscal 2009, we recorded an additional $0.4 million working capital adjustment in favor of the purchaser. Revenues from the business were $22.9 million in fiscal 2008. After-tax losses were $0.7 million in fiscal 2008. The Insurance Bill Review business unit is classified as discontinued operations in our consolidated financial statements and in the following management discussion and analysis.

In January 2008, we acquired Dash Optimization Ltd., a leading provider of decision modeling and optimization software, for an aggregate purchase price of $34.1 million in cash. Results of operations from this acquisition are included in our results prospectively from the date of acquisition.

Segment Information

Effective October 1, 2009, we implemented an organizational restructuring resulting in a consolidation of our reportable segment structure from four to three. Our reportable segments are: Applications, Scores and Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2010, 2009 and 2008 are set forth in Note 20 to the accompanying consolidated financial statements. All periods presented have been restated to reflect the new segment structure.

RESULTS OF OPERATIONS

Continuing Operations

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated.

						Period-to-Period
				Period-to-Period		Percentage
				Change		Change
				2010	2009	2010	2009
	Revenues Fiscal Year			to	to	to	to
Segment	2010	2009	2008	2009	2008	2009	2008
	(In thousands)			(In thousands)

Applications	$367,258	$383,130	$450,450	$(15,872)	$(67,320)	(4)%	(15)%
Scores	172,339	179,575	211,902	(7,236)	(32,327)	(4)%	(15)%
Tools	66,046	68,030	82,490	(1,984)	(14,460)	(3)%	(18)%

Total Revenues	$605,643	$630,735	$744,842	(25,092)	(114,107)	(4)%	(15)%

	Percentage of Revenues
	Fiscal Year
Segment	2010	2009	2008

Applications	61%	61%	61%
Scores	28%	28%	28%
Tools	11%	11%	11%

Total Revenues	100%	100%	100%

Applications

						Period-to-Period
				Period-to-Period Change		Percentage Change
	Fiscal Year			2010 to	2009 to	2010 to	2009 to
Applications	2010	2009	2008	2009	2008	2009	2008
		(In thousands)		(In thousands)

Transactional and maintenance	$257,275	$274,123	$299,569	$(16,848)	$(25,446)	(6)%	(8)%
Professional services	86,097	92,000	115,855	(5,903)	(23,855)	(6)%	(21)%
License	23,886	17,007	35,026	6,879	(18,019)	40%	(51)%

Total	$367,258	$383,130	$450,450	(15,872)	(67,320)	(4)%	(15)%

Applications segment revenues decreased $15.9 million in fiscal 2010 from fiscal 2009 due to a $14.5 million decrease in revenues from our originations solutions, a $10.6 million decrease in our customer management solutions and a $2.6 million decrease from our other Applications solutions. These decreases were partially offset by an $11.8 million increase in revenues from our marketing solutions.

The decrease in originations solutions was attributable to a decrease in volumes associated with transactional-based agreements, a decline in professional services and the June 2009 divestiture of our Liquid Credit Service for Telecom product line, which accounted for $9.1 million of revenue during the year ended September 30, 2009. The decrease in customer management solutions was attributable to a decrease in volumes associated with transactional-based agreements and a decline in implementation services. The increase in our marketing solutions revenues was attributable to sales of a new product, FICO® Retail Action Manager. In addition, although revenues from our fraud solutions revenues remained consistent from fiscal 2009 to fiscal 2010, revenues were positively impacted by higher volumes, new sales of FICOtm Falcon® Fraud Manager and sales of a new product, FICO® Insurance Fraud Manager. Fraud solutions revenues were negatively impacted by the June 2009 divestiture of our RoamEx product line, which accounted for $6.6 million of revenue during fiscal 2009.

Applications segment revenues decreased $67.3 million in fiscal 2009 from fiscal 2008 due to a $20.0 million decrease in revenues from our customer management solutions, a $19.0 million decrease in revenues from our collections and recovery solutions, a $16.1 million decrease in revenues from our fraud solutions, an $8.3 million decrease in revenues from our originations solutions and a $3.9 million decrease in revenues from our other Applications solutions.

The decrease in customer management solutions revenues was attributable to a decline in license sales, as the prior year included several large license sales, and a decrease in customer management implementation services. In addition, there was a decline in transactional-based revenues. The decrease in collections and recovery solutions revenues resulted from a decline in license sales as the prior year included several large license sales, and the loss of one large customer. In addition, we experienced a decrease in implementation services and volumes associated with transactional-based agreements. The decrease in fraud solutions revenues was attributable primarily to decreases in volumes associated with transactional-based agreements. Additionally, the revenue decline was due partially to the June 2009 divestiture of our RoamEx product line. Revenues were also adversely impacted by the restructuring of a large customer contract. The decrease in originations solutions revenues was attributable primarily to a decline in sales volumes associated with our LCT product, which was divested in June 2009. The decrease in originations revenues was partially offset by a slight increase in implementation services.

Scores

						Period-to-Period
				Period-to-Period Change		Percentage Change
	Fiscal Year			2010 to	2009 to	2010 to	2009 to
Scores	2010	2009	2008	2009	2008	2009	2008
		(In thousands)		(In thousands)

Transactional and maintenance	$170,141	$178,048	$210,280	$(7,907)	$(32,232)	(4)%	(15)%
Professional services	2,042	1,527	1,622	515	(95)	34%	(6)%
License	156	—	—	156	—	—%	—%

Total	$172,339	$179,575	$211,902	(7,236)	(32,327)	(4)%	(15)%

Scores segment revenues decreased $7.2 million in fiscal 2010 from 2009 due to a $5.4 million decrease in our myFICO® business-to-consumer services revenues and a $1.8 million decrease in our business-to-business scores revenues. The decline in our business- to-consumer services was primarily attributable to Experian terminating its relationship with myFICO.com in February 2009. Business-to-business scores revenue was impacted by a $3.4 million reduction in scores used for marketing purposes, partially offset by a true-up of royalty fees with one of the reporting agencies. The decrease in scores used for marketing purposes was due to a decline in volumes of prescreening initiatives by our customers.

During fiscal 2010 and 2009, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 20% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Scores segment revenues decreased $32.3 million in fiscal 2009 from fiscal 2008 due to a $25.3 million decrease in our business-to-business scores revenues and a $7.0 decrease in our myFICO® business-to-consumer services revenues. The decline in our business-to-business scores revenue was primarily attributable to volume declines as financial institutions have significantly reduced new account acquisition activities and extension of credit. Revenues were also impacted by a $4.4 million reduction in scores used for marketing purposes, which resulted from increased pricing pressures and a decline in volumes due to a decrease in prescreening initiatives by our customers. The decline in our business-to-consumer services was primarily attributable to Experian terminating its relationship with myFICO.com in February 2009.

During fiscal 2009 and 2008, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 19% of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

						Period-to-Period
				Period-to-Period Change		Percentage Change
	Fiscal Year			2010 to	2009 to	2010 to	2009 to
Tools	2010	2009	2008	2009	2008	2009	2008
		(In thousands)		(In thousands)

Transactional and maintenance	$28,071	$26,531	$26,106	$1,540	$425	6%	2%
Professional services	14,739	18,886	30,437	(4,147)	(11,551)	(22)%	(38)%
License	23,236	22,613	25,947	623	(3,334)	3%	(13)%

Total	$66,046	$68,030	$82,490	(1,984)	(14,460)	(3)%	(18)%

Tools segment revenues decreased $2.0 million in fiscal 2010 from fiscal 2009 primarily due to a decrease of license and professional services sales related to our FICOtm Blaze Advisor® product, which was negatively impacted by the current business environment. Professional services revenue declined due to the completion of several large installations in prior periods and fewer implementation services due to a reduction in FICOtm

Blaze Advisor® license sales. These decreases were partially offset by an increase in revenues from our FICOtm Model Builder and FICOtm Decision Optimizer products.

Tools segment revenues decreased $14.5 million in fiscal 2009 from fiscal 2008 primarily due to a decrease in license and professional services related to our FICOtm Blaze Advisor® and Model Builder products, which were negatively impacted by the business environment. This decrease was partially offset by $4.9 million increase from products acquired in our January 2008 acquisition of Dash Optimization Ltd.

Operating Expenses and Other Income (Expense)

The following tables set forth certain summary information related to our consolidated statements of income for the fiscal years indicated.

				Period-to-Period		Period-to-Period
				Change		Percentage Change
				2010	2009	2010	2009
	Fiscal Year			to	to	to	to
	2010	2009	2008	2009	2008	2009	2008
	(In thousands, except employees)			(In thousands, except employees)

Revenues	$605,643	$630,735	$744,842	$(25,092)	$(114,107)	(4)%	(15)%

Operating expenses:
Cost of revenues	180,932	206,448	274,917	(25,516)	(68,469)	(12)%	(25)%
Research and development	73,581	73,626	77,794	(45)	(4,168)	—%	(5)%
Selling, general and administrative	225,263	209,319	245,639	15,944	(36,320)	8%	(15)%
Amortization of intangible assets	10,901	12,891	14,043	(1,990)	(1,152)	(15)%	(8)%
Restructuring	1,617	8,711	10,166	(7,094)	(1,455)	(81)%	(14)%
Loss on sale of product line assets	—	2,993	—	(2,993)	2,993	(100)%	—

Total operating expenses	492,294	513,988	622,559	(21,694)	(108,571)	(4)%	(17)%

Operating income	113,349	116,747	122,283	(3,398)	(5,536)	(3)%	(5)%
Inerest income	1,688	4,717	8,802	(3,029)	(4,085)	(64)%	(46)%
Inerest expense	(24,124)	(25,481)	(20,335)	1,357	(5,146)	(5)%	25%
Other income, net	1,391	1,587	2,245	(196)	(658)	(12)%	(29)%

Income from continuing operations before income taxes	92,304	97,570	112,995	(5,266)	(15,425)	(5)%	(14)%
Provision for income taxes	27,847	32,105	31,809	(4,258)	296	(13)%	1%

Income from continuing operations	64,457	65,465	81,186	(1,008)	(15,721)	(2)%	(19)%
Income (loss) from discontinued operations	—	(363)	2,766	363	(3,129)	(100)%	(113)%

Net income	$64,457	$65,102	$83,952	(645)	(18,850)	(1)%	(22)%

Number of employees at fiscal year-end	2,157	2,086	2,480	71	(394)

	Percentage of Revenues
	Fiscal Year
	2010	2009	2008

Revenues	100%	100%	100%

Operating expenses:
Cost of revenues	30%	33%	37%
Research and development	12%	12%	11%
Selling, general and administrative	37%	33%	33%
Amortization of intangible assets	2%	2%	2%
Restructuring	—%	1%	1%
Loss on sale of product line assets	—	—%	—%

Total operating expenses	81%	81%	84%

Operating income	19%	19%	16%
Interest income	—%	1%	1%
Interest expense	(4)%	(5)%	(2)%
Other income, net	—%	—%	—%

Income from continuing operations before income taxes	15%	15%	15%
Provision for income taxes	4%	5%	4%

Income from continuing operations	11%	10%	11%
Income (loss) from discontinued operations	—%	—%	—%

Net income	11%	10%	11%

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

Cost of revenues as a percentage of revenues was 30% in fiscal 2010, as compared to 33% in fiscal 2009. The decrease of $25.5 million in cost of revenues resulted from a $12.2 million decrease in personnel and other labor-related costs, an $11.8 million decrease in facilities and infrastructure costs and a $1.5 million decrease in other costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in consulting services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

Cost of revenues as a percentage of revenues was 33% in fiscal 2009, as compared to 37% for fiscal 2008. The decrease was driven by a decline in costs associated with lower margin professional services projects and myFICO consumer data costs. The decrease of $68.5 million resulted from a $43.6 million decrease in personnel and other labor-related costs, a $9.8 million decrease in facilities and infrastructure costs, an $8.2 million decrease in third party software and data, a $4.9 million decrease in billable travel costs, and a $2.0 million decrease in other costs. The decrease in personnel and other labor-related costs was attributable primarily to a decline in salary and related benefit costs resulting from staff reductions and from the decline in professional services activities. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from staff reductions and exiting certain facilities. The decrease in third party software and data costs was due to decreased sales in our consumer solutions that required data acquisition. The decrease in travel costs was from the overall reduction in consulting services activities.

In fiscal 2011, we expect that cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during fiscal 2010.

Research and Development

Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.

Research and development expenditures for fiscal 2010 were consistent with expenditures for fiscal 2009.

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

In fiscal 2011, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during fiscal 2010 as we continue to invest in our Decision Management solutions.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses and the cost of operating computer systems.

The fiscal 2010 over 2009 increase of $15.9 million in selling, general and administrative expenses was attributable to an $18.6 million increase in personnel and related costs, a $2.8 million increase in travel expenses and a $1.6 million increase in marketing expenses, partially offset by a $3.9 million decrease in professional fees and a $3.2 million decrease in other costs, which includes bad debt expense, taxes and licenses and other miscellaneous expenses. The increase in personnel and related costs was primarily due to increased commissions and salaries and benefits for the year ended September 30, 2010. The increase in travel expenses was due to increased travel to support sales efforts. The increase in marketing expense was attributable to an increase in marketing campaigns and related activities. The decline in professional fees was primarily due to decreased legal fees.

The fiscal 2009 over 2008 decrease of $36.3 million in selling, general and administrative expenses was attributable to a decrease of $23.6 million in personnel and other labor-related costs, a $4.4 million decrease in professional fees, a $4.4 million decrease in travel costs, a $2.9 million decrease in bad debt expense and a $1.8 million decrease in facilities and infrastructure costs, partially offset by a $0.8 million increase in other expenses. The decrease in personnel and labor-related costs related primarily to a decrease in salary and benefits costs resulting from staff reductions associated with our reengineering program. The decrease in professional fees was primarily due to decreased legal expenses. The decrease in travel expenses was due to management programs focused on reducing expenses. The decrease in bad debt expense was due to successful collection efforts and a decrease in revenues. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from staff reductions and exiting certain facilities.

In fiscal 2011, we expect that selling, general and administrative expenses as a percentage of revenues will be slightly higher than those incurred during fiscal 2010.

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

The fiscal 2010 over 2009 decline of $2.0 million in amortization expense was attributable mainly to certain intangible assets associated with our London Bridge acquisition becoming fully amortized.

The fiscal 2009 over 2008 decline of $1.2 million in amortization expense was attributable mainly to certain intangible assets becoming fully amortized.

In fiscal 2011, we expect amortization expense will be slightly lower than the amortization expense incurred in 2010 due to certain intangible assets related to our London Bridge acquisition that became fully amortized during fiscal 2010.

Restructuring Expense

The following table sets forth certain summary information on restructuring expenses:

	Fiscal Year
	2010	2009	2008
	(In thousands)

Severance costs	$742	$5,860	$7,353
Lease exit costs and other adjustments	875	2,851	2,813

Total restructuring expense	$1,617	$8,711	$10,166

In fiscal 2010 we incurred restructuring expenses of $1.6 million. The expenses include a $0.9 million charge related to lease exit activities and $0.7 million for severance costs, which will be paid in fiscal 2011.

In fiscal 2009, we incurred restructuring charges of $8.7 million. The charges include $5.9 million for severance costs associated with the reduction of 255 positions throughout the Company, which were paid in fiscal 2009. We also recognized a $2.8 million, net charge associated with lease exit activities and a reversal of accrued expenses as a result of favorable adjustments.

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

The fiscal 2010 over 2009 decrease of $3.0 million in interest income was due mainly to a decline in interest rates and investment yields due to market conditions and a decrease in total investment balances outstanding.

The fiscal 2009 over 2008 decrease of $4.1 million in interest income was attributable to a decline in interest rates and investment income yields due to market conditions, partially offset by an increase in average cash and investment balances.

Interest Expense

In fiscal 2010, interest expense included interest on the Senior Notes issued in May 2008 and July 2010 and borrowings under our revolving credit facility. In fiscal 2009, interest expense included interest on the Senior Notes issued in May 2008 and borrowings under our revolving credit facility. In fiscal 2008, interest expense included interest on our Senior Notes issued in May 2008, interest related to our 1.5% Senior Convertible Notes and interest associated with borrowings under our revolving credit facility. All of our Senior Convertible Notes were repurchased during 2008.

The decrease in interest expense of $1.4 million in fiscal 2010 compared to fiscal 2009 was the result of lower average interest rates on our revolving line of credit in fiscal 2010 partially offset by interest expense recorded on our $245 million Senior Notes issued in July 2010.

The increase in interest expense of $5.1 million in fiscal 2009 compared to fiscal 2008 was the result of higher average interest rates on outstanding borrowings. The increase in the average interest rate was due to incurring a full year of interest expense on the Senior Notes we issued in May of 2008, which had an average interest rate of 6.8%. In fiscal 2008 we had our Senior Convertible Notes that had an interest rate of 1.5%. The increase was partially offset by a lower average interest rate on our revolving credit facility.

In fiscal 2011, we expect that interest expense will be higher than what we incurred during fiscal 2010 due the higher average interest on our July 2010 Senior Notes as compared to our revolving credit facility.

Other Income, Net

Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances held by our foreign reporting entities into their respective functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

Other income in fiscal 2010 was consistent with other income, net in fiscal 2009.

Other income, net was $1.6 million in fiscal 2009, compared to $2.2 million in 2008. The change in other income, net was primarily due to a $0.9 million gain recognized in fiscal 2008 on the redemption of $123.7 million of Senior Convertible Notes.

Provision for Income Taxes

Our effective tax rates were 30.2%, 32.9% and 28.2% in fiscal 2010, 2009 and 2008, respectively.

The decrease in our effective tax rate in fiscal 2010 compared with fiscal 2009 was due to benefits recognized from the completion of a research and development credit study and an adjustment in tax reserves. This decrease was partially offset by the effect from the expiration of the U.S federal research and development tax credit. We were unable to recognize this tax credit during fiscal 2010 as legislation providing for reinstatement of this credit has not yet been enacted. The decrease in our effective tax rate in fiscal 2010 was also due to a higher tax rate in fiscal 2009 from the sale of our RoamEx and LCT product lines. These product line sales included a write-off of goodwill that was not deductible for income tax purposes.

The increase in our effective tax rate in fiscal 2009 compared with fiscal 2008 was due to adjustments to our tax reserves associated with a proposed settlement of the IRS audit for fiscals 2002 through 2006, and a change in mix between domestic and foreign income.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal years indicated.

				Period-to-Period		Period-to-Period
				Change		Percentage Change
				2010	2009	2010	2009
	Fiscal Year			to	to	to	to
Segment	2010	2009	2008	2009	2008	2009	2008
	(In thousands)			(In thousands)

Applications	$93,275	$112,589	$120,986	$(19,314)	$(8,397)	(17)%	(7)%
Scores	110,651	122,202	143,638	(11,551)	(21,436)	(9)%	(15)%
Tools	8,412	7,354	3,651	1,058	3,703	14%	101%
Unallocated corporate expenses	(69,166)	(80,868)	(94,059)	11,702	13,191	(14)%	(14)%

Total segment operating income	143,172	161,277	174,216	(18,105)	(12,939)	(11)%	(7)%
Unallocated share-based compensation	(17,305)	(19,935)	(27,724)	2,630	7,789	(13)%	(28)%
Unallocated amortization expense	(10,901)	(12,891)	(14,043)	1,990	1,152	(15)%	(8)%
Unallocated restructuring	(1,617)	(8,711)	(10,166)	7,094	1,455	(81)%	(14)%
Unallocated loss on sale of product line assets	—	(2,993)	—	2,993	(2,993)	(100)	—%

Operating income	$113,349	$116,747	$122,283	(3,398)	(5,536)	(3)%	(5)%

The decrease in operating income between fiscal 2010 and 2009 of $3.4 million was attributable to a decrease in segment revenues, partially offset by a reduction in segment and corporate operating expenses, which was driven by our reengineering initiative, a decrease in restructuring expenses, a decrease in loss on sale of product line assets, a decrease in share-based compensation expense and a decrease in amortization expenses. Under the reengineering initiative, we have reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. At the segment level, our segment operating income was negatively impacted by a $19.3 million decrease in our Applications segment, and an $11.6 million decrease in our Scores segment partially offset by a $1.1 million increase in our Tools segment.

The decrease in our Applications segment operating income was attributable to a decrease in revenue and an increase in operating expenses as we continue to invest in our Decision Management solutions.

The decrease in our Scores segment operating income was attributable primarily to a decline in revenues from scores used for marketing purposes, revenues derived from business-to-consumer services and an increase in operating expenses due to increased marketing activities.

In our Tools segment, the increase in segment operating income was primarily attributed to an increase in FICO Model Builder and FICO Decision Optimizer revenues and lower operating expenses, which was driven by our reengineering initiative, partially offset by a decrease in Blaze Advisor revenues.

The decrease in corporate expenses was due to staff reductions and facility consolidations, driven by our reengineering initiative, and a decrease in legal fees.

The decrease in operating income between fiscal 2009 and 2008 of $5.5 million was attributable mainly to a reduction in segment revenues and an increase in loss on sale of product line assets, partially offset by a reduction in segment and corporate operating expenses, which was driven by our reengineering initiative, and a reduction in our share-based compensation expense. At the segment level, our segment operating income was negatively impacted by a $21.4 million decrease in our Scores segment and an $8.4 million decrease in our Applications segment, partially offset by a $3.7 million increase in our Tools segment.

The decrease in Applications segment operating income was attributable to a reduction of revenues, which were adversely impacted by difficult global economic conditions that caused our customers to restrict investments in large technology projects, offset by a significant decline in operating expenses, which was driven by our reengineering initiative.

The decrease in our Scores segment operating income was attributable primarily to a decline in transactional volumes from the credit reporting agencies, revenues from scores used for marketing purposes and revenues derived from business-to-consumer services.

The increase in Tools segment operating income was due mainly to a reduction in operating expenses partially offset by a reduction in revenues. The reduction in operating expenses was driven mainly by our reengineering initiative.

The decrease in unallocated corporate expenses was also due to our reengineering initiative, which resulted in staff reductions and facility consolidations.

Discontinued Operations

On April 30, 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash. We recorded a $6.9 million pre-tax loss, but a $3.4 million after-tax gain on the sale as the amount of goodwill disposed of for income tax purposes exceeded the amount determined for financial reporting purposes. During fiscal 2009, we recorded an additional $0.4 million working capital adjustment in favor of the purchaser. Revenues from discontinued operations were $22.9 million in fiscal 2008. After-tax losses from discontinued operations were $0.7 million in fiscal 2008.

Capital Resources and Liquidity

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $105.8 million in fiscal 2010 compared to $151.6 million in fiscal 2009. Operating cash flows were negatively impacted by an $11.6 million increase in accounts receivable (compared to a $31.3 million decrease in fiscal 2009), which resulted from the timing of cash receipts, a $3.3 million decrease in other liabilities and a $1.1 million decrease in deferred revenue. Operating cash flows were positively impacted by a $5.4 million increase in accrued compensation and employee benefits, which resulted from the timing of cash payments.

Net cash provided by operating activities totaled $151.6 million in fiscal 2009 compared to $159.2 million in fiscal 2008. Operating cash flows were negatively impacted by a decline in earnings in fiscal 2009 and a $10.8 million decrease in other liabilities. Operating cash flows were positively impacted by an increase in accrued compensation and employee benefits of $12.4 million, which was due to the timing of payments, and a decrease in accounts receivable of $11.2 million, which resulted from the timing of cash receipts and improvements made to our collections process.

Cash Flows from Investing Activities

Net cash provided by investing activities totaled $110.6 million in fiscal 2010 compared to net cash used of $81.9 million in fiscal 2009. The change was driven by $125.9 million in proceeds from maturities and sales of marketable securities, net of purchases, during the year ended September 30, 2010 compared to $73.3 million of cash used for purchases of marketable securities, net of sales and proceeds from maturities, during the year ended September 30, 2009.

Net cash used in investing activities totaled $81.9 million in fiscal 2009 compared to $31.1 million in fiscal 2008. The change in cash flows was due to an $81.2 million decrease in proceeds from sales and maturities of marketable securities, net of purchases, and an $8.8 million decrease in capital expenditures. In addition, the change in cash flows was due to $33.3 million paid for the acquisition of Dash Optimization Ltd. in January 2008 and $15.6 million of cash received in April 2008 from the sale of our Insurance Bill Review business unit.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $248.5 million in 2010, compared to $18.8 million in fiscal 2009. The increase in cash used in financing activities was primarily due to the $196.1 million of cash paid to repurchase of common stock during the year ended September 30, 2010 and the repayment of $295 million of debt outstanding on our revolving line of credit, partially offset by cash provided from the issuance of $245 million of Senior Notes on July 14, 2010.

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

Repurchases of Common Stock

From time to time, we repurchase our common stock in the open market. During fiscal 2010, 2009 and 2008, we expended $198.0 million, $18.5 million and $116.6 million, respectively, in connection with our repurchase of common stock. In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of September 30, 2010, we had $174.7 million remaining under this authorization.

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2010, 2009 and 2008. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires in October 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. On April 14, 2010, we used $50 million of cash to reduce our outstanding obligation on our revolving line of credit to $245 million. On July 14, 2010, we repaid the remaining outstanding obligations under the revolving line of credit using proceeds from the issuance of $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted-average interest rate of 5.2% and a weighted-average maturity of 8 years.

Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes were issued in four series with maturities ranging from 5 to 10 years. These Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years.

In addition, on July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted average interest rate of 5.20% and a weighted average maturity of 8 years. Proceeds from these Senior Notes were used to repay the entire balance outstanding on our revolving line of credit. These Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date

E	$60 million	4.72%	July 14, 2016
F	$72 million	5.04%	July 14, 2017
G	$28 million	5.42%	July 14, 2019
H	$85 million	5.59%	July 14, 2020

All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities.

Capital Resources and Liquidity Outlook

As of September 30, 2010, we had $219.2 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until May 2013. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Contractual Obligations

The following is a summary of our contractual obligations at September 30, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total

Senior Notes(1)	$8,000	$8,000	$49,000	$8,000	$71,000	$376,000	$520,000
Interest due on debt obligations(2)	31,523	31,013	30,503	27,382	26,873	68,135	215,429
Operating lease obligations	19,759	16,687	13,892	13,758	11,881	40,770	116,747
Purchase obligations(3)	6,100	5,100	4,400	2,600	—	—	18,200
Unrecognized tax benefits(4)	—	—	—	—	—	—	12,286

Total commitments	$65,382	$60,800	$97,795	$51,740	$109,754	$484,905	$882,662

(1)	Represents the unpaid principal amount of our $275 million Senior Notes issued in May 2008 and the $245 million Senior Notes issued in July 2010.

(2)	Interest due on debt obligations represents interest payments on our Senior Notes.

(3)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(4)	Unrecognized tax benefits related to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, goodwill and other intangible assets resulting from business acquisitions, share-based compensation, income taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Software Licenses

Software license fee revenue is recognized when persuasive evidence of an arrangement exists, software is made available to our customers, the fee is fixed or determinable and collection is probable. The determination of whether fees are fixed or determinable and collection is probable involves the use of assumptions. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed or determinable, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectability is not probable, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance, expiration of the acceptance period, or when we can demonstrate we meet the acceptance criteria. We evaluate contract terms and customer information to ensure that these criteria are met prior to our recognition of license fee revenue.

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

Transactional-based Revenues

Transactional-based revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed. Revenues from transactional or unit-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized based on minimum contractual amounts or on system usage that exceeds minimum contractual amounts. Certain of our transactional-based revenues are based on transaction or active account volumes as reported by our clients. In instances where volumes are reported to us in arrears, we estimate volumes based on preliminary customer transaction information or average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data is received, and this could have a material impact on our consolidated results of operations.

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

Hosting Services

We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the contractual term. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of the Company’s fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is deferred until the date the customer commences use of our services at which point the up-front fees are recognized ratably over the contractual term of the customer arrangement. ASP transactional fees are recorded monthly as earned.

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

We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of our intangible assets. When impairment indicators are identified with respect to our previously recorded intangible assets with finite useful lives, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure the impairment as the difference between the carrying value of the asset and the fair value of the asset, which is measured using discounted cash flows. Indefinite-lived intangible assets are assessed annually for impairment by comparing the fair value of such intangible assets, measured using discounted cash flows, to the respective fair value. To the extent the fair value is less than the associated carrying value, impairment is recorded. Significant management judgment is required in forecasting future operating results, which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and other long-lived assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using the discounted cash flow valuation model and by comparing our reporting units to guideline publicly-traded companies. The two valuation methodologies are generally weighted equally in our final fair value calculation. These methods require estimates of our future revenues, profits, capital expenditures, working capital, costs of capital and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. In addition, we compare the aggregate reporting unit fair values to our market capitalization.

The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2010, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. As of July 1, 2010, the estimated fair value of our Applications reporting unit was 110% of carrying value. Total goodwill allocated to the reporting unit was $448.0 million as of September 30, 2010.

In a discounted cash flow valuation analysis, key assumptions that require significant management judgment include revenue growth rates and weighted average cost of capital. In our analysis, revenue growth rates were primarily based on third party studies of industry growth rates for each of our reporting units. Within each reporting unit, management refined these estimates based on their knowledge of the product, the needs of our customers and expected market opportunity. The key uncertainty for revenue growth in the Applications reporting unit is the recovery of the consumer credit industry over the next several years. The weighted average cost of capital was determined based on publicly available data such as the long-term yield on U.S. treasury bonds, the expected rate of return on high quality bonds and the returns and betas of various equity instruments. As it relates to the market approach, there is less management judgment in determining the fair value of our reporting units other than selecting which guideline publicly-traded companies are included in our peer group.

For the fiscal 2010 impairment assessment our Applications reporting unit revenue terminal growth rate was 3% and our weighted average cost of capital was 11%. A decline in cash flow of 13.5% due to a reduction in revenues, or margins achieved, as compared to our forecast would have caused the Applications reporting unit to fail step one of our annual impairment test. In addition, a 1.3 percentage point increase in our weighted average cost of capital would have caused the Applications reporting unit to fail step one of our annual impairment test.

The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would be an indicator of potential impairment of a reporting unit below its carrying value. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different but, in each case, reasonable assumptions could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For example, if the expected recovery of the economy is delayed significantly beyond what we have anticipated in our forecasts, it could cause the fair value of our Applications reporting unit to fall below its respective carrying value. We believe that the assumptions and estimates utilized were appropriate based on the information available to management. The timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

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

Income Taxes

We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax credit carryforwards. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, which requires the use of estimates. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period or reduce goodwill if such deferred tax asset relates to an acquisition. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income. To the extent an adjustment in our deferred tax assets relates to a business combination the adjustment is recorded either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Although we believe that our estimates are reasonable, there is no assurance that our valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable, and such an increase could have a material adverse impact on our income tax provision and results of operations in the period in which such determination is made. In addition, the calculation of tax liabilities also involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could also have a material impact on our income tax provision and consolidated results of operations in the period in which such determination is made.

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

New Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued new accounting guidance related to the consolidation of variable interest entities. The guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We maintain an investment portfolio consisting mainly of income securities with an average maturity of two years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2010 and 2009:

	September 30, 2010			September 30, 2009
		Carrying	Average		Carrying	Average
	Cost Basis	Amount	Yield	Cost Basis	Amount	Yield
	(Dollars in thousands)

Cash and cash equivalents	$146,199	$146,199	0.10%	$178,157	$178,157	0.12%
Short-term investments	68,554	68,615	0.94%	139,149	139,673	1.26%
Long-term investments	—	—	—	57,437	57,611	1.44%

	$214,753	$214,814	0.37%	$374,743	$375,441	0.75%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources

and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2010 and 2009:

	September 30, 2010			September 30, 2009
		Carrying			Carrying
	Principal	Amounts	Fair Value	Principal	Amounts	Fair Value
		(In thousands)			(In thousands)

May 2008 $275 million Senior Notes	$275,000	$275,000	$315,019	$275,000	$275,000	$301,295
July 2010 $245 million Senior Notes	$245,000	$245,000	$258,727	—	—	—

We have interest rate risk with respect to our five-year $600 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $295.0 million of borrowings outstanding on this facility as of September 30, 2009. On July 14, 2010, we repaid all outstanding obligations under the revolving line of credit using proceeds from the issuance of $245 million of Senior Notes, and as of September 30, 2010 we had no outstanding borrowings on this facility.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2010 and 2009:

	September 30, 2010
	Contract Amount
	Foreign		Fair Value
	Currency	US$	US$
	(In thousands)

Sell foreign currency:
Canadian dollar (CAD)	CAD 1,300	$1,258	$—
Euro (EUR)	EUR 5,460	$7,446	—
Buy foreign currency:
British pound (GBP)	GBP 3,672	$5,800	—

	September 30, 2009
	Contract Amount
	Foreign		Fair Value
	Currency	US$	US$
	(In thousands)

Sell foreign currency:
Canadian dollar (CAD)	CAD 1,100	$1,022	$—
Euro (EUR)	EUR 6,100	$8,908	—
Japanese yen (JPY)	JPY 61,000	$679
Buy foreign currency:
British pound (GBP)	GBP 2,866	$4,600	—

The forward foreign currency contracts were all entered into on September 30, 2010; therefore, the fair value was $0 on that date.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fair Isaac Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. We also have audited the Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2009, the Company adopted a new accounting standard concerning accounting for revenue recognition for non-software deliverables in multiple element arrangements.

/s/  Deloitte & Touche LLP

Minneapolis, MN
November 23, 2010

FAIR ISAAC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
	(In thousands, except
	par value data)

Assets
Current assets:
Cash and cash equivalents	$146,199	$178,157
Marketable securities available for sale, current portion	68,615	139,673
Accounts receivable, net	113,187	101,742
Prepaid expenses and other current assets	19,174	22,986

Total current assets	347,175	442,558
Marketable securities available for sale, less current portion	4,367	61,371
Other investments	11,074	11,074
Property and equipment, net	30,975	34,340
Goodwill	665,953	667,640
Intangible assets, net	27,244	38,255
Deferred income taxes	27,774	38,100
Other assets	9,154	10,550

Total assets	$1,123,716	$1,303,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,765	$8,593
Accrued compensation and employee benefits	33,697	28,139
Other accrued liabilities	28,732	38,183
Deferred revenue	42,953	39,673
Current maturities on long-term debt	8,000	—

Total current liabilities	122,147	114,588

Revolving line of credit	—	295,000
Senior notes	512,000	275,000
Other liabilities	14,655	19,031

Total liabilities	648,802	703,619

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 39,882 and 48,156 shares outstanding at September 30, 2010 and 2009, respectively)	399	482
Paid-in-capital	1,103,244	1,106,292
Treasury stock, at cost (48,975 and 40,701 shares at September 30, 2010 and 2009, respectively)	(1,556,253)	(1,375,400)
Retained earnings	947,202	886,324
Accumulated other comprehensive loss	(19,678)	(17,429)

Total stockholders’ equity	474,914	600,269

Total liabilities and stockholders’ equity	$1,123,716	$1,303,888

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Transactional and maintenance	$455,487	$478,702	$535,955
Professional services	102,878	112,413	147,914
License	47,278	39,620	60,973

Total revenues	605,643	630,735	744,842

Operating expenses:
Cost of revenues(1)	180,932	206,448	274,917
Research and development	73,581	73,626	77,794
Selling, general and administrative(1)	225,263	209,319	245,639
Amortization of intangible assets(1)	10,901	12,891	14,043
Restructuring	1,617	8,711	10,166
Loss on sale of product line assets	—	2,993	—

Total operating expenses	492,294	513,988	622,559

Operating income	113,349	116,747	122,283
Interest income	1,688	4,717	8,802
Interest expense	(24,124)	(25,481)	(20,335)
Other income, net	1,391	1,587	2,245

Income from continuing operations before income taxes	92,304	97,570	112,995
Provision for income taxes	27,847	32,105	31,809

Income from continuing operations	64,457	65,465	81,186
Income (loss) from discontinued operations	—	(363)	2,766

Net income	$64,457	$65,102	$83,952

Basic earnings (loss) per share:
Continuing operations	$1.44	$1.35	$1.66
Discontinued operations	—	(0.01)	0.06

Total	$1.44	$1.34	$1.72

Diluted earnings (loss) per share:
Continuing operations	$1.42	$1.34	$1.64
Discontinued operations	—	(0.01)	0.06

Total	$1.42	$1.33	$1.70

Shares used in computing earnings (loss) per share:
Basic	44,903	48,658	48,940

Diluted	45,308	48,776	49,373

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 9 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended September 30, 2010, 2009 and 2008

						Accumulated
	Common Stock					Other	Total
		Par	Paid-in-	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income (Loss)	Equity	Income
	(In thousands)

Balance at September 30, 2007	51,064	511	1,097,327	(1,290,393)	745,054	13,815	566,314
Share-based compensation	—	—	27,981	—	—	—	27,981
Exercise of stock options	523	5	(5,594)	17,878	—	—	12,289
Tax effect from share based payment arrangements	—	—	(2,375)	—	—	—	(2,375)
Forfeitures of restricted stock	(35)	—	1,114	(1,114)	—	—	—
Repurchases of common stock	(3,540)	(35)	—	(116,607)	—	—	(116,642)
Issuance of ESPP shares from treasury	384	3	(4,691)	13,142	—	—	8,454
Issuance of restricted stock to employees from treasury	77	1	(3,597)	2,639	—	—	(957)
Dividends paid ($0.08 per share)	—	—	—	—	(3,897)	—	(3,897)
Net income	—	—	—	—	83,952	—	83,952	$83,952
Unrealized gains on investments, net of tax of $25	—	—	—	—	—	38	38	38
Cumulative translation adjustments	—	—	—	—	—	(13,216)	(13,216)	(13,216)

Balance at September 30, 2008	48,473	485	1,110,165	(1,374,455)	825,109	637	561,941	$70,774

Share-based compensation	—	—	19,935	—	—	—	19,935
Exercise of stock options	148	1	(3,197)	5,027	—	—	1,831
Tax effect from share based payment arrangements	—	—	(9,545)	—	—	—	(9,545)
Forfeitures of restricted stock	(2)	—	64	(64)	—	—	—
Repurchases of common stock	(832)	(8)	—	(18,492)	—	—	(18,500)
Issuance of ESPP shares from treasury	195	2	(3,848)	6,646	—	—	2,800
Issuance of restricted stock to employees from treasury	174	2	(7,282)	5,938	—	—	(1,342)
Dividends paid ($0.08 per share)	—	—	—	—	(3,887)	—	(3,887)
Net income	—	—	—	—	65,102	—	65,102	$65,102
Unrealized gains on investments, net of tax of $232	—	—	—	—	—	359	359	359
Cumulative translation adjustments	—	—	—	—	—	(18,425)	(18,425)	(18,425)

Balance at September 30, 2009	48,156	482	1,106,292	(1,375,400)	886,324	(17,429)	600,269	$47,036

Share-based compensation	—	—	17,305	—	—	—	17,305
Exercise of stock options	288	3	(5,539)	9,528	—	—	3,992
Tax effect from share based payment arrangements	—	—	(4,717)	—	—	—	(4,717)
Repurchases of common stock	(8,790)	(88)	—	(197,894)	—	—	(197,982)
Issuance of ESPP shares from treasury	2	—	(18)	55	—	—	37
Issuance of restricted stock to employees from treasury	226	2	(10,079)	7,458	—	—	(2,619)
Dividends paid ($0.08 per share)	—	—	—	—	(3,579)	—	(3,579)
Net income	—	—	—	—	64,457	—	64,457	64,457
Unrealized losses on investments, net of tax benefit of $250	—	—	—	—	—	(387)	(387)	(387)
Cumulative translation adjustments	—	—	—	—	—	(1,862)	(1,862)	(1,862)

Balance at September 30, 2010	39,882	$399	$1,103,244	$(1,556,253)	$947,202	$(19,678)	$474,914	$62,208

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$64,457	$65,102	$83,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,918	38,419	39,494
Share-based compensation	17,305	19,935	27,981
Deferred income taxes	6,761	(5,031)	(23,095)
Tax effect from share-based payment arrangements	(4,717)	(9,545)	(2,375)
Excess tax benefits from share-based payment arrangements	(1,158)	(280)	(1,342)
Gain on repurchase of senior convertible notes	—	—	(896)
Net amortization of premium on marketable securities	2,174	1,057	579
(Benefit from) Provision for doubtful accounts	(118)	499	3,414
Loss on sale of business unit	—	—	6,952
Loss on sale of product line assets	—	2,993	—
Net loss on sales of property and equipment	694	115	39
Changes in operating assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	(11,561)	31,316	20,153
Prepaid expenses and other assets	315	36	1,766
Accounts payable	(317)	(2,519)	(1,569)
Accrued compensation and employee benefits	5,413	(976)	(13,363)
Other liabilities	(3,290)	3,214	14,033
Deferred revenue	(1,096)	7,298	3,427

Net cash provided by operating activities	105,780	151,633	159,150

Cash flows from investing activities:
Purchases of property and equipment	(17,453)	(13,958)	(22,780)
Cash proceeds from sales of property and equipment	50	—	1,527
Cash proceeds from sales of product line assets	2,182	4,000	—
Cash paid for acquisition, net of cash acquired	—	—	(33,336)
Cash proceeds from sale of business unit	—	—	15,581
Purchases of marketable securities	(71,749)	(197,274)	(161,803)
Proceeds from sale of marketable securities	10,014	7,400	2,008
Proceeds from maturities of marketable securities	187,593	116,585	167,684
Distribution from cost method investees	—	1,300	—

Net cash provided by (used in) investing activities	110,637	(81,947)	(31,119)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	—	300,000
Payments on revolving line of credit	(295,000)	—	(175,000)
Proceeds from issuance of senior notes	245,000	—	275,000
Payments for repurchases of senior convertible notes	—	—	(390,067)
Debt issuance costs	(1,343)	—	(1,477)
Proceeds from issuances of common stock under employee stock option and purchase plans	1,410	3,289	19,786
Dividends paid	(3,579)	(3,887)	(3,897)
Repurchases of common stock	(196,119)	(18,500)	(116,642)
Excess tax benefits from share-based payment arrangements	1,158	280	1,342

Net cash used in financing activities	(248,473)	(18,818)	(90,955)

Effect of exchange rate changes on cash	98	(2,389)	(2,682)

Increase (Decrease) in cash and cash equivalents	(31,958)	48,479	34,394
Cash and cash equivalents, beginning of year	178,157	129,678	95,284

Cash and cash equivalents, end of year	$146,199	$178,157	$129,678

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $457, $2,742 and $1,447 during the years ended September 30, 2010, 2009 and 2008, respectively	$26,885	$28,364	$20,074
Cash paid for interest	$21,048	$26,189	$13,009

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2010, 2009 and 2008

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill and other intangible assets, software development costs, deferred tax assets, the benefits related to uncertain tax positions, the determination of the fair value of stock-based compensation, the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

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

The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statement of operations. Depreciation and amortization on property and equipment totaled $20.0 million, $25.5 million and $24.1 million during fiscal 2010, 2009 and 2008, respectively.

Internal-use Software

Costs incurred to develop internal-use software during the application development stage are capitalized and reported at cost, subject to an impairment test as described below. Application development stage costs

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows that are expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2010, we impaired $0.6 million of previously capitalized internal-use software. We did not capitalize any internal use software in fiscal 2010 while capitalizing $0.3 million in fiscal 2009 and 2008. We did not amortize any internal-use software in fiscal 2010 while amortizing $0.3 million and $0.6 million in fiscal 2009 and 2008, respectively.

Capitalized Software and Research and Development Costs

All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development costs. Software development costs incurred between completion of a working prototype and general availability of the related products have not been significant and have been expensed as incurred. Technological feasibility for our products occurs approximately concurrently with the general release of our products, accordingly, we have not capitalized any development or production costs. Costs we incur to maintain and support our existing products after the general release of the product are expensed in the period they are incurred and included in research and development costs in our statements of operations. Research and development costs totaled $73.6 million, $73.6 million and $77.8 million in fiscal 2010, 2009 and 2008, respectively.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Software Licenses

Software license fee revenue is recognized when persuasive evidence of an arrangement exists, software is made available to our customers, the fee is fixed or determinable and collection is probable. The determination of whether fees are fixed or determinable and collection is probable involves the use of assumptions. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed or determinable, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectability is not probable, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance, expiration of the acceptance period, or when we can demonstrate we meet the acceptance criteria. We evaluate contract terms and customer information to ensure that these criteria are met prior to our recognition of license fee revenue.

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

Transactional-based Revenues

Transactional-based revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed. Revenues from transactional or unit-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized based on minimum contractual amounts or on system usage that exceeds minimum contractual amounts. Certain of our transactional-based revenues are based on transaction or active account volumes as reported by our clients. In instances where volumes are reported to us in arrears, we estimate volumes based on preliminary customer transaction information or average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data is received, and this could have a material impact on our consolidated results of operations.

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

Hosting Services

We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the contractual term. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of the Company’s fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is deferred until the date the customer commences use of our services at which point the up-front fees are recognized ratably over the contractual term of the customer arrangement. ASP transactional fees are recorded monthly as earned.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We have determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in their local foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of consolidated stockholders’ equity.

At the end of the reporting period, foreign currency denominated receivables and liabilities are remeasured into the functional currency of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in other income, net in the accompanying consolidated statements of income. We recorded ($1.2) million, $2.5 million and $2.0 million of transactional foreign currency exchange gains (losses) during 2010, 2009 and 2008, respectively.

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

Share-Based Compensation Expense

We amortize share-based compensation expense based upon the fair value of share-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents. Corporate income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings, referred to as an excess tax benefit, is presented in the consolidated statements of cash flow as a financing activity. Realized excess tax benefits are credited to paid-in capital in the consolidated balance sheets. Realized shortfall tax benefits, amounts which are less than that previously recognized in earnings, are first offset against the cumulative balance of excess tax benefits, if any, and then charged directly to income tax expense. See Note 17 for further discussion of our share-based employee benefit plans.

Impairment of Long-Lived Assets

We assess potential impairment to long-lived assets and certain identifiable intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived assets were not impaired at September 30, 2010, 2009 and 2008. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $3.0 million, $6.8 million and $1.9 million in fiscal 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We adopted this guidance on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning October 1, 2011. Other than requiring additional disclosures, adoption of this new guidance does not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued two new accounting standards that removed certain tangible products from the scope of software revenue recognition guidance and altered the accounting for revenue arrangements with non-software multiple deliverables. The new guidance narrows the definition of products subject to software accounting rules to exclude certain tangible products that contain software and non-software elements that function together to deliver the combined product’s essential functionality. As such, certain products that were previously accounted for under the scope of software revenue recognition guidance will no longer be accounted for as software. In addition, the guidance amended the accounting standards for non-software multiple deliverable revenue arrangements to: (i) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance and we have applied these standards to all applicable revenue arrangements entered into or materially modified beginning October 1, 2009. The adoption of these standards had an immaterial effect on our revenues, pre-tax income, net income and earnings per share during the year ended September 30, 2010.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The adoption of this guidance did not result in a material change in our units of accounting or in how we allocate arrangement consideration to our units of accounting. In addition, we do not anticipate material changes in the pattern and timing of revenue recognition nor do we expect a material effect on our condensed financial statements in periods subsequent to adoption. However, the new guidance may facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead to engaging in new go-to-market practices in the future. In particular, we expect that the new accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As these go-to-market strategies evolve, we may modify pricing practices in the future which could result in changes in selling prices, including both VSOE and ESP.

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

On October 1, 2009, we adopted new accounting guidance for measuring liabilities at fair value. This guidance clarifies that the quoted price for an identical liability is a Level 1 measurement when no adjustments to the quoted price are necessary. If quoted prices for identical liabilities are not available, the guidance

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides valuation techniques to be used in determining the fair value of the liability. The adoption of this standard did not impact our consolidated financial statements during the year ended September 30, 2010.

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

Accounting Standards not yet Adopted

In June 2009, the FASB issued new accounting guidance related to the consolidation of variable interest entities. The guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

2.	Acquisition

In January 2008, we acquired Dash Optimization (“Dash”), a leading provider of decision modeling and optimization software, for an aggregate cash purchase price of approximately $34.1 million. The acquisition of Dash was consummated principally to augment our decision management analytic tools. We accounted for this transaction using the purchase method of accounting and allocated the associated goodwill to our Tools segment. The results of Dash have been included in our operating results since the date of acquisition. The pro forma effects of this acquisition on our Consolidated Financial Statements were not material.

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

The decision to sell the Insurance Bill Review business was the result of management’s decision to divest non-strategic businesses and focus resources on our core products and services. Insurance Bill Review was primarily associated with the Applications segment.

We determined that the Insurance Bill Review business was a discontinued operation and as a result we have segregated the net assets, net liabilities and operating results from continuing operations in our consolidated balance sheets and statements of income for all periods prior to the sale. Revenues from

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations were $22.9 million for the year ended September 30, 2008. Pre-tax losses from discontinued operations were $1.1 million for the year ended September 30, 2008.

4.	Sales of Product Line Assets

In June 2009, we sold the assets associated with our LiquidCredit® for Telecom (“LCT”) and RoamEx® product lines. LCT and RoamEx solutions were included in our Applications segment. The LCT sale, which was for $3.5 million, included a $0.5 million receivable for post-closing working capital adjustments. All post-closing working capital amounts were received in fiscal 2010. The primary assets sold included accounts receivable and goodwill. Included in the results of operations for fiscal 2009 were a $1.5 million pre-tax loss and a $2.1 million after-tax loss on the sale as the goodwill associated with the LCT solution product line was not deductible for income tax purposes. Revenues attributable to the LCT solutions product line were $9.1 million and $13.4 million during fiscal 2009 and 2008, respectively. The RoamEx sale, which was for $2.7 million, included a $1.4 million escrow balance and a $0.3 million receivable for post-closing working capital adjustments. All amounts included in escrow and applicable post-closing working capital adjustments were received in fiscal 2010. The primary assets sold included accounts receivable and goodwill. We recognized a $1.5 million pre-tax loss, and a $1.8 million after-tax loss on the sale as the goodwill associated with the RoamEx product line was not deductible for income tax purposes. Revenues attributable to the RoamEx product line were $6.6 million and $11.5 million in fiscal 2009 and 2008, respectively.

5.	Cash, Cash Equivalents and Marketable Securities Available for Sale

The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2010 and 2009:

	2010				2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

Cash and Cash Equivalents:
Cash	$63,654	$—	$—	$63,654	$64,689	$—	$—	$64,689
Money market funds	82,545	—	—	82,545	113,468	—	—	113,468

	$146,199	$—	$—	$146,199	$178,157	$—	$—	$178,157

Short-term Marketable Securities:
U.S. government obligations	$48,325	$42	$—	$48,367	$102,575	$460	$—	$103,035
U.S. corporate debt	2,972	9	—	2,981	8,735	31	—	8,766
Non U.S. corporate debt	17,257	13	(3)	17,267	27,839	33	—	27,872

	$68,554	$64	$(3)	$68,615	$139,149	$524	$—	$139,673

Long-term Marketable Securities:
U.S. government obligations	$—	$—	$—	$—	$43,423	$174	$(22)	$43,575
U.S. corporate debt	—	—	—	—	2,928	3	—	2,931
Non U.S. corporate debt	—	—	—	—	11,086	19	—	11,105
Marketable equity securities	4,847	—	(480)	4,367	4,580	—	(820)	3,760

	$4,847	$—	$(480)	$4,367	$62,017	$196	$(842)	$61,371

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term marketable securities mature at various dates over the course of the next twelve months. Typically, our long-term U.S. government obligations and corporate debt investments have matured at various dates over a one to three year period. During fiscal 2010, 2009 and 2008, we did not recognize any material realized gains or losses on investments.

The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and 2009:

	2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Description of Securities:
U.S. government obligations	$—	$—	$—	$—	$—	$—
Non U.S. corporate debt	2,255	(3)	—	—	2,255	(3)

	$2,255	$(3)	$—	$—	$2,255	$(3)

	2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Description of Securities:
U.S. government obligations	$1,253	$(21)	$—	$—	$1,253	$(21)
Non U.S. corporate debt	2,076	(1)	—	—	2,076	(1)

	$3,329	$(22)	$—	$—	$3,329	$(22)

6.	Derivative Financial Instruments

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

Foreign currency denominated accounts receivable, liabilities and cash balances are re-measured at foreign currency rates in effect on the balance sheet date with the effects of changes in foreign currency rates reported in other income, net. The forward contracts are not designated as hedges and are marked to market through other income, net. Fair value changes in the forward contracts help mitigate the changes in the value of the re-measured accounts receivable and cash balances attributable to changes in foreign currency exchange

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

The following table summarizes the fair value of our derivative instruments and their location in the consolidated balance sheet:

September 30, 2010
	Assets		Liabilities
Derivatives not Designated as Hedging Instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In thousands)

Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2010 and 2009:

	September 30, 2010
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
	(In thousands)

Sell foreign currency:
Canadian dollar (CAD)	CAD 1,300	$1,258	$—
Euro (EUR)	EUR 5,460	$7,446	—
Buy foreign currency:
British pound (GBP)	GBP 3,672	$5,800	—

	September 30, 2009
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
	(In thousands)

Sell foreign currency:
Canadian dollar (CAD)	CAD 1,100	$1,022	$—
Euro (EUR)	EUR 6,100	$8,908	—
Japanese yen (JPY)	JPY 61,000	$679
Buy foreign currency:
British pound (GBP)	GBP 2,866	$4,600	—

The forward foreign currency contracts were all entered into on September 30, 2010; therefore, the fair value was $0 on that date.

Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income as a component of other income, net. These amounts are shown for the years ended September 30, 2010, 2009 and 2009:

	Year Ended September 30,
	2010	2009	2008
	(In thousands)

Foreign currency forward contracts	$319	$(2,064)	$(1,556)

7.	Fair Value Measurements

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction between market participants on the measurement date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•	Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 securities are comprised of money market funds and certain equity securities.

•	Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 securities are comprised of U.S. government and corporate debt obligations that are generally held to maturity.

•	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2010 and 2009, respectively:

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
September 30, 2010	(Level 1)	(Level 2)	September 30, 2010

Assets:
Cash equivalents(1)	$82,545	$—	$82,545
U.S. corporate debt(2)	—	2,981	2,981
Non U.S. corporate debt(2)	—	17,267	17,267
U.S. government obligations(2)	—	39,452	39,452
U.S. municipal obligations(2)	—	8,915	8,915
Marketable securities(3)	4,367	—	4,367

Total	$86,912	$68,615	$155,527

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
September 30, 2009	(Level 1)	(Level 2)	September 30, 2009

Assets:
Cash equivalents(1)	$113,468	$—	$113,468
U.S. corporate debt(2)	—	11,697	11,697
Non U.S. corporate debt(2)	—	38,977	38,977
U.S. government obligations(2)	—	119,031	119,031
U.S. municipal obligations(2)	—	27,579	27,579
Marketable securities(3)	3,760	—	3,760

Total	$117,228	$197,284	$314,512

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Included in cash and cash equivalents on our balance sheet at September 30, 2010 and September 30, 2009. Not included in this table are cash deposits of $63.7 million and $64.7 million at September 30, 2010 and September 30, 2009, respectively.

(2)	Included in marketable securities (current and non-current) on our balance sheet at September 30, 2010 and 2009.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at September 30, 2010 and 2009.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We adopted the remaining provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis as of October 1, 2009. Assets and liabilities subject to this new guidance primarily includes goodwill and indefinite-lived intangible assets measured at fair value for the purposes of our annual impairment assessment.

8.	Receivables

Receivables at September 30, 2010 and 2009 consisted of the following:

	2010	2009
	(In thousands)

Billed	$92,305	$81,835
Unbilled	26,863	26,808

	119,168	108,643
Less: allowance for doubtful accounts	(5,981)	(6,901)

Receivables, net	$113,187	$101,742

Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During fiscal 2010, 2009 and 2008, we increased (decreased) our allowance for the provision for doubtful accounts by ($0.1) million, $0.5 million and $3.4 million, respectively, and wrote off receivables (net of recoveries) of $0.9 million, $1.4 million and $2.8 million, respectively. The remaining change to the allowance for doubtful accounts in fiscal 2010 of $0.1 million was due to an unfavorable change in foreign exchange rates.

9.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or more frequently if impairment indicators arise. Our other intangible assets have definite lives and are being amortized using the straight-line method or based on the forecasted cash flows associated with the assets over their estimated useful lives.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have determined that our reporting units are the same as our reportable segments (see Note 20). We performed our annual goodwill impairment test, and determined that goodwill was not impaired as of July 1, 2010 and 2009.

Intangible assets that are subject to amortization consisted of the following at September 30, 2010 and 2009:

	2010				2009
	Gross				Gross
	Carrying	Accumulated		Average	Carrying	Accumulated		Average
	Amount	Amortization	Net	Life	Amount	Amortization	Net	Life
	(In thousands)

Completed technology	$66,037	$(63,344)	$2,693	4	$75,287	$(67,179)	$8,108	6
Customer contracts and relationships	60,756	(36,463)	24,293	12	63,956	(34,315)	29,641	12
Trade names	9,291	(8,972)	319	5	9,291	(8,834)	457	5

	$136,084	$(108,779)	27,305	11	$148,534	$(110,328)	38,206	10

Foreign currency translation adjustments			(61)				49

Intangible assets, net			$27,244				$38,255

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income, consisted of the following during fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Cost of revenues	$5,415	$6,827	$7,358
Selling, general and administrative expenses	5,486	6,064	6,685

	$10,901	$12,891	$14,043

In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2010, was as follows (in thousands):

Fiscal year

2011	$7,721
2012	6,143
2013	4,136
2014	2,407
2015	2,407
Thereafter	4,430

$27,244

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes to goodwill during fiscal 2010 and 2009, both in total and as allocated to our operating segments.

			Tools
	Applications		(Previously
	(Previously	Scores	Analytic
	Strategy	(Previously	Software	Professional
	Machines)	Scoring)	Tools)	Services	Total
			(In thousands)

Balance at September 30, 2008	$516,785	$88,192	$68,240	$12,865	$686,082
Disposition of product lines	(4,145)	(1,084)	(139)	—	(5,368)
Foreign currency translation adjustment	(10,785)	—	(2,289)	—	(13,074)

Balance at September 30, 2009	$501,855	$87,108	$65,812	$12,865	$667,640
Segment reorganization (see Note 20)	(48,215)	59,540	1,540	(12,865)	—
Foreign currency translation adjustment	(1,392)	—	(295)	—	(1,687)

Balance at September 30, 2010	$452,248	$146,648	$67,057	$—	$665,953

During fiscal 2009 we sold our LCT and RoamEx® product lines, which included goodwill of $3.0 million and $2.4 million, respectively (See Note 4).

10.	Composition of Certain Financial Statement Captions

	2010	2009
	(In thousands)

Property and equipment:
Data processing equipment and software	$175,590	$161,515
Office furniture and equipment	19,685	19,608
Leasehold improvements	22,850	24,945
Less: accumulated depreciation and amortization	(187,150)	(171,728)

	$30,975	$34,340

Other accrued liabilities:
Interest payable	$10,152	$7,539
Income taxes payable	3,797	18,695
Other	14,783	11,949

	$28,732	$38,183

11.	Revolving Line of Credit

In October 2006, we entered into a five-year unsecured revolving credit facility with a syndicate of banks. The principal amount outstanding will be due and payable in full at maturity, on October 20, 2011. In July 2007, we entered into an amended and restated credit agreement that increased the revolving credit facility from $300 million to $600 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. We had $295.0 million of borrowings outstanding on this facility as of September 30, 2009. On July 14, 2010, we repaid all outstanding obligations under the revolving line of credit using proceeds from the issuance of $245.0 million of Senior Notes in a private placement to a group of institutional investors. As of September 30, 2010, we had no borrowings outstanding under the credit facility.

12.	Senior Notes

On May 7, 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date

A	$41 million	6.37%	May 7, 2013
B	$40 million	6.37%	May 7, 2015
C	$63 million	6.71%	May 7, 2015
D	$131 million	7.18%	May 7, 2018

We are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which requires five annual principal payments of $8.0 million starting on May 7, 2011 and ending on May 7, 2015.

On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date

E	$60 million	4.72%	July 14, 2016
F	$72 million	5.04%	July 14, 2017
G	$28 million	5.42%	July 14, 2019
H	$85 million	5.59%	July 14, 2020

Interest is paid on the Senior Notes semi-annually and each of the Notes are subject to certain restrictive covenants including the maintenance of consolidated net debt to consolidated EBITDA and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The fair value of the $275 million Senior Notes and the $245 million Senior Notes was $315.0 million and $258.7 million at September 30, 2010, respectively. We determined fair value based on quoted market prices and interest rate spreads of similar securities.

Future principal payments for the Senior Notes are as follows (in thousands):

Fiscal Year

2011	$8,000
2012	8,000
2013	49,000
2014	8,000
2015	71,000
Thereafter	376,000

$520,000

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans

Defined Contribution Plans

We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $5.4 million, $5.7 million and $7.1 million during fiscal 2010, 2009 and 2008, respectively.

Employee Incentive Plans

We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $5.4 million, $5.5 million and $2.1 million during fiscal 2010, 2009 and 2008, respectively.

14.	Restructuring Expenses

During fiscal 2010, we incurred charges totaling $1.6 million as a result of $0.9 million in facilities charges from adjusting two lease exit accruals due to a reduction in estimated sublease income and $0.7 million in severance charges due to the elimination of 35 positions in the U.S., U.K. and India.

During fiscal 2009, we incurred net charges totaling $8.7 million consisting mainly of $5.9 million for severance costs associated with the reduction of 255 positions throughout the company and $2.6 million associated with vacating excess leased space. We also recognized a $1.2 million charge due to unfavorable sublease arrangements we entered into for lease space previously vacated. In addition, we reversed $0.6 million of accrued expenses as a result of a favorable lease termination agreement that we entered into for office space that was previously vacated and $0.4 million of previously recognized severance costs due to favorable adjustments. Cash payments for the severance costs were paid during fiscal 2009.

During fiscal 2008, we eliminated 280 positions across the company and incurred charges of $7.4 million for severance costs. Cash payments for the majority of the severance costs were paid in fiscal 2008. We also recognized charges of $2.7 million associated with vacating excess leased space. The charge represents future cash lease payments, net of sublease income, which will be paid out over the next four years. In addition, we recognized a net charge of $0.1 million as a result of unfavorable sublease arrangements associated with office space we vacated in prior years.

The following table summarizes our restructuring accruals associated with the above actions. The current portion and non-current portion was recorded in other accrued current liabilities and other liabilities, respectively, within the accompanying consolidated balance sheets.

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2007	Additions	Payments	Reversals	2008
	(In thousands)

Facilities charges	$10,294	$3,258	$(3,419)	$(445)	$9,688
Employee separation	1,012	7,353	(7,435)	—	930

	11,306	$10,611	$(10,854)	$(445)	10,618

Less: current portion	(4,051)				(4,224)

Non-current	$7,255				$6,394

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2008	Additions	Payments	Reversals	2009
	(In thousands)

Facilities charges	$9,688	$3,876	$(9,143)	$(650)	$3,771
Employee separation	930	5,860	(6,415)	(375)	—

	10,618	$9,736	$(15,558)	$(1,025)	3,771

Less: current portion	(4,224)				(1,361)

Non-current	$6,394				$2,410

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	September 30,
	2009	Additions	Payments	Reversals	2010
	(In thousands)

Facilities charges	$3,771	$875	$(1,810)	$—	$2,836
Employee separation	—	742	—	—	742

	3,771	$1,617	$(1,810)	$—	3,578

Less: current portion	(1,361)				(1,474)

Non-current	$2,410				$2,104

15.	Income Taxes

The provision for income taxes was as follows during fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Current:
Federal	$10,190	16,704	$42,070
State	4,406	4,979	6,816
Foreign	6,490	15,453	6,018

	21,086	37,136	54,904

Deferred:
Federal	7,761	(2,317)	(26,203)
State	(644)	(2,018)	(2,032)
Foreign	(356)	(696)	5,140

	6,761	(5,031)	(23,095)

Total provision	$27,847	$32,105	$31,809

The foreign provision was based on foreign pretax earnings of $25.3 million, $30.8 million and $25.3 million in fiscal 2010, 2009 and 2008, respectively. Current foreign tax expense related to foreign tax withholdings was $2.3 million, $5.0 million and $4.8 million in fiscal year 2010, 2009 and 2008, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities at September 30, 2010 and 2009 were as follows:

	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$10,004	$10,449
Research credit carryforwards	1,028	4,333
Capital loss carryforwards	134	8,482
Investments	1,260	1,138
Accrued compensation	2,176	2,221
Share-based compensation	23,531	25,673
Deferred revenue	2,345	3,677
Accrued lease costs	1,611	1,909
Property and equipment	5,890	6,323
Capitalized R&D	323	1,593
Other	11,356	15,094

	59,658	80,892
Less valuation allowance	(3,540)	(11,558)

	56,118	69,334

Deferred tax liabilities:
Intangible assets	(19,732)	(19,515)
Prepaid expense	(4,534)	(2,966)
Other	(2,865)	(2,865)

	(27,131)	(25,346)

Deferred tax assets, net	$28,987	$43,988

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax asset, net of the existing valuation allowance at September 30, 2010.

For fiscal 2010, the decrease in the valuation allowance was largely due to the expiration of a significant portion of the U.S. capital loss carryforward. The remaining valuation allowance is associated with operations where the company has capital loss carryforwards where realization remains uncertain.

During fiscal 2010, the change in our net operating loss carryforwards were due to utilization of federal net operating loss that was partially offset by an increase to the foreign net operating loss. The decrease in the research credit carryforward was due to fiscal 2010 utilization. We acquired NOL and research credit carryforwards in connection with our acquisitions of Braun, London Bridge and HNC in fiscal 2005, 2004 and 2002, respectively. As of September 30, 2010, we had available U.S. federal, state and foreign NOL carryforwards of approximately $16.3 million, $4.9 million and $13.6 million, respectively. We also have available excess CA state research credit of approximately $1.0 million. The U.S. federal NOL carryforwards will expire at various dates beginning in fiscal 2021 through fiscal 2024, if not utilized. The state NOL carryforwards will begin to expire in fiscal 2021 through fiscal 2024, if not utilized. The U.S. federal research credit carryforwards will begin to expire in fiscal 2019 through 2022, if not utilized. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Income tax provision at U.S. federal statutory rate	$32,306	$34,150	$39,549
State income taxes, net of U.S. federal benefit	2,452	1,383	2,723
Foreign taxes	(4,721)	(3,469)	(4,205)
Research credits	(353)	(1,950)	(2,365)
Domestic production deduction	(1,204)	(1,421)	(2,202)
Reduction in valuation allowance	—	(148)	(2,604)
Other	(633)	3,560	913

Recorded income tax provision	$27,847	$32,105	$31,809

The decrease in our effective tax rate in fiscal 2010 compared with fiscal 2009 was largely due to a positive adjustment in our tax reserves and a benefit from the completion of a research and development credit study related to the acquisition of HNC Software. These benefits were partially offset by an adverse effect from the expiration of the US federal research credit. In addition, there were two large one-time adverse adjustments during fiscal 2009 associated with the finalization of UK statutory audits from prior years and the sale of our Roamex and Liquid Credit Telecom product lines.

Unrecognized Tax Benefit for Uncertain Tax Positions

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2007. We are currently under audit by the IRS for tax returns filed for fiscal 2008 and by California Franchise Tax Board for fiscal 2003 through 2005. We do not anticipate any adjustments related to those audits that will result in a material change to our financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(In thousands)

Gross unrecognized tax benefits upon adoption on October 1	$18,587	$26,265	$26,465
Gross increases for tax positions in prior periods	—	3,566	754
Gross decreases for tax positions in prior periods	(7,025)	(2,141)	(990)
Gross increases based on tax positions related to the current year	724	1,802	2,099
Decreases for settlements and payments	—	(10,905)	(2,063)
Decreases due to statute expiration	—	—	—

Gross unrecognized tax benefits at September 30	$12,286	$18,587	$26,265

We had $12.3 million of total unrecognized tax benefits as of September 30, 2010 of which we expect to recognize $8.9 million in fiscal 2011. Included in the $12.3 million of total gross unrecognized tax benefits as of September 30, 2010 was $9.6 million of tax benefits that, if recognized, would impact the effective tax rate.

We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income. As of September 30, 2010, we have accrued interest of $1.4 million related to the unrecognized tax benefits.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Stockholders’ Equity

Common Stock

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. During fiscal 2010, 2009 and 2008, we expended $198.0 million, $18.5 million and $116.6 million, respectively, in connection with our repurchase of common stock under such programs.

We paid quarterly dividends on common stock of two cents per share, or eight cents per year, during each of fiscal 2010, 2009 and 2008.

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

Description of Stock Option and Share Plans

We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. As of September 30, 2010, 5,756,253 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of September 30, 2010, 1,784,181 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. Stock option awards typically had a maximum term of seven years and vested ratably over four years. Stock option awards granted prior to October 1, 2005, typically had a maximum term of ten years and vested ratably over four years.

We assumed all outstanding stock options held by former employees and non-employee directors of HNC Software, Inc. (“HNC”), who as of our acquisition date in fiscal 2002, held unexpired and unexercised stock option grants under the various HNC stock option plans. As of September 30, 2010, 827,723 shares remained available for future grant under these option plans.

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

A total of approximately 192,000 and 384,000 shares of our common stock with a weighted average purchase price of $14.33 and $21.98 per share were issued under the Purchase Plan during fiscal 2009 and 2008, respectively. At September 30, 2010, 2,707,966 shares remained available for issuance.

Share-Based Compensation Expense

We recorded $17.3 million, $19.9 million and $27.7 million of share-based compensation expense for stock options, restricted stock units, non-vested shares and purchases under the Purchase Plan in fiscal years 2010, 2009 and 2008, respectively. The total tax benefit related to this share-based compensation expense was $6.6 million, $7.5 million and $10.3 million in fiscal 2010, 2009 and 2008, respectively. As of September 30, 2010, there was $29.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.7 years.

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2010, 2009 and 2008:

	2010	2009	2008

Stock Options:
Average expected term (years)	4.22	4.31	4.89
Expected volatility (range)	35-42%	45-48%	32-44%
Weighted average volatility	41%	47%	34%
Risk-free interest rate (range)	0.2-3.1%	1.1-2.3%	2.5-4.4%
Average expected dividend yield	0.4%	0.4%	0.2%
Expected dividend yield (range)	0.4-0.5%	0.4%	0.2-0.3%

The fair value of restricted stock units and non-vested shares granted is the fair value of our common stock on the date of grant adjusted for the expected dividend yield. We amortize the fair value on a straight-line basis over the vesting period.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Term.  The expected term represents the period that our stock options are expected to be outstanding. We estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

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

Stock-Based Activity

The following table summarizes option activity during fiscal 2010:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at October 1, 2009	7,354	$31.60
Granted	1,035	21.76
Exercised	(288)	13.87
Forfeited	(241)	24.53
Expired	(1,287)	35.86

Outstanding at September 30, 2010	6,573	$30.25	4.00	$13,147

Options exercisable at September 30, 2010	4,685	$33.66	3.31	$3,847

The weighted average fair value of options granted during fiscal 2010, 2009 and 2008 were $7.58, $5.40 and $10.72, respectively. The aggregate intrinsic value of options outstanding at September 30, 2010 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2.0 million shares that had exercise prices that were lower than the $24.66 market price of our common stock at September 30, 2010. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $2.7 million, $0.8 million and $5.1 million, respectively, determined as of the date of exercise.

The following table summarizes restricted stock unit activity during fiscal 2010:

		Weighted-
		average
	Shares	Price
	(In thousands)

Outstanding at October 1, 2009	1,113	$23.83
Granted	624	22.42
Released	(347)	25.24
Forfeited	(179)	23.36

Outstanding at September 30, 2010	1,211	22.78

The weighted average fair value of restricted stock units and non-vested shares granted during fiscal 2010, 2009 and 2008 were $22.05, $17.80 and $26.32, respectively. The total intrinsic value of restricted stock

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units and non-vested shares that vested during fiscal 2010, 2009 and 2008 was $7.7 million, $4.1 million and $4.1 million, respectively, determined as of the date of exercise.

We received $1.4 million in cash from stock option exercises and the issuance of stock under the Purchase Plan in fiscal 2010. The actual tax benefit that we realized for the tax deductions from option exercises totaled $1.1 million for that period.

Due primarily to our ongoing program of repurchasing shares on the open market; we had approximately 49.0 million treasury shares at September 30, 2010. We satisfy stock option exercises, Purchase Plan issuances and vesting of restricted stock units from this pool of treasury shares.

18.	Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) from continuing operations during fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands, except per share data)

Numerator for basic earnings per share: income from continuing operations	$64,457	$65,465	$81,186
Interest expense on senior convertible notes, net of tax	—	—	3

Numerator for diluted earnings per share from continuing operations	$64,457	$65,465	$81,189

Denominator — share:
Basic weighted-average shares	44,903	48,658	48,940
Effect of dilutive securities	405	118	433

Diluted weighted-average shares	45,308	48,776	49,373

Earnings per share from continuing operations:
Basic	$1.44	$1.35	$1.66

Diluted	$1.42	$1.34	$1.64

The computation of diluted EPS for fiscal 2010, 2009 and 2008 excludes options to purchase approximately 4,939,000, 7,189,000 and 7,769,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.

19.	Related Party Transactions

We have a $10 million investment in convertible preferred stock in a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenues for the year ended September 30, 2010 included $0.1 million in transactional revenue and $0.3 million in professional services revenue. Related party revenues for the year ended September 30, 2009 included $0.3 million in maintenance revenue and $0.3 million in professional services revenue. Related party revenues for the year ended September 30, 2008 included $2.5 million in software license revenue, $0.1 million in maintenance revenue and $2.4 million in professional services revenue. The accounts receivable balance from this company was not significant as of September 30, 2010.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Segment Information

Effective October 1, 2009, we implemented an organizational restructuring resulting in a consolidation of our current operating segment structure from four segments to three. Also, in fiscal 2010, we changed our segment operating income reporting measure to exclude certain corporate general and administrative expenses. Previously, corporate expenses, which mainly include finance, legal and human resource related expenses, were allocated to the segments. In addition, amortization expense is no longer allocated to the individual segments. All periods presented have been restated to reflect these changes. The new segments are as follows:

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize segment information for fiscal 2010, 2009 and 2008:

	2010
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)

Segment revenues:
Transactional and maintenance	$257,275	$170,141	$28,071	$—	$455,487
Professional services	86,097	2,042	14,739	—	102,878
License	23,886	156	23,236	—	47,278

Total segment revenues	367,258	172,339	66,046	—	605,643
Segment operating expense	(273,983)	(61,688)	(57,634)	(69,166)	(462,471)

Segment operating income	$93,275	$110,651	$8,412	$(69,166)	143,172

Unallocated share-based compensation expense					(17,305)
Unallocated amortization expense					(10,901)
Unallocated restructuring expense					(1,617)

Operating income					113.349
Unallocated interest income					1,688
Unallocated interest expense					(24,124)
Unallocated other income, net					1,391

Income before income taxes					$92,304

Depreciation expense	$14,998	$1,339	$2,147	$1,533	$20,017

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)

Segment revenues:
Transactional and maintenance	$274,123	$178,048	$26,531	$—	$478,702
Professional services	92,000	1,527	18,886	—	112,413
License	17,007	—	22,613	—	39,620

Total segment revenues	383,130	179,575	68,030	—	630,735
Segment operating expense	(270,541)	(57,373)	(60,676)	(80,868)	(469,458)

Segment operating income	$112,589	$122,202	$7,354	$(80,868)	161,277

Unallocated share-based compensation expense					(19,935)
Unallocated amortization expense					(12,891)
Unallocated restructuring expense					(8,711)
Unallocated loss on sale of product line assets					(2,993)

Operating income					116,747
Unallocated interest income					4,717
Unallocated interest expense					(25,481)
Unallocated other income, net					1,587

Income before income taxes					$97,570

Depreciation expense	$19,569	$1,827	$2,248	$1,884	$25,528

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)

Segment revenues:
Transactional and maintenance	$299,569	$210,280	$26,106	$—	$535,955
Professional services	115,855	1,622	30,437	—	147,914
License	35,026	—	25,947	—	60,973

Total segment revenues	450,450	211,902	82,490	—	744,842
Segment operating expense	(329,464)	(68,264)	(78,839)	(94,059)	(570,626)

Segment operating income	$120,986	$143,638	$3,651	$(94,059)	174,216

Unallocated share-based compensation expense					(27,724)
Unallocated amortization expense					(14,043)
Unallocated restructuring expense					(10,166)

Operating income					122,283
Unallocated interest income					8,802
Unallocated interest expense					(20,335)
Unallocated other income, net					2,245

Income before income taxes					$112,995

Depreciation expense	$18,636	$1,282	$2,042	$2,138	$24,098

Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2010, 2009 and 2008, the majority of which were derived from the sale of products and services within the banking and insurance industries:

	2010		2009		2008
	(Dollars in thousands)

Applications	$367,258	61%	$383,130	61%	$450,450	61%
Scores	172,339	28%	179,575	28%	211,902	28%
Tools	66,046	11%	68,030	11%	82,490	11%

	$605,643	100%	$630,735	100%	$744,842	100%

Within our Applications segment our customer management solutions accounted for 14%, 15% and 15% of total revenues in each of fiscal 2010, 2009 and 2008, respectively, our fraud solutions accounted for 20%, 20% and 18% of total revenues in each of these periods, respectively, and our marketing solutions accounted for 11%, 9% and 7% for each of these periods, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2010, 2009 and 2008. No individual country outside of the United States accounted for 10% or more of revenue in any of these years.

	2010		2009		2008
	(Dollars in thousands)

United States	$396,036	65%	$430,958	68%	$498,526	67%
Other International	209,607	35%	199,777	32%	246,316	33%

	$605,643	100%	$630,735	100%	$744,842	100%

During fiscal 2010, 2009 and 2008, no individual customer accounted for 10% or more of our total revenues; however, we derive a substantial portion of our revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 20% of our total revenues in fiscal 2010. At September 30, 2010 and 2009, no individual customer accounted for 10% or more of total consolidated receivables.

Our property and equipment, net, on a geographical basis are summarized below at September 30, 2010 and 2009. At September 30, 2010 and 2009, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	2010		2009
	(Dollars in thousands)

United States	$27,452	89%	$31,183	91%
International	3,523	11%	3,157	9%

	$30,975	100%	$34,340	100%

21.	Commitments

Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2010:

	Future
	Minimum
	Lease	Other
Fiscal Year	Commitments	Commitments
	(In thousands)

2011	$19,759	$6,100
2012	16,687	5,100
2013	13,892	4,400
2014	13,758	2,600
2015	11,881	—
Thereafter	40,770	—

	$116,747	$18,200

Lease Commitments

The above amounts have been reduced by contractual sublease commitments totaling $0.9 million, $0.5 million, $0.2 million and $0.1 million, in fiscal 2011 through 2014, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense under operating leases, including month-to-month leases, totaled $22.6 million, $24.4 million and $28.6 million during fiscal 2010, 2009 and 2008, respectively.

Other Commitments

In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.

We are also a party to a management agreement with 23 of our executives providing for certain payments and other benefits in the event of a qualified change in control of FICO, coupled with a termination of the officer during the following year.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2010. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010
	(In thousands, except per share data)

Revenues	$151,496	$143,720	$155,329	$155,098
Cost of revenues(2)	42,519	44,641	45,316	48,456

Gross profit	108,977	99,079	110,013	106,642

Net income(3)	17,686	12,992	17,938	15,841

Earnings per share(1):
Basic	$0.37	$0.28	$0.40	$0.39

Diluted	0.37	0.28	0.40	0.38

Shares used in computing earnings per share:
Basic	47,606	46,447	44,446	41,141
Diluted	47,915	46,870	44,885	41,590

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009
	(In thousands, except per share data)

Revenues	$163,460	$159,335	$156,018	$151,922
Cost of revenues(2)	59,019	53,476	48,160	45,793

Gross profit	104,441	105,859	107,858	106,129

Income from continuing operations	12,110	18,108	18,139	17,108
Loss from discontinued operations	—	(363)	—	—

Net income(3)	$12,110	$17,745	$18,139	$17,108

Basic earnings (loss) per share(1):
Continuing operations	$0.25	$0.37	$0.37	$0.35
Discontinued operations	—	(0.01)	—	—

Total	$0.25	$0.36	$0.37	$0.35

Diluted earnings (loss) per share(1):
Continuing operations	$0.25	$0.37	$0.37	$0.35
Discontinued operations	—	(0.01)	—	—

Total	$0.25	$0.36	$0.37	$0.35

Shares used in computing earnings (loss) per share:
Basic	48,478	48,813	48,835	48,513
Diluted	48,522	48,828	48,986	48,772

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.

(2)	Cost of revenues excludes amortization expense for the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September, 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 of $1.7 million, $1.7 million, $1.7 million, $1.7 million, $1.7 million, $1.7 million, $1.3 million and $0.7 million, respectively.

(3)	Net income includes restructuring expenses (income) for the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2010 of $8.1 million, $0.9 million, ($0.2) million and $1.6 million, respectively.

25.	Subsequent Events

For the year ended September 30, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2010.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2010, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2011.

The required information regarding our Executive Officers is contained in Part I of this Annual Report on Form 10-K.

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2011.

FICO has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our web site located at www.fico.com. FICO intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its web site. FICO also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the web site cited above. The required information regarding the Company’s corporate governance guidelines and committee charters is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 1, 2011.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information under the captions “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 1, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3.	Exhibits:

Exhibit
Number	Description

3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 8, 2010.)
3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010.)
4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)
4.2	Amendment Number 1, dated May 21, 2009, to the Rights Agreement between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 26, 2009.)
4.3	Form of Rights Certificate. (Included in Exhibit 4.1.)
10.1	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 25, 2007).
10.2	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2008.)
10.3	Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010.)
10.4	Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2009.)
10.5	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on December 9, 2008.)
10.6	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2009.)
10.7	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010.)(1)
10.8	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.)(1)
10.9	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2008.)(1)

Exhibit
Number		Description

10.10		Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.)(1)
10.11		Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.)(1)
10.12		HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.13		HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.)(1)
10.14		Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.15		Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10	.16*	Management Incentive Plan, Fiscal 2011.(1)
10.17		Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.)(1)
10.18		Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin). (Incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.19		Management Agreement entered into with Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.20		Management Agreement entered into with Mark R. Scadina. (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.21		Management Agreement entered into with Laurent F. Pacalin. (Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.22		Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007).(1)
10.23		Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.24		Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10	.25*	Letter Agreement dated January 12, 2009 by and between the Company and Deborah Kerr.(1)
10.26		Letter Agreement dated January 15, 2010 by and between the Company and Charles Ill. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 20, 2010.)(1)
10	.27*	Letter Agreement dated July 28, 2010 by and between the Company and Jordan Graham.(1)
10.28		Letter Agreement entered into on March 11, 2009 by and between Fair Isaac Corporation and Thomas Bradley. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2009.)(1)
10.29		Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.)(1)

Exhibit
Number		Description

10.30		Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell (Incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on October 22, 2007).(1)
10.31		Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Michael H. Campbell. (Incorporated by reference to Exhibit 10.58 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.)(1)
10.32		Transition Agreement dated November 16, 2009 by and between Fair Isaac Corporation and Michael H. Campbell. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2009.)(1)
10.33		2003 Employment Inducement Award Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.2 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.)(1)
12	.1*	Computations of ratios of earnings to fixed charges.
21	.1*	List of Company’s subsidiaries.
23	.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31	.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31	.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32	.1*	Section 1350 Certification of CEO.
32	.2*	Section 1350 Certification of CFO.

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ MICHAEL J. PUNG
Michael J. Pung
Senior Vice President
and Chief Financial Officer

DATE: November 23, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Pung his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DR. MARK N. GREENE Dr. Mark N. Greene	Chief Executive Officer (Principal Executive Officer) and Director	November 23, 2010

/s/ MICHAEL J. PUNG Michael J. Pung	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 23, 2010

/s/ A. GEORGE BATTLE A. George Battle	Director	November 23, 2010

/s/ NICHOLAS F. GRAZIANO Nicholas F. Graziano	Director	November 23, 2010

/s/ ALEX W. HART Alex W. Hart	Director	November 23, 2010

/s/ JAMES D. KIRSNER James D. Kirsner	Director	November 23, 2010

/s/ WILLIAM J. LANSING William J. Lansing	Director	November 23, 2010

/s/ RAHUL N. MERCHANT Rahul N. Merchant	Director	November 23, 2010

/s/ MARGARET L. TAYLOR Margaret L. Taylor	Director	November 23, 2010

/s/ DUANE E. WHITE Duane E. White	Director	November 23, 2010

EXHIBIT INDEX

To Fair Isaac Corporation
Report On Form 10-K For The Fiscal Year Ended September 30, 2010

Exhibit
Number	Description

3.1	By-laws of the Company.	Incorporated by Reference
3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference
4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights.	Incorporated by Reference
4.2	Amendment Number 1, dated May 21, 2009, to the Rights Agreement between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC.	Incorporated by Reference
4.3	Form of Rights Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference
10.1	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007	Incorporated by Reference
10.2	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference
10.3	Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference
10.4	Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc.	Incorporated by Reference
10.5	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group.	Incorporated by Reference
10.6	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group.	Incorporated by Reference
10.7	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010.	Incorporated by Reference
10.8	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference
10.9	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan.	Incorporated by Reference
10.10	Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference
10.11	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan.	Incorporated by Reference
10.12	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference
10.13	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

Exhibit
Number	Description

10.14	Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009.	Incorporated by Reference
10.15	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference
10.16	Management Incentive Plan, Fiscal 2011.	Filed Electronically
10.17	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference
10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin).	Incorporated by Reference
10.19	Management Agreement entered into with Dr. Mark N. Greene.	Incorporated by Reference
10.20	Management Agreement entered into with Mark R. Scadina.	Incorporated by Reference
10.21	Management Agreement entered into with Laurent F. Pacalin.	Incorporated by Reference
10.22	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene.	Incorporated by Reference
10.23	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene.	Incorporated by Reference
10.24	Offer Letter entered into on May 29, 2007 with Mark R. Scadina.	Incorporated by Reference
10.25	Letter Agreement dated January 12, 2009 by and between the Company and Deborah Kerr.	Filed Electronically
10.26	Letter Agreement dated January 15, 2010 by and between the Company and Charles III.	Incorporated by Reference
10.27	Letter Agreement dated July 28, 2010 by and between the Company and Jordan Graham.	Filed Electronically
10.28	Letter Agreement entered into on March 11, 2009 by and between Fair Isaac Corporation and Thomas Bradley.	Incorporated by Reference
10.29	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005.	Incorporated by Reference
10.30	Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell.	Incorporated by Reference
10.31	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Michael H. Campbell.	Incorporated by Reference
10.32	Transition Agreement dated November 16, 2009 by and between Fair Isaac Corporation and Michael H. Campbell.	Incorporated by Reference
10.33	2003 Employment Inducement Award Plan as amended effective May 15, 2005.	Incorporated by Reference
12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically
21.1	List of Company’s subsidiaries.	Filed Electronically
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32.1	Section 1350 Certifications of CEO.	Filed Electronically
32.2	Section 1350 Certifications of CFO.	Filed Electronically