Form 10-Q
period 2010-12-31
FAIR ISAAC CORP
filed 2011-02-09
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on January 31, 2011 was 40,058,609, (excluding 48,798,174 shares held by the Company as treasury stock).

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	28

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2010	2010
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$196,432	$146,199
Marketable securities available for sale, current portion	46,859	68,615
Accounts receivable, net	105,215	113,187
Prepaid expenses and other current assets	16,703	19,174

Total current assets	365,209	347,175

Marketable securities available for sale, less current portion	4,771	4,367
Other investments	11,074	11,074
Property and equipment, net	29,751	30,975
Goodwill	664,206	665,953
Intangible assets, net	25,264	27,244
Deferred income taxes	27,357	27,774
Other assets	8,512	9,154

Total assets	$1,136,144	$1,123,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,485	$8,765
Accrued compensation and employee benefits	22,574	33,697
Other accrued liabilities	27,257	28,732
Deferred revenue	46,780	42,953
Current maturities on long-term debt	8,000	8,000

Total current liabilities	118,096	122,147

Senior notes	512,000	512,000
Other liabilities	14,590	14,655

Total liabilities	644,686	648,802

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued, 40,062 and 39,882 shares outstanding at December 31, 2010 and September 30, 2010, respectively)	401	399
Paid-in-capital	1,100,995	1,103,244
Treasury stock, at cost (48,795 and 48,975 shares at December 31, 2010 and September 30, 2010, respectively)	(1,550,422)	(1,556,253)
Retained earnings	962,413	947,202
Accumulated other comprehensive loss	(21,929)	(19,678)

Total stockholders’ equity	491,458	474,914

Total liabilities and stockholders’ equity	$1,136,144	$1,123,716

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended December 31,
	2010	2009
	(in thousands, except per share data)

Revenues:
Transactional and maintenance	$114,762	$115,106
Professional services	27,908	26,237
License	13,261	10,153

Total revenues	155,931	151,496

Operating expenses:
Cost of revenues (1)	45,803	42,519
Research and development	18,061	18,976
Selling, general and administrative (1)	59,633	55,203
Amortization of intangible assets (1)	1,929	3,165
Restructuring	869	—

Total operating expenses	126,295	119,863

Operating income	29,636	31,633
Interest income	104	539
Interest expense	(8,241)	(5,408)
Other expense, net	(76)	(381)

Income from operations before income taxes	21,423	26,383
Provision for income taxes	5,414	8,697

Net income	$16,009	$17,686

Earnings per share:
Basic	$0.40	$0.37

Diluted	$0.40	$0.37

Shares used in computing earnings per share:
Basic	39,923	47,606

Diluted	40,439	47,915

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	Common Stock					Other	Total
		Par	Paid-in-		Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Treasury Stock	Earnings	Loss	Equity	Income
	(In thousands)
Balance at September 30, 2010	39,882	$399	$1,103,244	$(1,556,253)	$947,202	$(19,678)	$474,914
Share-based compensation	—	—	4,034	—	—	—	4,034
Exercise of stock options	86	1	(1,423)	2,746	—	—	1,324
Tax effect from share-based payment arrangements	—	—	(212)	—	—	—	(212)
Repurchases of common stock	(13)	—	—	(306)	—	—	(306)
Issuance of ESPP shares from treasury	—	—	(3)	11	—	—	8
Issuance of restricted stock to employees from treasury	107	1	(4,645)	3,380	—	—	(1,264)
Dividends paid	—	—	—	—	(798)	—	(798)
Net income	—	—	—	—	16,009	—	16,009	$16,009
Unrealized loss on investments	—	—	—	—	—	(27)	(27)	(27)
Cumulative translation adjustments	—	—	—	—	—	(2,224)	(2,224)	(2,224)

Balance at December 31, 2010	40,062	$401	$1,100,995	$(1,550,422)	$962,413	$(21,929)	$491,458	$13,758

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$16,009	$17,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,455	8,087
Share-based compensation	4,034	4,535
Deferred income taxes	819	—
Tax effect from share-based payment arrangements	(212)	(1,970)
Excess tax benefits from share-based payment arrangements	(435)	(233)
Net amortization of premium on marketable securities	297	500
Benefit from provision for doubtful accounts, net	(293)	(250)
Net loss on sales of property and equipment	3	94
Changes in operating assets and liabilities:
Accounts receivable	7,817	3,706
Prepaid expenses and other assets	2,262	(361)
Accounts payable	3,325	(716)
Accrued compensation and employee benefits	(11,105)	(7,194)
Other liabilities	624	5,033
Deferred revenue	3,280	2,339

Net cash provided by operating activities	32,880	31,256

Cash flows from investing activities:
Purchases of property and equipment	(1,328)	(4,488)
Cash proceeds from sale of product line assets	—	397
Purchases of marketable securities	—	(28,081)
Proceeds from maturities of marketable securities	21,415	63,316

Net cash provided by investing activities	20,087	31,144

Cash flows from financing activities:
Cash provided by (used in) issuances of common stock under employee stock option and purchase plans	68	(461)
Dividends paid	(798)	(947)
Repurchases of common stock	(2,169)	(33,393)
Excess tax benefits from share-based payment arrangements	435	233

Net cash used in financing activities	(2,464)	(34,568)

Effect of exchange rate changes on cash	(270)	218

Increase in cash and cash equivalents	50,233	28,050
Cash and cash equivalents, beginning of year	146,199	178,157

Cash and cash equivalents, end of year	$196,432	$206,207

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$3,185	$1,958
Cash paid for interest	$9,588	$10,002
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
     Principles of Consolidation and Basis of Presentation
     We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2010. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
2. Goodwill and Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended December 31,
	2010	2009
	(In thousands)
Cost of revenues	$569	$1,739
Selling, general and administrative expenses	1,360	1,426

	$1,929	$3,165

     Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets (excluding goodwill) were $25.3 million and $27.2 million, net of accumulated amortization of $108.6 million and $107.0 million, as of December 31, 2010 and September 30, 2010, respectively.
     Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2010, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2011	$5,741
2012	6,143
2013	4,136
2014	2,407
2015	2,407
Thereafter	4,430

$25,264

     The following table summarizes changes to goodwill during the first quarter of fiscal 2011, both in total and as allocated to our operating segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2010	$452,248	$146,648	$67,057	$665,953
Foreign currency translation adjustment	(1,441)	—	(306)	(1,747)

Balance at December 31, 2010	$450,807	$146,648	$66,751	$664,206

3. Restructuring Expenses
     The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018.

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	December 31,
	2010	Additions	Payments	Reversals	2010
	(In thousands)
Facilities charges	$2,836	$869	$(208)	$—	$3,497
Employee separation	742	—	(742)	—	—

	3,578	$869	$(950)	$—	3,497

Less: current portion	(1,474)				(1,159)

Non-current	$2,104				$2,338

     During the first quarter of fiscal 2011, we incurred net charges totaling $0.9 million consisting mainly of costs for vacating excess leased space.
4. Composition of Certain Financial Statement Captions

	December 31, 2010	September 30, 2010
	(In thousands)

Property and equipment	$191,909	$218,125
Less: accumulated depreciation and amortization	(162,158)	(187,150)

	$29,751	$30,975

5. Share-Based Payments
     We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. Stock option awards granted typically have a maximum term of seven years and vested ratably over four years.

     The following table summarizes option activity during the quarter ended December 31, 2010:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2010	6,573	$30.25
Granted	898	24.04
Exercised	(86)	15.32
Forfeited	(35)	23.42
Expired	(101)	36.22

Outstanding at December 31, 2010	7,249	29.61	4.15	$10,606

     The following table summarizes restricted stock unit activity during the quarter ended December 31, 2010:

		Weighted-
		average
	Shares	Price
	(In thousands)
Outstanding at October 1, 2010	1,211	$22.78
Granted	440	24.04
Released	(159)	24.48
Forfeited	(47)	22.88

Outstanding at December 31, 2010	1,445	22.97

6. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended December 31,
	2010	2009
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$16,009	$17,686

Denominator — share:
Basic weighted-average shares	39,923	47,606
Effect of dilutive securities	516	309

Diluted weighted-average shares	40,439	47,915

Earnings per share:
Basic	$0.40	$0.37

Diluted	$0.40	$0.37

     The computation of diluted EPS for the quarters ended December 31, 2010 and 2009, excludes options to purchase approximately 4,575,000 and 5,476,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.

7. Segment Information
     We are organized into the following three reportable segments to align with internal management of our worldwide business operations based on product offerings.
•	Applications. Our Applications products are pre-configured Decision Management applications and associated professional services, designed for a specific type of business problem or process, such as marketing, account origination, customer management, fraud and insurance claims management.

•	Scores. This segment includes our business-to-business scoring solutions, our myFICO® solutions for consumers and associated professional services. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to clients directly.

•	Tools. The Tools segment is composed of software tools and associated professional services that clients can use to create their own custom Decision Management applications.
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
     The following tables summarize segment information for the quarters ended December 31, 2010 and 2009:

	Quarter ended December 31, 2010
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$66,597	$40,505	$7,660	$—	$114,762
Professional services	24,749	239	2,920	—	27,908
License	6,290	71	6,900	—	13,261

Total segment revenues	97,636	40,815	17,480	—	155,931
Segment operating expense	(74,487)	(15,251)	(15,090)	(14,635)	(119,463)

Segment operating income	$23,149	$25,564	$2,390	$(14,635)	36,468

Unallocated share-based compensation expense					(4,034)
Unallocated amortization expense					(1,929)
Unallocated restructuring expense					(869)

Operating income					29,636
Unallocated interest income					104
Unallocated interest expense					(8,241)
Unallocated other expense, net					(76)

Income before income taxes					$21,423

Depreciation expense	$3,490	$280	$506	$250	$4,526

	Quarter Ended December 31, 2009
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$66,734	$41,143	$7,229	$—	$115,106
Professional services	21,462	410	4,365	—	26,237
License	4,676	—	5,477	—	10,153

Total segment revenues	92,872	41,553	17,071	—	151,496
Segment operating expense	(67,180)	(14,278)	(14,179)	(16,526)	(112,163)

Segment operating income	$25,692	$27,275	$2,892	$(16,526)	39,333

Unallocated share-based compensation expense					(4,535)
Unallocated amortization expense					(3,165)

Operating income					31,633
Unallocated interest income					539
Unallocated interest expense					(5,408)
Unallocated other expense, net					(381)

Income before income taxes					$26,383

Depreciation expense	$3,734	$342	$513	$333	$4,922

8. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table represents financial assets that we measured at fair value on a recurring basis at December 31, 2010 and September 30, 2010, respectively:

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
December 31, 2010	(Level 1)	(Level 2)	December 31, 2010

Assets:
Cash equivalents (1)	$94,146	$—	$94,146
U.S. corporate debt (2)	—	30,920	30,920
Non U.S. corporate debt (2)	—	2,988	2,988
U.S. government obligations (2)	—	6,403	6,403
U.S. municipal bonds (2)	—	6,547	6,547
Marketable securities (3)	4,771	—	4,771

Total	$98,917	$46,858	$145,775

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
September 30, 2010	(Level 1)	(Level 2)	September 30, 2009

Assets:
Cash equivalents (1)	$82,545	$—	$82,545
U.S. corporate debt (2)	—	2,981	2,981
Non U.S. corporate debt (2)	—	17,267	17,267
U.S. government obligations (2)	—	39,452	39,452
U.S. municipal obligations (2)	—	8,915	8,915
Marketable securities (3)	4,367	—	4,367

Total	$86,912	$68,615	$155,527

(1)	Included in cash and cash equivalents on our balance sheet at December 31, 2010 and September 30, 2010. Not included in this table are cash deposits of $102.3 million and $63.7 million at December 31, 2010 and September 30, 2010, respectively.

(2)	Included in marketable securities (current and non-current) on our balance sheet at December 31, 2010 and September 30, 2010.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at December 31, 2010 and September 30, 2010.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     We adopted the remaining provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis as of October 1, 2009. Assets and liabilities subject to this new guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for the purposes of our annual impairment assessment.
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
     Foreign currency denominated accounts receivable, liabilities and cash balances are re-measured at foreign currency rates in effect on the balance sheet date with the effects of changes in foreign currency rates reported in other expense, net. The forward contracts are not designated as hedges and are marked to market through other expense, net. Fair value changes in the forward contracts help mitigate the changes in the value of the re-measured accounts receivable and cash balances attributable to changes in foreign currency exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.
     The following tables summarize the fair value of our derivative instruments and their location in the consolidated balance sheet as of December 31, 2010 and September 30, 2010:

December 31, 2010
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount

Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

September 30, 2010
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount

Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—
     The following tables summarize our outstanding forward foreign currency contracts, by currency at December 31, 2010 and September 30, 2010:

	December 31, 2010
	Contract Amount			Fair Value
	Foreign
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,350	$1,347	$—
Euro (EUR)	EUR	5,580	7,467	—

Buy foreign currency:
British pound (GBP)	GBP	3,542	5,500	—

	September 30, 2010
	Contract Amount			Fair Value
	Foreign
	Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,300	$1,258	$—
Euro (EUR)	EUR	5,460	$7,446	—

Buy foreign currency:
British pound (GBP)	GBP	3,672	$5,800	—
     The forward foreign currency contracts were all entered into on December 31, 2010 and September 30, 2010, respectively; therefore, their fair value was $0.
     Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income as a component of other expense, net. These amounts are shown for the quarter ended December 31, 2010 and 2009 in the table below:

	Quarter Ended	Quarter Ended
	December 31, 2010	December 31, 2009
	(In thousands)
Foreign currency forward contracts	$123	$220
10. Income Taxes
     Effective Tax Rate
     Our effective income tax rate for the three months ended December 31, 2010 was 25.3% compared to 33.0% for the three months ended December 31, 2009. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate in the first quarter of 2011 was primarily due to the recognition of the 2010 extension of the Federal Research and Development credit.
     The total unrecognized tax benefit for uncertain tax positions at December 31, 2010 is estimated to be approximately $12.8 million. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. As of December 31, 2010, we have accrued interest of $1.5 million related to the unrecognized tax benefits.
11. Revolving Line of Credit
     As of December 31, 2010 we had a $600 million unsecured revolving line of credit with a syndicate of banks that expires on October 20, 2011. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of December 31, 2010 and September 30, 2010, we had no borrowings outstanding under the credit facility.
12. Senior Notes
     In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. These Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving line of credit, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreement for the Senior Notes also includes covenants typical of unsecured facilities.
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
14. Subsequent Events
     On January 14, 2011, we provided notice reducing the size of our unsecured revolving credit facility (including the maximum amount the Company may borrow at any time, and the aggregate commitment of the lenders) from $600 million to $200 million. The reduction was effective January 20, 2011 and the facility expires on October 20, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
     Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2011.
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
     Most of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries, and during the quarter ended December 31, 2010, 77% of our revenues were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 75% and 76% of our revenues during the quarters ended December 31, 2010 and 2009, respectively, were derived from maintenance or arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring professional service arrangements.
     Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $57.3 million and $51.2 million during the quarters ended December 31, 2010 and 2009, representing 37% and 34% of total consolidated revenues in each of these periods. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.
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
License Bookings
     Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

			Number of
			Bookings	Weighted-
		Bookings	over $1	Average
	Bookings	Yield*	Million	Term
	(in millions)			(months)
Quarter ended December 31, 2010	$84.0	20%	10	42

Quarter ended December 31, 2009	$59.9	23%	12	40

*	Bookings yield represents the percentage of revenue recognized from bookings for the period indicated.
     Transactional and maintenance bookings were 61% and 50% of total bookings for the quarters ended December 31, 2010 and 2009, respectively. Professional services bookings were 25% and 37% of total bookings for the quarters ended December 31, 2010 and 2009, respectively. License bookings were 15% and 13% of total bookings for the quarters ended December 31, 2010 and 2009, respectively.
     The weighted-average term of bookings achieved measures the average term over which the bookings are expected to be recognized as revenue. As the weighted-average term increases, the average amount of revenues expected to be realized in a quarter decreases, however, the revenues are expected to be recognized over a longer period of time. As the weighted-average term decreases, the average amount of revenues expected to be realized in a quarter increases; however, the revenues are expected to be recognized over a shorter period of time.
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
Current Business Environment
     General economic conditions have stabilized, however, high levels of unemployment and a difficult housing market continue to impact our customers in the United States and the pace of global recovery is likely to be modest across the geographical markets we serve. During the latter half of fiscal 2010 our business stabilized and we currently see signs of gradual improvement. We will continue to manage our expenses in an effort to maintain solid earnings and cash flows. We also plan to continue to invest in our Decision Management solutions as well as our core business operations to drive revenue growth.
     The mixed economic conditions impacted the estimates used in our July 1, 2010 annual goodwill impairment testing, and in particular, for our Applications segment, which had $448.0 million in goodwill as of July 1, 2010. If market conditions decline more quickly than we can reduce costs, our margins will decrease and we may experience a decline in the fair value of our reporting units. Such declines in fair value may require us to record an impairment charge related to goodwill.
RESULTS OF OPERATIONS
Revenues
     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

						Period-to-Period
	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period	Percentange
	2010	2009	2010	2009	Change	Change
Segment	(In thousands)				(In thousands)
Applications	$97,636	$92,872	63%	61%	$4,764	5%
Scores	40,815	41,553	26%	28%	(738)	(2)%
Tools	17,480	17,071	11%	11%	409	2%

Total revenue	$155,931	$151,496	100%	100%	4,435	3%

     Quarter Ended December 31, 2010 Compared to Quarter Ended December 31, 2009 Revenues
     Applications

				Period-to-Period
	Quarter Ended December 31,		Period-to-Period	Percentage
	2010	2009	Change	Change
Applications	(In thousands)		(In thousands)
Transactional and maintenance	$66,597	$66,734	$(137)	—%
Professional services	24,749	21,462	3,287	15%
License	6,290	4,676	1,614	35%

Total	$97,636	$92,872	4,764	5%

     Applications segment revenues increased $4.8 million due to a $5.1 million increase in our fraud solutions, a $1.7 million increase in revenues from our originations solutions and a $1.4 million increase in our marketing solutions. The revenue increase was partially offset by a $3.2 million decrease in our customer management solutions and a $0.2 million decrease in our other applications solutions.
     The increase in fraud solutions revenues was primarily due to an increase in volumes associated with transactional-based revenues. The increase in originations solutions was attributable to an increase in professional services revenue from software implementations. The increase in our marketing solutions revenues was attributable to sales of FICO® Retail Action Manager. The decrease in customer management solutions was primarily due to a decrease in transactional revenues and a decrease in professional services revenue from software implementations.
     Scores

				Period-to-Period
	Quarter Ended December 31,		Period-to-Period	Percentage
	2010	2009	Change	Change
Scores	(In thousands)		(In thousands)
Transactional and maintenance	$40,505	$41,143	$(638)	(2)%
Professional services	239	410	(171)	(42)%
License	71	—	71	—

Total	$40,815	$41,553	(738)	(2)%

     Scores segment revenues decreased $0.7 million primarily due to a decrease in our business-to-business Scores. The decline in our business-to-business Scores was primarily due to a decrease in volume of transactional revenues derived from the credit reporting agencies partially offset by an increase in revenues sold directly to users.
     During the quarters ended December 31, 2010 and 2009, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% and 20%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
     Tools

				Period-to-Period
	Quarter Ended December 31,		Period-to-Period	Percentage
	2010	2009	Change	Change
Tools	(In thousands)		(In thousands)
Transactional and maintenance	$7,660	$7,229	$431	6%
Professional services	2,920	4,365	(1,445)	(33)%
License	6,900	5,477	1,423	26%

Total	$17,480	$17,071	409	2%

     Tools segment revenues increased $0.5 million primarily due to an increase of license sales related to our Blaze Advisor product.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated:

						Period-to-Period
	Quarter Ended December 31,		Percentage of Revenues		Period-to-	Percentage
	2010	2009	2010	2009	Period Change	Change
					(In thousands,
	(In thousands, except				except
	employees)				employees)
Revenues	$155,931	$151,496	100%	100%	$4,435	3%

Operating expenses:
Cost of revenues	45,803	42,519	29%	28%	3,284	8%
Research and development	18,061	18,976	12%	13%	(915)	(5)%
Selling, general and administrative	59,633	55,203	38%	36%	4,430	8%
Amortization of intangible assets	1,929	3,165	1%	2%	(1,236)	(39)%
Restructuring	869	—	1%	0%	869	0%

Total operating expenses	126,295	119,863	81%	79%	6,432	5%

Operating income	29,636	31,633	19%	21%	(1,997)	(6)%
Interest income	104	539	—%	0%	(435)	(81)%
Interest expense	(8,241)	(5,408)	(5)%	(4)%	(2,833)	52%
Other expense, net	(76)	(381)	—%	0%	305	(80)%

Income from operations before income taxes	21,423	26,383	14%	17%	(4,960)	(19)%
Provision for income taxes	5,414	8,697	4%	5%	(3,283)	(38)%

Net income	$16,009	$17,686	10%	12%	(1,677)	(9)%

Number of employees at quarter end	2,206	2,091			115	5%
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
     The quarter over quarter increase of $3.3 million in cost of revenues resulted from an $1.9 million increase in personnel and labor costs, a $0.9 million increase in third party software and data cost and a $0.5 increase in other expenses. The increase in personnel and other labor-related costs was attributable to an increase in salary and related benefit costs. The increase in third party software and data cost is attributable to increased sales that require data acquisition.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent or slightly higher than those incurred during the quarter ended December 31, 2010.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of Applications and Tools products.
     The quarter over quarter decrease of $0.9 million in research and development expenditures was attributable primarily to a $1.5 million decrease in personnel and related costs partially offset by a $0.6 million increase in other expenses. The decrease in personnel and related costs was due to decreased salary and incentive expenses for the quarter ended December 31, 2010.
     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2010.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase of $4.4 million in selling, general and administrative expenses was attributable to a $6.3 million increase in personnel and related costs and a $0.7 million increase in travel expenses partially offset by a $1.2 million decrease in marketing expenses, $0.7 million decrease in professional fees and a $0.7 decrease in other costs. The increase in personnel and related cost was due to increase salary and commission expenses. The increase in travel costs was due to increased travel related to sales efforts. The decrease in marketing expenses was due to management efforts to reduce discretionary spending. The decrease in professional fees was primarily due to decreased legal fees.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2010.
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
     Over the next several quarters we expect that amortization expense will be slightly lower than the amortization expense we recorded during the quarter ended December 31, 2010.
     Restructuring
     During the first quarter of fiscal 2011, we incurred net charges totaling $0.9 million consisting of costs for vacating excess leased space.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.4 million was attributable to a decline in interest rates and investment income yields due to market conditions.
     Interest Expense
     The quarter over quarter increase in interest expense of $2.8 million was primarily due to increased interest expense recorded on our $245 million Senior Notes issued in July 2010.
     Over the next several quarters we expect that interest expense will be consistent with levels recorded during the quarter ended December 31, 2010.
     Other Expense, Net
     Other expense, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

     Other expense, net in the quarter ended December 31, 2010, primarily consisted of foreign exchange currency losses of $0.2 million. In the quarter ended December 31, 2009, other expense, net resulted from foreign exchange currency losses of $0.3 million.
     Provision for Income Taxes
     Our effective tax rate was 25.3% and 33.0% during the quarters ended December 31, 2010 and 2009, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate for the quarter ended December 31, 2010, was positively affected by the reinstatement of the Federal Research and Development credit.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

				Period-to-Period
	Quarter Ended December 31,		Period-to-Period	Percentage
Segment	2010	2009	Change	Change
	(In thousands)		(In thousands)
Applications	$23,149	$25,692	$(2,543)	(10)%
Scores	25,564	27,275	(1,711)	(6)%
Tools	2,390	2,892	(502)	(17)%
Corporate expenses	(14,635)	(16,526)	1,891	(11)%

Total segment operating income	36,468	39,333	(2,865)	(7)%
Unallocated share-based compensation	(4,034)	(4,535)	501	(11)%
Unallocated amortization expense	(1,929)	(3,165)	1,236	(39)%
Unallocated restructuring	(869)	—	(869)	—%

Operating income	$29,636	$31,633	(1,997)	(6)%

     The quarter over quarter decrease of $2.0 million in operating income was attributable to an increase in segment operating expenses and an increase in restructuring expenses, partially offset by an increase in segment revenues and a decrease in amortization, corporate overhead and share-based compensation expenses.
     At the segment level, the decrease in segment operating income was driven by a $2.5 million decrease in segment operating income in our Applications segment, a $1.7 million decrease in our Scores segment and a $0.5 million decrease in our Tools segment partially offset by a $1.9 million decrease in corporate overhead expenses.
     The decrease in Applications segment operating income was attributable to an increase in operating expenses, primarily due to personnel and related costs, which was partially offset by an increase in revenues.
     The decrease in Scores segment operating income was attributable primarily to a decline in revenues derived from business-to-business services and an increase in third party data costs.
     In our Tools segment, the decrease in segment operating income was due to an increase in operating expenses primarily due to an increase in personnel and related costs offset by an increase in revenues.
     The decrease in corporate expenses was due to facility consolidations, driven by our reengineering initiative.
Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $32.9 million during the quarter ended December 31, 2010 from $31.3 million during the quarter ended December 31, 2009. Operating cash flows were positively impacted by a decrease in accounts receivable and prepaid expenses and other assets and an increase in accounts payable, other liabilities and deferred revenue. The increase in operating cash flows was partially offset by a decrease in the liability for compensation and employees benefits, primarily due to the timing of payments.
     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $20.0 million during the quarter ended December 31, 2010, compared to net cash used in investing activities of $31.1 million in the quarter ended December 31, 2009. The change in cash flows from investing activities was primarily attributable to $21.4 million in proceeds from maturities of marketable securities, net of purchases, during the quarter ended December 31, 2010 compared to $35.2 million that was used for purchases of marketable securities, net of proceeds from maturities, during the quarter ended December 31, 2009.
     Cash Flows from Financing Activities
     Net cash used in financing activities totaled $2.5 million in the quarter ended December 31, 2010, compared to net cash used in financing activities of $34.6 million in the quarter ended December 31, 2009. The change in cash flows from financing activities was primarily due to $2.2 million of common stock repurchased in the quarter ended December 31, 2010 versus $33.4 million of common stock repurchased in the quarter ended December 31, 2009.
     Repurchases of Common Stock
     In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. From time to time, we repurchase our common stock in the open market pursuant to this program. During the quarter ended December 31, 2010, we repurchased 88,200 shares of our common stock for $2.2 million. As of December 31, 2010, we had $174.4 million remaining under this authorization.
     Dividends
     During the quarter ended December 31, 2010, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Revolving Line of Credit
     We have an unsecured revolving line of credit with a syndicate of banks that expires in October 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. On January 14, 2011, we provided notice reducing the size of our unsecured revolving credit facility (including the maximum amount the Company may borrow at any time, and the aggregate commitment of the lenders) from $600 million to $200 million. The reduction was effective January 20, 2011.
     Senior Notes
     In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted average interest rate of 5.20% and a weighted average maturity of 8 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also includes covenants typical of unsecured facilities.
     Capital Resources and Liquidity Outlook
     As of December 31, 2010, we had $248.1 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until May 2013. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
     We use the residual method to recognize revenue when a software arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and change to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.
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
     The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2010, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. As of July 1, 2010, the estimated fair value of our Applications reporting unit was 110% of carrying value. Total goodwill allocated to the reporting unit was $448.0 million as of July 1, 2010.
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
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2010 and September 30, 2010:

	December 31, 2010			September 30, 2010
		Carrying	Average		Carrying	Average
	Cost Basis	Amount	Yield	Cost Basis	Amount	Yield
	(Dollars in thousands)
Cash and cash equivalents	$196,412	$196,432	0.05%	$146,199	$146,199	0.10%
Short-term investments	46,842	46,858	0.53%	68,554	68,615	0.94%

	$243,254	$243,290	0.14%	$214,753	$214,814	0.37%

     In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at December 31, 2010 and September 30, 2010:

	December 31, 2010			September 30, 2010
		Carrying			Carrying
	Principal	Amounts	Fair Value	Principal	Amounts	Fair Value
	(In thousands)
$275 million Senior Notes	$275,000	$275,000	$306,885	$275,000	$275,000	$315,019

$245 million Senior Notes	$245,000	$245,000	$250,317	$245,000	$245,000	$258,727
     We have interest rate risk with respect to our unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of December 31, 2010 and September 30, 2010 we had no outstanding borrowings on this facility.
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at December 31, 2010 and September 30, 2010:

	December 31, 2010
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,350	$1,347	$—
Euro (EUR)	EUR 5,580	7,467	—

Buy foreign currency:
British pound (GBP)	GBP 3,542	5,500	—

	September 30, 2010
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,300	$1,258	$—
Euro (EUR)	EUR 5,460	$7,446	—

Buy foreign currency:
British pound (GBP)	GBP 3,672	$5,800	—
     The forward foreign currency contracts were all entered into on December 31, 2010 and September 30, 2010, respectively; therefore, the fair value was $0 on each of those dates.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit related in part to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We alleged in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We sought injunctive relief and compensatory damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motions to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. On July 24, 2009, the Court issued a summary judgment order, which limited the claims to be tried. The Court dismissed our antitrust, contract, and certain false advertising claims. The Court allowed our trademark infringement, unfair competition, and passing off claims to proceed to trial. After a three-week trial on these claims, the jury ruled in the defendants’ favor on November 20, 2009. We filed post-trial motions to address issues in the trial, and the defendants filed post-trial motions seeking payment of certain attorneys’ fees and costs. On May 10, 2010, the Court issued a ruling denying our post-trial motions and substantially denying defendants’ motions for attorneys’ fees and costs (other than an award to TransUnion LLC for certain fees associated with our contract claims). On May 17, 2010, we entered into a settlement agreement with TransUnion LLC pursuant to which, among many other terms, TransUnion LLC released all claims to the fee award and was dismissed from the lawsuit. On August 20, 2010, we filed an appeal with the U.S. Court of Appeals for the Eight Circuit appealing the results from the district court, including the dismissal of our antitrust claims and certain rulings fundamental to our trademark and false advertising claims. On November 4, 2010, the remaining defendants, Experian Information Solutions, Inc. and VantageScore Solutions LLC, filed an appeal regarding the denial of their motions for attorneys’ fees. Briefing on the appeals is expected to be complete in February 2011, and rulings are expected in mid-2011.
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
If we do not engage in acquisition activity, we may be unable to increase our revenues at comparable market growth rates.
     Our past revenue growth has been augmented by numerous acquisitions, and we anticipate that acquisitions may be an important part of future revenue growth. We may be unable to increase our revenues if we do not make acquisitions of similar size and at a comparable rate as in the past.

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
     We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our selling approach is complex as we look to sell multiple products and services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our sales approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. This may cause customers, particularly those experiencing financial stress, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(2)	per Share	Programs	Plans or Programs
October 1, 2010 through October 31, 2010	853	$24.04	—	$174,728,894
November 1, 2010 through November 30, 2010	13,200	$23.18	13,200	$174,422,901
December 1, 2010 through December 31, 2010	51,789	$24.00		$174,422,901

	65,842	$23.84	13,200	$174,422,901

(1)	In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program does not have a fixed expiration date.

(2)	Includes 52,642 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2010.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 5.	Other Information
     Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Bylaws of Fair Isaac Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 8, 2010).
3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010).
10.1	Transition Agreement between the Company and Thomas A. Bradley, dated November 19, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2010).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
101	The following materials from Fair Isaac Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statement of stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION
DATE: February 9, 2011
	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Senior Vice President and Chief Financial Officer (for Registrant as duly authorized officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2010

Exhibit
Number	Description

3.1	Bylaws of Fair Isaac Corporation	Incorporated by Reference
3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Incorporated by Reference
10.1	Transition Agreement between the Company and Thomas A. Bradley, dated November 19, 2010.	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically
32.1	Section 1350 Certification of CEO.	Filed Electronically
32.2	Section 1350 Certification of CFO.	Filed Electronically
101	The following materials from Fair Isaac Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statement of stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.	Filed Electronically