Form 10-Q
period 2011-03-31
FAIR ISAAC CORP
filed 2011-05-10
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on April 30, 2011 was 39,832,994 (excluding 49,023,789 shares held by the Company as treasury stock).

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	44
Item 4. Reserved	44
Item 5. Other Information	44
Item 6. Exhibits	44
Signatures	45
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$258,294	$146,199
Marketable securities available for sale, current portion	—	68,615
Accounts receivable, net	106,893	113,187
Prepaid expenses and other current assets	15,898	19,174

Total current assets	381,085	347,175

Marketable securities available for sale, less current portion	5,123	4,367
Other investments	10,999	11,074
Property and equipment, net	29,038	30,975
Goodwill	667,431	665,953
Intangible assets, net	23,423	27,244
Deferred income taxes	27,530	27,774
Other assets	7,797	9,154

Total assets	$1,152,426	$1,123,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,424	$8,765
Accrued compensation and employee benefits	24,004	33,697
Other accrued liabilities	26,383	28,732
Deferred revenue	51,020	42,953
Current maturities on long-term debt	8,000	8,000

Total current liabilities	125,831	122,147

Senior notes	512,000	512,000
Other liabilities	16,318	14,655

Total liabilities	654,149	648,802

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued, 39,824 and 39,882 shares outstanding at March 31, 2011 and September 30, 2010, respectively)	398	399
Paid-in-capital	1,099,635	1,103,244
Treasury stock, at cost (49,033 and 48,975 shares at March 31, 2011 and September 30, 2010, respectively)	(1,555,141)	(1,556,253)
Retained earnings	969,357	947,202
Accumulated other comprehensive loss	(15,972)	(19,678)

Total stockholders’ equity	498,277	474,914

Total liabilities and stockholders’ equity	$1,152,426	$1,123,716

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$111,431	$113,701	$226,193	$228,807
Professional services	27,041	23,926	54,949	50,163
License	14,352	6,093	27,613	16,246

Total revenues	152,824	143,720	308,755	295,216

Operating expenses:
Cost of revenues (1)	48,506	44,641	94,309	87,160
Research and development	16,222	19,251	34,283	38,227
Selling, general and administrative (1)	55,449	53,697	115,082	108,900
Amortization of intangible assets (1)	1,933	3,070	3,862	6,235
Restructuring	11,522	—	12,391	—

Total operating expenses	133,632	120,659	259,927	240,522

Operating income	19,192	23,061	48,828	54,694
Interest income	57	507	161	1,046
Interest expense	(8,137)	(5,423)	(16,378)	(10,831)
Other income (expense), net	(78)	1,027	(154)	646

Income from operations before income taxes	11,034	19,172	32,457	45,555
Provision for income taxes	3,289	6,180	8,703	14,877

Net Income	$7,745	$12,992	$23,754	$30,678

Earnings per share
Basic	$0.19	$0.28	$0.59	$0.65
Dilluted	$0.19	$0.28	$0.59	$0.65

Shares used in computing earnings per share:
Basic	40,010	46,447	39,966	47,033

Diluted	40,618	46,870	40,528	47,399

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

	Common Stock				Retained	Accumulated Other	Total Stockholders’	Comprehensive
	Shares	Par Value	Paid-in-Capital	Treasury Stock	Earnings	Comprehensive Loss	Equity	Income
	(In thousands)
Balance at September 30, 2010	39,882	$399	$1,103,244	$(1,556,253)	$947,202	$(19,678)	$474,914
Share-based compensation	—	—	8,205	—	—	—	8,205
Exercise of stock options	443	4	(5,489)	14,064	—	—	8,579
Tax effect from share-based payment arrangements	—	—	(144)	—	—	—	(144)
Repurchases of common stock	(642)	(6)	—	(17,442)	—	—	(17,448)
Issuance of ESPP shares from treasury	—	—	(4)	19	—	—	15
Issuance of restricted stock to employees from treasury	141	1	(6,177)	4,471	—	—	(1,705)
Dividends paid	—	—	—	—	(1,599)	—	(1,599)
Net income	—	—	—	—	23,754	—	23,754	$23,754
Unrealized loss on investments	—	—	—	—	—	(37)	(37)	(37)
Cumulative translation adjustments	—	—	—	—	—	3,743	3,743	3,743

Balance at March 31, 2011	39,824	$398	$1,099,635	$(1,555,141)	$969,357	$(15,972)	$498,277	$27,460

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$23,754	$30,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,770	16,128
Share-based compensation	8,205	9,382
Deferred income taxes	818	—
Tax effect from share-based payment arrangements	(144)	(3,419)
Excess tax benefits from share-based payment arrangements	(1,127)	(1,038)
Net amortization of premium on marketable securities	365	1,060
Benefit from provision for doubtful accounts, net	(582)	(810)
Net loss on sales of property and equipment	155	56
Changes in operating assets and liabilities, net of disposition effects:
Accounts receivable	7,275	12,324
Prepaid expenses and other assets	3,911	(644)
Accounts payable	6,257	20
Accrued compensation and employee benefits	(9,788)	(3,138)
Other liabilities	1,580	9,304
Deferred revenue	6,169	62

Net cash provided by operating activities	59,618	69,965

Cash flows from investing activities:
Purchases of property and equipment	(5,106)	(8,010)
Cash proceeds from sale of property and equipment	—	50
Cash proceeds from sale of product line assets	—	490
Purchases of marketable securities	—	(71,749)
Proceeds from sales of marketable securities	13,644	—
Proceeds from maturities of marketable securities	54,545	80,666
Distribution from cost method investees	75	—

Net cash provided by investing activities	63,158	1,447

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans
	6,889	2,156
Dividends paid	(1,599)	(1,877)
Repurchases of common stock	(19,311)	(57,530)
Excess tax benefits from share-based payment arrangements	1,127	1,038

Net cash used in financing activities	(12,894)	(56,213)

Effect of exchange rate changes on cash	2,213	(2,446)

Increase in cash and cash equivalents	112,095	12,753
Cash and cash equivalents, beginning of year	146,199	178,157

Cash and cash equivalents, end of year	$258,294	$190,910

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$8,696	$9,607
Cash paid for interest	$16,082	$10,629
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
2. Goodwill and Intangible Assets
     Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$568	$1,711	$1,137	$3,450
Selling, general and administrative expenses	1,365	1,359	2,725	2,785

	$1,933	$3,070	$3,862	$6,235

     Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets (excluding goodwill) were $23.4 million and $27.2 million, net of accumulated amortization of $111.1 million and $107.0 million, as of March 31, 2011 and September 30, 2010, respectively.
     Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2011, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2011	$3,869
2012	6,162
2013	4,148
2014	2,407
2015	2,407
Thereafter	4,430

$23,423

     The following table summarizes changes to goodwill during fiscal 2011, both in total and as allocated to our segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2010	$452,248	$146,648	$67,057	$665,953
Foreign currency translation adjustment	1,218	—	260	1,478

Balance at March 31, 2011	$453,466	$146,648	$67,317	$667,431

3. Restructuring Expenses
     The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018.

	Accrual at				Accrual at
	September 30,	Expense	Cash	Expense	March 31,
	2010	Additions	Payments	Reversals	2011
	(In thousands)
Facilities charges	$2,836	$4,226	$(355)	$—	$6,707
Employee separation	742	8,165	(5,613)	—	3,294

	3,578	$12,391	$(5,968)	$—	10,001

Less: current portion	(1,474)				(5,496)

Non-current	$2,104				$4,505

     During the quarter ended December 31, 2010, we incurred net charges totaling $0.9 million consisting mainly of costs for vacating excess leased space. During the quarter ended March 31, 2011, in connection with our reengineering initiative, we incurred net charges totaling $11.5 million. The charges included $8.2 million for severance costs associated with the reduction of 177 positions throughout the company. Cash payments for substantially all the severance costs will be paid by the end of our third quarter of fiscal 2011. We also recognized charges of $3.3 million associated with vacating excess leased space in Minnesota and Georgia. The charge represents future cash lease payments, net of estimated sublease income, which will be paid out over the next seven years.

4. Composition of Certain Financial Statement Captions
     The following table summarizes property and equipment, and the related accumulated depreciation and amortization.

	March 31, 2011	September 30, 2010
	(In thousands)
Property and equipment	$193,676	$218,125
Less: accumulated depreciation and amortization	(164,638)	(187,150)

	$29,038	$30,975

5. Earnings Per Share
     The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Numerator for diluted and basic earnings per share — net income:	$7,745	$12,992	$23,754	$30,678

Denominator — shares:
Basic weighted-average shares	40,010	46,447	39,966	47,033
Effect of dilutive securities	608	423	562	366

Diluted weighted-average shares	40,618	46,870	40,528	47,399

Earnings per share from continuing operations:
Basic	$0.19	$0.28	$0.59	$0.65

Diluted	$0.19	$0.28	$0.59	$0.65

     The computation of diluted EPS for the quarters ended March 31, 2011 and 2010, excludes options to purchase approximately 3,833,000 and 4,796,000 shares of common stock, respectively, and for the six months ended March 31, 2011 and 2010 excludes options to purchase approximately 4,204,000 and 5,136,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.
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
     The following tables summarize segment information for the three and six months ended March 31, 2011 and 2010:

	Quarter Ended March 31, 2011
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$64,102	$39,894	$7,435	$—	$111,431
Professional services	23,486	730	2,825	—	27,041
License	8,348	336	5,668	—	14,352

Total segment revenues	95,936	40,960	15,928	—	152,824
Segment operating expense	(72,262)	(15,262)	(13,057)	(15,425)	(116,006)

Segment operating income	$23,674	$25,698	$2,871	$(15,425)	36,818

Unallocated share-based compensation expense					(4,171)
Unallocated amortization expense					(1,933)
Unallocated restructuring expense					(11,522)

Operating income					19,192
Unallocated interest income					57
Unallocated interest expense					(8,137)
Unallocated other income, net					(78)

Income before income taxes					$11,034

Depreciation expense	$3,431	$271	$406	$274	$4,382

	Quarter Ended March 31, 2011
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$64,703	$41,885	$7,113	$—	$113,701
Professional services	19,621	649	3,656	—	23,926
License	2,572	—	3,521	—	6,093

Total segment revenues	86,896	42,534	14,290	—	143,720
Segment operating expense	(66,342)	(15,201)	(13,710)	(17,489)	(112,742)

Segment operating income	$20,554	$27,333	$580	$(17,489)	30,978

Unallocated share-based compensation expense					(4,847)
Unallocated amortization expense					(3,070)

Operating income					23,061
Unallocated interest income					507
Unallocated interest expense					(5,423)

Unallocated other income, net					1,027

Income before income taxes					$19,172

Depreciation expense	$3,770	$338	$530	$333	$4,971

	Six Months Ended March 31, 2011
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$130,699	$80,399	$15,095	$—	$226,193
Professional services	48,235	969	5,745	—	54,949
License	14,638	407	12,568	—	27,613

Total segment revenues	193,572	81,775	33,408	—	308,755
Segment operating expense	(146,749)	(30,513)	(28,147)	(30,060)	(235,469)

Segment operating income	$46,823	$51,262	$5,261	$(30,060)	73,286

Unallocated share-based compensation expense					(8,205)
Unallocated amortization expense					(3,862)
Unallocated restructuring expense					(12,391)

Operating income					48,828
Unallocated interest income					161
Unallocated interest expense					(16,378)
Unallocated other income, net					(154)

Income before income taxes					$32,457

Depreciation expense	$6,921	$551	$912	$524	$8,908

	Six Months Ended March 31, 2011
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$131,437	$83,028	$14,342	$—	$228,807
Professional services	41,083	1,059	8,021	—	50,163
License	7,248	—	8,998	—	16,246

Total segment revenues	179,768	84,087	31,361	—	295,216
Segment operating expense	(133,522)	(29,479)	(27,889)	(34,015)	(224,905)

Segment operating income	$46,246	$54,608	$3,472	$(34,015)	70,311

Unallocated share-based compensation expense					(9,382)
Unallocated amortization expense					(6,235)

Operating income					54,694
Unallocated interest income					1,046
Unallocated interest expense					(10,831)
Unallocated other income, net					646

Income before income taxes					$45,555

Depreciation expense	$7,504	$680	$1,043	$666	$9,893

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table represents financial assets that we measured at fair value on a recurring basis at March 31, 2011 and September 30, 2010, respectively:

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
March 31, 2011	(Level 1)	(Level 2)	March 31, 2011
Assets:
Cash equivalents (1)	$150,167	$—	$150,167
Marketable securities (3)	5,123	—	5,123

Total	$155,290	$—	$155,290

	Active Markets for	Significant Other
	Identical Instruments	Observable Inputs	Fair Value as of
September 30, 2010	(Level 1)	(Level 2)	September 30, 2010
Assets:
Cash equivalents (1)	$82,545	$—	$82,545
U.S. corporate debt (2)	—	2,981	2,981
Non U.S. corporate debt (2)	—	17,267	17,267
U.S. government obligations (2)	—	39,452	39,452
U.S. municipal obligations (2)	—	8,915	8,915
Marketable securities (3)	4,367	—	4,367

Total	$86,912	$68,615	$155,527

(1)	Included in cash and cash equivalents on our balance sheet at March 31, 2011 and September 30, 2010. Not included in this table are cash deposits of $108.1 million and $63.7 million at March 31, 2011 and September 30, 2010, respectively.

(2)	Included in marketable securities (current and non-current) on our balance sheet at September 30, 2010.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at March 31, 2011 and September 30, 2010.
     Where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing applies to our Level 1 investments. To the extent quoted prices in active markets for assets or liabilities are not available, the valuation techniques used to measure the fair values of our financial assets incorporate market inputs, which include reported trades, broker/dealer quotes, benchmark yields, issuer spreads, benchmark securities and other inputs derived from or corroborated by observable market data. This methodology applies to our Level 2 investments. We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period.
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
     The following tables summarize the fair value of our derivative instruments and their location in the consolidated balance sheet as of March 31, 2011 and September 30, 2010:

March 31, 2011
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

September 30, 2010
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—
     The following tables summarize our outstanding forward foreign currency contracts, by currency at March 31, 2011 and September 30, 2010:

	March 31, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,200	$1,236	$—
Euro (EUR)	EUR 5,390	7,637	—

Buy foreign currency:
British pound (GBP)	GBP 3,243	5,200	—

	September 30, 2010
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,300	$1,258	$—
Euro (EUR)	EUR 5,460	$7,446	—
Buy foreign currency:
British pound (GBP)	GBP3,672	$5,800	—
     The forward foreign currency contracts were all entered into on March 31, 2011 and September 30, 2010, respectively; therefore, their fair value was $0.

     Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income as a component of other income (expense), net. These amounts are shown for the quarter and six months ended March 31, 2011 and 2010 in the table below:

	Quarter Ended	Quarter Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Foreign currency forward contracts	$(126)	$(344)

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Foreign currency forward contracts	$(249)	$(124)
9. Income Taxes
Effective Tax Rate
     Our effective tax rate was 29.8% and 32.2% during the quarters ended March 31, 2011 and 2010, respectively, and 26.8% and 32.7% during the six months ended March 31, 2011 and 2010, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
     The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was due to the recognition of the 2010 extension of the Federal Research and Development credit and changes in the foreign and domestic earnings mix.
     The total unrecognized tax benefit for uncertain tax positions at March 31, 2011 and September 30, 2010 is estimated to be approximately $13.0 million and $12.3 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. As of March 31, 2011 and September 30, 2010, we have accrued interest of $1.5 million and $1.4 million, respectively, related to the unrecognized tax benefits.
10. Revolving Line of Credit
     As of March 31, 2011 we had a $200 million unsecured revolving line of credit with a syndicate of banks that expires on October 20, 2011. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of March 31, 2011 and September 30, 2010, we had no borrowings outstanding under the credit facility.
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
OVERVIEW
     We are a leader in Decision Management solutions that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics, which include the industry standard FICO® score, and our Decision Management systems power billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, healthcare organizations, pharmaceutical companies and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.
     Most of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries, approximately 78% and 76% of our revenues during the quarters ended March 31, 2011 and 2010, respectively, and 77% of our revenues for the six months ended March 31, 2011 and 2010, were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 73% and 79% of our revenues during the quarters ended March 31, 2011 and 2010, respectively, and 73% and 78% of our revenues for the six months ended March 31, 2011 and 2010 were derived from maintenance or arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring professional service arrangements.
     Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $59.3 million and $46.8 million during the quarters ended March

31, 2011 and 2010, representing 39% and 33% of total consolidated revenues in each of these periods. International revenues totaled $116.6 million and $98.4 million during the six months ended March 31, 2011 and 2010, representing 38% and 33% of total consolidated revenues in each of these periods. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.
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
     License Bookings
     Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

     Bookings Trend Analysis

			Number of
			Bookings	Weighted-
		Bookings	over $1	Average
	Bookings	Yield*	Million	Term
	(in millions)			(months)
Quarter ended March 31, 2011	$57.7	29%	12	19

Quarter ended March 31, 2010	$54.3	17%	11	22

Six months ended March 31, 2011	$141.7	29%	22	NM

Six months ended March 31, 2010	$114.2	27%	23	NM

*	Bookings yield represents the percentage of revenue recognized from bookings for the period indicated.
NM Measure is not meaningful
     Transactional and maintenance bookings were 29% and 54% of total bookings for the quarters ended March 31, 2011 and 2010, respectively. Professional services bookings were 48% and 34% of total bookings for the quarters ended March 31, 2011 and 2010, respectively. License bookings were 23% and 12% of total bookings for the quarters ended March 31, 2011 and 2010, respectively.
     Transactional and maintenance bookings were 48% and 52% of total bookings for the six months ended March 31, 2011 and 2010, respectively. Professional services bookings were 34% and 35% of total bookings for the six months ended March 31, 2011 and 2010, respectively. License bookings were 18% and 13% of total bookings for the six months ended March 31, 2011 and 2010, respectively.
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

RESULTS OF OPERATIONS
Revenues
     The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

						Period-to-Period
	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2011	2010	2011	2010	Change	Change
	(In thousands)				(In thousands)
Applications	$95,936	$86,896	63%	60%	$9,040	10%
Scores	40,960	42,534	27%	30%	(1,574)	(4)%
Tools	15,928	14,290	10%	10%	1,638	11%

Total revenue	$152,824	$143,720	100%	100%	9,104	6%

						Period-to-Period
	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2011	2010	2011	2010	Change	Change
	(In thousands)				(In thousands)
Applications	$193,572	$179,768	63%	61%	$13,804	8%
Scores	81,775	84,087	26%	28%	(2,312)	(3)%
Tools	33,408	31,361	11%	11%	2,047	7%

Total revenue	$308,755	$295,216	100%	100%	13,539	5%

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010 Revenues
     Applications

				Period-to-Period
	Quarter Ended March 31,		Period-to-Period	Percentage
Applications	2011	2010	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$64,102	$64,703	$(601)	(1)%
Professional services	23,486	19,621	3,865	20%
License	8,348	2,572	5,776	225%

Total	$95,936	$86,896	9,040	10%

     Applications segment revenues increased $9.0 million due to a $5.3 million increase in our fraud solutions, a $2.8 million increase in our originations solutions and a $0.9 million increase in our other applications solutions.
     The increase in fraud solutions revenues was primarily due to an increase in license sales and an increase in volumes associated with transactional-based revenues. The increase in originations solutions was attributable to an increase in license sales and an increase in professional services revenue from software implementations.

Scores

				Period-to-Period
	Quarter Ended March 31,		Period-to-Period	Percentage
Scores	2011	2010	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$39,894	$41,885	$(1,991)	(5)%
Professional services	730	649	81	12%
License	336	—	336	—%

Total	$40,960	$42,534	(1,574)	(4)%

     Scores segment revenues decreased $1.6 million primarily due to a decrease in our business-to-business Scores revenue and our myFICO business-to-consumer services revenue. The decline in our business-to-business Scores was primarily due to a decrease in volume of transactional revenues derived from the credit reporting agencies. The decrease in our business-to-consumer services was primarily attributable to a decrease in transaction volumes from our bureau channel partner selling FICO scores to consumers, which was partially offset by an increase in revenue generated from direct sales to consumers.
     During the quarters ended March 31, 2011 and 2010, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% and 21%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
Tools

				Period-to-Period
	Quarter Ended March 31,		Period-to-Period	Percentage
Tools	2011	2010	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$7,435	$7,113	$322	5%
Professional services	2,825	3,656	(831)	(23)%
License	5,668	3,521	2,147	61%

Total	$15,928	$14,290	1,638	11%

     Tools segment revenues increased $1.6 million primarily due to an increase of license sales related to our Decision Optimizer and Blaze Advisor products.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010 Revenues
Applications

	Six Months Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
Applications	2011	2010	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$130,699	$131,437	$(738)	(1)%
Professional services	48,235	41,083	7,152	17%
License	14,638	7,248	7,390	102%

Total	$193,572	$179,768	13,804	8%

     Applications segment revenues increased $13.8 million due to a $10.4 million increase in our fraud solutions, a $4.5 million increase in our originations solutions and a $2.0 million increase in marketing solutions. This revenue increase was partially offset by a $2.7 million decrease in customer management solutions and a $0.4 million decrease in our other applications solutions.
     The increase in fraud solutions revenues was primarily due to an increase in volumes associated with transactional-based revenues and an increase in license sales. The increase in originations solutions was attributable to an increase in license sales and an increase in professional services revenue from software implementations. The increase in marketing solutions was attributable to an increase in professional services revenue. The decrease in customer solutions was attributable to a decrease in transactional-based revenues.
Scores

	Six Months Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
Scores	2011	2010	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$80,399	$83,028	$(2,629)	(3)%
Professional services	969	1,059	(90)	(8)%
License	407	—	407	—%

Total	$81,775	$84,087	(2,312)	(3)%

     Scores segment revenues decreased $2.3 million primarily due to a decrease in our business-to-business Scores revenue and our myFICO business-to-consumer services revenue. The decline in our business-to-business Scores was primarily due to a decrease in volume of transactional revenues derived from the credit reporting agencies. The decrease in our business-to-consumer services was primarily attributable to a decrease in transaction volumes from our channel partner selling FICO scores to consumers, which was partially offset by an increase in revenue generated from direct sales to consumers.
     During the six months ended March 31, 2011 and 2010, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% and 20%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Six Months Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
Tools	2011	2010	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$15,095	$14,342	$753	5%
Professional services	5,745	8,021	(2,276)	(28)%
License	12,568	8,998	3,570	40%

Total	$33,408	$31,361	2,047	7%

     Tools segment revenues increased $2.0 million primarily due to an increase of license sales related to our Decision Optimizer and Blaze Advisor products.
Operating Expenses and Other Income (Expense)
     The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated:

	Quarter Ended March 31,		Percentage of Revenues
					Period-to-Period	Period-to-Period Percentage
	2011	2010	2011	2010	Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$152,824	$143,720	100%	100%	$9,104	6%

Operating expenses:
Cost of revenues	48,506	44,641	32%	31%	3,865	9%
Research and development	16,222	19,251	11%	13%	(3,029)	(16)%
Selling, general and administrative	55,449	53,697	36%	38%	1,752	3%
Amortization of intangible assets	1,933	3,070	1%	2%	(1,137)	(37)%
Restructuring	11,522	—	7%	—%	11,522	—%

Total operating expenses	133,632	120,659	87%	84%	12,973	11%

Operating income	19,192	23,061	13%	16%	(3,869)	(17)%
Interest income	57	507	—%	—%	(450)	(89)%
Interest expense	(8,137)	(5,423)	(6)%	(4)%	(2,714)	50%
Other income (expense), net	(78)	1,027	—%	1%	(1,105)	(108)%

Income from operations before income taxes	11,034	19,172	7%	13%	(8,138)	(42)%
Provision for income taxes	3,289	6,180	2%	4%	(2,891)	(47)%

Net income	$7,745	$12,992	5%	9%	(5,247)	(40)%

Number of employees at quarter end	2,033	2,147			(114)	(5)%

	Six Months Ended March 31,		Percentage of Revenues
					Period-to-Period	Period-to-Period Percentage
	2011	2010	2011	2010	Change	Change
	(In thousands)				(In thousands)
Revenues	$308,755	$295,216	100%	100%	$13,539	5%

Operating expenses:
Cost of revenues	94,309	87,160	31%	29%	7,149	8%
Research and development	34,283	38,227	11%	13%	(3,944)	(10)%
Selling, general and administrative	115,082	108,900	37%	37%	6,182	6%
Amortization of intangible assets	3,862	6,235	1%	2%	(2,373)	(38)%
Restructuring	12,391	—	4%	—%	12,391	—%

Total operating expenses	259,927	240,522	84%	81%	19,405	8%

Operating income	48,828	54,694	16%	19%	(5,866)	(11)%
Interest income	161	1,046	—%	—%	(885)	(85)%
Interest expense	(16,378)	(10,831)	(5)%	(4)%	(5,547)	51%
Other income (expense), net	(154)	646	—%	—%	(800)	(124)%

Income from operations before income taxes	32,457	45,555	11%	15%	(13,098)	(29)%

Provision for income taxes	8,703	14,877	3%	5%	(6,174)	(42)%

Net income	$23,754	$30,678	8%	10%	(6,924)	(23)%

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
     The quarter over quarter increase of $3.9 million in cost of revenues resulted from a $3.7 million increase in personnel and labor costs and a $0.2 million increase in other expenses. The increase in personnel and other labor-related costs was attributable to an increase in salary and related benefit costs.
     The year-to-date period over period increase of $7.1 million in cost of revenues resulted from an $5.5 million increase in personnel and labor costs, a $1.4 million increase in third party software and data cost and a $0.2 million increase in other expenses. The increase in personnel and other labor-related costs was attributable to an increase in salary and related benefit costs. The increase in third party software and data costs was attributable to increased sales that require data acquisition.
     Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent or slightly lower than those incurred during the quarter ended March 31, 2011.
     Research and Development
     Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of Applications and Tools products.
     The quarter over quarter decrease of $3.0 million in research and development expenditures was attributable primarily to a $2.5 million decrease in personnel and related costs and a $0.5 million decrease in other expenses. The decrease in personnel and related costs was due to decreased salary and incentive expenses for the quarter ended March 31, 2011.
     The year-to-date period over period decrease of $3.9 million in research and development expenditures was attributable primarily to a $4.0 million decrease in personnel and related costs partially offset by a $0.1 million increase in other expenses. The decrease in personnel and related costs was due to decreased salary and incentive expenses for the six months ended March 31, 2011.

     Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be slightly lower than those incurred during the quarter ended March 31, 2011.
     Selling, General and Administrative
     Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.
     The quarter over quarter increase of $1.8 million in selling, general and administrative expenses was attributable to a $3.1 million increase in personnel and related costs and a $0.4 increase in other costs, offset by a $1.7 million decrease in professional fees. The increase in personnel and related cost was due to increase salary and commission expenses. The decrease in professional fees was primarily due to decreased legal fees.
     The year-to-date period over period increase of $6.2 million in selling, general and administrative expenses was attributable to a $9.3 million increase in personnel and related costs and a $0.7 million increase in other costs, partially offset by a $2.4 million decrease in professional fees and a $1.4 million decrease in marketing expenses. The increase in personnel and related cost was due to increased salary and commission expenses. The decrease in marketing expenses was due to a reduction in marketing programs. The decrease in professional fees was primarily due to decreased legal fees.
     Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be slightly lower than those incurred during the quarter ended March 31, 2011.
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
     Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended March 31, 2011.
     Restructuring
     During the quarter ended March 31, 2011, in connection with our reengineering initiative, we incurred net charges totaling $11.5 million consisting mainly of $8.2 million for severance costs associated with the reduction of 177 positions throughout the company and $3.3 million of costs for vacating excess leased space.
     During the quarter ended December 31, 2010, we incurred net charges totaling $0.9 million consisting of costs for vacating excess leased space.
     Interest Income
     Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.5 million was attributable to lower investment balances and a decline in interest rates and investment income yields due to market conditions.
     The year-to-date period over period decrease in interest income of $0.9 million was attributable to lower investment balances and a decline in interest rates and investment income yields due to market conditions.
     Interest Expense
     The quarter over quarter increase in interest expense of $2.7 million was primarily due to the interest expense recorded on our $245 million Senior Notes issued in July 2010.

     The year-to-date period over period increase in interest expense of $5.5 million was primarily due to the interest expense recorded on our $245 million Senior Notes issued in July 2010.
     Over the next several quarters we expect that interest expense will be consistent with levels recorded during the quarter ended March 31, 2011.
     Other Income (Expense), Net
     Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.
     Other income (expense), net in the quarter ended March 31, 2011, primarily consisted of foreign exchange currency losses of $0.3 million. In the quarter ended March 31, 2010, other income (expense), net resulted from the sale of assets of $0.9 million.
     Other income (expense), net in the six months ended March 31, 2011, primarily consisted of foreign exchange currency losses of $0.5 million. In the six months ended March 31, 2010, other income (expense), net consisted of gains on the sale of assets of $0.9 million and foreign exchange currency losses of $0.5 million.
     Provision for Income Taxes
     Our effective tax rate was 29.8% and 32.2% during the quarters ended March 31, 2011 and 2010, respectively, and 26.8% and 32.7% during the six months ended March 31, 2011 and 2010, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate for the quarter and six months ended March 31, 2010, was positively affected by the reinstatement of the Federal Research and Development credit and changes in the foreign and domestic earnings mix.
     Operating Income
     The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended March 31,
			Period-to-Period
Segment	2011	2010	Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Applications	$23,674	$20,554	$3,120	15%
Scores	25,698	27,333	(1,635)	(6)%
Tools	2,871	580	2,291	395%
Corporate expenses	(15,425)	(17,489)	2,064	(12)%

Total segment operating income	36,818	30,978	5,840	19%
Unallocated share-based compensation	(4,171)	(4,847)	676	(14)%
Unallocated amortization expense	(1,933)	(3,070)	1,137	(37)%
Unallocated restructuring	(11,522)	—	(11,522)	—%

Operating income	$19,192	$23,061	(3,869)	(17)%

	Six Months Ended March 31,
			Period-to-Period
Segment	2011	2010	Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Applications	$46,823	$46,246	$577	1%
Scores	51,262	54,608	(3,346)	(6)%
Tools	5,261	3,472	1,789	52%
Corporate expenses	(30,060)	(34,015)	3,955	(12)%

Total segment operating income	73,286	70,311	2,975	4%
Unallocated share-based compensation	(8,205)	(9,382)	1,177	(13)%
Unallocated amortization expense	(3,862)	(6,235)	2,373	(38)%
Unallocated restructuring	(12,391)	—	(12,391)	—%

Operating income	$48,828	$54,694	(5,866)	(11)%

     The quarter over quarter $3.9 million decrease in operating income was attributable to an increase in restructuring expenses and an increase in segment operating expenses, partially offset by an increase in segment revenues and a decrease in amortization, corporate overhead and share-based compensation expenses.
     At the segment level, the $5.8 million increase in segment operating income was driven by a $3.1 million increase in segment operating income in our Applications segment, a $2.3 million increase in segment operating income in our Tools segment and a $2.1 million decrease in corporate overhead expenses, partially offset by a $1.6 million decrease in our Scores segment operating income.
     The increase in Applications segment operating income was attributable to an increase in revenues.
     The increase in Tools segment operating income was attributable to an increase in revenues.
     The decrease in Scores segment operating income was attributable primarily to a decline in revenues derived from business-to-business services and business-to-consumer services and an increase in digital marketing and third party data costs.
     The decrease in corporate expenses was due to facility consolidations, driven by our reengineering initiative.
     The year-to-date period over period decrease of $5.9 million in operating income was attributable to an increase in restructuring expenses, an increase in segment operating expenses and a decrease in segment revenues, partially offset by a decrease in amortization, corporate overhead and share-based compensation expenses.
     At the segment level, the $3.0 million increase in segment operating income was driven by a $1.8 million increase in our Tools segment, a $0.6 million increase in our Applications segment and a $4.0 million decrease in corporate overhead expenses, partially offset by a $3.3 million decrease in segment operating income in our Scores segment.
     The increase in Tools segment operating income was attributable to an increase in revenues.
     The increase in Applications segment operating income was attributable to an increase in revenues.
     The decrease in Scores segment operating income was attributable primarily a decline in revenues derived from business-to-business services and business-to-consumer services and an increase in digital marketing and third party data costs.
     The decrease in corporate expenses was due to facility consolidations, driven by our reengineering initiative.

Capital Resources and Liquidity
     Cash Flows from Operating Activities
     Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $59.6 million during the six months ended March 31, 2011 from $70.0 million during the six months ended March 31, 2010. The decrease in operating cash flows was primarily due to a decrease in net income and a decrease in the liability for compensation and employee benefits, which was primarily due to the timing of payments. The decrease was partially offset by an increase in accounts receivable, prepaid expenses and other assets and an increase in accounts payable and deferred revenue.
     Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $63.2 million during the six months ended March 31, 2011, compared to net cash provided by investing activities of $1.4 million in the six months ended March 31, 2010. The change in cash flows from investing activities was primarily attributable to $68.2 million in proceeds from sales and maturities of marketable securities, net of purchases, during the six months ended March 31, 2011 compared to $8.9 million of proceeds from sales and maturities of marketable securities, net of purchases for the six months ended March 31, 2011.
     Cash Flows from Financing Activities
     Net cash used in financing activities totaled $12.9 million in the six months ended March 31, 2011, compared to net cash used in financing activities of $56.2 million in the six months ended March 31, 2010. The change in cash flows from financing activities was primarily due to $19.3 million of common stock repurchased in the six months ended March 31, 2011 versus $57.5 million of common stock repurchased in the six months ended March 31, 2010.
     Repurchases of Common Stock
     In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. From time to time, we repurchase our common stock in the open market pursuant to this program. During the three and six months ended March 31, 2011, we repurchased 629,100 shares of our common stock for $17.1 million and 642,300 shares of our common stock for $17.4 million, respectively. As of March 31, 2011, we had $157.3 million remaining under this authorization.
     Dividends
     During the quarter ended March 31, 2011, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
     Revolving Line of Credit
     We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires in October 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. As of March 31, 2011 we were in compliance with all covenants under the revolving line of credit and we had no borrowings outstanding under the credit facility.

     Senior Notes
     In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted average interest rate of 5.20% and a weighted average maturity of 8 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also includes covenants typical of unsecured facilities. As of March 31, 2011 we were in compliance with all covenants under these facilities.
     Capital Resources and Liquidity Outlook
     As of March 31, 2011, we had $263.4 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until May 2013. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
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
Interest Rate Risk
     We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2011 and September 30, 2010:

	March 31, 2011			September 30, 2010
		Carrying	Average		Carrying	Average
	Cost Basis	Amount	Yield	Cost Basis	Amount	Yield
	(Dollars in thousands)
Cash and cash equivalents	$258,294	$258,294	0.04%	$146,199	$146,199	0.10%
Short-term investments	—	—	—	68,554	68,615	0.94%

	$258,294	$258,294	0.04%	$214,753	$214,814	0.37%

     In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at March 31, 2011 and September 30, 2010:

	March 31, 2011			September 30, 2010
		Carrying			Carrying
	Principal	Amounts	Fair Value	Principal	Amounts	Fair Value
	(In thousands)
$275 million Senior Notes	$275,000	$275,000	$305,102	$275,000	$275,000	$315,019
$245 million Senior Notes	$245,000	$245,000	$252,829	$245,000	$245,000	$258,727
     We have interest rate risk with respect to our unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of March 31, 2011 and September 30, 2010 we had no outstanding borrowings on this facility.
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
     The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2011 and September 30, 2010:

	March 31, 2011
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,200	$1,236	$—
Euro (EUR)	EUR 5,390	7,637	—

Buy foreign currency:
British pound (GBP)	GBP3,243	5,200	—

	September 30, 2010
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,300	$1,258	$—
Euro (EUR)	EUR 5,460	$7,446	—

Buy foreign currency:
British pound (GBP)	GBP3,672	$5,800	—
     The forward foreign currency contracts were all entered into on March 31, 2011 and September 30, 2010, respectively; therefore, the fair value was $0 on each of those dates.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit related in part to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We alleged in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We sought injunctive relief and compensatory damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motions to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. On July 24, 2009, the Court issued a summary judgment order, which limited the claims to be tried. The Court dismissed our antitrust, contract, and certain false advertising claims. The Court allowed our trademark infringement, unfair competition, and passing off claims to proceed to trial. After a three-week trial on these claims, the jury ruled in the defendants’ favor on November 20, 2009. We filed post-trial motions to address issues in the trial, and the defendants filed post-trial motions seeking payment of certain attorneys’ fees and costs. On May 10, 2010, the Court issued a ruling denying our post-trial motions and substantially denying defendants’ motions for attorneys’ fees and costs (other than an award to TransUnion LLC for certain fees associated with our contract claims). On May 17, 2010, we entered into a settlement agreement with TransUnion LLC pursuant to which, among many other terms, TransUnion LLC released all claims to the fee award and was dismissed from the lawsuit. On August 20, 2010, we filed an appeal with the U.S. Court of Appeals for the Eight Circuit appealing the results from the district court, including the dismissal of our antitrust claims and certain rulings fundamental to our trademark and false advertising claims. On November 4, 2010, the remaining defendants, Experian Information Solutions, Inc. and VantageScore Solutions LLC, filed an appeal regarding the denial of their motions for attorneys’ fees. Briefing on the appeals is complete, and rulings are expected later in 2011.
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
     Our past revenue growth has been augmented by numerous acquisitions, and we anticipate that acquisitions may be an important part of our future revenue growth. We may be unable to increase our revenues if we do not make acquisitions of similar size and at a comparable rate as in the past.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum
			Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of		Part of Publicly	Yet Be
	Shares	Average	Announced	Purchased
	Purchased	Price Paid	Plans or	Under the Plans
Period	(2)	per Share	Programs	or Programs
January 1, 2011 through January 31, 2011	73,582	$25.62	65,000	$172,750,841
February 1, 2011 through February 28, 2011	215,361	$26.59	206,500	$167,253,177
March 1, 2011 through March 31, 2011	357,600	$27.89	357,600	$157,280,743

	646,543	$27.20	629,100	$157,280,743

(1)	In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program does not have a fixed expiration date.

(2)	Includes 17,443 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2011.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010).

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on February 8, 2010).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101	The following materials from Fair Isaac Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statement of stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION
DATE: May 10, 2011	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Senior Vice President and Chief Financial Officer (for Registrant as duly authorized officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2011

Exhibit
Number	Description
3.1	Composite Restated Certificate of Incorporation at Fair Isaac Corporation.	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation.	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101	The following materials from Fair Isaac Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statement of stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.	Filed Electronically