Form 10-Q
period 2011-06-30
FAIR ISAAC CORP
filed 2011-08-08
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

612-758-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding on July 29, 2011 was 38,614,075 (excluding 50,242,708 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(Unaudited)
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$140,917	$146,199
Marketable securities available for sale, current portion	117,593	68,615
Accounts receivable, net	102,030	113,187
Prepaid expenses and other current assets	15,866	19,174

Total current assets	376,406	347,175

Marketable securities available for sale, less current portion	4,846	4,367
Other investments	10,999	11,074
Property and equipment, net	27,278	30,975
Goodwill	667,149	665,953
Intangible assets, net	21,483	27,244
Deferred income taxes	26,054	27,774
Other assets	7,471	9,154

Total assets	$1,141,686	$1,123,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,877	$8,765
Accrued compensation and employee benefits	29,395	33,697
Other accrued liabilities	30,929	28,732
Deferred revenue	51,482	42,953
Current maturities on long-term debt	8,000	8,000

Total current liabilities	134,683	122,147

Senior notes	504,000	512,000
Other liabilities	15,217	14,655

Total liabilities	653,900	648,802

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued, 38,685 and 39,882 shares outstanding at June 30, 2011 and September 30, 2010, respectively)	387	399
Paid-in-capital	1,099,420	1,103,244
Treasury stock, at cost (50,172 and 48,975 shares at June 30, 2011 and September 30, 2010, respectively)	(1,587,765)	(1,556,253)
Retained earnings	991,756	947,202
Accumulated other comprehensive loss	(16,012)	(19,678)

Total stockholders’ equity	487,786	474,914

Total liabilities and stockholders’ equity	$1,141,686	$1,123,716

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$111,740	$115,902	$337,933	$344,709
Professional services	29,582	25,541	84,531	75,704
License	9,357	13,886	36,970	30,132

Total revenues	150,679	155,329	459,434	450,545

Operating expenses:
Cost of revenues (1)	43,398	45,316	137,707	132,476
Research and development	14,290	19,176	48,573	57,403
Selling, general and administrative (1)	53,643	57,077	168,725	165,977
Amortization of intangible assets (1)	1,942	2,683	5,804	8,918
Restructuring	—	—	12,391	—

Total operating expenses	113,273	124,252	373,200	364,774

Operating income	37,406	31,077	86,234	85,771
Interest income	1,923	393	2,084	1,439
Interest expense	(8,023)	(5,462)	(24,401)	(16,293)
Other income, net	631	701	477	1,347

Income from operations before income taxes	31,937	26,709	64,394	72,264
Provision for income taxes	8,748	8,771	17,451	23,648

Net Income	$23,189	$17,938	$46,943	$48,616

Earnings per share
Basic	$0.59	$0.40	$1.18	$1.05
Dilluted	$0.58	$0.40	$1.16	$1.04

Shares used in computing earnings per share:
Basic	39,451	44,446	39,788	46,171

Diluted	40,241	44,885	40,426	46,561

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 2 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(Unaudited)

	Common Stock					Accumulated Other	Total
	Shares	Par Value	Paid-in-Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income
	(In thousands)
Balance at September 30, 2010	39,882	$399	$1,103,244	$(1,556,253)	$947,202	$(19,678)	$474,914
Share-based compensation	—	—	11,762	—	—	—	11,762
Exercise of stock options	508	5	(6,321)	16,124	—	—	9,808
Tax effect from share-based payment arrangements	—	—	(2,338)	—	—	—	(2,338)
Repurchases of common stock	(1,863)	(19)	—	(52,655)	—	—	(52,674)
Issuance of ESPP shares from treasury	1	—	(4)	26	—	—	22
Issuance of restricted stock to employees from treasury	157	2	(6,923)	4,993	—	—	(1,928)
Dividends paid ($0.06 per share)	—	—	—	—	(2,389)	—	(2,389)
Net income	—	—	—	—	46,943	—	46,943	$46,943
Unrealized loss on investments	—	—	—	—	—	(40)	(40)	(40)
Cumulative translation adjustments	—	—	—	—	—	3,706	3,706	3,706

Balance at June 30, 2011	38,685	$387	$1,099,420	$(1,587,765)	$991,756	$(16,012)	$487,786	$50,609

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$46,943	$48,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,623	23,762
Share-based compensation	11,762	13,235
Deferred income taxes	1,185	689
Tax effect from share-based payment arrangements	(2,338)	(3,966)
Excess tax benefits from share-based payment arrangements	(1,312)	(1,052)
Net amortization of premium on marketable securities	443	1,668
Benefit from provision for doubtful accounts, net	(583)	(234)
Net loss on sales of property and equipment	146	658
Changes in operating assets and liabilities:
Accounts receivable	12,262	(7,852)
Prepaid expenses and other assets	3,869	815
Accounts payable	5,808	24
Accrued compensation and employee benefits	(4,438)	3,453
Other liabilities	6,386	693
Deferred revenue	6,297	3,516

Net cash provided by operating activities	105,053	84,025

Cash flows from investing activities:
Purchases of property and equipment	(8,323)	(12,746)
Cash proceeds from sale of property and equipment	—	50
Cash proceeds from sale of product line assets	—	2,182
Purchases of marketable securities	(117,675)	(71,749)
Proceeds from sales of marketable securities	13,644	—
Proceeds from maturities of marketable securities	54,545	122,573
Distribution from cost method investees	75	—

Net cash provided by (used in) investing activities	(57,734)	40,310

Cash flows from financing activities:
Payments on revolving line of credit	—	(50,000)
Payments on Senior Notes	(8,000)	—
Proceeds from issuances of common stock under employee stock option and purchase plans	7,902	1,981
Dividends paid	(2,389)	(2,772)
Repurchases of common stock	(53,761)	(137,497)
Excess tax benefits from share-based payment arrangements	1,312	1,052

Net cash used in financing activities	(54,936)	(187,236)

Effect of exchange rate changes on cash	2,335	(2,644)

Decrease in cash and cash equivalents	(5,282)	(65,545)
Cash and cash equivalents, beginning of year	146,199	178,157

Cash and cash equivalents, end of year	$140,917	$112,612

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$9,214	$13,374
Cash paid for interest	$25,547	$20,519

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

2. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$569	$1,337	$1,706	$4,787
Selling, general and administrative expenses	1,373	1,346	4,098	4,131

	$1,942	$2,683	$5,804	$8,918

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets (excluding goodwill) were $21.5 million and $27.2 million, net of accumulated amortization of $113.0 million and $108.8 million, as of June 30, 2011 and September 30, 2010, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2011, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2011	$1,934
2012	6,159
2013	4,146
2014	2,407
2015	2,407
Thereafter	4,430

$21,483

The following table summarizes changes to goodwill during fiscal 2011, both in total and as allocated to our segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2010	$452,248	$146,648	$67,057	$665,953
Foreign currency translation adjustment	985	—	211	1,196

Balance at June 30, 2011	$453,233	$146,648	$67,268	$667,149

3. Restructuring Expenses

The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018.

	Accrual at September 30, 2010	Expense Additions	Cash Payments	Accrual at June 30, 2011
	(In thousands)
Facilities charges	$2,836	$4,226	$(1,007)	$6,055
Employee separation	742	8,165	(7,803)	1,104

	3,578	$12,391	$(8,810)	7,159

Less: current portion	(1,474)			(3,149)

Non-current	$2,104			$4,010

During the quarter ended December 31, 2010, we incurred net charges totaling $0.9 million consisting mainly of costs for vacating excess leased space. During the quarter ended March 31, 2011, in connection with our reengineering initiative, we incurred net charges totaling $11.5 million. The charges included $8.2 million for severance costs associated with the reduction of 177 positions throughout the company. Cash payments for substantially all the severance costs have been paid by the end of our third quarter of fiscal 2011. We also recognized charges of $3.3 million associated with vacating excess leased space in Minnesota and Georgia. Costs for vacating excess leased space represent future cash lease payments, net of estimated sublease income, which will be paid out over the next seven years.

4. Composition of Certain Financial Statement Captions

The following table summarizes property and equipment, and the related accumulated depreciation and amortization.

	June 30, 2011	September 30, 2010
	(In thousands)
Property and equipment	$195,690	$218,125
Less: accumulated depreciation and amortization	(168,412)	(187,150)

	$27,278	$30,975

5. Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator for diluted and basic earnings per share - net income:	$23,189	$17,938	$46,943	$48,616

Denominator - shares:
Basic weighted-average shares	39,451	44,446	39,788	46,171
Effect of dilutive securities	790	439	638	390

Diluted weighted-average shares	40,241	44,885	40,426	46,561

Earnings per share from continuing operations:
Basic	$0.59	$0.40	$1.18	$1.05

Diluted	$0.58	$0.40	$1.16	$1.04

The computation of diluted EPS for the quarters ended June 30, 2011 and 2010 excludes options to purchase approximately 2,832,000 and 4,371,000 shares of common stock, respectively, and for the nine months ended June 30, 2011 and 2010 excludes options to purchase approximately 3,747,000 and 5,001,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.

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

The following tables summarize segment information for the three and nine months ended June 30, 2011 and 2010:

	Quarter Ended June 30, 2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$63,355	$40,798	$7,587	$—	$111,740
Professional services	25,893	610	3,079	—	29,582
License	2,812	385	6,160	—	9,357

Total segment revenues	92,060	41,793	16,826	—	150,679
Segment operating expense	(64,413)	(11,739)	(13,270)	(18,352)	(107,774)

Segment operating income	$27,647	$30,054	$3,556	$(18,352)	42,905

Unallocated share-based compensation expense					(3,557)
Unallocated amortization expense					(1,942)

Operating income					37,406
Unallocated interest income					1,923
Unallocated interest expense					(8,023)
Unallocated other income, net					631

Income before income taxes					$31,937

Depreciation expense	$3,050	$232	$377	$252	$3,911

	Quarter Ended June 30, 2010
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$62,939	$46,153	$6,810	$—	$115,902
Professional services	21,500	352	3,689	—	25,541
License	6,991	—	6,895	—	13,886

Total segment revenues	91,430	46,505	17,394	—	155,329
Segment operating expense	(68,003)	(15,907)	(15,409)	(18,397)	(117,716)

Segment operating income	$23,427	$30,598	$1,985	$(18,397)	37,613

Unallocated share-based compensation expense					(3,853)
Unallocated amortization expense					(2,683)

Operating income					31,077
Unallocated interest income					393
Unallocated interest expense					(5,462)
Unallocated other income, net					701

Income before income taxes					$26,709

Depreciation expense	$3,753	$333	$540	$325	$4,951

	Nine Months Ended June 30, 2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$194,054	$121,197	$22,682	$—	$337,933
Professional services	74,128	1,579	8,824	—	84,531
License	17,450	792	18,728	—	36,970

Total segment revenues	285,632	123,568	50,234	—	459,434
Segment operating expense	(211,162)	(42,252)	(41,417)	(48,412)	(343,243)

Segment operating income	$74,470	$81,316	$8,817	$(48,412)	116,191

Unallocated share-based compensation expense					(11,762)
Unallocated amortization expense					(5,804)
Unallocated restructuring expense					(12,391)

Operating income					86,234
Unallocated interest income					2,084
Unallocated interest expense					(24,401)
Unallocated other income, net					477

Income before income taxes					$64,394

Depreciation expense	$9,971	$783	$1,289	$776	$12,819

	Nine Months Ended June 30, 2010
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$194,376	$129,181	$21,152	$—	$344,709
Professional services	62,583	1,411	11,710	—	75,704
License	14,239	—	15,893	—	30,132

Total segment revenues	271,198	130,592	48,755	—	450,545
Segment operating expense	(201,525)	(45,386)	(43,298)	(52,412)	(342,621)

Segment operating income	$69,673	$85,206	$5,457	$(52,412)	107,924

Unallocated share-based compensation expense					(13,235)
Unallocated amortization expense					(8,918)

Operating income					85,771
Unallocated interest income					1,439
Unallocated interest expense					(16,293)
Unallocated other income, net					1,347

Income before income taxes					$72,264

Depreciation expense	$11,257	$1,013	$1,583	$991	$14,844

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

•

Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 securities are comprised of money market funds and certain equity securities.

•

Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 securities are comprised of U.S. government and corporate debt obligations that are generally held to maturity.

•

Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents financial assets that we measured at fair value on a recurring basis at June 30, 2011 and September 30, 2010, respectively:

June 30, 2011	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of June 30, 2011
Assets:
Cash equivalents (1)	$85,285	$—	$85,285
U.S. corporate debt (2)	—	21,996	21,996
U.S. government obligations (2)	—	95,597	95,597
Marketable securities (3)	4,846	—	4,846

Total	$90,131	$117,593	$207,724

September 30, 2010	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2010
Assets:
Cash equivalents (1)	$82,545	$—	$82,545
U.S. corporate debt (2)	—	2,981	2,981
Non U.S. corporate debt (2)	—	17,267	17,267
U.S. government obligations (2)	—	39,452	39,452
U.S. municipal obligations (2)	—	8,915	8,915
Marketable securities (3)	4,367	—	4,367

Total	$86,912	$68,615	$155,527

(1)	Included in cash and cash equivalents on our balance sheet at June 30, 2011 and September 30, 2010. Not included in this table are cash deposits of $55.6 million and $63.7 million at June 30, 2011 and September 30, 2010, respectively.
(2)	Included in current marketable securities on our balance sheet at June 30, 2011 and September 30, 2010.

(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at June 30, 2011 and September 30, 2010.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis primarily include goodwill and indefinite-lived intangible assets which are measured at fair value for the purposes of our annual impairment assessment.

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

The following tables summarize the fair value of our derivative instruments and their location in the consolidated balance sheet as of June 30, 2011 and September 30, 2010:

June 30, 2011
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

September 30, 2010
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

The following tables summarize our outstanding forward foreign currency contracts, by currency, at June 30, 2011 and September 30, 2010:

	June 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,250	$1,297	$—
Euro (EUR)	EUR 4,800	6,938	—

Buy foreign currency:
British pound (GBP)	GBP 3,907	6,250	—

	September 30, 2010
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,300	$1,258	$—
Euro (EUR)	EUR 5,460	$7,446	—

Buy foreign currency:
British pound (GBP)	GBP 3,672	$5,800	—

The forward foreign currency contracts were all entered into on June 30, 2011 and September 30, 2010, respectively; therefore, their fair value was $0.

Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income as a component of other income, net. These amounts are shown for the quarter and nine months ended June 30, 2011 and 2010 in the table below:

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010
	(In thousands)
Foreign currency forward contracts	$(279)	$644

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
	(In thousands)
Foreign currency forward contracts	$(528)	$520

9. Income Taxes

Effective Tax Rate

Our effective tax rate was 27.4% and 32.8% during the quarters ended June 30, 2011 and 2010, respectively, and 27.1% and 32.7% during the nine months ended June 30, 2011 and 2010, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was due to the recognition of the 2010 extension of the Federal Research and Development credit, changes in the foreign and domestic earnings mix and a favorable tax settlement in one of our jurisdictions.

The total unrecognized tax benefit for uncertain tax positions at June 30, 2011 and September 30, 2010 is estimated to be approximately $13.5 million and $12.3 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. As of June 30, 2011 and September 30, 2010, we have accrued interest of $1.7 million and $1.4 million, respectively, related to the unrecognized tax benefits.

10. Revolving Line of Credit

As of June 30, 2011 we had a $200 million unsecured revolving line of credit with a syndicate of banks that expires on October 20, 2011. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The credit facility also contains covenants typical of unsecured facilities. As of June 30, 2011 and September 30, 2010, we had no borrowings outstanding under the credit facility.

11. Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. These Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving line of credit, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreement for the Senior Notes also includes covenants typical of unsecured facilities. The fair value of our Senior Notes was $557.1 million and $573.7 million as of June 30, 2011 and September 30, 2010, respectively.

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

On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the United States District Court for the Southern District of New York for preliminary approval. This settlement requires no financial contribution from us. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. The Court granted the plaintiffs’ motion for final approval of the settlement and certified the settlement classes on October 5, 2009. The Court determined that the settlement is fair to the class members, approved the settlement and dismissed, with prejudice, the case against the Company and its individual defendants. Appeals of the opinion granting final approval were filed, and the appeals filed by one objector have been remanded to the district court to determine standing to appeal. Due to the inherent uncertainties of litigation and because the sttlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

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

Most of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries, approximately 79% and 75% of our revenues during the quarters ended June 30, 2011 and 2010, respectively, and 78% and 76% of our revenues for the nine months ended June 30, 2011 and 2010, respectively, were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 74% and 75% of our revenues during the quarters ended June 30, 2011 and 2010, respectively, and 74% and 77% of our revenues for the nine months ended June 30, 2011 and 2010 were derived from maintenance or arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring professional service arrangements.

Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $54.9 million and $54.2 million during the quarters ended June 30, 2011 and 2010, representing 36% and 35% of total consolidated revenues in each of these periods. International revenues totaled $171.5 million and $152.6 million during the nine months ended June 30, 2011 and 2010, representing 37% and 34% of total consolidated revenues in each of these periods. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield*	Number of Bookings over $1 Million	Weighted- Average Term
	(in millions)			(months)
Quarter ended June 30, 2011	$50.0	24%	10	19
Quarter ended June 30, 2010	$63.5	29%	12	28
Nine months ended June 30, 2011	$191.6	36%	32	NM
Nine months ended June 30, 2010	$177.7	35%	35	NM

*	Bookings yield represents the percentage of revenue recognized from bookings for the period indicated.
NM	Measure is not meaningful

Transactional and maintenance bookings were 35% and 44% of total bookings for the quarters ended June 30, 2011 and 2010, respectively. Professional services bookings were 46% and 35% of total bookings for the quarters ended June 30, 2011 and 2010, respectively. License bookings were 19% and 22% of total bookings for the quarters ended June 30, 2011 and 2010, respectively.

Transactional and maintenance bookings were 44% and 49% of total bookings for the nine months ended June 30, 2011 and 2010, respectively. Professional services bookings were 38% and 35% of total bookings for the nine months ended June 30, 2011 and 2010, respectively. License bookings were 18% and 16% of total bookings for the nine months ended June 30, 2011 and 2010, respectively.

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

Current Business Environment

General economic conditions have stabilized, however high levels of unemployment and a difficult housing market continue to impact our customers in the United States and the pace of global recovery is likely to be modest across the majority of the geographical markets we serve. During the latter half of fiscal 2010 our business stabilized and we currently see signs of gradual improvement. We will continue to manage our expenses in an effort to maintain solid earnings and cash flows. We also plan to continue to invest in our Decision Management solutions as well as our core business operations to drive revenue growth.

Prior year’s negative economic conditions were considered in the estimates we used in our July 1, 2010 annual goodwill impairment testing, and in particular, for our Applications segment, which had $448.0 million in goodwill as of July 1, 2010. If market conditions decline more quickly than we can reduce costs, our margins may decrease and we may experience a decline in the fair value of our reporting units. Such declines in fair value may require us to record an impairment charge related to goodwill.

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change

Segment	2011	2010	2011	2010
	(In thousands)				(In thousands)
Applications	$92,060	$91,430	61%	59%	$630	1%
Scores	41,793	46,505	28%	30%	(4,712)	(10)%
Tools	16,826	17,394	11%	11%	(568)	(3)%

Total revenue	$150,679	$155,329	100%	100%	(4,650)	(3)%

					Period-to-Period Change	Period-to-Period Percentage Change
	Nine Months Ended June 30,		Percentage of Revenues
Segment	2011	2010	2011	2010
	(In thousands)				(In thousands)
Applications	$285,632	$271,198	62%	60%	$14,434	5%
Scores	123,568	130,592	27%	29%	(7,024)	(5)%
Tools	50,234	48,755	11%	11%	1,479	3%

Total revenue	$459,434	$450,545	100%	100%	8,889	2%

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

			Period-to-Period Change	Period-to-Period Percentage Change
	Quarter Ended June 30,
Applications	2011	2010
	(In thousands)		(In thousands)
Transactional and maintenance	$63,355	$62,939	$416	1%
Professional services	25,893	21,500	4,393	20%
License	2,812	6,991	(4,179)	(60)%

Total	$92,060	$91,430	630	1%

Applications segment revenues increased $0.6 million due to a $3.0 million increase in our fraud solutions, partially offset by a $1.3 million decrease in marketing solutions and a $1.1 million decrease in our other applications solutions.

The increase in fraud solutions revenues was primarily due to an increase in professional services revenue from software implementations and an increase in volumes associated with transactional-based revenues. The decrease in marketing solutions was primarily attributable to a decrease in volumes associated with transactional-based revenues from our Retail Action Manager solution.

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Scores	2011	2010
	(In thousands)		(In thousands)
Transactional and maintenance	$40,798	$46,153	$(5,355)	(12)%
Professional services	610	352	258	73%
License	385	—	385	—%

Total	$41,793	$46,505	(4,712)	(10)%

Scores segment revenues decreased $4.7 million due to a decrease of $3.8 million in our business-to-business Scores revenue and a decrease of $0.9 million in our myFICO business-to-consumer services revenue. The decline in our business-to-business Scores was primarily due to a true up of royalty fees with one of the credit reporting agencies in fiscal 2010. The decrease in our business-to-consumer services was primarily attributable to a decrease in transaction volumes from our bureau channel partner selling FICO scores to consumers, which was partially offset by an increase in revenue generated from direct sales to consumers.

During the quarters ended June 30, 2011 and 2010, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% and 22%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Tools	2011	2010
	(In thousands)		(In thousands)
Transactional and maintenance	$7,587	$6,810	$777	11%
Professional services	3,079	3,689	(610)	(17)%
License	6,160	6,895	(735)	(11)%

Total	$16,826	$17,394	(568)	(3)%

Tools segment revenues decreased $0.6 million primarily due to a decrease of license sales related to our Decision Optimizer products.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Applications	2011	2010
	(In thousands)		(In thousands)
Transactional and maintenance	$194,054	$194,376	$(322)	—%
Professional services	74,128	62,583	11,545	18%
License	17,450	14,239	3,211	23%

Total	$285,632	$271,198	14,434	5%

Applications segment revenues increased $14.4 million due to a $13.3 million increase in our fraud solutions and a $4.8 million increase in our originations solutions. This revenue increase was partially offset by a $3.3 million decrease in customer management solutions and a $0.4 million decrease in our other applications solutions.

The increase in fraud solutions revenues was primarily due to an increase in volumes associated with transactional-based revenues and an increase in license sales. The increase in originations solutions was attributable to an increase in license sales and an increase in professional services revenue from software implementations. The decrease in customer management solutions was attributable to a decrease in transactional-based revenues.

	Nine Months Ended June 30,
Scores	2011	2010	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$121,197	$129,181	$(7,984)	(6)%
Professional services	1,579	1,411	168	12%
License	792	—	792	—%

Total	$123,568	$130,592	(7,024)	(5)%

Scores segment revenues decreased $7.0 million due to a $5.1 million decrease in our business-to-business Scores revenue and a $1.9 million decrease in our myFICO business-to-consumer services revenue. The decline in our business-to-business Scores was primarily due to a true up of royalty fees with one of the credit reporting agencies in fiscal 2010 and a decrease in volume of transactional revenues derived from the credit reporting agencies. The decrease in our myFICO business-to-consumer services was primarily attributable to a decrease in transaction volumes from our bureau channel partner selling FICO scores to consumers, which was partially offset by an increase in revenue generated from direct sales to consumers.

During the nine months ended June 30, 2011 and 2010, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 18% and 21%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

	Nine Months Ended June 30,
Tools	2011	2010	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$22,682	$21,152	$1,530	7%
Professional services	8,824	11,710	(2,886)	(25)%
License	18,728	15,893	2,835	18%

Total	$50,234	$48,755	1,479	3%

Tools segment revenues increased $1.5 million primarily due to an increase of license sales related to our Blaze Advisor products.

Operating Expenses and Other Income (Expense)

The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change

	2011	2010	2011	2010
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$150,679	$155,329	100%	100%	$(4,650)	(3)%

Operating expenses:
Cost of revenues	43,398	45,316	29%	29%	(1,918)	(4)%
Research and development	14,290	19,176	9%	12%	(4,886)	(25)%
Selling, general and administrative	53,643	57,077	36%	37%	(3,434)	(6)%
Amortization of intangible assets	1,942	2,683	1%	2%	(741)	(28)%

Total operating expenses	113,273	124,252	75%	80%	(10,979)	(9)%

Operating income	37,406	31,077	25%	20%	6,329	20%
Interest income	1,923	393	1%	—%	1,530	389%
Interest expense	(8,023)	(5,462)	(5)%	(3)%	(2,561)	47%
Other income, net	631	701	—%	—%	(70)	(10)%

Income from operations before income taxes	31,937	26,709	21%	17%	5,228	20%
Provision for income taxes	8,748	8,771	6%	5%	(23)	—%

Net income	$23,189	$17,938	15%	12%	5,251	29%

Number of employees at quarter end	1,998	2,153			(155)	(7)%

	Nine Months Ended June 30,		Percentage of Revenues
	2011	2010	2011	2010	Period-to- Period Change	Period-to-Period Percentage Change
	(In thousands)				(In thousands)
Revenues	$459,434	$450,545	100%	100%	$8,889	2%

Operating expenses:
Cost of revenues	137,707	132,476	30%	29%	5,231	4%
Research and development	48,573	57,403	11%	13%	(8,830)	(15)%
Selling, general and administrative	168,725	165,977	36%	37%	2,748	2%
Amortization of intangible assets	5,804	8,918	1%	2%	(3,114)	(35)%
Restructuring	12,391	—	3%	—%	12,391	—%

Total operating expenses	373,200	364,774	81%	81%	8,426	2%

Operating income	86,234	85,771	19%	19%	463	1%
Interest income	2,084	1,439	—%	—%	645	45%
Interest expense	(24,401)	(16,293)	(5)%	(3)%	(8,108)	50%
Other income, net	477	1,347	—%	—%	(870)	(65)%

Income from operations before income taxes	64,394	72,264	14%	16%	(7,870)	(11)%
Provision for income taxes	17,451	23,648	4%	5%	(6,197)	(26)%

Net income	$46,943	$48,616	10%	11%	(1,673)	(3)%

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

The quarter over quarter decrease of $1.9 million in cost of revenues resulted from a $4.0 million decrease in third party software and data cost and a $1.2 million decrease in facilities and infrastructure costs, partially offset by a $2.9 million increase in personnel and related costs and a $0.4 million increase in other expenses. The decrease in third party software and data costs is due to decreased sales that require data acquisition. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities. The increase in personnel and other labor-related costs was attributable to an increase in salary and related benefit costs.

The year-to-date period over period increase of $5.2 million in cost of revenues resulted from an $8.4 million increase in personnel and labor costs and $0.8 million increase in other expenses, partially offset by a $2.6 million decrease in third party software and data cost and a $1.4 million decrease in facilities and infrastructure costs. The increase in personnel and other labor-related costs was attributable to an increase in salary and related benefit costs. The decrease in third party software and data costs was attributable to decreased sales that require data acquisition. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

Over the next several quarters, we expect that cost of revenues as a percentage of revenues will be consistent or slightly higher than those incurred during the quarter ended June 30, 2011.

Research and Development

Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of Applications and Tools products.

The quarter over quarter decrease of $4.9 million in research and development expenditures was attributable primarily to a $3.8 million decrease in personnel and related costs and a $1.1 million decrease in facilities and infrastructure costs. The decrease in personnel and related costs was due to decreased salary and incentive expenses for the quarter ended June 30, 2011. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

The year-to-date period over period decrease of $8.8 million in research and development expenditures was attributable primarily to a $7.8 million decrease in personnel and related costs and a $1.3 million decrease in facilities and infrastructure costs partially offset by a $0.3 million increase in other expenses. The decrease in personnel and related costs was due to decreased salary and incentive expenses for the nine months ended June 30, 2011. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be slightly higher than those incurred during the quarter ended June 30, 2011.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

The quarter over quarter decrease of $3.4 million in selling, general and administrative expenses was attributable to a $2.7 million decrease in marketing expenses, a $0.9 million decrease in facilities and infrastructure costs and a $0.7 million decrease in other expenses, partially offset by a $0.9 million increase in professional fees. The decrease in marketing expenses was due to a reduction in marketing programs. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities. The increase in professional fees was primarily due to increased legal expenses.

The year-to-date period over period increase of $2.7 million in selling, general and administrative expenses was attributable to a $8.8 million increase in personnel and related costs and a $0.5 million increase in other costs, partially offset by a $4.1 million decrease in marketing expenses, a $1.4 million decrease in professional fees and a $1.1 million decrease in facilities and infrastructure costs. The increase in personnel and related cost was due to increased salary and commission expenses. The decrease in marketing expenses was due to a reduction in marketing programs. The decrease in professional fees was primarily due to decreased legal fees. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be slightly higher than those incurred during the quarter ended June 30, 2011.

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

Over the next several quarters we expect that amortization expense will be slightly lower than the amortization expense we recorded during the quarter ended June 30, 2011.

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

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter increase in interest income of $1.5 million was primarily attributable to interest received on tax refunds during the quarter.

The year-to-date period over period increase in interest income of $0.6 million was attributable to interest received on tax refunds partially offset by lower investment balances and a decline in interest rates and investment income yields due to market conditions.

Interest Expense

The quarter over quarter increase in interest expense of $2.6 million was primarily due to the interest expense recorded on our $245 million Senior Notes issued in July 2010.

The year-to-date period over period increase in interest expense of $8.1 million was primarily due to the interest expense recorded on our $245 million Senior Notes issued in July 2010.

Over the next several quarters we expect that interest expense will be consistent with levels recorded during the quarter ended June 30, 2011.

Other Income, Net

Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

Other income, net in the quarter ended June 30, 2011 and June 30, 2010, primarily consisted of foreign exchange currency losses and other dividend income.

Other income, net in the nine months ended June 30, 2011, primarily consisted of foreign exchange currency losses and other dividend income. In the nine months ended June 30, 2010, other income, net consisted of exchange currency losses, other dividend income and gains on the sale of assets of $0.8 million.

Provision for Income Taxes

Our effective tax rate was 27.4% and 32.8% during the quarters ended June 30, 2011 and 2010, respectively, and 27.1% and 32.7% during the nine months ended June 30, 2011 and 2010, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate for the quarter and nine months ended June 30, 2011 was positively affected by the reinstatement of the Federal Research and Development credit, changes in the foreign and domestic earnings mix and a favorable tax settlement in one of our jurisdictions.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended June 30,
Segment	2011	2010	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Applications	$27,647	$23,427	$4,220	18%
Scores	30,054	30,598	(544)	(2)%
Tools	3,556	1,985	1,571	79%
Corporate expenses	(18,352)	(18,397)	45	—%

Total segment operating income	42,905	37,613	5,292	14%
Unallocated share-based compensation	(3,557)	(3,853)	296	(8)%
Unallocated amortization expense	(1,942)	(2,683)	741	(28)%

Operating income	$37,406	$31,077	6,329	20%

	Nine Months Ended June 30,
Segment	2011	2010	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Applications	$74,470	$69,673	$4,797	7%
Scores	81,316	85,206	(3,890)	(5)%
Tools	8,817	5,457	3,360	62%
Corporate expenses	(48,412)	(52,412)	4,000	(8)%

Total segment operating income	116,191	107,924	8,267	8%
Unallocated share-based compensation	(11,762)	(13,235)	1,473	(11)%
Unallocated amortization expense	(5,804)	(8,918)	3,114	(35)%
Unallocated restructuring	(12,391)	—	(12,391)	—%

Operating income	$86,234	$85,771	463	1%

The quarter over quarter $6.3 million increase in operating income was attributable to a decrease in segment operating expenses and a decrease in amortization expenses, partially offset by a decrease in segment revenues.

At the segment level, the quarter over quarter $5.3 million increase in segment operating income was driven by a $4.2 million increase in segment operating income in our Applications segment and a $1.6 million increase in segment operating income in our Tools segment, partially offset by a $0.5 million decrease in our Scores segment operating income.

The increase in Applications segment operating income was attributable to a decrease in segment operating expenses.

The increase in Tools segment operating income was attributable to a decrease in segment operating expenses.

The decrease in Scores segment operating income was attributable primarily to a decline in revenues derived from business-to-business services and business-to-consumer services partially offset by a decrease in digital marketing and third party data costs.

The year-to-date period over period increase of $0.5 million in operating income was attributable to an increase in segment revenues, a decrease in amortization expenses, a decrease in share-based compensation expenses and a decrease in corporate overhead expenses, partially offset by an increase in restructuring expenses and segment operating expenses.

At the segment level, the year-to-date period over period $8.3 million increase in segment operating income was driven by a $4.8 million increase in our Applications segment, a $3.4 million increase in our Tools segment and a $4.0 million decrease in corporate overhead expenses, partially offset by a $3.9 million decrease in segment operating income in our Scores segment.

The increase in Applications segment operating income was attributable to an increase in revenues.

The increase in Tools segment operating income was attributable to a decrease in segment operating expenses.

The decrease in Scores segment operating income was attributable primarily to a decline in revenues derived from business-to-business services and business-to-consumer services partially offset by a decrease in digital marketing and third party data costs.

The decrease in corporate expenses was due to facility consolidations, driven by our reengineering initiative.

Capital Resources and Liquidity

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $105.1 million during the nine months ended June 30, 2011 from $84.0 million during the nine months ended June 30, 2010. The increase in operating cash flows was primarily due to an increase in cash provided by accounts receivable, prepaid expenses and other assets, other liabilities and deferred revenue. The increase was partially offset by the cash used for accrued compensation and employee benefits.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $57.7 million during the nine months ended June 30, 2011, compared to net cash provided by investing activities of $40.3 million in the nine months ended June 30, 2010. The change in cash flows from investing activities was primarily attributable to $49.5 million of cash used in purchases of marketable securities, net of sales and maturities, during the nine months ended June 30, 2011 compared to $50.8 million of proceeds from sales and maturities of marketable securities, net of purchases for the nine months ended June 30, 2010.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $54.9 million in the nine months ended June 30, 2011, compared to net cash used in financing activities of $187.2 million in the nine months ended June 30, 2010. The change in cash flows from financing activities was primarily due to $53.8 million of common stock repurchased in the nine months ended June 30, 2011 versus $137.5 million of common stock repurchased in the nine months ended June 30, 2010 and payments of $8.0 million on our Senior Notes during the nine months ended June 30, 2011 versus $50.0 million of payments on our revolving line of credit during the nine months ended June 30, 2010.

Repurchases of Common Stock

In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. From time to time, we repurchase our common stock in the open market pursuant to this program. During the three and nine months ended June 30, 2011, we repurchased 1,220,672 shares of our common stock for $35.2 million and 1,862,972 shares of our common stock for $52.7 million, respectively. As of June 30, 2011, we had $122.1 million remaining under this authorization.

Dividends

During the quarter ended June 30, 2011, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires in October 2011. Proceeds from the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the revolving line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the revolving line of credit exceed 50% of the total commitment, as well as facility fees. The revolving line of credit contains certain restrictive covenants, including maintenance of consolidated leverage and fixed charge coverage ratios. The revolving line of credit also contains covenants typical of unsecured facilities. As of June 30, 2011 we were in compliance with all covenants under the revolving line of credit and we had no borrowings outstanding under the credit facility.

Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted average interest rate of 5.20% and a weighted average maturity of 8 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also includes covenants typical of unsecured facilities. As of June 30, 2011 we were in compliance with all covenants under these facilities.

Capital Resources and Liquidity Outlook

As of June 30, 2011, we had $263.4 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until May 2013. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

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

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Software Licenses

Software license fee revenue is recognized when persuasive evidence of an arrangement exists, software is made available to our customers, the fee is fixed or determinable and collection is probable. The determination of whether fees are fixed or determinable and collection is probable involves the use of judgment. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed or determinable, assuming all other revenue recognition criteria have been met. If at the outset of an arrangement we determine that collectability is not probable, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance, expiration of the acceptance period, or when we can demonstrate we meet the acceptance criteria. We evaluate contract terms and customer information to ensure that these criteria are met prior to our recognition of license fee revenue.

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

Hosting Services

We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the contractual term. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of the Company’s fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services at which point the up-front fees are recognized ratably over the contractual term of the customer arrangement. ASP transactional fees are recorded monthly as earned.

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

We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of our intangible assets. When impairment indicators are identified with respect to our previously recorded intangible assets with finite useful lives, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure the impairment as the difference between the carrying value of the asset and the fair value of the asset, which is measured using discounted cash flows. Indefinite-lived intangible assets are assessed annually for impairment by comparing the fair value of such intangible assets, measured using discounted cash flows, to the respective carrying value. To the extent the fair value is less than the associated carrying value, impairment is recorded. Significant management judgment is required in forecasting future operating results, which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and other long-lived assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

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

Interest Rate Risk

We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2011 and September 30, 2010:

	June 30, 2011			September 30, 2010
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$140,918	$140,917	0.16%	$146,199	$146,199	0.10%
Short-term investments	117,596	117,593	0.16%	68,554	68,615	0.94%

	$258,514	$258,510	0.16%	$214,753	$214,814	0.37%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity,” above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at June 30, 2011 and September 30, 2010:

	June 30, 2011			September 30, 2010
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)
$275 million Senior Notes	$267,000	$267,000	$301,034	$275,000	$275,000	$315,019
$245 million Senior Notes	$245,000	$245,000	$256,052	$245,000	$245,000	$258,727

We have interest rate risk with respect to our unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 0.30% to 0.55% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of June 30, 2011 and September 30, 2010 we had no outstanding borrowings on this facility.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2011 and September 30, 2010:

	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,250	$1,297	$—
Euro (EUR)	EUR 4,800	6,938	—

Buy foreign currency:
British pound (GBP)	GBP 3,907	6,250	—

	September 30, 2010
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,300	$1,258	$—
Euro (EUR)	EUR 5,460	$7,446	—

Buy foreign currency:
British pound (GBP)	GBP 3,672	$5,800	—

The forward foreign currency contracts were all entered into on June 30, 2011 and September 30, 2010, respectively; therefore, the fair value was $0 on each of those dates.

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

On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit related in part to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We alleged in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We sought injunctive relief and compensatory damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motions to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. On July 24, 2009, the Court issued a summary judgment order, which limited the claims to be tried. The Court dismissed our antitrust, contract, and certain false advertising claims. The Court allowed our trademark infringement, unfair competition, and passing off claims to proceed to trial. After a three-week trial on these claims, the jury ruled in the defendants’ favor on November 20, 2009. We filed post-trial motions to address issues in the trial, and the defendants filed post-trial motions seeking payment of certain attorneys’ fees and costs. On May 10, 2010, the Court issued a ruling denying our post-trial motions and substantially denying defendants’ motions for attorneys’ fees and costs (other than an award to TransUnion LLC for certain fees associated with our contract claims). On May 17, 2010, we entered into a settlement agreement with TransUnion LLC pursuant to which, among many other terms, TransUnion LLC released all claims to the fee award and was dismissed from the lawsuit. On August 20, 2010, we filed an appeal with the U.S. Court of Appeals for the Eighth Circuit appealing the results from the district court, including the dismissal of our antitrust claims and certain rulings fundamental to our trademark and false advertising claims. On November 4, 2010, the remaining defendants, Experian Information Solutions, Inc. and VantageScore Solutions LLC, filed an appeal regarding the denial of their motions for attorneys’ fees. A hearing before the Eighth Circuit was held on May 12, 2011, and a ruling is expected later in 2011.

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

Due to ongoing uncertainty in economic conditions and weakness in financial credit markets, the fair value of our businesses has declined. If difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our businesses. Such further declines in fair value may require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.

Our products have long and variable sales cycles. If we do not accurately predict these cycles, we may not forecast our financial results accurately, and our stock price could be adversely affected.

We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our selling approach is complex as we look to sell multiple products and services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our sales approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for licensing our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products because purchasing our products typically involves a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. This may cause customers, particularly those experiencing financial stress, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.

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

•

Laws and regulations that limit the use of credit scoring models such as state “mortgage trigger” laws, state “inquiries” laws, state insurance restrictions on the use of credit based insurance scores, and the Consumer Credit Directive in the European Union;

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

•	Extension of credit to consumers through the Electronic Fund Transfers Act, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, advertising, endorsements and testimonials and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act;

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification;

•	The implementation of the Emergency Economic Stabilization Act of 2008 by federal regulators to manage the financial crisis in the United States;

•	Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act; and

•	Laws and regulations regarding export controls as they apply to FICO products delivered in non-US countries.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	18,746	$29.13	14,070	$156,874,059
May 1, 2011 through May 31, 2011	540,812	$28.96	540,602	$141,217,715
June 1, 2011 through June 30, 2011	668,751	$28.75	666,000	$122,055,128

	1,228,309	$28.85	1,220,672	$122,055,128

(1)	In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program does not have a fixed expiration date.
(2)	Includes 7,637 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010).

3.2	By laws of Fair Isaac Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on February 8, 2010).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101	The following materials from Fair Isaac Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statement of stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: August 8, 2011
	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Senior Vice President and Chief Financial Officer (for Registrant as duly authorized officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q

For The Quarterly Period Ended June 30, 2011

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Incorporated by Reference

3.2	By Laws of Fair Isaac Corporation	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101	The following materials from Fair Isaac Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statement of stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.	Filed Electronically