Form 10-K
period 2011-09-30
FAIR ISAAC CORP
filed 2011-11-18
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of March 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $540,420,207 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on October 31, 2011 was 35,701,425 (excluding 53,155,358 shares held by the Company as treasury stock).

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2012.

FORWARD LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2012.

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

We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in over 90 countries use our Decision Management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers and healthcare organizations. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure in the United States of credit risk, empowering them to manage their financial health.

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

PRODUCTS AND SERVICES

We help businesses automate, improve and connect decisions across the enterprise, an approach we commonly refer to as Decision Management. Most of our solutions address customer decisions, including customer targeting and acquisition, account origination, customer management, fraud management, collections and recovery. We also help businesses improve noncustomer decisions such as transaction and claims processing. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

Our Segments

We categorize our products and services into the following three operating segments:

•

Applications. This segment includes pre-configured Decision Management applications designed for a specific type of business problem or process—such as marketing, account origination, customer management, fraud and insurance claims management—as well as associated professional services.

•

Scores. This segment includes our business-to-business scoring solutions and services, our myFICO® solutions for consumers, and associated professional services. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to clients directly.

•	Tools. The Tools segment is composed of software tools that clients can use to create their own custom Decision Management applications, as well as associated professional services.

Comparative segment revenues, operating income and related financial information for fiscal 2011, 2010 and 2009 are set forth in Note 18 to the accompanying consolidated financial statements.

Key Products and Services by Operating Segment

Operating Segment	Key Products and Services
Applications
Marketing	FICO® Precision Marketing Manager FICO® Retail Action Manager

Originations	FICO® Origination Manager FICO® LiquidCredit® service FICO® Capstone® Decision Manager FICO® Capstone® Decision Accelerator

Customer Management	FICO® TRIAD® Customer Manager FICO® Transaction Scores

Fraud	FICO® Falcon® Fraud Manager FICO® Insurance Fraud Manager FICO® Fraud Predictor with Merchant Profiles FICO® Falcon® ID solution FICO® Card Alert Service

Collections & Recovery	FICO® Debt Manager™ solution FICO® Recovery Management System™ solution (“RMS™) FICO® Network Services FICO® PlacementsPlus® service

Analytics	FICO® Predictive Analytics FICO® Custom Decision Optimization FICO® Economic Impact Service FICO® Basel II Analytic Services

Scores
Business-to-business

FICO® Scores

FICO® Expansion® Scores

FICO® Revenue Scores

FICO® Bankruptcy Scores

FICO® Insurance Scores

Property PredictR™, a FICO® Insurance Score

FICO® PreScore® Service

FICO® Credit Capacity Index™

FICO® Medication Adherence Score

FICO® Strategic Default Score

FICO® Economic Impact Index

Business-to-consumer	myFICO® service Score Watch® subscription

Tools	FICO® Blaze Advisor® business rules management system FICO® Model Builder FICO® Decision Optimizer FICO® Xpress Optimization Suite

Our Solutions

Our solutions involve four fundamental disciplines:

•

Predictive analytics that identify the risks and opportunities associated with individual clients, prospects and transactions, in order to detect patterns such as risk and fraud, and that improve the design of decision logic or “strategies”;

•	Data management and profiling that bring extensive consumer information to every decision;

•	Software such as rules management systems that implement business rules, models and decision strategies, often in a real-time environment; and

•	Consulting services that help clients make the most of investments in FICO applications, tools and scores in the shortest possible time.

All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and risks incurred in making decisions.

Applications

We develop industry-tailored Decision Management applications, categorized as Applications, which apply analytics, data management and Decision Management software to specific business challenges and processes. These include credit offer prescreening, insurance claims management and others. Our Applications primarily serve clients in the banking, insurance, healthcare, and retail sectors. Within our Applications segment our fraud solutions accounted for 23%, 20% and 20% of total revenues in each of fiscal 2011, 2010 and 2009, respectively, our customer management solutions accounted for 13%, 14% and 15% of total revenues, in each of these periods, respectively, and our marketing solutions accounted for 10%, 11% and 9% for each of these periods, respectively.

Marketing Applications

The chief offerings for marketing are our FICO® Retail Action Manager and FICO® Precision Marketing Manager. These solutions offer a suite of products, capabilities and services designed to integrate the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs and deliver mathematically optimized offers. Our marketing solutions enable companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and hospitality companies) to execute more efficient and profitable customer interactions. Services offered in our Marketing Solutions include customer data integration services; services that enable real-time marketing through direct consumer interaction channels; campaign management and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.

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

In fiscal 2011, we launched FICO® Origination Manager, our next generation application-to-decisioning processing solution built on a service-oriented architecture (SOA), modularized approach. Our other solutions include the web-based FICO® LiquidCredit® service, which is primarily focused on credit decisions and is offered largely to mid-tier banking institutions. In addition, we offer FICO® Capstone® Decision Manager and FICO® Capstone® Decision Accelerator, a rules-based application based on our FICO® Blaze Advisor® business rules management system. We also offer custom and consortium-based credit risk and application fraud models.

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

We provide customer management solutions for:

Banking. In banking, our leading account and customer management product is the FICO® TRIAD® Customer Manager. The solution is an adaptive control system, so named because it enables businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The TRIAD system is the world’s leading credit account management system, and our adaptive control systems are used by more than 250 issuers. The current version of the TRIAD system enables users to manage risk and communications at both the account and customer level from a single platform. We also offer transaction-based models called FICO® Transaction Scores, which help card issuers identify high-risk behavior more quickly and thus manage their credit card accounts more profitably. We market and sell TRIAD end-user software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc.

Fraud Applications

Our fraud management products improve our clients’ profitability by predicting the likelihood that a given transaction or customer account is experiencing fraud. Our fraud products analyze transactions in real time and generate recommendations for immediate action, which is critical to stopping third-party fraud, as well as first-party fraud and deliberate misuse of account privileges.

Our solutions are designed to detect and prevent a wide variety of fraud and risk types across multiple industries, including credit and debit payment card fraud; deposit account fraud; technical fraud and bad debt; healthcare fraud; Medicaid and Medicare fraud; and property and casualty insurance fraud, including workers’ compensation fraud. FICO fraud solutions protect financial institutions, insurance companies and government agencies from losses and damaged customer relationships caused by fraud and related criminal behavior.

Our leading fraud detection solution is FICO® Falcon® Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon Fraud Manager’s neural network predictive models and patented profiling technology, both further described below in the “Technology” section, examine transaction, cardholder and merchant data to detect a wide range of credit and debit card fraud quickly and accurately. Falcon Fraud Manager analyzes payment card transactions in real time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions.

FICO® Fraud Predictor with Merchant Profiles is used in conjunction with Falcon Fraud Manager to improve fraud detection rates with merchant profiles. Merchant profiles are built using fraud and transactional data that include characteristics that reveal, for example, merchants that have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant.

FICO® Insurance Fraud Manager, which uses predictive modeling to detect claims fraud, abuse and errors before payment identifies suspicious providers as soon as aberrant behavior patterns emerge. FICO offers versions tailored to Healthcare and Workers Compensation.

In addition to the Falcon products, we offer FICO® Card Alert Service. Card Alert Service is a solution for fighting debit and ATM fraud in the U.S. The Card Alert Service identifies and reports counterfeit payment cards to issuers before the majority of them incur fraud losses. The service analyzes daily transactions across multiple financial institutions, and uses this data to pinpoint multi-card fraud and identify common points of compromise.

Collections & Recovery Applications

Our leading solutions in this area are the FICO® Debt ManagerTM solution and the FICO® Recovery Management SystemTM (“RMS”) solution. The Debt Manager solution automates the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. The RMS solution is focused on the later phases of distressed debt management, including bankruptcy and agency management. Companies using the Debt Manager solution and the RMS solution in the U.S. can access partner services such as collection agencies and attorneys via FICO® Network Services, which provides web-based access to and from thousands of third-party collections and recovery service providers, as well as access to multiple data sources and FICO solutions hosted in Active Service Pages (ASP) mode. We also provide the FICO® PlacementsPlus® service, an account placement optimization and management system.

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

We offer FICO® Economic Impact Service, which uses time series modeling of the macro economy to allow lenders to forecast future credit risk performance based on their views of the economy. The resulting insights can be used to adjust current credit policy as well as provide input into the calculation of regulatory capital requirements.

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

Our scoring portfolio also includes the FICO Expansion® Score, which provides scores on U.S. consumers who do not have traditional FICO® Scores, generally because they have too few credit accounts being reported to the credit reporting agencies. The score analyzes multiple sources of non-traditional credit data such as subscription memberships, deposit account activity and utility payment histories. The resulting scores have the same 300—850 score range as the traditional FICO® Score.

Our other solutions include:

•

The FICO® Credit Capacity Index™, the first market-ready predictive analytic to assess a consumer’s ability to pay new debt and is available for use with four credit reporting agencies’ data in markets worldwide. Also, outside of North America, we have installed client-specific versions of the FICO® Credit Capacity Index™ in two countries.

•	The FICO® Economic Impact Index, the first market-ready economic consumer risk measure available for portfolio stress testing as well as individual credit decisions.

The FICO® Score Trends Service is a comprehensive reporting package that allows lenders to drill down into industry FICO® Score trends, indexed by a range of criteria such as industry, geography and time period, in order to regularly analyze their own portfolios, and improve their risk management and forecasting.

Through the combination of these scoring solutions, FICO offers a comprehensive market-ready solution for giving lenders a 360 degree view of the customer, encompassing the risk view (FICO® Score), market view (FICO® Score Trends Service), opportunity view (FICO® Credit Capacity Index™) and economic view (FICO® Economic Impact Index).

Outside of the United States and Canada, we offer, or are close to launching, the FICO® Score, for consumer and/or small and medium enterprises lending, through credit reporting agencies in 11 markets worldwide. We have installed client-specific versions of the FICO® Score in 10 countries. Like FICO® Scores in North America, these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of prospects, applicants and borrowers. FICO® Scores are in use or being implemented in 18 different countries across four continents.

In addition to the scoring solutions noted above, we also offer marketing and bankruptcy scores known as FICO® Revenue Scores and FICO® Bankruptcy Scores through the U.S. credit reporting agencies; an application fraud, revenue and bankruptcy score available in Canada; and commercial credit scores delivered by both U.S. and U.K. credit reporting agencies, and soon to be released in Singapore.

In fiscal 2011, we launched the FICO® Medication Adherence Score. This uses predictive analytics to forecast an individual’s likelihood of taking his or her prescription medication as directed. The FICO Medication Adherence Score is a HIPAA-compliant solution that helps improve drug adherence, boosting therapy effectiveness and reducing health care costs. We also launched the FICO® Strategic Default Score which uses predictive analytics to forecast an individual’s likelihood of defaulting.

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

Through our myFICO® service, we provide solutions based on our analytics to consumers, sold directly by us or through distribution partners. Consumers can use the myFICO.com website to purchase their FICO®

Scores, the credit reports underlying the scores, explanations of the factors affecting their scores, and customized advice on how to manage their scores. Customers can use the myFICO service to simulate how taking specific actions would affect their FICO Score. Consumers can also purchase Equifax’s Score Watch® subscriptions, which deliver alerts via email and short message service or text messages when the user’s scores or balances change. The myFICO products and subscription offerings are available online at www.myfico.com in partnership with two major U.S. credit reporting agencies: Equifax and TransUnion. The myFICO products and subscription offerings are also available to consumers through lenders, financial portals and numerous other partners.

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

The principal products offered are software tools for:

•

Rules Management. The FICO® Blaze Advisor® business rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables business users to propose and preview the impact of changes to decisioning logic, to review and approve proposed changes, and commit those changes to production decisioning, all without demanding IT cycles. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our Decision Management applications. The Blaze Advisor system, available in six languages, is a multi-platform solution that: embeds rules management within existing applications; supports Web Services and SOA, Java 2 Enterprise Edition (J2EE) platforms, Microsoft .NET and COBOL for z/OS mainframes; and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor system is able to process and execute complex, high-volume business rules.

•

Predictive Modeling. FICO® Model Builder enables the user to develop and deploy sophisticated predictive models for use in automated decisions as well as complete scoring routines, such as variable generation, segment logic, scoring, calibration and reason codes. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models and scorecards, which we have developed over more than 40 years, and includes additional algorithms for rapidly discovering variable relationships, predictive interactions and optimal segmentation. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICO Blaze Advisor system.

•

Optimization. FICO® Xpress Optimization Suite provides operations research professionals with world-class solvers and high-productivity tools to quickly design and deliver custom, mathematically optimal solutions for a wide range of industry problems. Xpress includes a powerful modeling and programming language, with robust scalability, to quickly model and solve even the largest optimization problems. Xpress tools are licensed to end users, consultants and independent software vendors in several industries, and are a core component within FICO® Decision Optimizer. Decision Optimizer is a software tool that enables complex, large-scale optimizations involving dozens of networked action-effect models, and enables exploration and simulation of many optimized scenarios along an efficient frontier of options. The data-driven strategies produced by these tools can be executed by the FICO® Blaze Advisor® system or one of our Decision Management applications.

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

In the fraud solutions market, we mainly compete with Actimize, a division of NICE Systems, ID Analytics, Experian, Detica, a division of BAE, SAS and ACI Worldwide, a division of Transaction Systems Architects, in the banking market; IBM and ViPS in the healthcare segment; and SAS, Infoglide Software Corporation, NetMap Analytics and Magnify in the property and casualty and workers’ compensation insurance market.

In the collections and recovery solutions market, we mainly compete with CGI, Experian, and various boutique firms for software and ASP servicing and in-house scoring and computer science departments, along with the three major U.S. credit reporting agencies and Experian-Scorex for scoring and optimization projects.

In the insurance and healthcare solutions market, we mainly compete with Emdeon, Ingenix, ViPS, MedStat, Detica, a division of BAE, SAS, Verisk Analytics and IBM.

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

Tools

Our primary competitors in this segment include IBM, SAS, Pegasystems and Angoss.

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail and healthcare. End users of our products include 91 of the 100 largest financial institutions in the United States, and more than half of the largest 100 banks in the world. Our clients also include more than 400 insurers, including the top ten U.S. property and casualty insurers; more than 200 retailers and general merchandisers, including about one-third of the top 100 U.S. retailers; more than 100 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including nine of the world’s top ten pharmaceuticals companies. All of the top ten companies on the 2011 Fortune 500 list use FICO’s solutions.

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

During fiscal 2011, 2010 and 2009, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 18%, 20%, and 19% of our total revenues, respectively.

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

Our largest market segments outside the United States are the United Kingdom and Canada. In addition, we have delivered products to users in over 90 countries.

Revenues from international customers, including end users and resellers, amounted to 37%, 35% and 32% of our total revenues in fiscal 2011, 2010 and 2009, respectively. See Note 18 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

Research and Development Activities

Our research and development expenses were $62.1 million, $73.6 million and $73.6 million in fiscal 2011, 2010 and 2009, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

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

We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 102 U.S. and 14 foreign patents with 104 applications pending.

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

We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 31 trademarks registered in the U.S. and select foreign countries.

PERSONNEL

As of September 30, 2011, we employed 2,023 persons worldwide. Of these, 286 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, 246 full-time employees were located in our San Rafael, California office, 287 full-time employees were located in our San Diego, California office, 355 full-time employees were located in our India-based office and 215 full-time employees were located in our United Kingdom-based offices. None of our employees is covered by a collective bargaining agreement, and no work stoppages have been experienced.

Information regarding our officers is included in Item 10 of this report.

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

We expect that revenues derived from our scoring solutions, fraud solutions, customer management solutions and tools will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

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

We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our revenues and profits. Certain of our large customers were negatively impacted by the recent financial crisis. If these customers continue to be negatively impacted, or if the terms of these relationships otherwise change, our revenues and operating results could decline.

Most of our customers are relatively large enterprises, such as banks, credit card processors, insurance companies, healthcare firms and retailers. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.

In addition, since mid-2007, global financial markets have suffered substantial stress, volatility, illiquidity and disruption. The potential for increased and continuing economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Such disruption would result in a continued decline in the volume of transactions that we execute for our customers.

We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. The loss of or a significant change in a relationship with one of these credit reporting agencies with respect to their distribution of our products or with respect to our myFICO® offerings, the loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with a significant third-party distributor or the delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.

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

Our reengineering initiative may cause our growth prospects and profitability to suffer.

As part of our management approach, we implemented an ongoing reengineering initiative designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. Our reengineering initiative may not be successful over the long term as a result of our failure to reduce expenses at the anticipated level, or a lower, or no, positive impact on revenues from strategic resource allocation. If our reengineering initiative is not successful over the long term, our revenues, results of operations and business may suffer.

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

Due to recent uncertainty in economic conditions and weakness in financial credit markets, the fair value of our businesses has declined. If difficult market and economic conditions continue over a sustained period, we may experience a further decline in the fair value of one or more of our businesses. Such further declines in fair value may require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.

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

Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:

•	Use of data by creditors and consumer reporting agencies. Examples in the U.S. include the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act (“FACTA”);

•

Laws and regulations that limit the use of credit scoring models such as state “mortgage trigger” laws, state “inquiries” laws, state insurance restrictions on the use of credit based insurance scores, and the Consumer Credit Directive in the European Union;

•

Fair lending laws, such as the Truth In Lending Act (“TILA”) and Regulation Z, as amended by the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“Credit CARD Act of 2009”), and the Equal Credit Opportunity Act (“ECOA”) and Regulation B;

•

Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”); the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”); the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”); identity theft, file freezing, security breach notification and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, advertising, endorsements and testimonials and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act;

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification;

•	The implementation of the Emergency Economic Stabilization Act of 2008 by federal regulators to manage the financial crisis in the United States;

•	Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act and the many regulations mandated by that Act; and

•	Laws and regulations regarding export controls as they apply to FICO products delivered in non-US countries.

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

In response to market disruptions over the past several years, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, and implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets over the long term, our business, financial condition, results of operations and prospects could be materially and adversely affected. Whether or not legislative or regulatory initiatives or other efforts designed to address recent economic conditions successfully stabilize and add liquidity to the financial markets over the long term, we may need to modify our strategies, businesses or operations, and we may incur additional costs in order to compete in a changed business environment.

Our revenues depend, to a great extent, upon conditions in the banking (including consumer credit) and insurance industries. If our clients’ industries continue to experience a downturn, it will likely harm our business, financial condition or results of operations.

During fiscal 2011, 78% of our revenues were derived from sales of products and services to the banking and insurance industries. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in the fall of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such increased or continuing disruption would result in a continued decline in the revenue we receive from financial and other institutions.

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

Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. The widespread economic downturn negatively affected the businesses and purchasing decisions of companies in the industries we serve. The potential for increased and continuing disruptions present considerable risks to our businesses and operations. If global economic conditions experience stress and negative volatility, or if there is an escalation in regional or global conflicts or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business, results of operations and liquidity.

Whether or not legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur additional costs in order to compete in a changed business environment. Given the volatile nature of the global economic environment and the uncertainties underlying efforts to stabilize it, we may not timely anticipate or manage existing, new or additional risks, as well as contingencies or developments, which may include regulatory developments and trends in new products and services. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

In operations outside the United States, we are subject to unique risks that may harm our business, financial condition or results of operations.

A growing portion of our revenues is derived from international sales. During fiscal 2011, 37% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Certain provisions of our Restated Certificate of Incorporation, as amended, could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding voting stock. These factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in control or changes in our management, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

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

Our leased properties include:

•

approximately 246,000 square feet of office, data center, and data processing space in Arden Hills and Minneapolis, Minnesota, in seven buildings under leases expiring in 2012 or later; 68,000 square feet of this space is subleased to third parties;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in 2020;

•	approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in 2019; and

•

an aggregate of approximately 306,000 square feet of office and data center space in: Annandale, VA; Austin, TX; Bangalore, India; Bangkok, Thailand; Beijing, China; Birmingham, United Kingdom; Chicago, IL; Hong Kong, China; Gauteng, Malaysia; London, United Kingdom; Madrid, Spain; Melbourne, Australia; Moscow, Russia; Mumbai, India; Munich, Germany; New Castle, DE; New York, NY; Norcross, GA; San Jose, CA; Sao Paulo, Brazil; Seoul, Korea; Shanghai, China; Singapore, Singapore; Sydney, Australia; Taipei City, Taiwan; Tokyo, Japan; Toronto, Canada; and Westminster, CO; 49,000 square feet of this space is subleased to third parties.

See Note 19 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3.	Legal Proceedings

On October 11, 2006, we filed a lawsuit in the U.S. District Court for the District of Minnesota captioned Fair Isaac Corporation and myFICO Consumer Services Inc. v. Equifax Inc., Equifax Information Services LLC, Experian Information Solutions, Inc., TransUnion LLC, VantageScore Solutions LLC, and Does I through X. The lawsuit related in part to the development, marketing, and distribution of VantageScore, a credit score product developed by VantageScore Solutions LLC, which is jointly owned by the three national credit reporting companies. We alleged in the lawsuit violations of antitrust laws, unfair competitive practices and false advertising, trademark infringement, and breach of contract. We sought injunctive relief and compensatory damages. On June 6, 2008, we entered into a settlement agreement with Equifax Inc. and Equifax Information Services LLC, and on June 13, 2008, Equifax Inc. and Equifax Information Services LLC were formally dismissed from this lawsuit. On February 9, 2009, the Court granted our motions to strike counterclaims the remaining defendants had attempted to bring against us in the case, allowing them to assert only a counterclaim for trademark cancellation. On July 24, 2009, the Court issued a summary judgment order, which limited the claims to be tried. The Court dismissed our antitrust, contract, and certain false advertising claims. The Court allowed our trademark infringement, unfair competition, and passing off claims to proceed to trial. After a three-week trial on these claims, the jury ruled in the defendants’ favor on November 20, 2009. We filed post-trial motions to address issues in the trial, and the defendants filed post-trial motions seeking payment of certain attorneys’ fees and costs. On May 10, 2010, the Court issued a ruling denying our post-trial motions and substantially denying defendants’ motions for attorneys’ fees and costs (other than an award to TransUnion LLC for certain fees associated with our contract claims). On May 17, 2010, we entered into a settlement agreement with TransUnion LLC pursuant to which, among many other terms, TransUnion LLC released all claims to the fee award and was dismissed from the lawsuit. On August 20, 2010, we filed an appeal with the U.S. Court of Appeals for the Eighth Circuit appealing the results from the district court, including the dismissal of our antitrust claims and certain rulings fundamental to our trademark and false advertising claims. On November 4, 2010, the remaining defendants, Experian Information Solutions, Inc. and VantageScore Solutions LLC, filed an appeal regarding the denial of their motions for attorneys’ fees. A hearing before the Eighth Circuit was held on May 12, 2011. On August 17, 2011, the Eighth Circuit issued an opinion affirming the findings of the District Court on all issues.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at September 30, 2011, we had 593 shareholders of record of our common stock.

The following table shows the high and low sales prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low
Fiscal 2010
October 1 – December 31, 2009	$23.08	$17.63
January 1 – March 31, 2010	$27.00	$19.54
April 1 – June 30, 2010	$26.27	$20.16
July 1 – September 30, 2010	$25.27	$21.24

Fiscal 2011
October 1 – December 31, 2010	$26.00	$22.95
January 1 – March 31, 2011	$31.81	$22.16
April 1 – June 30, 2011	$31.78	$27.79
July 1 – September 30, 2011	$31.04	$20.89

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each quarter of fiscal 2011, 2010 and 2009. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2011 through July 31, 2011	198,703	$29.82	166,100	$117,115,404
August 1, 2011 through August 31, 2011	1,079,846	$25.67	1,069,000	$89,674,408
September 1, 2011 through September 30, 2011	500,896	$22.54	500,000	$78,404,238

	1,779,445	$25.25	1,735,100	$78,404,238

(1)	Includes 44,345 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2011.

(2)	In June 2010, our Board of Directors approved a common stock repurchase program that allowed us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program was terminated in October 2011. On November 2, 2011, we announced that our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions.

Performance Graph

The follow graph shows the total stockholder return of an investment of $100 in cash on September 30, 2006, in (a) the Company’s Common Stock (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

The Company is listed on the New York Stock Exchange (“NYSE”). As an NYSE-listed company, our Chief Executive Officer must certify annually that he is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of that certification. The most recent Chief Executive Officer’s certification was filed with the NYSE on February 24, 2011.

Item 6.	Selected Financial Data

We acquired Dash Optimization (“Dash”) in January 2008. Results of operations from the acquisition are included prospectively from the date of the acquisition. As a result of this acquisition, the comparability of the data below is impacted.

In April 2008, we completed the sale of our Insurance Bill Review business unit. We accounted for this business unit as a discontinued operation and, accordingly, we have reclassified the selected financial data for all periods presented.

	Fiscal Years Ended September 30,
	2011 (1)	2010 (1)	2009 (1)(2)	2008 (1)	2007 (1)(2)
	(In thousands, except per share data)
Revenues	$619,683	$605,643	$630,735	$744,842	$784,188
Operating income	127,337	113,349	116,747	122,283	160,327
Income from continuing operations	71,562	64,457	65,465	81,186	111,851
Income (loss) from discontinued operations	—	—	(363)	2,766	(7,201)
Net income	71,562	64,457	65,102	83,952	104,650

Basic earnings (loss) per share:
Continuing operations	$1.82	$1.44	$1.35	$1.66	$2.00
Discontinued operations	—	—	(0.01)	0.06	(0.13)

Total	$1.82	$1.44	$1.34	$1.72	$1.87

Diluted earnings (loss) per share:
Continuing operations	$1.79	$1.42	$1.34	$1.64	$1.94
Discontinued operations	—	—	(0.01)	0.06	(0.12)

Total	$1.79	$1.42	$1.33	$1.70	$1.82

Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Working capital (deficit)	$217,983	$225,028	$327,970	$229,071	$(103,173)
Total assets	1,129,468	1,123,716	1,303,888	1,275,253	1,275,771
Senior convertible notes	—	—	—	—	390,963
Senior Notes	512,000	520,000	275,000	275,000	—
Revolving line of credit	—	—	295,000	295,000	170,000
Stockholders’ equity	465,494	474,914	600,269	561,941	566,314

(1)	Results of operations for fiscal years 2011, 2010, 2009, 2008 and 2007 include pre-tax charges of $12.4 million, $1.6 million, $8.7 million, $10.2 million and $2.5 million, respectively, in restructuring expenses.
(2)	Results of operations for fiscal years 2009 and 2007 include a $3.0 million pre-tax loss and a $1.5 million pre-tax gain on the sale of product line assets, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries, and during the years ended September 30, 2011, 2010 and 2009, 78%, 76% and 75%, respectively, of our revenues were derived from within these industries. A significant portion of our remaining revenues are derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues are derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 73%, 75% and 76% of our revenues during fiscal 2011, 2010 and 2009, respectively, were derived from arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring consulting service arrangements.

Our revenues derived from clients outside the United States have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $230.0 million, $209.6 million and $199.8 million in fiscal 2011, 2010 and 2009, respectively, representing 37%, 35% and 32% of total consolidated revenues in each of these years. We expect that the percentage of our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.

General economic conditions stabilized in fiscal 2011 from which we realized overall growth in our revenues of 2% to $619.7 million. However, high levels of unemployment and financial market uncertainty continue to impact our customers in the United States and the pace of global recovery. Consumer and small business lending activity, which is one of the drivers of demand for our services, has stabilized in most markets around the world but in most cases is not yet showing strong growth. We expect growth in consumer lending to continue to lag the general economic recovery. In an effort to respond to these market conditions, we have continued to focus on activities related to our ongoing reengineering initiative. As part of this initiative, we continue to manage our expenses to maintain solid earnings and cash flows and grow revenues through strategic resource allocation. Key components of the initiative include ongoing rationalization of our business portfolio, simplifying management hierarchy, eliminating low-priority positions, investing in high-priority positions, consolidating facilities and managing fixed and variable costs.

In fiscal 2009, we completed additional actions under our reengineering initiative that was initiated in fiscal 2008. These actions were aimed at reducing costs through headcount reductions and facility consolidations. With respect to the headcount reductions, we identified and eliminated 255 positions throughout the Company. Also in connection with the initiative, we sold our LiquidCredit® Service for Telecom (“LCT”) and RoamEx® product line assets, and we fully exited our Cortronics neural research product line, Fast Panel diagnostics product line and advertising services group. During fiscal 2011, we incurred net charges totaling $12.4 million. The charges included $8.2 million for severance costs associated with the reduction of 177 positions throughout the company. We also recognized charges of $4.2 million associated with vacating excess leased space in Minnesota, Georgia and Illinois. Costs for vacating excess leased space represent future cash lease payments, net of estimated sublease income, which will be paid out over the next seven years. For 2012, the operating environment will continue to present challenges for the marketing and growth of our products and services. However, we do expect to derive growth through modest improvements in the credit economy and from the momentum we achieved as a result of our performance in the latter part of 2011.

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

Professional Services Bookings

We calculate professional services bookings as the estimated number of hours to complete a project multiplied by the rate per hour. We estimate the number of hours based on our understanding of the project scope, conversations with customer personnel and our experience in estimating professional services projects. Estimated bookings may differ from actual results primarily due to differences in the actual number of hours incurred. These differences typically result from customer decisions to alter the mix of FICO and internal resources used to complete a project.

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield(1)	Number of Bookings over $1 Million	Weighted- Average Term(2)
	(in millions)			(months)
Quarter ended September 30, 2011	$112.0	13%	14	27
Quarter ended September 30, 2010	$105.6	20%	18	27
Year ended September 30, 2011	$303.6	34%	45	N/M
Year ended September 30, 2010	$283.3	36%	53	N/M

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.
(2)	N/M-Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 43% and 52% of total bookings for the quarters ended September 30, 2011 and 2010, respectively. Professional services bookings were 34% and 32% of total bookings for the quarters ended September 30, 2011 and 2010, respectively. License bookings were 23% and 16% of total bookings for the quarters ended September 30, 2011 and 2010, respectively.

Transactional and maintenance bookings were 44% and 50% of total bookings for the years ended September 30, 2011 and 2010, respectively. Professional services bookings were 36% and 34% of total bookings for the years ended September 30, 2011 and 2010, respectively. License bookings were 20% and 16% of total bookings for the years ended September 30, 2011 and 2010, respectively.

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

Divestiture Activity

In June 2009, we signed definitive agreements to sell the assets associated with our Liquid Credit® for Telecom (LCT) and RoamEx® product lines for $6.2 million in cash. We recognized a combined $3.0 million pre-tax loss, and a $3.9 million after-tax loss on the sales, as the goodwill associated with the sale of these product lines was not deductible for income tax purposes. LCT and RoamEx solutions were included in our Applications segment. Revenues attributable to the LCT and RoamEx product lines were $15.7 million during fiscal 2009. The earnings contribution from the LCT and RoamEx product lines were not significant to our fiscal 2009 results of operations.

Segment Information

We are organized into the following three reportable segments: Applications, Scores and Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2011, 2010 and 2009 are set forth in Note 18 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Continuing Operations

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated.

				Period-to-Period Change		Period-to-Period Percentage Change
	Revenues Fiscal Year			2011 to 2010	2010 to 2009	2011 to 2010	2010 to 2009
Segment	2011	2010	2009
	(In thousands)			(In thousands)
Applications	$383,028	$367,258	$383,130	$15,770	$(15,872)	4%	(4)%
Scores	168,567	172,339	179,575	(3,772)	(7,236)	(2)%	(4)%
Tools	68,088	66,046	68,030	2,042	(1,984)	3%	(3)%

Total Revenues	$619,683	$605,643	$630,735	14,040	(25,092)	2%	(4)%

	Percentage of Revenues Fiscal Year
Segment	2011	2010	2009
Applications	62%	61%	61%
Scores	27%	28%	28%
Tools	11%	11%	11%

Total Revenues	100%	100%	100%

Applications

	Fiscal Year			Period-to-Period Change		Period-to-Period Percentage Change
Applications	2011	2010	2009	2011 to 2010	2010 to 2009	2011 to 2010	2010 to 2009
	(In thousands)			(In thousands)
Transactional and maintenance	258,736	$257,275	$274,123	$1,461	$(16,848)	1%	(6)%
Professional services	100,921	86,097	92,000	14,824	(5,903)	17%	(6)%
License	23,371	23,886	17,007	(515)	6,879	(2)%	40%

Total	$383,028	$367,258	$383,130	15,770	(15,872)	4%	(4)%

Applications segment revenues increased $15.8 million in fiscal 2011 from fiscal 2010 due to an $18.2 million increase in our fraud solutions and a $6.0 million increase in our originations solutions. These increases were partially offset by a $4.8 million decrease in our customer management solutions, and a $3.6 million decrease from our other Applications solutions.

The increase in fraud solutions was attributable to higher volumes associated with transactional-based agreements, increased software sales of FICO® Falcon® Fraud Manager and FICO® Insurance Fraud Manager, and increased services related to these software sales. The increase in originations solutions was attributable to an increase in professional services, and sales of a new product, FICO® Originations Manager, partially offset by a decrease in volumes associated with transactional-based agreements on existing products. The decrease in customer management solutions was attributable to a decline in license revenue and a decline in professional services.

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

The decrease in originations solutions was attributable to a decrease in volumes associated with transactional-based agreements, a decline in professional services and the June 2009 divestiture of our LCT product line, which accounted for $9.1 million of revenue during the year ended September 30, 2009. The decrease in customer management solutions was attributable to a decrease in volumes associated with transactional-based agreements and a decline in implementation services. The increase in our marketing solutions revenues was attributable to sales of a new product, FICO® Retail Action Manager. In addition, although revenues from our fraud solutions revenues remained consistent from fiscal 2009 to fiscal 2010, revenues were positively impacted by higher volumes, new sales of FICO® Falcon® Fraud Manager and sales of a new product, FICO® Insurance Fraud Manager. Fraud solutions revenues were negatively impacted by the June 2009 divestiture of our RoamEx product line, which accounted for $6.6 million of revenue during fiscal 2009.

Scores

	Fiscal Year			Period-to-Period Change		Period-to-Period Percentage Change
Scores	2011	2010	2009	2011 to 2010	2010 to 2009	2011 to 2010	2010 to 2009
	(In thousands)			(In thousands)
Transactional and maintenance	$164,918	$170,141	$178,048	$(5,223)	$(7,907)	(3)%	(4)%
Professional services	2,102	2,042	1,527	60	515	3%	34%
License	1,547	156	—	1,391	156	892%	—%

Total	$168,567	$172,339	$179,575	(3,772)	(7,236)	(2)%	(4)%

Scores segment revenues decreased $3.8 million in fiscal 2011 from 2010 due to a $2.1 million decrease in our myFICO® business-to-consumer services revenues and a $1.7 million decrease in our business-to-business scores revenues. The decline in business-to-consumer services was primarily attributable to a decrease in royalties derived from scores sold indirectly to consumers through credit reporting agencies. This decline was partially offset by stronger direct sales generated from the myFICO.com website. Business-to-business scores revenues decrease was mainly attributable to a decrease in credit bureau risk scores revenues.

Scores segment revenues decreased $7.2 million in fiscal 2010 from 2009 due to a $5.4 million decrease in our myFICO® business-to-consumer services revenues and a $1.8 million decrease in our business-to-business scores revenues. The decline in our business-to-consumer services was primarily attributable to Experian terminating its relationship with myFICO.com in February 2009. Business-to-business scores revenue was impacted by a $3.4 million reduction in scores used for marketing purposes, mainly due to a decline in volumes of prescreening initiatives by our customers.

During fiscal 2011, 2010 and 2009, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18%, 20% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Fiscal Year			Period-to-Period Change		Period-to-Period Percentage Change
Tools	2011	2010	2009	2011 to 2010	2010 to 2009	2011 to 2010	2010 to 2009
	(In thousands)			(In thousands)
Transactional and maintenance	$29,776	$28,071	$26,531	$1,705	$1,540	6%	6%
Professional services	12,918	14,739	18,886	(1,821)	(4,147)	(12)%	(22)%
License	25,394	23,236	22,613	2,158	623	9%	3%

Total	$68,088	$66,046	$68,030	2,042	(1,984)	3%	(3)%

Tools segment revenues increased $2.0 million in fiscal 2011 from fiscal 2010 primarily due to an increase in license and maintenance revenues related to our FICO® Blaze Advisor® product. The increase was partially offset by a decrease in license sales related to our FICO® Model Builder and FICO® Decision Optimizer products, and a decrease in professional services related to our FICO® Blaze Advisor® as a result of the completion of several large installations in the prior year.

Tools segment revenues decreased $2.0 million in fiscal 2010 from fiscal 2009 primarily due to a decrease of license and professional services sales related to our FICO® Blaze Advisor® product, which was negatively impacted by the current business environment. Professional services revenue declined due to the completion of several large installations in prior periods and fewer implementation services due to a reduction in FICO® Blaze Advisor® license sales. These decreases were partially offset by an increase in revenues from our FICO® Model Builder and FICO® Decision Optimizer products.

Operating Expenses and Other Income (Expense)

The following tables set forth certain summary information related to our consolidated statements of income for the fiscal years indicated.

				Period-to-Period Change		Period-to-Period Percentage Change
	Fiscal Year			2011 to 2010	2010 to 2009	2011 to 2010	2010 to 2009
	2011	2010	2009
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$619,683	$605,643	$630,735	$14,040	$(25,092)	2%	(4)%

Operating expenses:
Cost of revenues	186,470	180,932	206,448	5,538	(25,516)	3%	(12)%
Research and development	62,129	73,581	73,626	(11,452)	(45)	(16)%	—%
Selling, general and administrative	223,615	225,263	209,319	(1,648)	15,944	(1)%	8%
Amortization of intangible assets	7,741	10,901	12,891	(3,160)	(1,990)	(29)%	(15)%
Restructuring	12,391	1,617	8,711	10,774	(7,094)	666%	(81)%
Loss on sale of product line assets	—	—	2,993	—	(2,993)	—%	(100)%

Total operating expenses	492,346	492,294	513,988	52	(21,694)	—%	(4)%

Operating income	127,337	113,349	116,747	13,988	(3,398)	12%	(3)%
Interest income	2,192	1,688	4,717	504	(3,029)	30%	(64)%
Interest expense	(32,364)	(24,124)	(25,481)	(8,240)	1,357	34%	(5)%
Other income, net	290	1,391	1,587	(1,101)	(196)	(79)%	(12)%

Income from continuing operations before income taxes	97,455	92,304	97,570	5,151	(5,266)	6%	(5)%
Provision for income taxes	25,893	27,847	32,105	(1,954)	(4,258)	(7)%	(13)%

Income from continuing operations	71,562	64,457	65,465	7,105	(1,008)	11%	(2)%
Income (loss) from discontinued operations	—	—	(363)	—	363	—%	(100)%

Net income	$71,562	$64,457	$65,102	7,105	(645)	11%	(1)%

Number of employees at fiscal year-end	2,023	2,157	2,086	(134)	71

	Percentage of Revenues Fiscal Year
	2011	2010	2009
Revenues	100%	100%	100%

Operating expenses:
Cost of revenues	30%	30%	33%
Research and development	10%	12%	12%
Selling, general and administrative	36%	37%	33%
Amortization of intangible assets	1%	2%	2%
Restructuring	2%	—%	1%
Loss on sale of product line assets	—%	—%	—%

Total operating expenses	79%	81%	81%

Operating income	21%	19%	19%
Interest income	—%	—%	1%
Interest expense	(5)%	(4)%	(5)%
Other income, net	—%	—%	—%

Income from continuing operations before income taxes	16%	15%	15%
Provision for income taxes	4%	4%	5%

Income from continuing operations	12%	11%	10%
Income (loss) from discontinued operations	—%	—%	—%

Net income	12%	11%	10%

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

Cost of revenues as a percentage of revenues was 30% in fiscal 2011, consistent with fiscal 2010. The fiscal year 2011 over 2010 increase of $5.5 million in cost of revenues resulted from a $13.3 million increase in personnel and labor costs, partially offset by a $4.2 million decrease in third party software and data cost, a $3.0 million decrease in facilities and infrastructure costs, and a $0.6 million decrease in other expenses. The increase in personnel and other labor-related costs was attributable to an increase in salary and related benefit costs as a result of increased consulting services activities, and an increase in incentive cost. The decrease in third party software and data costs was attributable to decreased sales that require data acquisition. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

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

In fiscal 2012, we expect that cost of revenues as a percentage of revenues will be consistent with those incurred during fiscal 2011.

Research and Development

Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.

Research and development as a percentage of revenues was 10% in fiscal 2011, as compared to 12% in fiscal 2010. The decrease of $11.5 million in research and development expenditures was attributable primarily to a $8.7 million decrease in personnel and related costs, a $2.1 million decrease in facilities and infrastructure costs, and a $0.7 million decrease in other expenses. The decrease in personnel and related costs was due to decreased salary and related benefit costs, partially offset by a higher incentive cost for fiscal 2011. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

Research and development as a percentage of revenues was 12% in fiscal 2010, consistent with fiscal 2009. Research and development expenditures for fiscal 2010 were consistent with expenditures for fiscal 2009.

In fiscal 2012, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during fiscal 2011 as we continue to invest in our Decision Management solutions.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues was 36% in fiscal 2011, as compared to 37% in fiscal 2010. The fiscal 2011 over 2010 decrease of $1.6 million in selling, general and administrative expenses was attributable to a $5.5 million decrease in marketing expenses and a $2.4 million decrease in facilities and infrastructure costs, partially offset by a $4.8 million increase in personnel and related costs and a $1.5 million increase in other costs. The decrease in marketing expenses was due to a reduction in marketing programs in areas that were not producing the anticipated sales results. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities. The increase in personnel and related cost was due to increased salary, commission and incentive expenses.

Selling, general and administrative expenses as a percentage of revenues was 37% in fiscal 2010, as compared to 33% in fiscal 2009. The fiscal 2010 over 2009 increase of $15.9 million in selling, general and administrative expenses was attributable to an $18.6 million increase in personnel and related costs, a $2.8 million increase in travel expenses and a $1.6 million increase in marketing expenses, partially offset by a $3.9 million decrease in professional fees and a $3.2 million decrease in other costs, which includes bad debt expense, taxes and licenses and other miscellaneous expenses. The increase in personnel and related costs was primarily due to increased commissions and salaries and benefits for the year ended September 30, 2010. The increase in travel expenses was due to increased travel to support sales efforts. The increase in marketing expense was attributable to an increase in marketing campaigns and related activities. The decline in professional fees was primarily due to decreased legal fees.

In fiscal 2012, we expect that selling, general and administrative expenses as a percentage of revenues will be slightly lower than those incurred during fiscal 2011.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Our definite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over periods ranging from five to fifteen years.

The fiscal 2011 over 2010 decline of $3.2 million in amortization expense was attributable mainly to certain intangible assets associated with our London Bridge acquisition becoming fully amortized during fiscal 2010.

The fiscal 2010 over 2009 decline of $2.0 million in amortization expense was attributable mainly to certain intangible assets associated with our London Bridge acquisition becoming fully amortized.

In fiscal 2012, we expect amortization expense will be slightly lower than the amortization expense incurred in 2011 due to certain intangible assets related to our Dash acquisition becoming fully amortized during fiscal 2012.

Restructuring

The following table sets forth certain summary information on restructuring expenses:

	Fiscal Year
	2011	2010	2009
	(In thousands)
Severance costs	$8,165	$742	$5,485
Lease exit costs and other adjustments	4,226	875	3,226

Total restructuring expense	$12,391	$1,617	$8,711

In fiscal 2011 we eliminated 177 positions across the company and incurred charges of $8.2 million for severance costs. Cash payments for substantially all the severance costs have been paid by the end of fiscal 2011. We also recognized charges of $4.2 million associated with vacating excess leased space. Costs for vacating excess leased space represent future cash lease payments, net of estimated sublease income, which will be paid out over the next seven years.

In fiscal 2010 we incurred restructuring expenses of $1.6 million. The expenses include a $0.9 million charge related to lease exit activities and $0.7 million for severance costs, which was paid in fiscal 2011.

In fiscal 2009, we incurred restructuring charges of $8.7 million. The charges include $5.5 million, net charge for severance costs associated with the reduction of 255 positions throughout the Company and a reversal of accrued expenses as a result of favorable adjustments. All severance costs were paid in fiscal 2009. We also recognized a $3.2 million, net charge associated with lease exit activities and a reversal of accrued expenses as a result of favorable adjustments.

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

The fiscal 2011 over 2010 increase of $0.5 million in interest income was attributable to interest received on tax refunds in fiscal 2011 partially offset by lower average investment balances and a decline in interest rates and investment income yields due to market conditions.

The fiscal 2010 over 2009 decrease of $3.0 million in interest income was due mainly to a decline in interest rates and investment yields due to market conditions and a decrease in average investment balances outstanding.

Interest Expense

In fiscal 2011, interest expense included interest on the Senior Notes issued in May 2008 and July 2010. In fiscal 2010, interest expense included interest on the Senior Notes issued in May 2008 and July 2010 and borrowings under our revolving credit facility. In fiscal 2009, interest expense included interest on the Senior Notes issued in May 2008 and borrowings under our revolving credit facility.

The fiscal 2011 over 2010 increase of $8.2 million in interest expense was attributable to the higher average interest rate on our July 2010 Senior Notes as compared to our revolving credit facility.

The decrease in interest expense of $1.4 million in fiscal 2010 compared to fiscal 2009 was the result of lower average interest rates on our revolving line of credit in fiscal 2010 partially offset by interest expense recorded on our $245 million Senior Notes issued in July 2010.

In fiscal 2012, we expect that interest expense will be consistent with what we incurred during fiscal 2011.

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

Other income, net was $0.3 million in fiscal 2011, compared to $1.4 million in 2010. The decrease was primarily attributable to a non-recurring sale of a patent in fiscal 2010.

Other income, net was $1.4 million in fiscal 2010, compared to $1.6 million in 2009. The decrease was primarily attributable to an increase in exchange rate losses, partially offset by a non-recurring sale of a patent in fiscal 2010.

Provision for Income Taxes

Our effective tax rates were 26.6%, 30.2% and 32.9% in fiscal 2011, 2010 and 2009, respectively.

The decrease in our effective tax rate in fiscal 2011 compared with fiscal 2010 was largely due to a one-time $1.1 million discrete entry recorded in the recognition of the 2010 extension of the US Federal Research and Development Credit and a manufacturing deduction rate increase. In addition, there was a one-time Foreign Tax Credit benefit related to an intercompany dividend.

The decrease in our effective tax rate in fiscal 2010 compared with fiscal 2009 was due to benefits recognized from the completion of a research and development credit study and an adjustment in tax reserves. This decrease was partially offset by the effect from the expiration of the U.S federal research and development tax credit. We were unable to recognize this tax credit during fiscal 2010 as legislation providing for reinstatement of this credit had not yet been enacted. The decrease in our effective tax rate in fiscal 2010 was also due to a higher tax rate in fiscal 2009 from the sale of our RoamEx and LCT product lines. These product line sales included a write-off of goodwill that was not deductible for income tax purposes.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal years indicated.

	Fiscal Year			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2011	2010	2009	2011 to 2010	2010 to 2009	2011 to 2010	2010 to 2009
	(In thousands)			(In thousands)
Applications	$106,561	$93,275	$112,589	$13,286	$(19,314)	14%	(17)%
Scores	113,398	110,651	122,202	2,747	(11,551)	2%	(9)%
Tools	13,690	8,412	7,354	5,278	1,058	63%	14%
Unallocated corporate expenses	(70,680)	(69,166)	(80,868)	(1,514)	11,702	2%	(14)%

Total segment operating income	162,969	143,172	161,277	19,797	(18,105)	14%	(11)%
Unallocated share-based compensation	(15,500)	(17,305)	(19,935)	1,805	2,630	(10)%	(13)%
Unallocated amortization expense	(7,741)	(10,901)	(12,891)	3,160	1,990	(29)%	(15)%
Unallocated restructuring	(12,391)	(1,617)	(8,711)	(10,774)	7,094	666%	(81)%
Unallocated loss on sale of product line assets	—	—	(2,993)	—	2,993	—%	(100)%

Operating income	$127,337	$113,349	$116,747	13,988	(3,398)	12%	(3)%

The increase in operating income between fiscal 2011 and 2010 of $14.0 million was attributable to an increase in segment revenues, a decrease in segment operating expenses and reductions in amortization and share-based compensation expenses, partially offset by an increase in restructuring cost and unallocated corporate expenses. At the segment level, our segment operating income increased across all segments—$13.3 million increase in our Applications segment, $2.7 million increase in our Scores segment and $5.3 million increase in our Tools segment.

The increase in our Applications segment operating income was attributable to an increase in revenue, partially offset by an increase in operating expenses.

The increase in our Scores segment operating income was attributable to a decrease in operating expenses due to decreased marketing activities, partially offset by a decline in revenues in both business-to-business scores and business-consumer services.

In our Tools segment, the increase in segment operating income was primarily attributed to a decrease in operating expenses and an increase in FICO Blaze Advisor revenues, partially offset by a decline in FICO Model Builder and FICO Decision Optimizer revenues.

The decline in amortization expense was attributable mainly to certain intangible assets associated with our London Bridge acquisition that became fully amortized during fiscal 2010.

The decrease in operating income between fiscal 2010 and 2009 of $3.4 million was attributable to a decrease in segment revenues, partially offset by a reduction in segment and corporate operating expenses, which was driven by our reengineering initiative, a decrease in restructuring expenses, a decrease in loss on sale of product line assets, a decrease in share-based compensation expense and a decrease in amortization expenses. Under the reengineering initiative, we reduced operating costs through staff reductions, facility consolidations and restriction of discretionary expenditures. At the segment level, our segment operating income was negatively impacted by a $19.3 million decrease in our Applications segment, and an $11.6 million decrease in our Scores segment partially offset by a $1.1 million increase in our Tools segment.

The decrease in our Applications segment operating income was attributable to a decrease in revenue and an increase in operating expenses as we continued to invest in our Decision Management solutions.

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

Capital Resources and Liquidity

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $136.2 million in fiscal 2011 compared to $105.8 million in fiscal 2010. The 30.4 million increase was mainly attributable to the increased cash provided by accounts receivable, prepaid expenses and other assets, and other liabilities. The increase was partially offset by increased cash used for accrued compensation and employee benefits.

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

Cash Flows from Investing Activities

Net cash used by investing activities totaled $51.7 million in fiscal 2011 compared to net cash provided of $110.6 million in fiscal 2010. The change was driven by $37.8 million in cash used for purchases of marketable securities, net of sales and proceeds from maturities during fiscal 2011 compared to $125.9 million in proceeds from maturities and sales of marketable securities, net of purchases, during fiscal 2010.

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

Cash Flows from Financing Activities

Net cash used in financing activities totaled $94.0 million in fiscal 2011, compared to $248.5 million in fiscal 2010. The decrease in cash used in financing activities was primarily due to the $104.7 million decrease of cash paid to repurchase common stock, and the repayment of $295 million of debt outstanding on our revolving line of credit in fiscal 2010, partially offset by cash provided from the issuance of $245 million of Senior Notes on July 14, 2010.

Net cash used in financing activities totaled $248.5 million in 2010, compared to $18.8 million in fiscal 2009. The increase in cash used in financing activities was primarily due to the $196.1 million of cash paid to repurchase common stock during the year ended September 30, 2010 and the repayment of $295 million of debt outstanding on our revolving line of credit, partially offset by cash provided from the issuance of $245 million of Senior Notes on July 14, 2010.

Repurchases of Common Stock

From time to time, we repurchase our common stock in the open market. During fiscal 2011, 2010 and 2009, we expended $96.3 million, $198.0 million and $18.5 million, respectively, in connection with our repurchase of common stock. In June 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $250.0 million. As of September 30, 2011, we had $78.4 million remaining under this authorization. For a description of recent Board Authorization, see Note 23 to the financial statements in Item 8 of this report.

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2011, 2010 and 2009. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of September 30, 2011, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

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

Capital Resources and Liquidity Outlook

As of September 30, 2011, we had $241.6 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until May 2013. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Contractual Obligations

The following is a summary of our contractual obligations at September 30, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Senior Notes (1)	$8,000	$49,000	$8,000	$71,000	$60,000	$316,000	$512,000
Interest due on debt obligations (2)	31,013	30,503	27,382	26,873	22,136	45,999	183,906
Operating lease obligations	22,669	19,615	18,237	15,425	13,101	30,242	119,289
Purchase obligations (3)	5,100	4,400	2,600	—	—	—	12,100
Unrecognized tax benefits (4)	—	—	—	—	—	—	9,539

Total commitments	$66,782	$103,518	$56,219	$113,298	$95,237	$392,241	$836,834

(1)	Represents the unpaid principal amount of our $275 million Senior Notes issued in May 2008 and the $245 million Senior Notes issued in July 2010.
(2)	Interest due on debt obligations represents interest payments on our Senior Notes.
(3)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.
(4)	Unrecognized tax benefits related to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.

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

Multiple-Deliverable Arrangements including Non-Software

Each deliverable within a multiple-deliverable revenue arrangement that includes non-software is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls and customer segment pricing strategies and the product lifecycle. We analyze selling prices used in our allocation of arrangement consideration on an annual basis, or more frequently if necessary. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

Valuation of Goodwill and Other Intangible Assets—Impairment Assessment

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations. We amortize our definite-lived intangible assets based on forecasted cash flows associated with the assets over the estimated useful lives. Goodwill is not amortized, but is assessed at least annually for impairment.

The determination of the value of these components of a business combination, as well as associated asset useful lives, requires management to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from product sales and services, maintenance agreements, consulting contracts, customer contracts, and acquired developed technologies and patents or trademarks; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired products and services will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value and useful lives are based upon assumptions believed to be reasonable. Estimates using different assumptions, or unanticipated events and circumstances could produce significantly different results.

We assess potential impairments to our intangible assets when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified with respect to our previously recorded intangible assets with finite useful lives, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected discounted cash flows. Should different conditions prevail, material write downs of net intangible assets and other long-lived assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at the reporting unit levels, which we have determined are the same as our reportable segments, at least annually during the fourth quarter of each fiscal year. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would be an indicator of potential impairment of a reporting unit, with the fair value below its carrying value. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using a weighted combination of discounted cash flow valuation model (known as the income approach) and a comparison of our reporting units to guideline publicly-traded companies (known as the market approach). These methods require estimates of our future revenues, profits, capital expenditures, working capital, costs of capital and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We evaluate historical trends, current budgets, operating plans, industry data, and other relevant factors when estimating these amounts. The determination of an impairment loss, using assumptions that are different from those used in our estimates but in each case reasonable, could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For example, if the economic environment impacts our forecasts beyond what we have anticipated, it could cause the fair value of a reporting unit to fall below its respective carrying value.

The key assumptions that require significant management judgment for the income approach include revenue growth rates and weighted average cost of capital. In our analysis, revenue growth rates were primarily based on third party studies of industry growth rates for each of our reporting units. Within each reporting unit, management refined these estimates based on their knowledge of the product, the needs of our customers and expected market opportunity. The weighted average cost of capital was determined based on publicly available data such as the long-term yield on U.S. treasury bonds, the expected rate of return on high quality bonds and the returns and betas of various equity instruments. As it relates to the market approach, there is less management judgment in determining the fair value of our reporting units other than selecting which guideline publicly-traded companies are included in our peer group.

In the fourth quarter of fiscal 2011 we performed our annual goodwill impairment test. In step one of that test we compared the estimated fair value of each reporting unit to its carrying value. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2011, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test and recorded no goodwill impairment charges for the twelve months ended September 30, 2011.

During our fiscal 2011 goodwill impairment analysis, we concluded the estimated fair values of all of our reporting units substantially exceeded their carrying values. As discussed above, estimates of fair value for all of our reporting units can be affected by a variety of external and internal factors. We believe that the assumptions and estimates utilized were appropriate based on the information available to management. The timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

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

New Accounting Pronouncements Not Yet Adopted

On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

On June 16, 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This update amends ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders’ equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This update amends the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, ASU 2011-08 does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2013. Early adoption is permitted. We do not believe that adoption of ASU 2011-08 will have a significant impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We maintain an investment portfolio consisting mainly of income securities with an average maturity of two years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2011 and 2010:

	September 30, 2011			September 30, 2010
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$135,752	$135,752	0.14%	$146,199	$146,199	0.10%
Short-term investments	105,819	105,826	0.16%	68,554	68,615	0.94%

	$241,571	$241,578	0.15%	$214,753	$214,814	0.37%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2011 and 2010:

	September 30, 2011			September 30, 2010
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$267,000	$267,000	$305,874	$275,000	$275,000	$315,019
July 2010 $245 million Senior Notes	$245,000	$245,000	$266,620	$245,000	$245,000	$258,727

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had no borrowings outstanding under the credit facility as of September 30, 2011.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2011 and 2010:

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	—

	September 30, 2010
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,300	$1,258	$—
Euro (EUR)	EUR 5,460	$7,446	—

Buy foreign currency:
British pound (GBP)	GBP 3,672	$5,800	—

The forward foreign currency contracts were all entered into on September 30, 2011; therefore, the fair value was $0 on that date.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fair Isaac Corporation

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. We also have audited the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Minneapolis, MN

November 18, 2011

FAIR ISAAC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2010
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$135,752	$146,199
Marketable securities available for sale, current portion	105,826	68,615
Accounts receivable, net	104,974	113,187
Prepaid expenses and other current assets	17,929	19,174

Total current assets	364,481	347,175

Marketable securities available for sale, less current portion	4,170	4,367
Other investments	10,934	11,074
Property and equipment, net	33,017	30,975
Goodwill	664,688	665,953
Intangible assets, net	19,498	27,244
Deferred income taxes	25,032	27,774
Other assets	7,648	9,154

Total assets	$1,129,468	$1,123,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,139	$8,765
Accrued compensation and employee benefits	36,470	33,697
Other accrued liabilities	47,031	28,732
Deferred revenue	41,768	42,953
Deferred income taxes	2,090	—
Current maturities on long-term debt	8,000	8,000

Total current liabilities	146,498	122,147

Senior notes	504,000	512,000
Other liabilities	13,476	14,655

Total liabilities	663,974	648,802

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 37,084 and 39,882 shares outstanding at September 30, 2011 and 2010, respectively)	371	399
Paid-in-capital	1,098,388	1,103,244
Treasury stock, at cost (51,773 and 48,975 shares at September 30, 2011 and 2010, respectively)	(1,627,180)	(1,556,253)
Retained earnings	1,015,624	947,202
Accumulated other comprehensive loss	(21,709)	(19,678)

Total stockholders’ equity	465,494	474,914

Total liabilities and stockholders’ equity	$1,129,468	$1,123,716

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2011	2010	2009
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$453,430	$455,487	$478,702
Professional services	115,941	102,878	112,413
License	50,312	47,278	39,620

Total revenues	619,683	605,643	630,735

Operating expenses:
Cost of revenues (1)	186,470	180,932	206,448
Research and development	62,129	73,581	73,626
Selling, general and administrative (1)	223,615	225,263	209,319
Amortization of intangible assets (1)	7,741	10,901	12,891
Restructuring	12,391	1,617	8,711
Loss on sale of product line assets	—	—	2,993

Total operating expenses	492,346	492,294	513,988

Operating income	127,337	113,349	116,747
Interest income	2,192	1,688	4,717
Interest expense	(32,364)	(24,124)	(25,481)
Other income, net	290	1,391	1,587

Income from continuing operations before income taxes	97,455	92,304	97,570
Provision for income taxes	25,893	27,847	32,105

Income from continuing operations	71,562	64,457	65,465
Loss from discontinued operations	—	—	(363)

Net income	$71,562	$64,457	$65,102

Basic earnings (loss) per share:
Continuing operations	$1.82	$1.44	$1.35
Discontinued operations	—	—	(0.01)

Total	$1.82	$1.44	$1.34

Diluted earnings (loss) per share:
Continuing operations	$1.79	$1.42	$1.34
Discontinued operations	—	—	(0.01)

Total	$1.79	$1.42	$1.33

Shares used in computing earnings (loss) per share:
Basic	39,359	44,903	48,658

Diluted	39,988	45,308	48,776

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 8 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended September 30, 2011, 2010 and 2009

	Common Stock		Paid-in- Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Shares	Par Value
	(In thousands, except per share data)
Balance at September 30, 2008	48,473	$485	$1,110,165	$(1,374,455)	$825,109	$637	$561,941
Share-based compensation	—	—	19,935	—	—	—	19,935
Exercise of stock options	148	1	(3,197)	5,027	—	—	1,831
Tax benefit from share based payment arrangements	—	—	(9,545)	—	—	—	(9,545)
Forfeitures of restricted stock	(2)	—	64	(64)	—	—	—
Repurchases of common stock	(832)	(8)	—	(18,492)	—	—	(18,500)
Issuance of ESPP shares from treasury	195	2	(3,848)	6,646	—	—	2,800
Issuance of restricted stock to employees from treasury	174	2	(7,282)	5,938	—	—	(1,342)
Dividends paid ($0.08 per share)	—	—	—	—	(3,887)	—	(3,887)
Net income	—	—	—	—	65,102	—	65,102	$65,102
Unrealized gains on investments, net of tax of $232	—	—	—	—	—	359	359	359
Cumulative translation adjustments	—	—	—	—	—	(18,425)	(18,425)	(18,425)

Balance at September 30, 2009	48,156	482	1,106,292	(1,375,400)	886,324	(17,429)	600,269	$47,036

Share-based compensation	—	—	17,305	—	—	—	17,305
Exercise of stock options	288	3	(5,539)	9,528	—	—	3,992
Tax benefit from share based payment arrangements	—	—	(4,717)	—	—	—	(4,717)
Repurchases of common stock	(8,790)	(88)	—	(197,894)	—	—	(197,982)
Issuance of ESPP shares from							—
treasury	2	—	(18)	55	—	—	37
Issuance of restricted stock to employees from treasury	226	2	(10,079)	7,458	—	—	(2,619)
Dividends paid ($0.08 per share)	—	—	—	—	(3,579)	—	(3,579)
Net income	—	—	—	—	64,457	—	64,457	64,457
Unrealized losses on investments, net of tax benefit of $250	—	—	—	—	—	(387)	(387)	(387)
Cumulative translation adjustments	—	—	—	—	—	(1,862)	(1,862)	(1,862)

Balance at September 30, 2010	39,882	399	1,103,244	(1,556,253)	947,202	(19,678)	474,914	$62,208

Share-based compensation	—		15,500	—	—	—	15,500
Exercise of stock options	554	6	(6,784)	17,581	—	—	10,803
Tax benefit from share based payment arrangements	—	—	(2,599)	—	—	—	(2,599)
Repurchases of common stock	(3,598)	(36)	—	(96,289)	—	—	(96,325)
Issuance of ESPP shares from treasury	1	—	(7)	34	—	—	27
Issuance of restricted stock to employees from treasury	245	2	(10,966)	7,747	—	—	(3,217)
Dividends paid ($0.08 per share)	—	—	—	—	(3,140)	—	(3,140)
Net income	—	—	—	—	71,562	—	71,562	71,562
Unrealized losses on investments, net of tax benefit of $23	—	—	—	—	—	(33)	(33)	(33)
Cumulative translation adjustments	—	—	—	—	—	(1,998)	(1,998)	(1,998)

Balance at September 30, 2011	37,084	$371	$1,098,388	$(1,627,180)	$1,015,624	$(21,709)	$465,494	$131,739

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$71,562	$64,457	$65,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,197	30,918	38,419
Share-based compensation	15,500	17,305	19,935
Deferred income taxes	1,252	6,761	(5,031)
Tax effect from share-based payment arrangements	(2,599)	(4,717)	(9,545)
Excess tax benefits from share-based payment arrangements	(1,664)	(1,158)	(280)
Net amortization of premium on marketable securities	554	2,174	1,057
Provision for (Benefit from) doubtful accounts	(583)	(118)	499
Loss on sale of product line assets	—	—	2,993
Net loss on sales of property and equipment	169	694	115
Changes in operating assets and liabilities, net of disposition effects:
Accounts receivable	8,571	(11,561)	31,316
Prepaid expenses and other assets	2,060	315	36
Accounts payable	(1,749)	(317)	(2,519)
Accrued compensation and employee benefits	3,154	5,413	(976)
Other liabilities	18,727	(3,290)	3,214
Deferred revenue	(2,995)	(1,096)	7,298

Net cash provided by operating activities	136,156	105,780	151,633

Cash flows from investing activities:
Purchases of property and equipment	(14,020)	(17,453)	(13,958)
Cash proceeds from sales of property and equipment	—	50	—
Cash proceeds from sales of product line assets	—	2,182	4,000
Purchases of marketable securities	(144,224)	(71,749)	(197,274)
Proceeds from sale of marketable securities	13,644	10,014	7,400
Proceeds from maturities of marketable securities	92,759	187,593	116,585
Distribution from cost method investees	140	—	1,300

Net cash provided by (used in) investing activities	(51,701)	110,637	(81,947)

Cash flows from financing activities:
Payments on revolving line of credit	—	(295,000)	—
Proceeds from issuance of senior notes	—	245,000	—
Payments on senior notes	(8,000)	—	—
Debt issuance costs	(736)	(1,343)	—
Proceeds from issuances of common stock under employee stock option and purchase plans	7,613	1,410	3,289
Dividends paid	(3,140)	(3,579)	(3,887)
Repurchases of common stock	(91,422)	(196,119)	(18,500)
Excess tax benefits from share-based payment arrangements	1,664	1,158	280

Net cash used in financing activities	(94,021)	(248,473)	(18,818)

Effect of exchange rate changes on cash	(881)	98	(2,389)

Increase (Decrease) in cash and cash equivalents	(10,447)	(31,958)	48,479
Cash and cash equivalents, beginning of year	146,199	178,157	129,678

Cash and cash equivalents, end of year	$135,752	$146,199	$178,157

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $207, $457 and $2,742 during the years ended September 30, 2011, 2010 and 2009, respectively	$11,460	$26,885	$28,364
Cash paid for interest	$31,974	$21,048	$26,189

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, intangible assets, software development costs, deferred tax assets, the benefits related to uncertain tax positions, the determination of the fair value of share-based compensation, the ability to estimate hours in connection with fixed-fee service contracts, the ability to estimate transactional-based revenues for which actual transaction volumes have not yet been received, and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and investments with a maturity of 90 days or less at time of purchase.

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents and marketable security investments are disclosed in Note 4. The fair value of our Senior Notes is disclosed in Note 11.

Investments

Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. While it is our intent to hold debt securities to maturity, our investments in U.S. government obligations and marketable equity and debt securities that have readily determinable fair values are classified as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Therefore, such securities

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

are carried at fair value with unrealized gains or losses related to these securities included in accumulated other comprehensive income (loss). The fair value of marketable securities is based upon inputs including quoted prices for identical or similar assets. Realized gains and losses are included in other income, net on the consolidated statements of income. The cost of investments sold is based on the specific identification method. Losses resulting from other than temporary declines in fair value are charged to operations. Investments with remaining maturities over one year are classified as long-term investments.

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

The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statement of operations. Depreciation and amortization on property and equipment totaled $16.5 million, $20.0 million and $25.5 million during fiscal 2011, 2010 and 2009, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

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

We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows that are expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We capitalized $0.3 million, $0, and $0.3 million of internal-use software during fiscal 2011, 2010, and 2009, respectively. During fiscal 2011, 2010 and 2009 we impaired $0, $0.6 million and $0, respectively, of previously capitalized internal-use software. We did not amortize any internal-use software in fiscal 2011 or 2010 while we amortized $0.3 million in fiscal 2009.

Capitalized Software and Research and Development Costs

All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development costs. Software development costs incurred between completion of a working prototype and general availability of the related products have not been significant and have been expensed as incurred. Technological feasibility for our products occurs approximately concurrently with the general release of our products, accordingly, we have not capitalized any development or production costs. Costs we incur to maintain and support our existing products after the general release of the product are expensed in the period they are incurred and included in research and development costs in our statements of operations. Research and development costs totaled $62.1 million, $73.6 million and $73.6 million in fiscal 2011, 2010 and 2009, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for by the purchase method of accounting (see Note 8). We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

Definite-lived intangible assets are tested for impairment if impairment indicators arise. We amortize our definite-lived intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, using the straight-line method or based on the forecasted cash flows associated with the assets over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 to 6 years
Customer contracts and relationships	5 to 15 years
Trade names	5 years

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

Years Ended September 30, 2011, 2010 and 2009

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

Multiple-Deliverable Arrangements including Non-Software

Each deliverable within a multiple-deliverable revenue arrangement that includes non-software is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls and customer segment pricing strategies and the product lifecycle. We analyze selling prices used in our allocation of arrangement consideration on an annual basis, or more frequently if necessary. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

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

Comprehensive Income

Comprehensive income is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income, foreign currency translation adjustments and unrealized gains and losses on our investments in marketable securities, net of tax.

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

At the end of the reporting period, foreign currency denominated receivables and liabilities are remeasured into the functional currency of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in other income, net in the accompanying consolidated statements of income. We recorded ($1.0) million, ($1.2) million and $2.5 million of transactional foreign currency exchange gains (losses) during fiscal 2011, 2010 and 2009, respectively.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase our underlying exposure. All of our forward foreign currency contracts have maturity periods of less than three months. Gains or losses from forward foreign currency contracts are included in other income, net.

Share-Based Compensation

We account for share-based compensation using the fair value recognition provisions as required in the accounting literature. We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We estimate the expected term of options granted based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, net income and earnings per share. See Note 15 for further discussion of our share-based employee benefit plans.

Impairment of Long-Lived Assets

We assess potential impairment to long-lived assets and certain identifiable intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived assets were not impaired at September 30, 2011, 2010 and 2009. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income. Advertising and promotion costs totaled $1.0 million, $3.0 million and $6.8 million in fiscal 2011, 2010 and 2009, respectively.

New Accounting Pronouncements Not Yet Adopted

On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

On June 16, 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This update amends ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders’ equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This update amends the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, ASU 2011-08 does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2013. Early adoption is permitted. We do not believe that adoption of ASU 2011-08 will have a significant impact on our financial position, results of operations or cash flows.

2. Discontinued Operations

In April 2008, we completed the sale of our Insurance Bill Review business unit for $16.0 million in cash. During fiscal 2009, we recorded an additional charge of $0.4 million, net of tax, as a result of an unfavorable final working capital adjustment.

3. Sales of Product Line Assets

In June 2009, we sold the assets associated with our LCT and RoamEx product lines. These solutions were included in our Applications segment. The LCT sale, which was for $3.5 million, included a $0.5 million receivable for post-closing working capital adjustments. All post-closing working capital amounts were received in fiscal 2010. The primary assets sold included accounts receivable and goodwill. Included in the results of operations for fiscal 2009 were a $1.5 million pre-tax loss and a $2.1 million after-tax loss on the sale as the goodwill associated with the LCT solution product line was not deductible for income tax purposes. Revenues attributable to the LCT solutions product line were $9.1 million during fiscal 2009. The RoamEx sale, which was for $2.7 million, included a $1.4 million escrow balance and a $0.3 million receivable for post-closing working capital adjustments. All amounts included in escrow and applicable post-closing working capital adjustments

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

were received in fiscal 2010. The primary assets sold included accounts receivable and goodwill. We recognized a $1.5 million pre-tax loss, and a $1.8 million after-tax loss on the sale as the goodwill associated with the RoamEx product line was not deductible for income tax purposes. Revenues attributable to the RoamEx product line were $6.6 million in fiscal 2009.

4. Cash, Cash Equivalents and Marketable Securities Available for Sale

The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2011 and 2010:

	2011				2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$68,248	$—	$—	$68,248	$63,654	$—	$—	$63,654
Money market funds	20,333	—	—	20,333	82,545	—	—	82,545
Non U.S. money market funds	42,171	—	—	42,171	—	—	—	—
U.S. commercial paper	5,000	—	—	5,000	—	—	—	—

	$135,752	$—	$—	$135,752	$146,199	$—	$—	$146,199

Short-term Marketable Securities:
U.S. government obligations	$90,291	$14	$(1)	$90,304	$48,325	$42	$—	$48,367
U.S. corporate debt	1,531	—	(2)	1,529	2,972	9	—	2,981
U.S. commercial paper	13,997	—	(4)	13,993	—	—	—	—
Non U.S. corporate debt	—	—	—	—	17,257	13	(3)	17,267

	$105,819	$14	$(7)	$105,826	$68,554	$64	$(3)	$68,615

Long-term Marketable Securities:
Marketable equity securities	$4,649	$—	$(479)	$4,170	$4,847	$—	$(480)	$4,367

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and 2010:

	2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of Securities:
U.S. commercial paper	$18,993	$(4)	$—	$—	$18,993	$(4)
U.S. government obligations	2,008	(1)	—	—	2,008	(1)
Non U.S. corporate debt	1,528	(2)	—	—	1,528	(2)

	$22,529	$(7)	$—	$—	$22,529	$(7)

	2010
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of Securities:
Non U.S. corporate debt	$2,255	$(3)	$—	$—	$2,255	$(3)

5. Fair Value Measurements

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

•	Level 1—uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 securities are comprised of money market funds.

•

Level 2—uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 securities are comprised of U.S. government and corporate debt obligations that are generally held to maturity.

•

Level 3—uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2011 and 2010, respectively:

September 30, 2011	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2011
	(In thousands)
Assets:
Cash equivalents (1)	$67,504	$—	$67,504
U.S. corporate debt (2)	—	1,529	1,529
U.S. commercial paper (2)	—	13,993	13,993
Non U.S. corporate debt (2)	—	—	—
U.S. government obligations (2)	—	44,092	44,092
U.S. municipal obligations (2)	—	46,212	46,212
Marketable securities (3)	4,170	—	4,170

Total	$71,674	$105,826	$177,500

September 30, 2010	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2010
	(In thousands)
Assets:
Cash equivalents (1)	$82,545	$—	$82,545
U.S. corporate debt (2)	—	2,981	2,981
U.S. commercial paper (2)	—	—	—
Non U.S. corporate debt (2)	—	17,267	17,267
U.S. government obligations (2)	—	39,452	39,452
U.S. municipal obligations (2)	—	8,915	8,915
Marketable securities (3)	4,367	—	4,367

Total	$86,912	$68,615	$155,527

(1)	Included in cash and cash equivalents on our balance sheet at September 30, 2011 and September 30, 2010. Not included in this table are cash deposits of $68.2 million and $63.7 million at September 30, 2011 and September 30, 2010, respectively.
(2)	Included in current marketable securities on our balance sheet at September 30, 2011 and 2010.
(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at September 30, 2011 and 2010.

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

For the fair value of our derivative instruments, see Note 6 to the financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

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

The following table summarizes the fair value of our derivative instruments and their location in the consolidated balance sheet as of September 30, 2011 and 2010:

September 30, 2011 (In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

September 30, 2010 (In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2011 and 2010:

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	—

	September 30, 2010
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,300	$1,258	$—
Euro (EUR)	EUR 5,460	$7,446	—

Buy foreign currency:
British pound (GBP)	GBP 3,672	$5,800	—

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

The forward foreign currency contracts were all entered into on September 30, 2011 and 2010; therefore, their fair value was $0.

Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income as a component of other income, net. These amounts are shown for the years ended September 30, 2011, 2010 and 2009:

	Year Ended September 30,
	2011	2010	2009
	(in thousands)
Foreign currency forward contracts	$—	$319	$(2,064)

7. Receivables

Receivables at September 30, 2011 and 2010 consisted of the following:

	2011	2010
	(In thousands)
Billed	$80,858	$92,305
Unbilled	27,830	26,863

	108,688	119,168
Less: allowance for doubtful accounts	(3,714)	(5,981)

Receivables, net	$104,974	$113,187

Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During fiscal 2011, 2010 and 2009, we increased (decreased) our allowance for the provision for doubtful accounts by ($0.6) million, ($0.1) million and $0.5 million, respectively, and wrote off receivables (net of recoveries) of $1.7 million, $0.9 million and $1.4 million, respectively.

8. Goodwill and Intangible Assets

Goodwill and intangible assets are tested for impairment at least annually or more frequently if impairment indicators arise. Our intangible assets have definite lives and are being amortized using the straight-line method or based on the forecasted cash flows associated with the assets over their estimated useful lives.

We have determined that our reporting units are the same as our reportable segments (see Note 18). We performed our annual goodwill impairment test, and determined that goodwill was not impaired as of September 30, 2011 and 2010.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

Intangible assets that are subject to amortization consisted of the following at September 30, 2011 and 2010:

	2011				2010
	(In thousands, except average life)
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
Completed technology	$66,037	$(65,618)	$419	4	$66,037	$(63,344)	$2,693	4
Customer contracts and relationships	60,756	(41,792)	18,964	12	60,756	(36,463)	24,293	12
Trade names	9,291	(9,110)	181	5	9,291	(8,972)	319	5

	$136,084	$(116,520)	19,564	11	$136,084	$(108,779)	27,305	11

Foreign currency translation adjustments			(66)				(61)

Intangible assets, net			$19,498				$27,244

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income, consisted of the following during fiscal 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Cost of revenues	$2,274	$5,415	$6,827
Selling, general and administrative expenses	5,467	5,486	6,064

	$7,741	$10,901	$12,891

In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2011, was as follows (in thousands):

Fiscal year
2012	$6,127
2013	4,126
2014	2,407
2015	2,407
2016	2,407
Thereafter	2,024

$19,498

The following table summarizes changes to goodwill during fiscal 2011 and 2010, both in total and as allocated to our operating segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2010	$452,248	$146,648	$67,057	$665,953
Foreign currency translation adjustment	(1,043)	—	(222)	(1,265)

Balance at September 30, 2011	$451,205	$146,648	$66,835	$664,688

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

9. Composition of Certain Financial Statement Captions

	2011	2010
	(In thousands)
Property and equipment:
Data processing equipment and software	$155,326	$175,590
Office furniture and equipment	9,232	19,685
Leasehold improvements	19,268	22,850
Less: accumulated depreciation and amortization	(150,809)	(187,150)

	$33,017	$30,975

Other accrued liabilities:
Interest payable	$9,950	$10,152
Income taxes payable	15,588	3,797
Other	21,493	14,783

	$47,031	$28,732

10. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of September 30, 2011, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

11. Senior Notes

On May 7, 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
A	$41 million	6.37%	May 7, 2013
B	$40 million	6.37%	May 7, 2015
C	$63 million	6.71%	May 7, 2015
D	$131 million	7.18%	May 7, 2018

We are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which requires annual principal payments of $8.0 million starting on May 7, 2011 and ending on May 7, 2015.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
E	$60 million	4.72%	July 14, 2016
F	$72 million	5.04%	July 14, 2017
G	$28 million	5.42%	July 14, 2019
H	$85 million	5.59%	July 14, 2020

The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of September 2011, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA and a fixed charge coverage ratio The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The fair value of the $275 million Senior Notes was $305.9 million and $315.0 million at September 30, 2011 and 2010, respectively. The fair value of the $245 million Senior Notes was $266.6 million and $258.7 million at September 30, 2011 and 2010, respectively. We determined fair value based on quoted market prices and interest rate spreads of similar securities.

Future principal payments for the Senior Notes are as follows (in thousands):

Fiscal Year
2012	$8,000
2013	49,000
2014	8,000
2015	71,000
2016	60,000
Thereafter	316,000

$512,000

12. Employee Benefit Plans

Defined Contribution Plans

We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $5.1 million, $5.4 million and $5.7 million during fiscal 2011, 2010 and 2009, respectively.

Employee Incentive Plans

We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $10.1 million, $5.4 million and $5.5 million during fiscal 2011, 2010 and 2009, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

13. Restructuring Expenses

During fiscal 2011, we incurred charges totaling $12.4 million as a result of $8.2 million in severance charges due to the elimination of 177 positions throughout the company, and $4.2 million in facilities charges associated with vacating excess leased space primarily in Minnesota and Georgia. Cash payments for substantially all the severance costs have been paid by the end of fiscal 2011.

During fiscal 2010, we incurred charges totaling $1.6 million as a result of $0.9 million in facilities charges from adjusting two lease exit accruals due to a reduction in estimated sublease income and $0.7 million in severance charges due to the elimination of 35 positions in the U.S., U.K. and India. Cash payments for the severance costs were paid during fiscal 2011.

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

	Accrual at September 30, 2008	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2009
	(In thousands)
Facilities charges	$9,688	$3,876	$(9,143)	$(650)	$3,771
Employee separation	930	5,860	(6,415)	(375)	—

	10,618	$9,736	$(15,558)	$(1,025)	3,771

Less: current portion	(4,224)				(1,361)

Non-current	$6,394				$2,410

	Accrual at September 30, 2009	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2010
	(In thousands)
Facilities charges	$3,771	$875	$(1,810)	$—	$2,836
Employee separation	—	742	—	—	742

	3,771	$1,617	$(1,810)	$—	3,578

Less: current portion	(1,361)				(1,474)

Non-current	$2,410				$2,104

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

	Accrual at September 30, 2010	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2011
	(In thousands)
Facilities charges	$2,836	$4,226	$(1,700)	$—	$5,362
Employee separation	742	8,165	(7,873)	—	1,034

	3,578	$12,391	$(9,573)	$—	6,396

Less: current portion	(1,474)				(3,062)

Non-current	$2,104				$3,334

14. Income Taxes

The provision for income taxes was as follows during fiscal 2011, 2010, and 2009:

	2011	2010	2009
	(In thousands)
Current:
Federal	$22,019	$10,190	$16,704
State	2,873	4,406	4,979
Foreign	(251)	6,490	15,453

	24,641	21,086	37,136

Deferred:
Federal	59	7,761	(2,317)
State	(112)	(644)	(2,018)
Foreign	1,305	(356)	(696)

	1,252	6,761	(5,031)

Total provision	$25,893	$27,847	$32,105

The foreign provision was based on foreign pretax earnings of $20.6 million, $25.3 million and $30.8 million in fiscal 2011, 2010, and 2009, respectively. Current foreign tax expense related to foreign tax withholdings was $5.4 million, $2.3 million and $5.0 million in fiscal year 2011, 2010 and 2009, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

Deferred tax assets and liabilities at September 30, 2011 and 2010 were as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$9,373	$10,004
Research credit carryforward	1,388	1,028
Capital loss carryforward	21	134
Investments	1,235	1,260
Accrued compensation	1,586	2,176
Share-based compensation	24,489	23,531
Deferred revenue	1,042	2,345
Accrued lease costs	2,526	1,611
Property and equipment	4,239	5,890
Capitalized R&D	—	323
Other	5,988	11,356

	51,887	59,658
Less valuation allowance	(3,422)	(3,540)

	48,465	56,118

Deferred tax liabilities:
Intangible assets	(20,541)	(19,732)
Prepaid expense	(3,942)	(4,534)
Other	(1,040)	(2,865)

	(25,523)	(27,131)

Deferred tax assets, net	$22,942	$28,987

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax asset, net of the existing valuation allowance at September 30, 2011.

For fiscal 2011, the decrease in the valuation allowance was due to the expiration of a portion of the U.S. capital loss carryforward. The remaining valuation allowance is associated with operations where the company has a net operating loss carryforward where realization remains uncertain.

During fiscal 2011, the change in net operating loss (NOL) was due to utilization of federal NOL. The increase in the research credit carryforward was due to less than expected utilization on the fiscal 2010 tax return. We acquired the following U.S. Federal and state NOL in connection with our acquisition of Braun in fiscal 2005. As of September 30, 2011, we had available U.S. federal, state and foreign NOL carryforwards of approximately $14.6 million, $3.2 million, and $13.6 million, respectively. We also have available excess California state research credit of approximately $1.4 million. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2024, if not utilized. The state NOL carryforward will begin to expire in fiscal 2021 through fiscal 2024, if not utilized. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Income tax provision at U.S. federal statutory rate	$34,117	$32,306	$34,150
State income taxes, net of U.S. federal benefit	2,770	2,452	1,383
Foreign taxes	(6,045)	(4,721)	(3,469)
Research credits	(2,559)	(353)	(1,950)
Domestic production deduction	(2,494)	(1,204)	(1,421)
Reduction in valuation allowance	—	—	(148)
Other	104	(633)	3,560

Recorded income tax provision	$25,893	$27,847	$32,105

The decrease in our income tax provision in fiscal 2011 compared with fiscal 2010 was largely due to a one-time discrete entry recorded in the recognition of the 2010 extension of the US Federal Research and Development Credit and a manufacturing deduction rate increase. In addition, there was a one-time Foreign Tax Credit benefit related to an intercompany dividend.

Unrecognized Tax Benefit for Uncertain Tax Positions

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2008. We are currently under audit by the IRS for tax returns filed for fiscal 2008 and 2009 and by California Franchise Tax Board for fiscal 2006 through 2009. We do not anticipate any adjustments related to those audits that will result in a material change to our financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(in thousands)
Gross unrecognized tax benefits upon adoption on October 1	$12,286	$18,587	$26,265
Gross increases for tax positions in prior periods	547	—	3,566
Gross decreases for tax positions in prior periods	—	(7,025)	(2,141)
Gross increases based on tax positions related to the current year	1,000	724	1,802
Decreases for settlements and payments	(4,294)	—	(10,905)
Decreases due to statute expiration	—	—	—

Gross unrecognized tax benefits at September 30	$9,539	$12,286	$18,587

We had $9.5 million of total unrecognized tax benefits as of September 30, 2011. Included in the $9.5 million of total gross unrecognized tax benefits as of September 30, 2011 was $7.9 million of tax benefits that, if recognized, would impact the effective tax rate. The Company expects that approximately $7.1 million of unrecognized tax benefits will settle over the next 12 months.

We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income. As of September 30, 2011, we have accrued interest of $0.8 million related to the unrecognized tax benefits.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

Pretax earnings of a non-U.S. subsidiary or affiliate are generally subject to U.S. taxation when repatriated. We reinvest international earnings in our international operations and currently do not have a plan to repatriate those earnings. Accordingly, no provision has been made for the taxes related to any future repatriation of these earnings.

15. Stock-Based Employee Benefit Plans

Description of Stock Option and Share Plans

We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. As of September 30, 2011, 5,637,085 shares remained available for grants under this plan. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. As of September 30, 2011, 1,841,723 shares remained available for grants under this plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. Stock option awards typically had a maximum term of seven years and vested ratably over four years. Stock option awards granted prior to October 1, 2005, typically had a maximum term of ten years and vested ratably over four years.

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

A total of approximately 192,000 shares of our common stock with a weighted average purchase price of $14.33 per share were issued under the Purchase Plan during fiscal 2009. At September 30, 2011, 2,707,966 shares remained available for issuance.

Share-Based Compensation Expense

We recorded $15.5 million, $17.3 million and $19.9 million of share-based compensation expense for stock options, restricted stock units, non-vested shares and purchases under the Purchase Plan in fiscal years 2011, 2010 and 2009, respectively. The total tax benefit related to this share-based compensation expense was $5.8 million, $6.6 million and $7.5 million in fiscal 2011, 2010 and 2009, respectively. As of September 30, 2011, there was $26.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.5 years.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2011, 2010 and 2009:

	2011	2010	2009
Stock Options:
Average expected term (years)	4.27	4.22	4.31
Expected volatility (range)	39-41%	35-42%	45-48%
Weighted average volatility	40%	41%	47%
Risk-free interest rate (range)	0.6-2.1%	0.2-3.1%	1.1-2.3%
Average expected dividend yield	0.3%	0.4%	0.4%
Expected dividend yield (range)	0.3%	0.4-0.5%	0.4%

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

Stock-Based Activity

The following table summarizes option activity during fiscal 2011:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2010	6,573	$30.25
Granted	1,078	24.24
Exercised	(554)	19.49
Forfeited	(475)	20.94
Expired	(810)	37.30

Outstanding at September 30, 2011	5,812	$29.94	3.71	$4,661

Options exercisable at September 30, 2011	4,035	$33.32	2.86	$2,118

Non-vested options expected to vest at September 30, 2011	1,195	$21.67	5.81	$1,699

The weighted average fair value of options granted during fiscal 2011, 2010 and 2009 were $8.02, $7.58 and $5.40, respectively. The aggregate intrinsic value of options outstanding at September 30, 2011 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.0 million shares that had exercise prices that were lower than the $21.83 market price of our common stock at September 30, 2011. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $4.4 million, $2.7 million and $0.8 million, respectively, determined as of the date of exercise.

The following table summarizes restricted stock unit activity during fiscal 2011:

	Shares	Weighted- average Price
	(In thousands)
Outstanding at October 1, 2010	1,211	$22.78
Granted	590	24.67
Released	(366)	24.49
Forfeited	(330)	23.04

Outstanding at September 30, 2011	1,105	23.14

The weighted average fair value of restricted stock units and non-vested shares granted during fiscal 2011, 2010 and 2009 were $24.38, $22.05 and $17.80, respectively. The total intrinsic value of restricted stock units and non-vested shares that vested during fiscal 2011, 2010 and 2009 was $9.7 million, $7.7 million and $4.1 million, respectively, determined as of the date of exercise.

We received $7.6 million in cash from stock option exercises and the issuance of stock under the Purchase Plan in fiscal 2011. The actual tax benefit that we realized for the tax deductions from option exercises totaled $1.7 million for that period.

Due primarily to our ongoing program of repurchasing shares on the open market; we had approximately $51.8 million treasury shares at September 30, 2011. We satisfy stock option exercises, Purchase Plan issuances and vesting of restricted stock units from this pool of treasury shares.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

16. Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) from continuing operations during fiscal 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands, except per share data)
Numerator for basic earnings per share: income from continuing operations	$71,562	$64,457	$65,465

Numerator for diluted earnings per share from continuing operations	$71,562	$64,457	$65,465

Denominator—share:
Basic weighted-average shares	39,359	44,903	48,658
Effect of dilutive securities	629	405	118

Diluted weighted-average shares	39,988	45,308	48,776

Earnings per share from continuing operations:
Basic	$1.82	$1.44	$1.35

Diluted	$1.79	$1.42	$1.34

The computation of diluted EPS for fiscal 2011, 2010 and 2009 excludes options to purchase approximately 3,598,000, 4,939,000 and 7,189,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.

17. Related Party Transactions

We have a $10 million investment in convertible preferred stock in a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenues for the year ended September 30, 2011 included $0.1 million in transactional revenue and $0.3 million in professional services revenue. Related party revenues for the year ended September 30, 2010 included $0.1 million in transactional revenue and $0.3 million in professional services revenue. Related party revenues for the year ended September 30, 2009 included $0.3 million in maintenance revenue and $0.3 million in professional services revenue. The accounts receivable balance from this company was not significant as of September 30, 2011 and 2010.

18. Segment Information

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

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

The following tables summarize segment information for fiscal 2011, 2010 and 2009:

	2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$258,736	$164,918	$29,776	$—	$453,430
Professional services	100,921	2,102	12,918	—	115,941
License	23,371	1,547	25,394	—	50,312

Total segment revenues	383,028	168,567	68,088	—	619,683
Segment operating expense	(276,467)	(55,169)	(54,398)	(70,680)	(456,714)

Segment operating income	$106,561	$113,398	$13,690	$(70,680)	162,969

Unallocated share-based compensation expense					(15,500)
Unallocated amortization expense					(7,741)
Unallocated restructuring expense					(12,391)

Operating income					127,337
Unallocated interest income					2,192
Unallocated interest expense					(32,364)
Unallocated other expense, net					290

Income before income taxes					$97,455

Depreciation expense	$12,784	$1,007	$1,667	$998	$16,456

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

	2010
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$257,275	$170,141	$28,071		$455,487
Professional services	86,097	2,042	14,739		102,878
License	23,886	156	23,236		47,278

Total segment revenues	367,258	172,339	66,046	—	605,643
Segment operating expense	(273,983)	(61,688)	(57,634)	(69,166)	(462,471)

Segment operating income	$93,275	$110,651	$8,412	$(69,166)	143,172

Unallocated share-based compensation expense					(17,305)
Unallocated amortization expense					(10,901)
Unallocated restructuring expense					(1,617)

Operating income					113,349
Unallocated interest income					1,688
Unallocated interest expense					(24,124)
Unallocated other expense, net					1,391

Income before income taxes					$92,304

Depreciation expense	$14,998	$1,339	$2,147	$1,533	$20,017

	2009
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$274,123	$178,048	$26,531	$—	$478,702
Professional services	92,000	1,527	18,886	—	112,413
License	17,007	—	22,613	—	39,620

Total segment revenues	383,130	179,575	68,030	—	630,735
Segment operating expense	(270,541)	(57,373)	(60,676)	(80,868)	(469,458)

Segment operating income	$112,589	$122,202	$7,354	$(80,868)	161,277

Unallocated share-based compensation expense					(19,935)
Unallocated amortization expense					(12,891)
Unallocated restructuring expense					(8,711)
Unallocated loss on sale of product line assets					(2,993)

Operating income					116,747
Unallocated interest income					4,717
Unallocated interest expense					(25,481)
Unallocated other income, net					1,587

Income before income taxes					$97,570

Depreciation expense	$19,569	$1,827	$2,248	$1,884	$25,528

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2011, 2010 and 2009, the majority of which were derived from the sale of products and services within the banking and insurance industries:

	2011		2010		2009
	(Dollars in thousands)
Applications	$383,028	62%	$367,258	61%	$383,130	61%
Scores	168,567	27%	172,339	28%	179,575	28%
Tools	68,088	11%	66,046	11%	68,030	11%

	$619,683	100%	$605,643	100%	$630,735	100%

Within our Applications segment our fraud solutions accounted for 23%, 20% and 20% of total revenues in each of fiscal 2011, 2010 and 2009, respectively, our customer management solutions accounted for 13%, 14% and 15% of total revenues, in each of these periods, respectively, and our marketing solutions accounted for 10%, 11% and 9% for each of these periods, respectively.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2011, 2010 and 2009. No individual country outside of the United States accounted for 10% or more of revenue in any of these years.

	2011		2010		2009
	(Dollars in thousands)
United States	$389,676	63%	$396,036	65%	$430,958	68%
Other International	230,007	37%	209,607	35%	199,777	32%

	$619,683	100%	$605,643	100%	$630,735	100%

During fiscal 2011, 2010 and 2009, no individual customer accounted for 10% or more of our total revenues; however, we derive a substantial portion of our revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 18%, 20% and 19% of our total revenues in fiscal 2011, 2010 and 2009, respectively. At September 30, 2011 and 2010, no individual customer accounted for 10% or more of total consolidated receivables.

Our property and equipment, net, on a geographical basis are summarized below at September 30, 2011 and 2010. At September 30, 2011 and 2010, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	2011		2010
	(Dollars in thousands)
United States	$29,899	91%	$27,452	89%
International	3,118	9%	3,523	11%

	$33,017	100%	$30,975	100%

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

19. Commitments

Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2011:

Fiscal Year	Future Minimum Lease Commitments	Other Commitments
	(In thousands)
2012	$22,669	$5,100
2013	19,615	4,400
2014	18,237	2,600
2015	15,425	—
2016	13,101	—
Thereafter	30,242	—

	$119,289	$12,100

Lease Commitments

The above amounts have been reduced by contractual sublease commitments totaling $1.1 million, $1.1 million, $0.7 million in fiscal 2012 through 2014, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $21.1 million, $22.6 million and $24.4 million during fiscal 2011, 2010 and 2009, respectively.

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

Years Ended September 30, 2011, 2010 and 2009

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2011, 2010 and 2009

22. Supplementary Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2011. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
	(In thousands, except per share data)
Revenues	$155,931	$152,824	$150,679	$160,249
Cost of revenues (2)	45,803	48,506	43,398	48,763

Gross profit	110,128	104,318	107,281	111,486

Net income (3)	16,009	7,745	23,189	24,619

Earnings per share (1):
Basic	$0.40	$0.19	$0.59	$0.65

Diluted	0.40	0.19	0.58	0.64

Shares used in computing earnings per share:
Basic	39,923	40,010	39,451	38,088
Diluted	40,439	40,618	40,241	38,687

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
	(In thousands, except per share data)
Revenues	$151,496	$143,720	$155,329	$155,098
Cost of revenues (2)	42,519	44,641	45,316	48,456

Gross profit	108,977	99,079	110,013	106,642

Net income (3)	17,686	12,992	17,938	15,841

Earnings per share (1):
Basic	$0.37	$0.28	$0.40	$0.39

Diluted	0.37	0.28	0.40	0.38

Shares used in computing earnings per share:
Basic	47,606	46,447	44,446	41,141
Diluted	47,915	46,870	44,885	41,590

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.
(2)	Cost of revenues excludes amortization expense for the quarters ended December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 of $1.7 million, $1.7 million, $1.3 million, $0.7 million, $0.6 million, $0.6 million, $0.6 million, and $0.5 million respectively.
(3)	Net income includes restructuring expenses (income) for the quarters ended and September 30, 2010, December 31, 2010 and March 31, 2011 of $1.6 million, $0.9 million and $11.5 million, respectively.

23. Subsequent Events

In November 2011, our Board of Directors approved a common stock repurchase program that allows us to purchase shares of our common stock up to an aggregate cost of $150.0 million, which replaced a similar program approved in June 2010.

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

No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2011, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2012.

Our current executive officers are as follows:

Name	Positions Held	Age
Mark N. Greene	February 2007-present, Chief Executive Officer and member of the Board of Directors of the Company. 2006-2007, Vice President, Financial Services—Sales and Distribution at IBM Corporation (“IBM”), 2001-2006, General Manager, Global Banking Industry—Sales and Distribution at IBM. 2000-2001, Vice President Financial Services Strategy and Solutions—Sales and Distribution at IBM. 1998-2000, Vice President, SecureWay—Software Group at IBM. 1995-1998, Vice President, Electronic Commerce—Software Group at IBM. 1993-1994, Vice President and Practice Area Leader at Technology Solutions Company. 1989-1992, Senior Vice President, Trading Products and Consulting at Berkley Investment Technologies. 1987-1989, Director, Fixed Income Products at Citicorp. 1985-1986, Assistant Director, Research at the Federal Reserve Board. 1984-1985, Chief—Automation and Research Computing at the Federal Reserve Board. 1982-1984, Economist—Special Studies at the Federal Reserve Board.	57

Michael J. Pung	November 2010-present, Senior Vice President and Chief Financial Officer of the Company. August 2004-November 2010, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	48

Deborah Kerr	February 2009-present, Executive Vice Present, Chief Product and Technology Officer of the Company. 2007-2009, Chief Technology Officer, at Hewlett-Packard Enterprise Services (HP Services and EDS). 2005-2007, Vice President, Business Technology Optimization Products at Hewlett-Packard Software. 1998-2005, various positions and most recently Senior Vice President, Product Delivery at Peregrine Systems, Inc. (which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in September of 2002). 1988-1998, various leadership positions at NASA/Jet Propulsion Laboratory (JPL), including Mission Operations Manager, Space Very Long Baseline Interferometry.	39

Charles L. Ill	February 2010-Present, Executive Vice President, Sales, Services and Marketing of the Company. 2006-2008, Senior Vice President, Global Sales at Avaya, Inc. (“Avaya”), 2005-2006, Vice President, Software at Avaya. 2005, Vice President, Worldwide Sales Operations and Channels at Avaya. 2003-2004, Vice President, Worldwide Software Sales at BEA Systems, Inc. 2002-2003, Vice President, Worldwide Software Sales at IBM Corporation (“IBM”). 2000-2002, Vice President, Software Sales and Marketing, Americas at IBM. 1999-2000, Vice President, Worldwide Software Marketing at IBM. 1998-1999, Vice President, EMEA Software Sales and Marketing at IBM. 1997-1998, General Manager, APAC Software Marketing and Channels at IBM. 1996-1997, Director, Asia Pacific Software Operations at IBM. 1994-1996, PC Software Product Mgmt Director at IBM. 1993-1994, PC Company M&S PS Brand Manager at IBM. 1991-1992, Manager of the Opportunity Project Office at IBM. 1989-1991, Executive Assistant M&S Director, PC and Software Marketing at IBM. 1987-1989, Customer Executive Instructor, Adv. Business Institute at IBM. 1984-1987, Business Unit Executive at IBM. 1983-1984, Executive Assistant to Director of Finance and Insurance at IBM.	57

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	42

Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	44

Andrew N. Jennings	February 2011-present, Senior Vice President, Chief Analytics Officer of the Company. October 2007-February 2011, Senior Vice President, Chief Research Officer of the Company. May 2007-September 2007, Vice President, Analytic Research and Development of the Company. May 2006-May 2007, Vice President, EDM Applications of the Company. 2001-2006, Vice President Global Account Management Solutions of the Company. 2000-2001, Senior Vice President International Sales of the Company. 1999-2000, Senior Vice President, International Operations of the Company. 1996-1999, Vice President European Operations of the Company. 1994-1996, Director, United Kingdom Operations of the Company.	56

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2012.

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

The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 7, 2012.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for 2011,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements:

2. Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3. Exhibits:

Exhibit Number	Description

3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 8, 2010.)

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010.)

4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)

4.2	Amendment Number 1, dated May 21, 2009, to the Rights Agreement between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 26, 2009.)

4.3	Form of Rights Certificate. (Included in Exhibit 4.1.)

10.1	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 25, 2007).

10.2	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2008.)

10.3	Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010.)

10.4	Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2009.)

10.5	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on December 9, 2008.)

10.6	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2009.)

10.7	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010.) (1)

10.8	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

10.9	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2008.) (1)

10.10	Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

10.11	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.) (1)

10.12	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.) (1)

10.13	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.) (1)

10.14	Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.15	Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.16*	Management Incentive Plan, Fiscal 2012. (1)

10.17	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin). (Incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.19	Management Agreement entered into with Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.20	Management Agreement entered into with Mark R. Scadina. (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.21	Management Agreement entered into with Laurent F. Pacalin. (Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.22	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007). (1)

10.23	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.24	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.25	Letter Agreement dated January 12, 2009 by and between the Company and Deborah Kerr. (1) (Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended September 30, 2010.)

10.26	Letter Agreement dated January 15, 2010 by and between the Company and Charles Ill. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 20, 2010.) (1)

10.27	Letter Agreement dated July 28, 2010 by and between the Company and Jordan Graham. (1) (Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended September 30, 2010.)

10.28	Letter Agreement entered into on March 11, 2009 by and between Fair Isaac Corporation and Thomas Bradley. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2009.) (1)

10.29	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005. (Incorporated by reference to Exhibit 10.01 to Fair Isaac’s Form 8-K filed on April 21, 2005.) (1)

10.30	Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell (Incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on October 22, 2007). (1)

10.31	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Michael H. Campbell. (Incorporated by reference to Exhibit 10.58 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.32	Transition Agreement dated November 16, 2009 by and between Fair Isaac Corporation and Michael H. Campbell. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2009.) (1)

10.33	2003 Employment Inducement Award Plan as amended effective May 15, 2005. (Incorporated by reference to Exhibit 10.2 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2005.) (1)

10.34	Transition Agreement dated November 14, 2010 by and between the Company and Thomas A. Bradley. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 19, 2010.) (1)

10.35	Credit Agreement dated September 27, 2011 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 30, 2011.)

12.1*	Computations of ratios of earnings to fixed charges.

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/S/ MICHAEL J. PUNG
Michael J. Pung
Senior Vice President and Chief Financial Officer

DATE: November 18, 2011

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

/S/ DR. MARK N. GREENE Dr. Mark N. Greene	Chief Executive Officer (Principal Executive Officer and Director)	November 18, 2011

/S/ MICHAEL J. PUNG Michael J. Pung	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2011

/S/ A. GEORGE BATTLE A. George Battle	Director	November 18, 2011

/S/ NICHOLAS F. GRAZIANO Nicholas F. Graziano	Director	November 18, 2011

/S/ ALEX W. HART Alex W. Hart	Director	November 18, 2011

/S/ JAMES D. KIRSNER James D. Kirsner	Director	November 18, 2011

/S/ WILLIAM J. LANSING William J. Lansing	Director	November 18, 2011

/S/ RAHUL N. MERCHANT Rahul N. Merchant	Director	November 18, 2011

/S/ DAVID A. REY David A. Rey	Director	November 18, 2011

/S/ MARGARET L. TAYLOR Margaret L. Taylor	Director	November 18, 2011

/S/ DUANE E. WHITE Duane E. White	Director	November 18, 2011

EXHIBIT INDEX

To Fair Isaac Corporation

Report On Form 10-K For The Fiscal Year Ended September 30, 2010

Exhibit Number	Description

3.1	By-laws of the Company.	Incorporated by Reference

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights.	Incorporated by Reference

4.2	Amendment Number 1, dated May 21, 2009, to the Rights Agreement between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC.	Incorporated by Reference

4.3	Form of Rights Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference

10.1	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007.	Incorporated by Reference

10.2	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference

10.3	Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference

10.4	Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc.	Incorporated by Reference

10.5	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group.	Incorporated by Reference

10.6	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group.	Incorporated by Reference

10.7	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010.	Incorporated by Reference

10.8	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference

10.9	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan.	Incorporated by Reference

10.10	Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference

10.11	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan.	Incorporated by Reference

10.12	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference

10.13	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

10.14	Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009.	Incorporated by Reference

10.15	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference

10.16	Management Incentive Plan, Fiscal 2012.	Filed Electronically

10.17	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference

10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin).	Incorporated by Reference

10.19	Management Agreement entered into with Dr. Mark N. Greene.	Incorporated by Reference

10.20	Management Agreement entered into with Mark R. Scadina.	Incorporated by Reference

10.21	Management Agreement entered into with Laurent F. Pacalin.	Incorporated by Reference

10.22	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene	Incorporated by Reference

10.23	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene.	Incorporated by Reference

10.24	Offer Letter entered into on May 29, 2007 with Mark R. Scadina.	Incorporated by Reference

10.25	Letter Agreement dated January 12, 2009 by and between the Company and Deborah Kerr.	Incorporated by Reference

10.26	Letter Agreement dated January 15, 2010 by and between the Company and Charles Ill.	Incorporated by Reference

10.27	Letter Agreement dated July 28, 2010 by and between the Company and Jordan Graham.	Incorporated by Reference

10.28	Letter Agreement entered into on March 11, 2009 by and between Fair Isaac Corporation and Thomas Bradley.	Incorporated by Reference

10.29	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005.	Incorporated by Reference

10.30	Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell	Incorporated by Reference

10.31	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Michael H. Campbell.	Incorporated by Reference

10.32	Transition Agreement dated November 16, 2009 by and between Fair Isaac Corporation and Michael H. Campbell.	Incorporated by Reference

10.33	2003 Employment Inducement Award Plan as amended effective May 15, 2005.	Incorporated by Reference

10.34	Transition Agreement dated November 19, 2010 by and between the Company and Thomas A. Bradley.	Incorporated by Reference

10.35	Credit Agreement dated September 27, 2011 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association.	Incorporated by Reference

12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically

21.1	List of Company’s subsidiaries.	Filed Electronically

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

32.1	Section 1350 Certifications of CEO.	Filed Electronically

32.2	Section 1350 Certifications of CFO.	Filed Electronically

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections