Form 10-K/A
period 2011-09-30
FAIR ISAAC CORP
filed 2011-11-21
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to Fair Isaac Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the Securities and Exchange Commission on November 18, 2011 (the “Original Filing”), solely to re-file Exhibit 23.1 thereto to include the conformed signature of the Independent Registered Public Accounting Firm.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

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

99

/S/ RAHUL N. MERCHANT Rahul N. Merchant	Director	November 18, 2011

/S/ DAVID A. REY David A. Rey	Director	November 18, 2011

/S/ MARGARET L. TAYLOR Margaret L. Taylor	Director	November 18, 2011

/S/ DUANE E. WHITE Duane E. White	Director	November 18, 2011

100

EXHIBIT INDEX

To Fair Isaac Corporation

Report On Form 10-K For The Fiscal Year Ended September 30, 2010

Exhibit Number	Description

3.1	By-laws of the Company.	Incorporated by Reference

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights.	Incorporated by Reference

4.2	Amendment Number 1, dated May 21, 2009, to the Rights Agreement between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC.	Incorporated by Reference

4.3	Form of Rights Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference

10.1	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007.	Incorporated by Reference

10.2	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference

10.3	Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference

10.4	Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc.	Incorporated by Reference

10.5	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group.	Incorporated by Reference

10.6	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group.	Incorporated by Reference

10.7	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010.	Incorporated by Reference

10.8	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference

10.9	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan.	Incorporated by Reference

10.10	Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference

10.11	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan.	Incorporated by Reference

10.12	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference

10.13	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

10.14	Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009.	Incorporated by Reference

10.15	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference

10.16	Management Incentive Plan, Fiscal 2012.	Filed Previously

10.17	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference

10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin).	Incorporated by Reference

10.19	Management Agreement entered into with Dr. Mark N. Greene.	Incorporated by Reference

10.20	Management Agreement entered into with Mark R. Scadina.	Incorporated by Reference

10.21	Management Agreement entered into with Laurent F. Pacalin.	Incorporated by Reference

10.22	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene	Incorporated by Reference

10.23	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene.	Incorporated by Reference

10.24	Offer Letter entered into on May 29, 2007 with Mark R. Scadina.	Incorporated by Reference

10.25	Letter Agreement dated January 12, 2009 by and between the Company and Deborah Kerr.	Incorporated by Reference

10.26	Letter Agreement dated January 15, 2010 by and between the Company and Charles Ill.	Incorporated by Reference

10.27	Letter Agreement dated July 28, 2010 by and between the Company and Jordan Graham.	Incorporated by Reference

10.28	Letter Agreement entered into on March 11, 2009 by and between Fair Isaac Corporation and Thomas Bradley.	Incorporated by Reference

10.29	Letter providing terms of offer of employment by the Company to Michael H. Campbell dated April 15, 2005.	Incorporated by Reference

10.30	Letter Agreement entered into on October 18, 2007 by and between Fair Isaac Corporation and Michael H. Campbell	Incorporated by Reference

10.31	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Michael H. Campbell.	Incorporated by Reference

10.32	Transition Agreement dated November 16, 2009 by and between Fair Isaac Corporation and Michael H. Campbell.	Incorporated by Reference

10.33	2003 Employment Inducement Award Plan as amended effective May 15, 2005.	Incorporated by Reference

10.34	Transition Agreement dated November 19, 2010 by and between the Company and Thomas A. Bradley.	Incorporated by Reference

10.35	Credit Agreement dated September 27, 2011 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association.	Incorporated by Reference

12.1	Computations of ratios of earnings to fixed charges.	Filed Previously

21.1	List of Company’s subsidiaries.	Filed Previously

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

32.1	Section 1350 Certifications of CEO.	Filed Electronically

32.2	Section 1350 Certifications of CFO.	Filed Electronically

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections