Form 10-Q
period 2011-12-31
FAIR ISAAC CORP
filed 2012-02-02
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of common stock outstanding on January 31, 2012 was 36,031,522 (excluding 52,825,261 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$175,375	$135,752
Marketable securities available for sale, current portion	56,212	105,826
Accounts receivable, net	117,301	104,974
Prepaid expenses and other current assets	16,151	17,929

Total current assets	365,039	364,481

Marketable securities available for sale, less current portion	4,398	4,170
Other investments	10,934	10,934
Property and equipment, net	33,329	33,017
Goodwill	663,944	664,688
Intangible assets, net	17,559	19,498
Deferred income taxes	23,398	25,032
Other assets	7,079	7,648

Total assets	$1,125,680	$1,129,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,229	$11,139
Accrued compensation and employee benefits	26,359	36,470
Other accrued liabilities	40,616	47,031
Deferred revenue	47,962	41,768
Deferred income taxes	2,633	2,090
Current maturities on long-term debt	8,000	8,000

Total current liabilities	139,799	146,498

Senior notes	504,000	504,000
Other liabilities	19,623	13,476

Total liabilities	663,422	663,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 35,993 and 37,084 shares outstanding at December 31, 2011 and September 30, 2011, respectively)	360	371
Paid-in-capital	1,094,544	1,098,388
Treasury stock, at cost (52,864 and 51,773 shares at December 31, 2011 and September 30, 2011, respectively)	(1,653,142)	(1,627,180)
Retained earnings	1,044,904	1,015,624
Accumulated other comprehensive loss	(24,408)	(21,709)

Total stockholders’ equity	462,258	465,494

Total liabilities and stockholders’ equity	$1,125,680	$1,129,468

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended December 31,
	2011	2010
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$114,183	$114,762
Professional services	28,693	27,908
License	27,473	13,261

Total revenues	170,349	155,931
Operating expenses:
Cost of revenues (1)	45,974	45,803
Research and development	13,049	18,061
Selling, general and administrative (1)	57,324	59,633
Amortization of intangible assets (1)	1,930	1,929
Restructuring	—	869

Total operating expenses	118,277	126,295

Operating income	52,072	29,636
Interest income	88	104
Interest expense	(7,987)	(8,241)
Other expense, net	(548)	(76)

Income from operations before income taxes	43,625	21,423
Provision for income taxes	13,628	5,414

Net income	$29,997	$16,009

Earnings per share:
Basic	$0.83	$0.40

Diluted	$0.81	$0.40

Shares used in computing earnings per share:
Basic	36,034	39,923

Diluted	36,887	40,439

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(Unaudited)

	Common Stock					Accumulated Other	Total
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income
	(In thousands, except per share data)
Balance at September 30, 2011	37,084	$371	$1,098,388	$(1,627,180)	$1,015,624	$(21,709)	$465,494
Share-based compensation	—	—	4,757	—	—	—	4,757
Exercise of stock options	660	7	(2,972)	20,607	—	—	17,642
Tax effect from share-based payment arrangements	—	—	1,323	—	—	—	1,323
Repurchases of common stock	(1,889)	(19)	—	(50,901)	—	—	(50,920)
Issuance of ESPP shares from treasury	—	—	—	5	—	—	5
Issuance of restricted stock to employees from treasury	138	1	(6,952)	4,327	—	—	(2,624)
Dividends paid ($0.02 per share)	—	—	—	—	(717)	—	(717)
Net income	—	—	—	—	29,997	—	29,997	$29,997
Unrealized loss on investments	—	—	—	—	—	(15)	(15)	(15)
Cumulative translation adjustments	—	—	—	—	—	(2,684)	(2,684)	(2,684)

Balance at December 31, 2011	35,993	$360	$1,094,544	$(1,653,142)	$1,044,904	$(24,408)	$462,258	$27,298

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$29,997	$16,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,528	6,455
Share-based compensation	4,757	4,034
Deferred income taxes	425	819
Tax effect from share-based payment arrangements	1,323	(212)
Excess tax benefits from share-based payment arrangements	(1,671)	(435)
Net amortization of premium on marketable securities	120	297
Benefit from provision for doubtful accounts, net	—	(293)
Net loss on sales of property and equipment	—	3
Changes in operating assets and liabilities:
Accounts receivable	(12,589)	7,817
Prepaid expenses and other assets	2,193	2,262
Accounts payable	6,892	3,325
Accrued compensation and employee benefits	(10,058)	(11,105)
Other liabilities	1,873	624
Deferred revenue	12,359	3,280

Net cash provided by operating activities	41,149	32,880

Cash flows from investing activities:
Purchases of property and equipment	(7,757)	(1,328)
Purchases of marketable securities	(23,036)	—
Proceeds from maturities of marketable securities	72,509	21,415

Net cash provided by investing activities	41,716	20,087

Cash flows from financing activities:
Cash provided by issuances of common stock under employee stock option and purchase plans	15,023	68
Dividends paid	(717)	(798)
Repurchases of common stock	(57,685)	(2,169)
Excess tax benefits from share-based payment arrangements	1,671	435

Net cash used in financing activities	(41,708)	(2,464)

Effect of exchange rate changes on cash	(1,534)	(270)

Increase in cash and cash equivalents	39,623	50,233
Cash and cash equivalents, beginning of year	135,752	146,199

Cash and cash equivalents, end of year	$175,375	$196,432

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,696	$3,185
Cash paid for interest	$9,246	$9,588

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

Principles of Consolidation and Basis of Presentation

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2011. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

The following table represents financial assets that we measured at fair value on a recurring basis at December 31, 2011 and September 30, 2011, respectively:

December 31, 2011	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of December 31, 2011
	(In thousands)
Assets:
Cash equivalents (1)	$96,425	$—	$96,425
U.S. corporate debt (2)	—	3,544	3,544
U.S. commerical paper (2)	—	5,987	5,987
U.S. government obligations (2)	—	46,681	46,681
Marketable securities (3)	4,398	—	4,398

Total	$100,823	$56,212	$157,035

September 30, 2011	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2011
		(In thousands)
Assets:
Cash equivalents (1)	$67,504	$—	$67,504
U.S. corporate debt (2)	—	1,529	1,529
U.S. commercial paper (2)	—	13,993	13,993
U.S. government obligations (2)	—	44,092	44,092
U.S. municipal obligations (2)	—	46,212	46,212
Marketable securities (3)	4,170	—	4,170

Total	$71,674	$105,826	$177,500

(1)	Included in cash and cash equivalents on our balance sheet at December 31, 2011 and September 30, 2011. Not included in this table are cash deposits of $79.0 million and $68.2 million at December 31, 2011 and September 30, 2011, respectively.
(2)	Included in current marketable securities on our balance sheet at December 31, 2011 and September 30, 2011.
(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at December 31, 2011 and September 30, 2011.

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

For the fair value of our derivative instruments, see Note 3 to the condensed consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis primarily include goodwill and definite-lived intangible assets which are measured at fair value for the purposes of our annual impairment assessment.

3. Derivative Financial Instruments

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

The following tables summarize the fair value of our derivative instruments and their location in the consolidated balance sheet as of December 31, 2011 and September 30, 2011:

December 31, 2011
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

September 30, 2011
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

The following tables summarize our outstanding forward foreign currency contracts, by currency, at December 31, 2011 and September 30, 2011:

	December 31, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,200	$1,176	$—
Euro (EUR)	EUR 4,870	$6,311	$—

Buy foreign currency:
British pound (GBP)	GBP 3,391	$5,250	$—

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	$—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	$—

The forward foreign currency contracts were all entered into on December 31, 2011 and September 30, 2011, respectively; therefore, their fair value was $0.

Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income as a component of other income, net. These amounts are shown for the quarters ended December 31, 2011 and 2010 in the table below:

	Quarter Ended December 31, 2011	Quarter Ended December 31, 2010
	(In thousands)
Foreign currency forward contracts	$(492)	$123

4. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended December 31,
	2011	2010
	(In thousands)
Cost of revenues	$569	$569
Selling, general and administrative expenses	1,361	1,360

	$1,930	$1,929

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $136.1 million as of December 31, 2011 and September 30, 2011, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2011, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2012	$4,188
2013	4,126
2014	2,407
2015	2,407
2016	2,407
Thereafter	2,024

$17,559

The following table summarizes changes to goodwill during the quarter ended December 31, 2011, both in total and as allocated to our segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2011	$451,205	$146,648	$66,835	$664,688
Foreign currency translation adjustment	(731)	—	(13)	(744)

Balance at December 31, 2011	$450,474	$146,648	$66,822	$663,944

5. Composition of Certain Financial Statement Captions

The following table summarizes property and equipment, and the related accumulated depreciation and amortization.

	December 31, 2011	September 30, 2011
	(In thousands)
Property and equipment	$186,881	$183,826
Less: accumulated depreciation and amortization	(153,552)	(150,809)

	$33,329	$33,017

6. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of December 31, 2011, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

7. Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. These Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of December 31, 2011, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA and a fixed charge coverage ratio. The issuance of these Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of our Senior Notes was $512.0 million as of December 31, 2011 and September 30, 2011. The fair value of our Senior Notes was $564.8 million and $572.5 million as of December 31, 2011 and September 30, 2011, respectively.

8. Restructuring Expenses

The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018. There were no restructuring charges during the quarter ended December 31, 2011.

	Accrual at September 30, 2011	Expense Additions	Cash Payments	Accrual at December 31, 2011
	(In thousands)
Facilities charges	$5,362	$—	$(541)	$4,821
Employee separation	1,034	—	(1,034)	—

	6,396	$—	$(1,575)	4,821

Less: current portion	(3,062)			(1,804)

Non-current	$3,334			$3,017

9. Income Taxes

Effective Tax Rate

The effective income tax rate for the three months ended December 31, 2011 was 31.2% compared to 25.3% for the three months ended December 31, 2010. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate was due to the recognition of the 2010 extension of Federal Research and Development credit during fiscal 2011 and the expiration of the Federal Research and Development credit during fiscal 2012.

The total unrecognized tax benefit for uncertain tax positions at December 31, 2011 and September 30, 2011 is estimated to be approximately $9.6 million and $9.5 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. As of December 31, 2011 and September 30, 2011, we have accrued interest of $0.9 million and $0.8 million, respectively, related to the unrecognized tax benefits.

10. Share-Based Payments

We maintain the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. The 1992 Plan will terminate in February 2012. In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserves shares of common stock solely for the granting of inducement stock options and other awards, as defined, that meet the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan will be generally consistent with those made under our 1992 Plan. The 2003 Plan shall remain in effect until terminated by the Board of Directors. Stock option awards granted typically have a maximum term of seven years and vest ratably over four years.

The following table summarizes option activity during the quarter ended December 31, 2011:

	Shares	Weighted- average Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2011	5,812	$29.94
Granted	382	35.01
Exercised	(660)	26.74
Forfeited	(7)	22.24
Expired	(33)	37.47

Outstanding at December 31, 2011	5,494	$30.64	3.88	$37,188

Options exercisable at December 31, 2011	3,785	$33.21	2.97	$18,477

The following table summarizes restricted stock unit activity during the quarter ended December 31, 2011:

	Shares	Weighted- average Price
	(In thousands)
Outstanding at October 1, 2011	1,105	$23.14
Granted	501	35.56
Released	(214)	22.99
Forfeited	(32)	23.46

Outstanding at December 31, 2011	1,360	$27.73

11. Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended December 31,
	2011	2010
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$29,997	$16,009

Denominator – share:
Basic weighted-average shares	36,034	39,923
Effect of dilutive securities	853	516

Diluted weighted-average shares	36,887	40,439

Earnings per share:
Basic	$0.83	$0.40

Diluted	$0.81	$0.40

The computation of diluted EPS for the quarters ended December 31, 2011 and 2010 excludes options to purchase approximately 2,929,000 and 4,575,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.

12. Segment Information

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

The following tables summarize segment information for the quarters ended December 31, 2011 and 2010:

	Quarter ended December 31, 2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$64,272	$42,197	$7,714	$—	$114,183
Professional services	24,327	288	4,078	—	28,693
License	21,617	57	5,799	—	27,473

Total segment revenues	110,216	42,542	17,591	—	170,349
Segment operating expense	(70,090)	(13,295)	(15,341)	(12,864)	(111,590)

Segment operating income	$40,126	$29,247	$2,250	$(12,864)	58,759

Unallocated share-based compensation expense					(4,757)
Unallocated amortization expense					(1,930)

Operating income					52,072
Unallocated interest income					88
Unallocated interest expense					(7,987)
Unallocated other expense, net					(548)

Income before income taxes					$43,625

Depreciation expense	$2,795	$220	$373	$210	$3,598

	Quarter ended December 31, 2010
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$66,597	$40,505	$7,660	$—	$114,762
Professional services	24,749	239	2,920	—	27,908
License	6,290	71	6,900	—	13,261

Total segment revenues	97,636	40,815	17,480	—	155,931
Segment operating expense	(74,487)	(15,251)	(15,090)	(14,635)	(119,463)

Segment operating income	$23,149	$25,564	$2,390	$(14,635)	36,468

Unallocated share-based compensation expense					(4,034)
Unallocated amortization expense					(1,929)
Unallocated restructuring expense					(869)

Operating income					29,636
Unallocated interest income					104
Unallocated interest expense					(8,241)
Unallocated other expense, net					(76)

Income before income taxes					$21,423

Depreciation expense	$3,490	$280	$506	$250	$4,526

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

On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the United States District Court for the Southern District of New York for preliminary approval. This settlement requires no financial contribution from us. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. The Court granted the plaintiffs’ motion for final approval of the settlement and certified the settlement classes on October 5, 2009. The Court determined that the settlement is fair to the class members, approved the settlement and dismissed, with prejudice, the case against the Company and its individual defendants. Appeals of the opinion granting final approval were filed, all of which have been dismissed or settled.

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

Most of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries; approximately 80% and 77% of our revenues during the quarters ended December 31, 2011 and 2010, respectively, were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 67% and 74% of our revenues during the quarters ended December 31, 2011 and 2010, respectively, were derived from maintenance or arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring professional service arrangements.

Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $72.3 million and $57.3 million during the quarters ended December 31, 2011 and 2010, respectively, representing 42% and 37% of total consolidated revenues in each of these periods. We expect our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.

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

Transactional and Maintenance Bookings

We calculate transactional bookings as the total estimated volume of transactions or number of accounts under contract, multiplied by a contractual rate. Transactional contracts generally span multiple years and require us to make estimates about future transaction volumes or number of active accounts. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimated bookings and actual results occur due to variability in the volume of transactions or number of active accounts estimated. This variability is primarily caused by the following:

•	The health of the economy and economic trends in our customers’ industries;

•	Individual performance of our customers relative to their competitors; and

•	Regulatory and other factors that affect the business environment in which our customers operate.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield*	Number of Bookings over $1 Million	Weighted- Average Term
	(in millions)			(months)
Quarter ended December 31, 2011	$59.2	21%	14	22
Quarter ended December 31, 2010	$84.0	20%	10	42

*	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

Transactional and maintenance bookings were 33% and 60% of total bookings for the quarters ended December 31, 2011 and 2010, respectively. Professional services bookings were 46% and 25% of total bookings for the quarters ended December 31, 2011 and 2010, respectively. License bookings were 21% and 15% of total bookings for the quarters ended December 31, 2011 and 2010, respectively.

The weighted-average term of bookings achieved measures the average term over which the bookings are expected to be recognized as revenue. As the weighted-average term increases, the average amount of revenues expected to be realized in a quarter decreases; however, the revenues are expected to be recognized over a longer period of time. As the weighted-average term decreases, the average amount of revenues expected to be realized in a quarter increases; however, the revenues are expected to be recognized over a shorter period of time.

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

Current Business Environment

General economic conditions stabilized in fiscal 2011 from which we realized overall growth in our revenues. However, high levels of unemployment and financial market uncertainty continue to impact our customers in the United States and the pace of global recovery. Consumer and small business lending activity, which is one of the drivers of demand for our services, has stabilized in most markets around the world but in most cases is not yet showing strong growth. We expect growth in consumer lending to continue to lag the general economic recovery. In an effort to respond to these market conditions, we have continued to focus on activities related to our ongoing reengineering initiative. As part of this initiative, we continue to manage our expenses to maintain solid earnings and cash flows and grow revenues through strategic resource allocation. Key components of the initiative include ongoing rationalization of our business portfolio, simplifying management hierarchy, eliminating low-priority positions, investing in high-priority positions, consolidating facilities and managing fixed and variable costs.

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

	Quarter Ended December 31,		Percentage of Revenues
Segment	2011	2010	2011	2010	Period-to-Period Change	Period-to-Period Percentange Change
	(In thousands)				(In thousands)
Applications	$110,216	$97,636	65%	63%	$12,580	13%
Scores	42,542	40,815	25%	26%	1,727	4%
Tools	17,591	17,480	10%	11%	111	1%

Total revenue	$170,349	$155,931	100%	100%	14,418	9%

Quarter Ended December 31, 2011 Compared to Quarter Ended December 31, 2010

Applications

	Quarter Ended December 31,
	2011	2010	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$64,272	$66,597	$(2,325)	(3)%
Professional services	24,327	24,749	(422)	(2)%
License	21,617	6,290	15,327	244%

Total	$110,216	$97,636	12,580	13%

Applications segment revenues increased $12.6 million due to a $19.0 million increase in our fraud solutions, partially offset by a $3.9 million decrease in customer management solutions, a $2.3 million decrease in marketing solutions and a $0.2 million decrease in our other applications solutions.

The increase in fraud solutions revenues was primarily due to an increase in software revenue attributable to two large multi-year license transactions where revenue was recognized in the current quarter. In addition, the fraud solutions revenue was also impacted by increased professional services revenue from software implementations and a decrease in transactional-based revenues. The decrease in customer management solutions was mainly due to a decrease in license revenue. The decrease in marketing solutions was primarily attributable to a decrease in professional services revenue.

Scores

	Quarter Ended December 31,
	2011	2010	Period-to-Period Change	Period-to-Period Percenage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$42,197	$40,505	$1,692	4%
Professional services	288	239	49	21%
License	57	71	(14)	(20)%

Total	$42,542	$40,815	1,727	4%

Scores segment revenues increased $1.7 million due to an increase of $1.8 million in our business-to-business Scores revenue partially offset by a decrease of $0.1 million in our myFICO business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to an increase in PreScore and Credit Bureau Risk Scores revenues.

During the quarters ended December 31, 2011 and 2010, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 17% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Quarter Ended December 31,
	2011	2010	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$7,714	$7,660	$54	1%
Professional services	4,078	2,920	1,158	40%
License	5,799	6,900	(1,101)	(16)%

Total	$17,591	$17,480	111	1%

Tools segment revenues increased $0.1 million primarily due to increased professional services revenue in our Blaze product and an increase of license sales related to our Decision Optimizer product, partially offset by a decrease of license sales related to our Blaze Advisor and Model Builder products.

Operating Expenses and Other Income (Expense)

The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated:

	Quarter Ended December 31,		Percentage of Revenues
	2011	2010	2011	2010	Period-to- Period Change	Period-to-Period Percentage Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$170,349	$155,931	100%	100%	$14,418	9%

Operating expenses:
Cost of revenues	45,974	45,803	27%	29%	171	—%
Research and development	13,049	18,061	8%	12%	(5,012)	(28)%
Selling, general and administrative	57,324	59,633	33%	38%	(2,309)	(4)%
Amortization of intangible assets	1,930	1,929	1%	1%	1	—%
Restructuring	—	869	—%	1%	(869)	(100)%

Total operating expenses	118,277	126,295	69%	81%	(8,018)	(6)%

Operating income	52,072	29,636	31%	19%	22,436	76%
Interest income	88	104	—%	—%	(16)	(15)%
Interest expense	(7,987)	(8,241)	(5)%	(5)%	254	(3)%
Other expense, net	(548)	(76)	—%	—%	(472)	621%

Income from operations before income taxes	43,625	21,423	26%	14%	22,202	104%
Provision for income taxes	13,628	5,414	8%	4%	8,214	152%

Net income	$29,997	$16,009	18%	10%	13,988	87%

Number of employees at quarter end	2,047	2,206			(159)

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

Cost of revenues increased $0.2 million primarily due to a $3.7 million increase in personnel and labor costs, partially offset by a $2.6 million decrease in third party software and data cost, and a $0.9 million decrease in other costs. The increase in personnel and related costs was attributable to an increase in salary, related benefit and incentive cost. The decrease in third party software and data costs was attributable to a decrease in sales that require data acquisition, as well as cost savings resulting from vendor contract renegotiations. Cost of revenues as a percentage of revenues decreased from 29% for the quarter ended December 31, 2010 to 27% for the quarter end December 31, 2011 as a result of increased sales of higher-margin software products.

Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent or slightly higher than those incurred during the quarter ended December 31, 2011.

Research and Development

Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.

Research and development as a percentage of revenues was 8% during the quarter ended December 31, 2011, compared to 12% during the quarter ended December 31, 2010. The $5.0 million decrease was mainly attributable to a $2.9 million decrease in personnel and labor costs and a $1.4 million decrease in facilities and infrastructure costs. The decrease in personnel and related costs was due to decreased salary and related benefit expenses, partially offset by an increase in incentive expense for the quarter ended December 31, 2011. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent or slightly higher than those incurred during the quarter ended December 31, 2011.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues was 33% for the quarter ended December 31, 2011, compared to 38% for the quarter ended December 31, 2010. The $2.3 million decrease was attributable to a $2.1 million decrease in labor and personnel costs, a $0.8 million decrease in travel cost, a $0.7 million decrease in other costs, partially offset by a $1.3 million increase in marketing expenses. The decrease in labor and personnel costs was due to decreased salary and commission expenses, partially offset by an increase in incentive expense for the quarter ended December 31, 2011. The decrease in travel cost was due to increased restrictions on non-revenue producing travel. The increase in marketing expenses was due to the annual company marketing event held during the quarter ended December 31, 2011, partially offset by a reduction in marketing programs in areas that were not producing the anticipated sales results.

Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent or slightly higher than those incurred during the quarter ended December 31, 2011.

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

Over the next several quarters we expect that amortization expense will be slightly lower than the amortization expense we recorded during the quarter ended December 31, 2011.

Restructuring

During the quarter ended December 31, 2010, we incurred net charges totaling $0.9 million consisting of costs for vacating excess leased space.

There were no restructuring charges during the quarter ended December 31, 2011.

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. Interest income during the quarter ended December 31, 2011 was $0.1 million, consistent with the interest income we recorded during the quarter ended December 31, 2010.

Interest Expense

The quarter over quarter decrease in interest expense of $0.3 million was attributable to an $8.0 million principal payment in May 2011 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the quarter ended December 31, 2011.

Over the next several quarters we expect that interest expense will be consistent with levels recorded during the quarter ended December 31, 2011.

Other Expense, Net

Other expense, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

Other expense, net in the quarters ended December 31, 2011 and 2010 primarily consisted of foreign exchange currency losses.

Provision for Income Taxes

Our effective tax rate was 31.2% and 25.3% during the quarters ended December 31, 2011 and 2010, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate was due to the recognition of the 2010 extension of Federal Research and Development credit during fiscal 2011 and the expiration of the Federal Research and Development credit during fiscal 2012.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended December 31,
Segment	2011	2010	Period-to-Period Change	Period-to- Period Percentage Change
	(In thousands)		(In thousands)
Applications	$40,126	$23,149	$16,977	73%
Scores	29,247	25,564	3,683	14%
Tools	2,250	2,390	(140)	(6)%
Corporate expenses	(12,864)	(14,635)	1,771	(12)%

Total segment operating income	58,759	36,468	22,291	61%
Unallocated share-based compensation	(4,757)	(4,034)	(723)	18%
Unallocated amortization expense	(1,930)	(1,929)	(1)	—%
Unallocated restructuring	—	(869)	869	(100)%

Operating income	$52,072	$29,636	22,436	76%

The quarter over quarter $22.4 million increase in operating income was attributable to an increase in segment revenues, a decrease in segment operating expenses, unallocated corporate expenses and restructuring expense, partially offset by an increase in share-based compensation expense.

At the segment level, the quarter over quarter $22.3 million increase in segment operating income was driven by a $17.0 million increase in segment operating income in our Applications segment and a $3.7 million increase in segment operating income in our Scores segment, a $1.8 million decrease in corporate operating expenses, partially offset by a $0.2 million decrease in our Tools segment operating income.

The increase in Applications segment operating income was attributable to an increase in segment revenue primarily due to two large multi-year license transactions and a decline in segment operating expenses.

The increase in Scores segment operating income was attributable to an increase in segment revenue, and a decrease in segment operating expenses, driven by a decrease in digital marketing and third party data costs.

The decrease in Tools segment operating income was attributable primarily to an increase in segment operating expenses, partially offset by an increase in segment revenue.

Capital Resources and Liquidity

Outlook

As of December 31, 2011, we had $175.4 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until May 2013. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Summary of Cash Flows

	Quarter Ended December 31,
	2011	2010
	(in thousands)
Cash provided by/(used in):
Operating activities	$41,149	$32,880
Investing activities	41,716	20,087
Financing activities	(41,708)	(2,464)
Effect of exchange rate changes on cash	(1,534)	(270)

Increase in cash and cash equivalents	$39,623	$50,233

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $41.1 million during the quarter ended December 31, 2011 from $32.9 million during the quarter ended December 31, 2010. The increase was primarily attributable to higher income for the quarter ended December 31, 2011 partially offset by a decrease caused by the timing of receipts and payments in the ordinary course of business.

Cash Flows from Investing Activities

Net cash provided by investing activities increased to $41.7 million during the quarter ended December 31, 2011 from $20.1 million during the quarter ended December 31, 2010. The increase was primarily attributable to a $28.0 million increase in proceeds from sales and maturities of marketable securities, net of purchases, partially offset by a $6.4 million increase in fixed assets purchases.

Cash Flows from Financing Activities

Net cash used in financing activities increase to $41.7 million during the quarter ended December 31, 2011 from $2.5 million during the quarter ended December 31, 2010. The increase was primarily due to $57.7 million of common stock repurchased in the quarter ended December 31, 2011 versus $2.2 million of common stock repurchased in the quarter ended December 31, 2010, partially offset by an increase in cash generated from stock option exercises attributable to higher average stock price for the quarter ended December 31, 2011.

Repurchases of Common Stock

In June 2010, our Board of Directors approved a common stock repurchase program that allowed us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program was terminated in October 2011. On November 2, 2011, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. Pursuant to these programs during the quarter ended December 31, 2011, we repurchased 1,888,527 shares of our common stock for $50.9 million. As of December 31, 2011, we had $133.6 million remaining under the November 2011 authorization.

Dividends

During the quarter ended December 31, 2011, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of December 31, 2011, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted average interest rate of 5.20% and a weighted average maturity of 8 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of December 31, 2011 we were in compliance with all financial covenants under these facilities.

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

Valuation of Goodwill and Other Intangible Assets – Impairment Assessment

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

Interest Rate Risk

We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2011 and September 30, 2011:

	December 31, 2011			September 30, 2011
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$175,378	$175,375	0.13%	$135,752	$135,752	0.14%
Short-term investments	56,225	56,212	0.19%	105,819	105,826	0.16%

	$231,603	$231,587	0.15%	$241,571	$241,578	0.15%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at December 31, 2011 and September 30, 2011:

	December 31, 2011			September 30, 2011
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$267,000	$267,000	$301,902	$267,000	$267,000	$305,874
July 2010 $245 million Senior Notes	$245,000	$245,000	$262,868	$245,000	$245,000	$266,620

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had no borrowings outstanding under the credit facility as of December 31, 2011.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at December 31, 2011 and September 30, 2011:

	December 31, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,200	$1,176	$—
Euro (EUR)	EUR 4,870	$6,311	$—

Buy foreign currency:
British pound (GBP)	GBP 3,391	$5,250	$—

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	$—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	$—

The forward foreign currency contracts were all entered into on December 31, 2011 and September 30, 2011, respectively; therefore, the fair value was $0 on each of those dates.

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

Not Applicable

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	1,415,224	$24.51	1,408,525	$43,892,015
November 1, 2011 through November 30, 2011	423,528	$33.79	422,000	$135,726,738
December 1, 2011 through December 31, 2011	124,742	$36.48	58,002	$133,592,506

	1,963,494	$27.27	1,888,527	$133,592,506

(1)	Includes 74,967 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2011.
(2)	In June 2010, our Board of Directors approved a common stock repurchase program that allowed us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program was terminated in October 2011. On November 2, 2011, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

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

FAIR ISAAC CORPORATION

DATE: February 2, 2012	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Senior Vice President and Chief Financial Officer (for Registrant as duly authorized officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q

For The Quarterly Period Ended December 31, 2011

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections