Form 10-Q
period 2012-03-31
FAIR ISAAC CORP
filed 2012-04-30
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Act). ☐ Yes     ☒ No

The number of shares of common stock outstanding on April 23, 2012 was 34,284,474 (excluding 54,572,309 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$146,036	$135,752
Marketable securities available for sale, current portion	45,049	105,826
Accounts receivable, net	107,436	104,974
Prepaid expenses and other current assets	16,777	17,929

Total current assets	315,298	364,481
Marketable securities available for sale, less current portion	5,036	4,170
Other investments	11,133	10,934
Property and equipment, net	35,138	33,017
Goodwill	667,098	664,688
Intangible assets, net	16,120	19,498
Deferred income taxes	23,054	25,032
Other assets	7,714	7,648

Total assets	$1,080,591	$1,129,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,198	$11,139
Accrued compensation and employee benefits	34,356	36,470
Other accrued liabilities	37,203	47,031
Deferred revenue	51,030	41,768
Deferred income taxes	458	2,090
Current maturities on long-term debt	8,000	8,000

Total current liabilities	142,245	146,498
Senior notes	504,000	504,000
Other liabilities	21,152	13,476

Total liabilities	667,397	663,974

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 34,261 and 37,084 shares outstanding at March 31, 2012 and September 30, 2011, respectively)	343	371
Paid-in-capital	1,096,403	1,098,388
Treasury stock, at cost (54,596 and 51,773 shares at March 31, 2012 and September 30, 2011, respectively)	(1,729,496)	(1,627,180)
Retained earnings	1,064,207	1,015,624
Accumulated other comprehensive loss	(18,263)	(21,709)

Total stockholders’ equity	413,194	465,494

Total liabilities and stockholders’ equity	$1,080,591	$1,129,468

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$114,843	$111,431	$229,026	$226,193
Professional services	30,461	27,041	59,154	54,949
License	14,217	14,352	41,690	27,613

Total revenues	159,521	152,824	329,870	308,755

Operating expenses:
Cost of revenues (1)	48,814	48,506	94,788	94,309
Research and development	13,986	16,222	27,035	34,283
Selling, general and administrative (1)	57,035	55,449	114,359	115,082
Amortization of intangible assets (1)	1,490	1,933	3,420	3,862
Restructuring	—	11,522	—	12,391

Total operating expenses	121,325	133,632	239,602	259,927

Operating income	38,196	19,192	90,268	48,828
Interest income	106	57	194	161
Interest expense	(7,984)	(8,137)	(15,971)	(16,378)
Other expense, net	(634)	(78)	(1,182)	(154)

Income from operations before income taxes	29,684	11,034	73,309	32,457
Provision for income taxes	9,672	3,289	23,300	8,703

Net Income	$20,012	$7,745	$50,009	$23,754

Earnings per share
Basic	$0.57	$0.19	$1.40	$0.59
Diluted	$0.55	$0.19	$1.36	$0.59
Shares used in computing earnings per share:
Basic	35,331	40,010	35,685	39,966

Diluted	36,552	40,618	36,721	40,528

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(Unaudited)

	Common Stock					Accumulated Other	Total
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income
	(In thousands, except per share data)
Balance at September 30, 2011	37,084	$371	$1,098,388	$(1,627,180)	$1,015,624	$(21,709)	$465,494
Share-based compensation	—	—	9,384	—	—	—	9,384
Exercise of stock options	1,355	14	(5,779)	42,464	—	—	36,699
Tax effect from share-based payment arrangements	—	—	3,160	—	—	—	3,160
Repurchases of common stock	(4,352)	(44)	—	(150,231)	—	—	(150,275)
Issuance of ESPP shares from treasury	—	—	1	8	—	—	9
Issuance of restricted stock to employees from treasury	174	2	(8,751)	5,443	—	—	(3,306)
Dividends paid ($0.02 per share)	—	—	—	—	(1,426)	—	(1,426)
Net income	—	—	—	—	50,009	—	50,009	$50,009
Unrealized loss on investments	—	—	—	—	—	(8)	(8)	(8)
Cumulative translation adjustments	—	—	—	—	—	3,454	3,454	3,454

Balance at March 31, 2012	34,261	$343	$1,096,403	$(1,729,496)	$1,064,207	$(18,263)	$413,194	$53,455

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$50,009	$23,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,049	12,770
Share-based compensation	9,384	8,205
Deferred income taxes	(1,967)	818
Tax effect from share-based payment arrangements	3,160	(144)
Excess tax benefits from share-based payment arrangements	(3,414)	(1,127)
Net amortization of premium on marketable securities	178	365
Benefit from provision for doubtful accounts, net	—	(582)
Net loss on sales of property and equipment	2	155
Changes in operating assets and liabilities:
Accounts receivable	(1,680)	7,275
Prepaid expenses and other assets	1,077	3,911
Accounts payable	4,629	6,257
Accrued compensation and employee benefits	(2,209)	(9,788)
Other liabilities	(2,853)	1,580
Deferred revenue	17,111	6,169

Net cash provided by operating activities	83,476	59,618

Cash flows from investing activities:
Purchases of property and equipment	(13,364)	(5,106)
Purchases of marketable securities	(43,071)	—
Proceeds from sales of marketable securities	—	13,644
Proceeds from maturities of marketable securities	103,659	54,545
Distribution from cost method investees	(199)	75

Net cash provided by investing activities	47,025	63,158

Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock option and purchase plans	33,401	6,889
Dividends paid	(1,426)	(1,599)
Repurchases of common stock	(156,773)	(19,311)
Excess tax benefits from share-based payment arrangements	3,414	1,127

Net cash used in financing activities	(121,384)	(12,894)

Effect of exchange rate changes on cash	1,167	2,213

Increase in cash and cash equivalents	10,284	112,095
Cash and cash equivalents, beginning of year	135,752	146,199

Cash and cash equivalents, end of year	$146,036	$258,294

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$18,027	$8,696
Cash paid for interest	$15,712	$16,082

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable; goodwill and other intangible assets; software development costs and deferred tax assets; the benefits related to uncertain tax positions; the determination of the fair value of stock-based compensation; the ability to estimate hours in connection with fixed-fee service contracts and transactional-based revenues for which actual transaction volumes have not yet been received; and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

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

•	Level 1—uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain equity securities.

•

Level 2—uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 assets are comprised of U.S. government and corporate debt obligations that are generally held to maturity.

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

The following table represents financial assets that we measured at fair value on a recurring basis at March 31, 2012 and September 30, 2011, respectively:

March 31, 2012	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of March 31, 2012
	(In thousands)
Assets:
Cash equivalents (1)	$88,587	$—	$88,587
U.S. certificates of deposits (2)	—	5,001	5,001
U.S. corporate debt (2)	—	2,023	2,023
U.S. commerical paper (2)	—	10,998	10,998
Non-U.S. commerical paper (2)	—	4,997	4,997
U.S. government obligations (2)	—	22,030	22,030
Marketable securities (3)	5,036	—	5,036

Total	$93,623	$45,049	$138,672

September 30, 2011	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2011
	(In thousands)
Assets:
Cash equivalents (1)	$67,504	$—	$67,504
U.S. corporate debt (2)	—	1,529	1,529
U.S. commercial paper (2)	—	13,993	13,993
U.S. government obligations (2)	—	44,092	44,092
U.S. municipal obligations (2)	—	46,212	46,212
Marketable securities (3)	4,170	—	4,170

Total	$71,674	$105,826	$177,500

(1)	Included in cash and cash equivalents on our balance sheet at March 31, 2012 and September 30, 2011. Not included in this table are cash deposits of $57.4 million and $68.2 million at March 31, 2012 and September 30, 2011, respectively.
(2)	Included in current marketable securities on our balance sheet at March 31, 2012 and September 30, 2011.
(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at March 31, 2012 and September 30, 2011.

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

The following tables summarize the fair value of our derivative instruments and their location in the consolidated balance sheet as of March 31, 2012 and September 30, 2011:

March 31, 2012
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

September 30, 2011
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

The following tables summarize our outstanding forward foreign currency contracts, by currency, at March 31, 2012 and September 30, 2011:

	March 31, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,650	$1,651	$—
Euro (EUR)	EUR 4,650	$6,205	$—

Buy foreign currency:
British pound (GBP)	GBP 3,190	$5,100	$—

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	$—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	$—

The forward foreign currency contracts were all entered into on March 31, 2012 and September 30, 2011, respectively; therefore, their fair value was $0.

Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income as a component of other expense, net. These amounts are shown for the quarters and six months ended March 31, 2012 and 2011 in the tables below:

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
	(In thousands)
Foreign currency forward contracts	$146	$(126)

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
	(In thousands)
Foreign currency forward contracts	$143	$(249)

4. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$128	$568	$697	$1,137
Selling, general and administrative expenses	1,362	1,365	2,723	2,725

	$1,490	$1,933	$3,420	$3,862

Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $136.1 million as of March 31, 2012 and September 30, 2011, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2012, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2012	$2,749
2013	4,126
2014	2,407
2015	2,407
2016	2,407
Thereafter	2,024

$16,120

The following table summarizes changes to goodwill during the six months ended March 31, 2012, both in total and as allocated to our segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2011	$451,205	$146,648	$66,835	$664,688
Foreign currency translation adjustment	1,986	—	424	2,410

Balance at March 31, 2012	$453,191	$146,648	$67,259	$667,098

5. Composition of Certain Financial Statement Captions

The following table summarizes property and equipment, and the related accumulated depreciation and amortization.

	March 31, 2012	September 30, 2011
	(In thousands)
Property and equipment	$186,045	$183,826
Less: accumulated depreciation and amortization	(150,907)	(150,809)

	$35,138	$33,017

6. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of March 31, 2012, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

7. Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. These Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of March 31, 2012, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA and a fixed charge coverage ratio. The issuance of these Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of our Senior Notes was $512.0 million as of March 31, 2012 and September 30, 2011. The fair value of our Senior Notes was $517.3 million and $572.5 million as of March 31, 2012 and September 30, 2011, respectively.

8. Restructuring Expenses

The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018. There were no restructuring charges during the six months ended March 31, 2012.

	Accrual at September 30, 2011	Expense Additions	Cash Payments	Accrual at March 31, 2012
	(In thousands)
Facilities charges	$5,362	$—	$(1,032)	$4,330
Employee separation	1,034	—	(1,034)	—

	6,396	$—	$(2,066)	4,330

Less: current portion	(3,062)			(2,779)

Non-current	$3,334			$1,551

9. Income Taxes

Effective Tax Rate

The effective income tax rate was 32.6% and 29.8% during the quarters ended March 31, 2012 and 2011, respectively, and 31.8% and 26.8% during the six months ended March 31, 2012 and 2011, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate year over year was due to the recognition of the 2010 extension of Federal Research and Development credit during fiscal 2011 and the expiration of the Federal Research and Development credit during fiscal 2012. In addition, there was a one-time entity restructuring charge in the first six months of fiscal 2012.

The total unrecognized tax benefit for uncertain tax positions at March 31, 2012 and September 30, 2011 is estimated to be approximately $7.6 million and $9.5 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. As of March 31, 2012 and September 30, 2011, we have accrued interest of $0.3 million and $0.8 million, respectively, related to the unrecognized tax benefits.

10. Share-Based Payments

The 1992 Long-term Incentive Plan (the “1992 Plan”) expired by its terms on February 4, 2012. On February 7, 2012 our shareholders approved the adoption of the 2012 Long-Term Incentive Plan (the “2012 Plan”) and the termination of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2012 Plan authorizes the issuance of 6,000,000 shares of our common stock. Unused shares under the 1992 Plan and the 2003 Plan will not be available for grants under the 2012 Plan. Under the terms of the 2012 Plan, the pool of shares available for issuance may be used for all types of equity awards available under the 2012 Plan, which include stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors will be eligible to receive awards under the 2012 plan. The 2012 Plan will terminate on the tenth anniversary of its adoption by our Board of Directors. Stock option awards granted typically have a maximum term of seven years and vest ratably over four years.

11. Earnings Per Share

The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator for diluted and basic earnings per share—Net income:	$20,012	$7,745	$50,009	$23,754

Denominator—shares:
Basic weighted-average shares	35,331	40,010	35,685	39,966
Effect of dilutive securities	1,221	608	1,036	562

Diluted weighted-average shares	36,552	40,618	36,721	40,528

Earnings per share:
Basic	$0.57	$0.19	$1.40	$0.59

Diluted	$0.55	$0.19	$1.36	$0.59

The computation of diluted EPS for the quarters ended March 31, 2012 and 2011, excludes options to purchase approximately 1,187,000 and 3,833,000 shares of common stock, respectively, and for the six months ended March 31, 2012 and 2011 excludes options to purchase approximately 2,058,000 and 4,204,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.

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

The following tables summarize segment information for the three and six months ended March 31, 2012 and 2011:

	Quarter Ended March 31, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$63,523	$43,636	$7,684	$—	$114,843
Professional services	25,756	521	4,184	—	30,461
License	6,855	268	7,094	—	14,217

Total segment revenues	96,134	44,425	18,962	—	159,521
Segment operating expense	(70,033)	(13,103)	(14,567)	(17,505)	(115,208)

Segment operating income	$26,101	$31,322	$4,395	$(17,505)	44,313

Unallocated share-based compensation expense					(4,627)
Unallocated amortization expense					(1,490)

Operating income					38,196
Unallocated interest income					106
Unallocated interest expense					(7,984)
Unallocated other expense, net					(634)

Income before income taxes					$29,684

Depreciation expense	$2,385	$172	$269	$205	$3,031

	Quarter Ended March 31, 2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$64,102	$39,894	$7,435	$—	$111,431
Professional services	23,486	730	2,825	—	27,041
License	8,348	336	5,668	—	14,352

Total segment revenues	95,936	40,960	15,928	—	152,824
Segment operating expense	(72,262)	(15,262)	(13,057)	(15,425)	(116,006)

Segment operating income	$23,674	$25,698	$2,871	$(15,425)	36,818

Unallocated share-based compensation expense					(4,171)
Unallocated amortization expense					(1,933)
Unallocated restructuring expense					(11,522)

Operating income					19,192
Unallocated interest income					57
Unallocated interest expense					(8,137)
Unallocated other expense, net					(78)

Income before income taxes					$11,034

Depreciation expense	$3,431	$271	$406	$274	$4,382

	Six Months Ended March 31, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$127,795	$85,833	$15,398	$—	$229,026
Professional services	50,083	809	8,262	—	59,154
License	28,472	325	12,893	—	41,690

Total segment revenues	206,350	86,967	36,553	—	329,870
Segment operating expense	(140,123)	(26,398)	(29,908)	(30,369)	(226,798)

Segment operating income	$66,227	$60,569	$6,645	$(30,369)	103,072

Unallocated share-based compensation expense					(9,384)
Unallocated amortization expense					(3,420)

Operating income					90,268
Unallocated interest income					194
Unallocated interest expense					(15,971)
Unallocated other expense, net					(1,182)

Income before income taxes					$73,309

Depreciation expense	$5,180	$392	$642	$415	$6,629

	Six Months Ended March 31, 2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$130,699	$80,399	$15,095	$—	$226,193
Professional services	48,235	969	5,745	—	54,949
License	14,638	407	12,568	—	27,613

Total segment revenues	193,572	81,775	33,408	—	308,755
Segment operating expense	(146,749)	(30,513)	(28,147)	(30,060)	(235,469)

Segment operating income	$46,823	$51,262	$5,261	$(30,060)	73,286

Unallocated share-based compensation expense					(8,205)
Unallocated amortization expense					(3,862)
Unallocated restructuring expense					(12,391)

Operating income					48,828
Unallocated interest income					161
Unallocated interest expense					(16,378)
Unallocated other expense, net					(154)

Income before income taxes					$32,457

Depreciation expense	$6,921	$551	$912	$524	$8,908

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

Most of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries; approximately 80% and 78% of our revenues during the quarters ended March 31, 2012 and 2011, respectively, and 80% and 77% of our revenues for the six months ended March 31, 2012 and 2011, respectively, were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 72% and 73% of our revenues during the quarters ended March 31, 2012 and 2011, respectively, and 69% and 73% of our revenues for the six months ended March 31, 2012 and 2011, respectively, were derived from maintenance or arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring professional service arrangements.

Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $57.0 million and $59.3 million during the quarters ended March 31, 2012 and 2011, respectively, representing 36% and 39% of total consolidated revenues in each of these periods. International revenues totaled $129.3 million and $116.6 million during the six months ended March 31, 2012 and 2011, respectively, representing 39% and 38% of total consolidated revenues in each of these periods. We expect our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield*	Number of Bookings over $1 Million	Weighted- Average Term
	(in millions)			(months)
Quarter Ended March 31, 2012	$78.4	24%	13	23

Quarter Ended March 31, 2011	$57.7	29%	12	19

Six Months Ended March 31, 2012	$137.6	31%	27	NM

Six Months Ended March 31, 2011	$141.7	29%	22	NM

*	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

Transactional and maintenance bookings were 37% and 29% of total bookings for the quarters ended March 31, 2012 and 2011, respectively. Professional services bookings were 44% and 48% of total bookings for the quarters ended March 31, 2012 and 2011, respectively. License bookings were 19% and 23% of total bookings for the quarters ended March 31, 2012 and 2011, respectively.

Transactional and maintenance bookings were 35% and 48% of total bookings for the six months ended March 31, 2012 and 2011, respectively. Professional services bookings were 45% and 34% of total bookings for the six months ended March 31, 2012 and 2011, respectively. License bookings were 20% and 18% of total bookings for the six months ended March 31, 2012 and 2011, respectively.

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

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

						Period-to-Period
	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2012	2011	2012	2011	Change	Change
	(In thousands)				(In thousands)
Applications	$96,134	$95,936	60%	63%	$198	0%
Scores	44,425	40,960	28%	27%	3,465	8%
Tools	18,962	15,928	12%	10%	3,034	19%

Total revenue	$159,521	$152,824	100%	100%	6,697	4%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period	Period-to-Period
						Percentage
Segment	2012	2011	2012	2011	Change	Change
	(In thousands)				(In thousands)
Applications	$206,350	$193,572	63%	63%	$12,778	7%
Scores	86,967	81,775	26%	26%	5,192	6%
Tools	36,553	33,408	11%	11%	3,145	9%

Total revenue	$329,870	$308,755	100%	100%	21,115	7%

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Applications

	Quarter Ended March 31,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$63,523	$64,102	$(579)	(1)%
Professional services	25,756	23,486	2,270	10%
License	6,855	8,348	(1,493)	(18)%

Total	$96,134	$95,936	198	0%

The $0.2 million increase in Applications segment revenues consisted of a $0.9 million increase in fraud solutions, a $0.4 million increase in customer management solutions, a $0.3 million increase in collections and recovery solutions, partially offset by a $1.4 million decrease in marketing solutions.

The increase in fraud solutions revenue was primarily due to an increase in professional services revenue from software implementations and consulting services, an increase in transactional-based revenue, partially offset by a decrease in software revenue. The decrease in marketing solutions revenue was primarily attributable to a decrease in professional services revenue.

Scores

	Quarter Ended March 31,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$43,636	$39,894	$3,742	9%
Professional services	521	730	(209)	(29)%
License	268	336	(68)	(20)%

Total	$44,425	$40,960	3,465	8%

Scores segment revenues increased $3.5 million due to an increase of $3.8 million in our business-to-business Scores revenue partially offset by a decrease of $0.3 million in our myFICO business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to a large non-recurring project conducted by a major customer utilizing historical Credit Bureau Risk Scores.

During the quarters ended March 31, 2012 and 2011, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Quarter Ended March 31,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$7,684	$7,435	$249	3%
Professional services	4,184	2,825	1,359	48%
License	7,094	5,668	1,426	25%

Total	$18,962	$15,928	3,034	19%

Tools segment revenues increased $3.0 million primarily due to an increase of license and professional services revenue related to our Blaze Advisor product.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011 Revenues

Applications

	Six Months Ended March 31,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$127,795	$130,699	$(2,904)	(2)%
Professional services	50,083	48,235	1,848	4%
License	28,472	14,638	13,834	95%

Total	$206,350	$193,572	12,778	7%

Applications segment revenues increased $12.8 million due to a $19.8 million increase in our fraud solutions and a $0.2 million increase in our other applications solutions, partially offset by a $3.7 million decrease in our marketing solutions and a $3.5 million decrease in our customer management solutions.

The increase in fraud solutions revenue was primarily due to an increase in software revenue attributable to two large multi-year license transactions during the first half of fiscal 2012. In addition, the fraud solutions revenue was also impacted by increased professional services revenue from software implementations and consulting services and a decrease in transactional-based revenues. The decrease in marketing solutions revenue was mainly attributable to a decrease in professional services revenue. The decrease in customer management solutions revenue was attributable to a decline in license sales in our TRIAD product.

Scores

	Six Months Ended March 31,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$85,833	$80,399	$5,434	7%
Professional services	809	969	(160)	(17)%
License	325	407	(82)	(20)%

Total	$86,967	$81,775	5,192	6%

Scores segment revenues increased $5.2 million primarily due to a $5.6 million increase in our business-to-business Scores revenue partially offset by a $0.4 million decrease in our myFICO business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to an increase in Credit Bureau Risk Scores and PreScore revenues. The decline in our myFICO business-to-consumer services was primarily attributable to a decrease in royalties derived from scores sold indirectly to consumers through credit reporting agencies. This decline was partially offset by stronger direct sales generated from the myFico website.

During the six months ended March 31, 2012 and 2011, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Six Months Ended March 31,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$15,398	$15,095	$303	2%
Professional services	8,262	5,745	2,517	44%
License	12,893	12,568	325	3%

Total	$36,553	$33,408	3,145	9%

Tools segment revenues increased $3.1 million primarily due to an increase of services revenue related to our Blaze Advisor and Decision Optimizer products.

Operating Expenses and Other Income (Expense)

The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2012	2011	2012	2011	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$159,521	$152,824	100%	100%	$6,697	4%

Operating expenses:
Cost of revenues	48,814	48,506	30%	32%	308	1%
Research and development	13,986	16,222	9%	11%	(2,236)	(14)%
Selling, general and administrative	57,035	55,449	36%	36%	1,586	3%
Amortization of intangible assets	1,490	1,933	1%	1%	(443)	(23)%
Restructuring	—	11,522	—%	7%	(11,522)	(100)%

Total operating expenses	121,325	133,632	76%	87%	(12,307)	(9)%

Operating income	38,196	19,192	24%	13%	19,004	99%
Interest income	106	57	—%	—%	49	86%
Interest expense	(7,984)	(8,137)	(5)%	(6)%	153	(2)%
Other expense, net	(634)	(78)	—%	—%	(556)	713%

Income from operations before income taxes	29,684	11,034	19%	7%	18,650	169%
Provision for income taxes	9,672	3,289	6%	2%	6,383	194%

Net income	$20,012	$7,745	13%	5%	12,267	158%

Number of employees at quarter end	2,079	2,033			46	2%

	Six Months Ended March 31,		Percentage of Revenues		Period-to- Period	Period-to- Period Percentage
	2012	2011	2012	2011	Change	Change
	(In thousands)				(In thousands)
Revenues	$329,870	$308,755	100%	100%	$21,115	7%

Operating expenses:
Cost of revenues	94,788	94,309	29%	31%	479	1%
Research and development	27,035	34,283	8%	11%	(7,248)	(21)%
Selling, general and administrative	114,359	115,082	35%	37%	(723)	(1)%
Amortization of intangible assets	3,420	3,862	1%	1%	(442)	(11)%
Restructuring	—	12,391	—%	4%	(12,391)	(100)%

Total operating expenses	239,602	259,927	73%	84%	(20,325)	(8)%

Operating income	90,268	48,828	27%	16%	41,440	85%
Interest income	194	161	—%	—%	33	20%
Interest expense	(15,971)	(16,378)	(5)%	(5)%	407	(2)%
Other expense, net	(1,182)	(154)	—%	—%	(1,028)	668%

Income from operations before income taxes	73,309	32,457	22%	11%	40,852	126%
Provision for income taxes	23,300	8,703	7%	3%	14,597	168%

Net income	$50,009	$23,754	15%	8%	26,255	111%

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

The quarter over quarter increase of $0.3 million in cost of revenues was primarily due to a $2.5 million increase in personnel and labor costs and a $0.5 million increase in other costs, partially offset by a $2.7 million decrease in third party software and data cost. The increase in personnel and related costs was attributable to an increase in salary, related benefit and incentive cost. The decrease in third party software and data costs was attributable to a decrease in sales that require data acquisition, as well as cost savings resulting from vendor contract renegotiations. Cost of revenues as a percentage of revenues decreased from 32% for the quarter ended March 31, 2011 to 30% for the quarter ended March 31, 2012 as a result of increased sales of higher-margin Scores products.

The year-to-date period over period increase of $0.5 million in cost of revenues resulted from a $6.2 million increase in personnel and labor costs, partially offset by a $5.3 million decrease in third party software and data cost and a $0.4 million decrease in other expenses. The increase in personnel and other labor-related costs was attributable to an increase in salary, related benefit and incentive cost. The decrease in third party software and data costs was attributable to a decrease in sales that require data acquisition, as well as cost savings resulting from vendor contract renegotiations. Cost of revenues as a percentage of revenues decreased from 31% for the six months ended March 31, 2011 to 29% for the six months ended March 31, 2012 as a result of increased sales of higher-margin Applications software and Scores products.

Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2012.

Research and Development

Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.

Research and development as a percentage of revenues was 9% during the quarter ended March 31, 2012, compared to 11% during the quarter ended March 31, 2011. The $2.2 million decrease was mainly attributable to a $1.4 million decrease in personnel and labor costs, a $0.7 million decrease in facilities and infrastructure costs and a $0.1 million decrease in other costs. The decrease in personnel and related costs was due to decreased salary and related benefit expenses, partially offset by an increase in incentive expense for the quarter ended March 31, 2012. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

Research and development as a percentage of revenues was 8% during the six months ended March 31, 2012, compared to 11% during the six months ended March 31, 2011. The $7.2 million decrease was mainly attributable to a $4.3 million decrease in personnel and labor costs, a $2.1 million decrease in facilities and infrastructure costs and a $0.8 million decrease in other costs. The decrease in personnel and related costs was due to decreased salary and related benefit expenses, partially offset by an increase in incentive expense for the six months ended March 31, 2012. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2012.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues was 36% during the quarters ended March 31, 2012 and 2011. The quarter over quarter increase of $1.6 million in selling, general and administrative expenses was attributable to a $2.7 million increase in labor and personnel costs, $0.1 million increase in other costs, partially offset by a $1.2 million decrease in facilities and infrastructure costs. The increase in labor and personnel costs was due to increased commission and incentive expenses, partially offset by a decrease in salary and related benefit expenses for the quarter ended March 31, 2012. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

Selling, general and administrative expenses as a percentage of revenues was 35% during the six months ended March 31, 2012, compared to 37% during the six months ended March 31, 2011. The year-to-date period over period decrease of $0.7 million in selling, general and administrative expenses was attributable to a $1.8 million decrease in facilities and infrastructure costs and a $0.5 million decrease in travel cost, partially offset by a $1.6 million increase in marketing expenses. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from overhead reductions and exiting certain facilities. The decrease in travel cost was due to increased restrictions on non-revenue producing travel. The increase in marketing expenses was due to a company marketing event held during the first half of fiscal 2012, partially offset by a reduction in marketing programs in areas that were not producing the anticipated sales results.

Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2012.

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

Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended March 31, 2012.

Restructuring

There were no restructuring charges during the three and six months ended March 31, 2012.

During the three and six months ended March 31, 2011, we incurred net charges totaling $11.5 million and $12.4 million, respectively, consisting of severance costs and costs for vacating excess leased space.

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. Over the next several quarters we expect that interest income will be consistent with the interest income we recorded during the quarter ended March 31, 2012.

Interest Expense

The quarter over quarter decrease in interest expense of $0.2 million was attributable to an $8.0 million principal payment in May 2011 on the Senior Notes issued in May 2008 resulting in a lower average debt balance for the quarter ended March 31, 2012.

The year-to-date period over period decrease in interest expense of $0.4 million was attributable to an $8.0 million principal payment in May 2011 on the Senior Notes issued in May 2008 resulting in a lower average debt balance for the six months ended March 31, 2012, as well as a decline in credit facility fees as a result of the company lowering the revolving line of credit in the second half of fiscal 2011.

Over the next several quarters we expect that interest expense will be consistent with levels recorded during the quarter ended March 31, 2012.

Other Expense, Net

Other expense, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

The quarter over quarter increase in other expense, net of $0.6 million was primarily attributable to a one-time vendor termination fee in the quarter ended March 31, 2012.

The year-to-date period over period increase in other expense, net of $1.0 million was primarily attributable to a one-time vendor termination fee, as well as increased foreign currency losses during the six months ended March 31, 2012.

Provision for Income Taxes

The effective income tax rate was 32.6% and 29.8% during the quarters ended March 31, 2012 and 2011, respectively, and 31.8% and 26.8% during the six months ended March 31, 2012 and 2011, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate year over year was due to the recognition of the 2010 extension of Federal Research and Development credit during fiscal 2011 and the expiration of the Federal Research and Development credit during fiscal 2012. In addition, there was a one-time entity restructuring charge in the first six months of fiscal 2012.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended March 31,		Period-to-Period	Period-to- Period Percentage
Segment	2012	2011	Change	Change
	(In thousands)		(In thousands)
Applications	$26,101	$23,674	$2,427	10%
Scores	31,322	25,698	5,624	22%
Tools	4,395	2,871	1,524	53%
Corporate expenses	(17,505)	(15,425)	(2,080)	13%

Total segment operating income	44,313	36,818	7,495	20%
Unallocated share-based compensation	(4,627)	(4,171)	(456)	11%
Unallocated amortization expense	(1,490)	(1,933)	443	(23)%
Unallocated restructuring	—	(11,522)	11,522	(100)%

Operating income	$38,196	$19,192	19,004	99%

	Six Months Ended March 31,		Period-to-Period	Period-to- Period Percentage
Segment	2012	2011	Change	Change
	(In thousands)		(In thousands)
Applications	$66,227	$46,823	$19,404	41%
Scores	60,569	51,262	9,307	18%
Tools	6,645	5,261	1,384	26%
Corporate expenses	(30,369)	(30,060)	(309)	1%

Total segment operating income	103,072	73,286	29,786	41%
Unallocated share-based compensation	(9,384)	(8,205)	(1,179)	14%
Unallocated amortization expense	(3,420)	(3,862)	442	(11)%
Unallocated restructuring	—	(12,391)	12,391	(100)%

Operating income	$90,268	$48,828	41,440	85%

The quarter over quarter $19.0 million increase in operating income was attributable to a decrease in restructuring expense, an increase in segment revenues, a decrease in segment operating expenses, partially offset by an increase in unallocated corporate expenses.

At the segment level, the quarter over quarter $7.5 million increase in segment operating income was driven by a $5.6 million increase in segment operating income in our Scores segment, a $2.4 million increase in segment operating income in our Applications segment, and a $1.5 million increase in our Tools segment operating income, partially offset by a $2.0 million increase in corporate operating expenses.

The increase in Scores segment operating income was attributable to an increase in segment revenue and a decrease in segment operating expenses, driven by a decrease in digital marketing and third party data costs.

The increase in Applications segment operating income was attributable to a decline in segment operating expenses.

The increase in Tools segment operating income was attributable primarily to an increase in segment revenue partially offset by an increase in segment operating expenses.

The year-to-date period over period $41.4 million increase in operating income was attributable to an increase in segment revenues, a decrease in restructuring expense, a decrease in segment operating expenses, partially offset by an increase in share-based compensation expense.

At the segment level, the $29.8 million increase in segment operating income was driven by a $19.4 million increase in segment operating income in our Applications segment, a $9.3 million increase in segment operating income in our Scores segment, a $1.4 million increase in our Tools segment operating income, partially offset by a $0.3 million increase in corporate operating expenses.

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

The increase in Tools segment operating income was attributable primarily to an increase in segment revenue partially offset by an increase in segment operating expenses.

Capital Resources and Liquidity

Outlook

As of March 31, 2012 we had $196.1 million in cash, cash equivalents and marketable security investments. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Under our current financing arrangements we have no significant debt obligations maturing until May 2013. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Summary of Cash Flows

	Six Months Ended March 31,
	2012	2011
	(in thousands)
Cash provided by/(used in):
Operating activities	$83,476	$59,618
Investing activities	47,025	63,158
Financing activities	(121,384)	(12,894)
Effect of exchange rate changes on cash	1,167	2,213

Increase in cash and cash equivalents	$10,284	$112,095

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $83.5 million during the six months ended March 31, 2012 from $59.6 million during the six months ended March 31, 2011. The increase was attributable to higher net income for the six months ended March 31, 2012 partially offset by a decrease primarily caused by the timing of receipts and payments in the ordinary course of business.

Cash Flows from Investing Activities

Net cash provided by investing activities decreased to $47.0 million during the six months ended March 31, 2012 from $63.2 million during the six months ended March 31, 2011. The decrease was primarily attributable to an $8.3 million increase in fixed assets purchases and a $7.6 million decrease in proceeds from sales and maturities of marketable securities, net of purchases.

Cash Flows from Financing Activities

Net cash used in financing activities increased to $121.4 million during the six months ended March 31, 2012 from $12.9 million during the six months ended March 31, 2011. The increase was primarily due to $156.8 million of common stock repurchased in the six months ended March 31, 2012 versus $19.3 million of common stock repurchased in the six months ended March 31, 2011, partially offset by an increase in cash generated from stock option exercises attributable to a higher average stock price for the first six months of fiscal 2012.

Repurchases of Common Stock

In June 2010, our Board of Directors approved a common stock repurchase program that allowed us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program was terminated in October 2011. On November 2, 2011, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. Pursuant to these programs during the three and six months ended March 31, 2012 we repurchased 2,463,145 shares of our common stock for $99.4 million and 4,351,672 shares of our common stock for $150.3 million, respectively. As of March 31, 2012, we had $34.2 million remaining under the November 2011 authorization.

Dividends

During the quarter ended March 31, 2012, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of March 31, 2012, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted average interest rate of 5.2% and a weighted average maturity of 8.0 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of March 31, 2012 we were in compliance with all financial covenants under these purchase agreements.

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

Hosting Services

We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the contractual term. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of the Company’s fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the contractual term of the customer arrangement. ASP transactional fees are recorded monthly as earned.

Multiple-Deliverable Arrangements including Non-Software

Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle. We analyze selling prices used in our allocation of arrangement consideration on an annual basis, or more frequently if necessary. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

Interest Rate and Equity Market Price

We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2012 and September 30, 2011:

	March 31, 2012			September 30, 2011
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$146,036	$146,036	0.18%	$135,752	$135,752	0.14%
Short-term investments	45,055	45,049	0.26%	105,819	105,826	0.16%

	$191,091	$191,085	0.20%	$241,571	$241,578	0.15%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at March 31, 2012 and September 30, 2011:

	March 31, 2012			September 30, 2011
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$267,000	$267,000	$280,592	$267,000	$267,000	$305,874

July 2010 $245 million Senior Notes	$245,000	$245,000	$236,727	$245,000	$245,000	$266,620

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had no borrowings outstanding under the credit facility as of March 31, 2012.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2012 and September 30, 2011:

	March 31, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 1,650	$1,651	$—
Euro (EUR)	EUR 4,650	$6,205	$—

Buy foreign currency:
British pound (GBP)	GBP 3,190	$5,100	$—

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	$—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	$—

The forward foreign currency contracts were all entered into on March 31, 2012 and September 30, 2011, respectively; therefore, the fair value was $0 on each of those dates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	107,109	$36.49	97,362	$130,042,544
February 1, 2011 through February 29, 2012	1,372,831	$39.40	1,364,343	$76,272,006
March 1, 2012 through March 31, 2012	1,001,440	$41.97	1,001,440	$34,238,290

	2,481,380	$40.31	2,463,145	$34,238,290

(1)	Includes 18,235 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2012.
(2)	On November 2, 2011, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010).

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on February 8, 2010).

10.1	Fair Isaac Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on January 4, 2012).

10.2	Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan.

10.3	Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan.

10.4	Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan.

10.5	Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan.

10.6	Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.

10.7	Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.

10.8	Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: April 30, 2012

	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: April 30, 2012

	By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q

For The Quarterly Period Ended March 31, 2012

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation	Incorporated by Reference

10.1	Fair Isaac Corporation 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.2	Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.3	Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.4	Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.5	Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.6	Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.7	Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.8	Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections