Form 10-Q
period 2012-06-30
FAIR ISAAC CORP
filed 2012-07-30
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding on July 23, 2012 was 33,843,068 (excluding 55,013,715 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$118,681	$135,752
Marketable securities available for sale, current portion	32,022	105,826
Accounts receivable, net	111,863	104,974
Prepaid expenses and other current assets	16,850	17,929

Total current assets	279,416	364,481

Marketable securities available for sale, less current portion	5,007	4,170
Other investments	11,083	10,934
Property and equipment, net	38,138	33,017
Goodwill	679,955	664,688
Intangible assets, net	17,130	19,498
Deferred income taxes	26,864	25,032
Other assets	8,702	7,648

Total assets	$1,066,295	$1,129,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,014	$11,139
Accrued compensation and employee benefits	36,077	36,470
Other accrued liabilities	34,786	47,031
Deferred revenue	50,803	41,768
Deferred income taxes	—	2,090
Current maturities on long-term debt	8,000	8,000

Total current liabilities	143,680	146,498

Senior notes	496,000	504,000
Other liabilities	20,255	13,476

Total liabilities	659,935	663,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 33,692 and 37,084 shares outstanding at June 30, 2012 and September 30, 2011, respectively)	337	371
Paid-in-capital	1,100,788	1,098,388
Treasury stock, at cost (54,165 and 51,773 shares at June 30, 2012 and September 30, 2011, respectively)	(1,755,053)	(1,627,180)
Retained earnings	1,084,271	1,015,624
Accumulated other comprehensive loss	(23,983)	(21,709)

Total stockholders’ equity	406,360	465,494

Total liabilities and stockholders’ equity	$1,066,295	$1,129,468

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$113,708	$111,740	$342,734	$337,933
Professional services	31,993	29,582	91,147	84,531
License	14,777	9,357	56,467	36,970

Total revenues	160,478	150,679	490,348	459,434

Operating expenses:
Cost of revenues (1)	47,832	43,398	142,620	137,707
Research and development	14,890	14,290	41,925	48,573
Selling, general and administrative (1)	59,123	53,643	173,482	168,725
Amortization of intangible assets (1)	1,465	1,942	4,885	5,804
Restructuring	—	—	—	12,391

Total operating expenses	123,310	113,273	362,912	373,200

Operating income	37,168	37,406	127,436	86,234
Interest income	82	1,923	276	2,084
Interest expense	(7,907)	(8,023)	(23,878)	(24,401)
Other income (expense), net	911	631	(271)	477

Income from operations before income taxes	30,254	31,937	103,563	64,394
Provision for income taxes	9,505	8,748	32,805	17,451

Net Income	$20,749	$23,189	$70,758	$46,943

Earnings per share
Basic	$0.61	$0.59	$2.01	$1.18
Dilluted	$0.59	$0.58	$1.95	$1.16

Shares used in computing earnings per share:
Basic	34,004	39,451	35,126	39,788

Diluted	35,293	40,241	36,247	40,426

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(Unaudited)

	Common Stock					Accumulated Other	Total
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income
	(In thousands, except per share data)
Balance at September 30, 2011	37,084	$371	$1,098,388	$ (1,627,180)	$ 1,015,624	$ (21,709)	$ 465,494
Share-based compensation	—	—	15,466	—	—	—	15,466
Exercise of stock options	1,607	16	(7,328)	50,467	—	—	43,155
Tax effect from share-based payment arrangements	—	—	3,708	—	—	—	3,708
Repurchases of common stock	(5,187)	(52)	—	(184,238)	—	—	(184,290)
Issuance of ESPP shares from treasury	—	—	2	11	—	—	13
Issuance of restricted stock to employees from treasury	188	2	(9,448)	5,887	—	—	(3,559)
Dividends paid ($0.02 per share)	—	—	—	—	(2,111)	—	(2,111)
Net income	—	—	—	—	70,758	—	70,758	$70,758
Unrealized loss on investments	—	—	—	—	—	(8)	(8)	(8)
Cumulative translation adjustments	—	—	—	—	—	(2,266)	(2,266)	(2,266)

Balance at June 30, 2012	33,692	$337	$1,100,788	$(1,755,053)	$1,084,271	$(23,983)	$406,360	$68,484

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$70,758	$46,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,555	18,623
Share-based compensation	15,466	11,762
Deferred income taxes	(1,864)	1,185
Tax effect from share-based payment arrangements	3,708	(2,338)
Excess tax benefits from share-based payment arrangements	(4,402)	(1,312)
Net amortization of premium on marketable securities	200	443
Benefit from provision for doubtful accounts, net	—	(583)
Net loss on sales of property and equipment	2	146
Changes in operating assets and liabilities:
Accounts receivable	(6,149)	12,262
Prepaid expenses and other assets	1,080	3,869
Accounts payable	6,970	5,808
Accrued compensation and employee benefits	(230)	(4,438)
Other liabilities	(10,099)	6,386
Deferred revenue	16,413	6,297

Net cash provided by operating activities	106,408	105,053

Cash flows from investing activities:
Purchases of property and equipment	(19,616)	(8,323)
Purchases of marketable securities	(48,067)	(117,675)
Proceeds from sales of marketable securities	—	13,644
Proceeds from maturities of marketable securities	121,659	54,545
Cash paid for acquisitions, net of cash acquired	(18,192)	—
Distribution from (purchase of) cost method investees	(149)	75

Net cash provided by (used in) investing activities	35,635	(57,734)

Cash flows from financing activities:
Payments on Senior Notes	(8,000)	(8,000)
Proceeds from issuances of common stock under employee stock option and purchase plans	39,609	7,902
Dividends paid	(2,111)	(2,389)
Repurchases of common stock	(191,056)	(53,761)
Excess tax benefits from share-based payment arrangements	4,402	1,312

Net cash used in financing activities	(157,156)	(54,936)

Effect of exchange rate changes on cash	(1,958)	2,335

Increase in cash and cash equivalents	(17,071)	(5,282)
Cash and cash equivalents, beginning of year	135,752	146,199

Cash and cash equivalents, end of year	$118,681	$140,917

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$30,415	$9,214
Cash paid for interest	$24,955	$25,547

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

2. Acquisitions

On May 7, 2012, we acquired 100% of the common stock of Entiera Inc. (“Entiera”), an innovative provider of customer dialogue management solutions. The acquisition of Entiera was consummated principally to productize our analytics and strategic decision management solutions through an interactive marketing automation platform with the objective of accelerating our growth in marketing solutions across multiple industries.

The following table summarizes the consideration paid for Entiera and the amounts for assets acquired and liabilities assumed, recognized based on their estimated fair values at the acquisition date:

(In thousands)
Consideration

Cash	$18,330

$18,330

Acquisition-related costs (included in the company’s condensed consolidated statement of income for the quarter ended June 30, 2012 as a component of selling, general, and administrative expense)	$163

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$138
Accounts receivable, net	573
Prepaid expenses and other current assets	153
Deferred income taxes	1,024
Property and equipment, net	100
Intangible assets
Completed technology	2,200
Customer relationships	300
Other assets	24
Accounts payable	(725)
Other accrued expenses	(152)
Deferred revenue	(254)

Total identifiable net assets	3,381

Goodwill	14,949

$18,330

The acquired identifiable intangible assets have a weighted average useful life of approximately 4.1 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, four years and customer relationships, five years. The goodwill of $14.9 million arising from the acquisition consists largely of the synergies created by leveraging Entiera’s SaaS-delivered solution in conjunction with our marketing solutions. The goodwill was allocated to our Applications segment and is not deductible for tax purposes. Entiera has been included in our operating results since May 7, 2012. The proforma impact of this acquisition was not deemed material to the Company’s results of operations for the periods presented.

3. Fair Value Measurements

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

The following table represents financial assets that we measured at fair value on a recurring basis at June 30, 2012 and September 30, 2011, respectively:

June 30, 2012	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of June 30, 2012
		(In thousands)
Assets:
Cash equivalents (1)	$66,447	$—	$66,447
U.S. corporate debt (2)	—	2,013	2,013
Non-U.S. commercial paper (2)	—	4,999	4,999
U.S. government obligations (2)	—	25,010	25,010
Marketable securities (3)	5,007	—	5,007

Total	$71,454	$32,022	$103,476

September 30, 2011	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2011
		(In thousands)
Assets:
Cash equivalents (1)	$67,504	$—	$67,504
U.S. corporate debt (2)	—	1,529	1,529
U.S. commercial paper (2)	—	13,993	13,993
U.S. government obligations (2)	—	44,092	44,092
U.S. municipal obligations (2)	—	46,212	46,212
Marketable securities (3)	4,170	—	4,170

Total	$71,674	$105,826	$177,500

(1)	Included in cash and cash equivalents on our balance sheet at June 30, 2012 and September 30, 2011. Not included in this table are cash deposits of $52.2 million and $68.2 million at June 30, 2012 and September 30, 2011, respectively.
(2)	Included in current marketable securities on our balance sheet at June 30, 2012 and September 30, 2011.
(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at June 30, 2012 and September 30, 2011.

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

For the fair value of our derivative instruments, see Note 4 to the condensed consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis primarily include goodwill and definite-lived intangible assets which are measured at fair value for the purposes of our annual impairment assessment.

4. Derivative Financial Instruments

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

The following tables summarize the fair value of our derivative instruments and their location in the consolidated balance sheet as of June 30, 2012 and September 30, 2011:

June 30, 2012
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

September 30, 2011
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

The following tables summarize our outstanding forward foreign currency contracts, by currency, at June 30, 2012 and September 30, 2011:

	June 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,350	$2,293	$—
Euro (EUR)	EUR 2,700	$3,414	$—

Buy foreign currency:
British pound (GBP)	GBP 4,121	$6,450	$—

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	$—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	$—

The forward foreign currency contracts were all entered into on June 30, 2012 and September 30, 2011, respectively; therefore, their fair value was $0.

Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income as a component of other income (expense), net. These amounts are shown for the quarters and nine months ended June 30, 2012 and 2011 in the tables below:

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011
	(In thousands)
Foreign currency forward contracts	$116	$(279)

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
	(In thousands)
Foreign currency forward contracts	$259	$(528)

5. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income, consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$92	$569	$789	$1,706
Selling, general and administrative expenses	1,373	1,373	4,096	4,098

	$1,465	$1,942	$4,885	$5,804

Cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $138.6 and $136.1 million as of June 30, 2012 and September 30, 2011, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2012, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2012	$1,511
2013	4,738
2014	3,017
2015	3,017
2016	2,788
Thereafter	2,059

$17,130

The following table summarizes changes to goodwill during the nine months ended June 30, 2012, both in total and as allocated to our segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2011	$451,205	$146,648	$66,835	$664,688
Addition from acquisition	14,949	—	—	14,949
Foreign currency translation adjustment	261	—	57	318

Balance at June 30, 2012	$466,415	$146,648	$66,892	$679,955

6. Composition of Certain Financial Statement Captions

The following table summarizes property and equipment, and the related accumulated depreciation and amortization.

	June 30, 2012	September 30, 2011
	(In thousands)
Property and equipment	$191,573	$183,826
Less: accumulated depreciation and amortization	(153,435)	(150,809)

	$38,138	$33,017

7. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of June 30, 2012, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

8. Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. These Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of June 30, 2012, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA and a fixed charge coverage ratio. The issuance of these Senior Notes also required us to make certain covenants typical of unsecured facilities. During the quarter, we made a principal payment of $8.0 million which reduced the carrying value of our Senior Notes to $504.0 million as of June 30, 2012 compared to $512.0 million as of September 30, 2011. The fair value of our Senior Notes was $517.2 million and $572.5 million as of June 30, 2012 and September 30, 2011, respectively.

9. Restructuring Expenses

The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by fiscal 2018. There were no restructuring charges during the nine months ended June 30, 2012.

	Accrual at September 30, 2011	Expense Additions	Cash Payments	Accrual at June 30, 2012
	(In thousands)
Facilities charges	$5,362	$—	$(1,529)	$3,833
Employee separation	1,034	—	(1,034)	—

	6,396	$—	$(2,563)	3,833

Less: current portion	(3,062)			(2,624)

Non-current	$3,334			$1,209

10. Income Taxes

Effective Tax Rate

The effective income tax rate was 31.4% and 27.4% during the quarters ended June 30, 2012 and 2011, respectively, and 31.7% and 27.1% during the nine months ended June 30, 2012 and 2011, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate year over year was due to the recognition of the 2010 extension of Federal Research and Development credit during fiscal 2011, the expiration of the Federal Research and Development credit during fiscal 2012, and the expiration of a foreign tax holiday. In addition, there was a one-time tax cost for entity restructuring in the first nine months of fiscal 2012. The increases were partially offset by higher earnings from international entities with lower effective tax rates.

The total unrecognized tax benefit for uncertain tax positions at June 30, 2012 and September 30, 2011 was estimated to be approximately $8.0 million and $9.5 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income. As of June 30, 2012 and September 30, 2011, we have accrued interest of $0.6 million and $0.8 million, respectively, related to the unrecognized tax benefits.

11. Earnings Per Share

The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share—
Net income:	$20,749	$23,189	$70,758	$46,943

Denominator—shares:
Basic weighted-average shares	34,004	39,451	35,126	39,788
Effect of dilutive securities	1,289	790	1,121	638

Diluted weighted-average shares	35,293	40,241	36,247	40,426

Earnings per share:
Basic	$0.61	$0.59	$2.01	$1.18

Diluted	$0.59	$0.58	$1.95	$1.16

The computation of diluted EPS for the quarters ended June 30, 2012 and 2011, excludes options to purchase approximately 890,000 and 2,832,000 shares of common stock, respectively, and for the nine months ended June 30, 2012 and 2011 excludes options to purchase approximately 1,669,000 and 3,747,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.

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

The following tables summarize segment information for the three and nine months ended June 30, 2012 and 2011:

	Quarter Ended June 30, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$64,729	$41,394	$7,585	$—	$113,708
Professional services	27,109	500	4,384	—	31,993
License	6,484	26	8,267	—	14,777

Total segment revenues	98,322	41,920	20,236	—	160,478
Segment operating expense	(69,964)	(12,821)	(13,790)	(19,188)	(115,763)

Segment operating income	$28,358	$29,099	$6,446	$(19,188)	44,715

Unallocated share-based compensation expense					(6,082)
Unallocated amortization expense					(1,465)

Operating income					37,168
Unallocated interest income					82
Unallocated interest expense					(7,907)
Unallocated other income, net					911

Income before income taxes					$30,254

Depreciation expense	$2,420	$148	$229	$244	$3,041

	Quarter Ended June 30, 2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$63,355	$40,798	$7,587	$—	$111,740
Professional services	25,893	610	3,079	—	29,582
License	2,812	385	6,160	—	9,357

Total segment revenues	92,060	41,793	16,826	—	150,679
Segment operating expense	(64,413)	(11,739)	(13,270)	(18,352)	(107,774)

Segment operating income	$27,647	$30,054	$3,556	$(18,352)	42,905

Unallocated share-based compensation expense					(3,557)
Unallocated amortization expense					(1,942)

Operating income					37,406
Unallocated interest income					1,923
Unallocated interest expense					(8,023)
Unallocated other income, net					631

Income before income taxes					$31,937

Depreciation expense	$3,050	$232	$377	$252	$3,911

	Nine Months Ended June 30, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$192,524	$127,227	$22,983	$—	$342,734
Professional services	77,192	1,309	12,646	—	91,147
License	34,956	351	21,160	—	56,467

Total segment revenues	304,672	128,887	56,789	—	490,348
Segment operating expense	(210,087)	(39,219)	(43,698)	(49,557)	(342,561)

Segment operating income	$94,585	$89,668	$13,091	$(49,557)	147,787

Unallocated share-based compensation expense					(15,466)
Unallocated amortization expense					(4,885)

Operating income					127,436
Unallocated interest income					276
Unallocated interest expense					(23,878)
Unallocated other expense, net					(271)

Income before income taxes					$103,563

Depreciation expense	$7,600	$540	$871	$659	$9,670

	Nine Months Ended June 30, 2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$194,054	$121,197	$22,682	$—	$337,933
Professional services	74,128	1,579	8,824	—	84,531
License	17,450	792	18,728	—	36,970

Total segment revenues	285,632	123,568	50,234	—	459,434
Segment operating expense	(211,162)	(42,252)	(41,417)	(48,412)	(343,243)

Segment operating income	$74,470	$81,316	$8,817	$(48,412)	116,191

Unallocated share-based compensation expense					(11,762)
Unallocated amortization expense					(5,804)
Unallocated restructuring expense					(12,391)

Operating income					86,234
Unallocated interest income					2,084
Unallocated interest expense					(24,401)
Unallocated other income, net					477

Income before income taxes					$64,394

Depreciation expense	$9,971	$783	$1,289	$776	$12,819

13. Contingencies

We are in disputes with certain customers regarding amounts owed in connection with the sale of certain of our products and services. We also have had claims asserted by former employees relating to compensation and other employment matters. We are also involved in various other claims and legal actions arising in the ordinary course of business. We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined we do not have material exposure on an aggregate basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as apposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2012.

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

Most of our revenues are derived from the sale of products and services within the banking (including consumer credit) and insurance industries; approximately 79% of our revenues during the quarters ended June 30, 2012 and 2011, and 80% and 78% of our revenues for the nine months ended June 30, 2012 and 2011, respectively, were derived from within these industries. A significant portion of our remaining revenues is derived from the healthcare and retail industries. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. Approximately 71% and 74% of our revenues during the quarters ended June 30, 2012 and 2011, respectively, and 70% and 74% of our revenues for the nine months ended June 30, 2012 and 2011, respectively, were derived from maintenance or arrangements with transactional or unit-based pricing. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring professional service arrangements.

Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $58.8 million and $54.9 million during the quarters ended June 30, 2012 and 2011, respectively, representing 37% and 36% of total consolidated revenues in each of these periods. International revenues totaled $188.1 million and $171.5 million during the nine months ended June 30, 2012 and 2011, respectively, representing 38% and 37% of total consolidated revenues in each of these periods. We expect our revenues derived from international clients will increase in the future, subject to the impact of foreign currency fluctuations.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield*	Number of Bookings over $1 Million	Weighted- Average Term
	(in millions)			(months)
Quarter Ended June 30, 2012	$57.5	29%	8	16
Quarter Ended June 30, 2011	$50.0	24%	10	19
Nine Months Ended June 30, 2012	$195.2	39%	35	NM
Nine Months Ended June 30, 2011	$191.6	36%	32	NM

*	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

Transactional and maintenance bookings were 28% and 35% of total bookings for the quarters ended June 30, 2012 and 2011, respectively. Professional services bookings were 52% and 46% of total bookings for the quarters ended June 30, 2012 and 2011, respectively. License bookings were 20% and 19% of total bookings for the quarters ended June 30, 2012 and 2011, respectively.

Transactional and maintenance bookings were 33% and 44% of total bookings for the nine months ended June 30, 2012 and 2011, respectively. Professional services bookings were 47% and 38% of total bookings for the nine months ended June 30, 2012 and 2011, respectively. License bookings were 20% and 18% of total bookings for the nine months ended June 30, 2012 and 2011, respectively.

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

Current Business Environment

General economic conditions stabilized in fiscal 2011 from which we realized overall growth in our revenues. However, high levels of unemployment and financial market uncertainty continue to impact our customers and the pace of global recovery. Consumer and small business lending activity, which is one of the drivers of demand for our services, has stabilized in most markets around the world but in most cases is not yet showing strong growth. We expect growth in consumer lending to continue to lag the general economic recovery. In an effort to respond to these market conditions, we have continued to focus on activities related to our ongoing reengineering initiative. As part of this initiative, we continue to manage our expenses to maintain solid earnings and cash flows and grow revenues through strategic resource allocation. Key components of the initiative include ongoing rationalization of our business portfolio, simplifying management hierarchy, eliminating low-priority positions, investing in high-priority positions, consolidating facilities and managing fixed and variable costs.

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

	Quarter Ended June 30,		Percentage of Revenues
Segment	2012	2011	2012	2011	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)				(In thousands)
Applications	$98,322	$92,060	61%	61%	$6,262	7%
Scores	41,920	41,793	26%	28%	127	—%
Tools	20,236	16,826	13%	11%	3,410	20%

Total revenue	$160,478	$150,679	100%	100%	9,799	7%

	Nine Months Ended June 30,		Percentage of Revenues
Segment	2012	2011	2012	2011	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)				(In thousands)
Applications	$304,672	$285,632	62%	62%	$19,040	7%
Scores	128,887	123,568	26%	27%	5,319	4%
Tools	56,789	50,234	12%	11%	6,555	13%

Total revenue	$490,348	$459,434	100%	100%	30,914	7%

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Applications

	Quarter Ended June 30,
	2012	2011	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$64,729	$63,355	$1,374	2%
Professional services	27,109	25,893	1,216	5%
License	6,484	2,812	3,672	131%

Total	$98,322	$92,060	6,262	7%

The $6.3 million increase in Applications segment revenues consisted of a $3.0 million increase in customer management solutions, a $1.0 million increase in collections and recovery solutions, a $0.8 million increase in originations solutions, a $0.8 million increase in fraud solutions, and a $0.7 million in marketing solutions.

The increase in customer management solutions revenue was due to license revenue driven by increased sales of TRIAD software, an increase in transactional-based and maintenance revenue, as well as an increase in professional services revenue. The increase in collections and recovery solutions was primarily due to services and license revenues of our Debt Manager product.

Scores

	Quarter Ended June 30,
	2012	2011	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$41,394	$40,798	$596	1%
Professional services	500	610	(110)	(18)%
License	26	385	(359)	(93)%

Total	$41,920	$41,793	127	—%

The $0.1 million increase in Scores segment revenues consisted of a $1.1 million increase in our business-to-business scores revenue partially offset by a decrease of $1.0 million in our myFICO business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to credit bureau risk scores revenues. The decrease in our business-to-consumer services was driven by direct sales generated from the myFICO.com website, as well as royalties derived from scores sold indirectly to consumers through credit reporting agencies.

During the quarters ended June 30, 2012 and 2011, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 18% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Quarter Ended June 30,
	2012	2011	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$7,585	$7,587	$(2)	—%
Professional services	4,384	3,079	1,305	42%
License	8,267	6,160	2,107	34%

Total	$20,236	$16,826	3,410	20%

The $3.4 million increase in Tools segment revenues consisted primarily of a $2.1 million increase in license revenue and a $1.3 million increase in services revenue, both related to our Blaze Advisor and Xpress Optimization products.

Nine months Ended June 30, 2012 Compared to Nine months Ended June 30, 2011 Revenues

Applications

	Nine Months Ended June 30,
	2012	2011	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$192,524	$194,054	$(1,530)	(1)%
Professional services	77,192	74,128	3,064	4%
License	34,956	17,450	17,506	100%

Total	$304,672	$285,632	19,040	7%

The $19.0 million increase in Applications segment revenues consisted of a $20.1 million increase in our fraud solutions and a $2.0 million increase in our other applications solutions, partially offset by a $3.1 million decrease in our marketing solutions.

The increase in fraud solutions revenue was primarily due to software revenue attributable to two large multi-year license transactions during the first half of fiscal 2012. In addition, the fraud solutions revenue was also impacted by increased professional services revenue from software implementations and consulting services and a decrease in transactional-based revenues. The decrease in marketing solutions revenue was mainly attributable to a decrease in professional services revenue.

Scores

	Nine Months Ended June 30,
	2012	2011	Period-to-Period Change	Period-to-Period Percentage Change
	(In thousands)		(In thousands)
Transactional and maintenance	$127,227	$121,197	$6,030	5%
Professional services	1,309	1,579	(270)	(17)%
License	351	792	(441)	(56)%

Total	$128,887	$123,568	5,319	4%

The $5.3 million increase in Scores segment revenues consisted of a $6.7 million increase in our business-to-business scores revenue partially offset by a $1.4 million decrease in our myFICO business-to-consumer services revenue. The increase in our business-to-business scores was primarily attributable to an increase in Credit Bureau Risk Scores driven by a large non-recurring project conducted by a major customer utilizing historical Credit Bureau Risk Scores, and PreScore revenues. The decline in our myFICO business-to-consumer services was primarily attributable to a decrease in royalties derived from scores sold indirectly to consumers through credit reporting agencies.

During the nine months ended June 30, 2012 and 2011, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18% of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Nine Months Ended June 30,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$22,983	$22,682	$301	1%
Professional services	12,646	8,824	3,822	43%
License	21,160	18,728	2,432	13%

Total	$56,789	$50,234	6,555	13%

The $6.6 million increase in Tools segment revenues consisted primarily of a $3.8 million increase in services revenue and a $2.4 million increase in software revenue, both related to our Blaze Advisor and Xpress Optimization products.

Operating Expenses and Other Income (Expense)

The following table sets forth certain summary information related to our statements of income for the fiscal periods indicated:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2012	2011	2012	2011	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$160,478	$150,679	100%	100%	$9,799	7%

Operating expenses:
Cost of revenues	47,832	43,398	30%	29%	4,434	10%
Research and development	14,890	14,290	9%	9%	600	4%
Selling, general and administrative	59,123	53,643	37%	36%	5,480	10%
Amortization of intangible assets	1,465	1,942	1%	1%	(477)	(25)%

Total operating expenses	123,310	113,273	77%	75%	10,037	9%

Operating income	37,168	37,406	23%	25%	(238)	(1)%
Interest income	82	1,923	0%	1%	(1,841)	(96)%
Interest expense	(7,907)	(8,023)	(5)%	(5)%	116	(1)%
Other income, net	911	631	1%	—%	280	44%

Income from operations before income taxes	30,254	31,937	19%	21%	(1,683)	(5)%
Provision for income taxes	9,505	8,748	6%	6%	757	9%

Net income	$20,749	$23,189	13%	15%	(2,440)	(11)%

Number of employees at quarter end	2,171	1,998			173	9%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2012	2011	2012	2011	Period Change	Change
	(In thousands)				(In thousands)
Revenues	$490,348	$459,434	100%	100%	$30,914	7%

Operating expenses:
Cost of revenues	142,620	137,707	29%	30%	4,913	4%
Research and development	41,925	48,573	8%	11%	(6,648)	(14)%
Selling, general and administrative	173,482	168,725	36%	36%	4,757	3%
Amortization of intangible assets	4,885	5,804	1%	1%	(919)	(16)%
Restructuring	—	12,391	—%	3%	(12,391)	(100)%

Total operating expenses	362,912	373,200	74%	81%	(10,288)	(3)%

Operating income	127,436	86,234	26%	19%	41,202	48%
Interest income	276	2,084	—%	—%	(1,808)	(87)%
Interest expense	(23,878)	(24,401)	(5)%	(5)%	523	(2)%
Other income (expense), net	(271)	477	—%	—%	(748)	(157)%

Income from operations before income taxes	103,563	64,394	21%	14%	39,169	61%
Provision for income taxes	32,805	17,451	7%	4%	15,354	88%

Net income	$70,758	$46,943	14%	10%	23,815	51%

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

Cost of revenues as a percentage of revenues was 30% for the quarter ended June 30, 2012 compared to 29% for the quarter ended June 30, 2011. The quarter over quarter increase of $4.4 million was primarily due to a $2.4 million direct materials increase in third party software and data cost, a $0.8 million increase in travel cost, and a $1.2 million increase in other costs. The increase in direct materials cost was primarily attributable to an increase in sales that require data acquisition. The increase in travel cost was primarily attributable to an increase in services revenue that required traveling to client locations.

The year-to-date period over period increase of $4.9 million in cost of revenues resulted from a $6.7 million increase in personnel and labor costs, a $0.9 million increase in travel cost, $0.2 million increase in other costs, partially offset by a $2.9 million decrease in third party software and data cost. The increase in personnel and other labor-related costs was attributable to an increase in salary, related benefit and incentive cost. The increase in travel cost was primarily attributable to an increase in services revenue that required traveling to the client locations. The decrease in third party software and data costs was attributable to a decrease in sales that require data acquisition, as well as cost savings resulting from vendor contract renegotiations. Cost of revenues as a percentage of revenues was 29% for the nine months ended June 30, 2012 compared to 30% for the nine months ended June 30, 2011 as a result of increased sales of higher-margin Applications software and Scores products.

Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2012.

Research and Development

Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.

The quarter over quarter increase of $0.6 million in research and development was mainly attributable to a $0.3 million increase in personnel and labor costs, driven by increased salary and related benefit expenses, and a $0.3 million increase in other costs. Research and development as a percentage of revenues was 9% during the quarter ended June 30, 2012, consistent with the quarter ended June 30, 2011.

Research and development as a percentage of revenues was 8% during the nine months ended June 30, 2012, compared to 11% during the nine months ended June 30, 2011. The $6.6 million decrease was mainly attributable to a $4.0 million decrease in personnel and labor costs, a $1.9 million decrease in facilities and infrastructure costs and a $0.7 million decrease in other costs. The decrease in personnel and related costs was due to decreased salary and related benefit expenses, partially offset by an increase in incentive expense for the nine months ended June 30, 2012. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from the continued company-wide effort to reduce overhead costs.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2012.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits, travel, overhead, advertising and other promotional expenses, corporate facilities expenses, legal expenses, business development expenses, and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues was 37% during the quarter ended June 30, 2012, compared to 36% during the quarter ended June 30, 2011. The quarter over quarter increase of $5.5 million in selling, general and administrative expenses was attributable to a $6.8 million increase in labor and personnel costs, a $1.0 million in travel cost, partially offset by a $1.0 million decrease in outside services cost, a $0.7 million decrease in equipment deprecations cost, and a $0.6 million decrease in facilities and infrastructure costs, The increase in labor and personnel costs was due to an increase in stock compensation cost, salary and related benefit costs, incentive cost and severance and retention costs. The increase in travel cost was primarily due to the reinstatement of non-revenue producing travel during fiscal 2012. The decrease in outside services was primarily due to a non-recurring strategic consulting service incurred in the quarter ended June 30, 2011. The decrease in equipment depreciation cost was mainly due to timing of fixed assets placed in service. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from the continued company-wide effort to reduce overhead costs.

The year-to-date period over period increase of $4.8 million in selling, general and administrative expenses was attributable to a $7.4 million increase in labor and personnel costs, a $1.7 million increase in marketing expenses and a $0.4 million increase in other costs, partially offset by a $2.4 million decrease in facilities and infrastructure costs, a $1.2 million decrease in outside services cost and a $1.1 million decrease in equipment depreciation cost. The increase in labor and personnel costs was due to an increase in stock compensation cost, salary and related benefit costs, incentive cost and severance and retention costs. The increase in marketing expenses was due to a company marketing event held during the first nine months of fiscal 2012, partially offset by a reduction in marketing programs in areas that were not producing the anticipated sales results. The decrease in facilities and infrastructure costs was attributable primarily to a decline in allocated costs resulting from the continued company-wide effort to reduce overhead costs. The decrease in outside services was due to a non-recurring strategic consulting service incurred in the first nine months of fiscal 2011. The decrease in equipment depreciation cost was mainly due to timing of fixed assets placed in service. Selling, general and administrative expenses as a percentage of revenues was 36% during the nine months ended June 30, 2012, consistent with the nine months ended June 30, 2011.

Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2012.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Our definite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are being amortized using the straight-line method or based on forecasted cash flows associated with the assets over periods ranging from four to fifteen years.

The quarter over quarter decrease in amortization expense of $0.5 million was attributable to certain intangible assets associated with our Dash acquisition becoming fully amortized in January 2012, partially offset by the addition of intangible assets associated with our Entiera acquisition in May 2012.

The year-to-date period over period decrease in amortization expense of $0.9 million was attributable to certain intangible assets associated with our Dash acquisition becoming fully amortized in January 2012, partially offset by addition of intangible assets associated with our Entiera acquisition in May 2012.

Over the next several quarters we expect that amortization expense will be consistent with or slightly lower than the amortization expense we recorded during the quarter ended June 30, 2012 due to certain intangible assets related to our Dash and London Bridge acquisitions becoming fully amortized during fiscal 2013.

Restructuring

There were no restructuring charges during the three and nine months ended June 30, 2012.

There were no restructuring charges during the quarter ended June 30, 2011. During the nine months ended June 30, 2011, we incurred net charges totaling $12.4 million consisting of severance costs and costs for vacating excess leased space.

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $1.8 million was primarily attributable to interest received on tax refunds during the quarter ended June 30, 2011.

The year-to-date period over period decrease in interest income of $1.8 million was primarily attributable to interest received on tax refunds during the nine months ended June 30, 2011.

Over the next several quarters we expect that interest income will be consistent with the interest income we recorded during the quarter ended June 30, 2012.

Interest Expense

The quarter over quarter decrease in interest expense of $0.1 million was attributable to an $8.0 million principal payment in both May 2011 and May 2012 on the Senior Notes issued in May 2008 resulting in a lower average debt balance for the quarter ended June 30, 2012.

The year-to-date period over period decrease in interest expense of $0.5 million was attributable to an $8.0 million principal payment in both May 2011 and May 2012 on the Senior Notes issued in May 2008 resulting in a lower average debt balance for the nine months ended June 30, 2012, as well as a decline in credit facility fees as a result of the company lowering the revolving line of credit in the second half of fiscal 2011.

Over the next several quarters we expect that interest expense will be consistent with levels recorded during the quarter ended June 30, 2012.

Other Income (Expense), Net

Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

The $0.3 million quarter over quarter increase in other income (expense), net was primarily attributable to a higher dividend income during the quarter ended June 30, 2012.

The $0.7 million year-to-date period over period decrease in other income (expense), net was primarily attributable to a one-time vendor termination fee, as well as increased foreign currency losses during the nine months ended June 30, 2012.

Provision for Income Taxes

The effective income tax rate was 31.4% and 27.4% during the quarters ended June 30, 2012 and 2011, respectively, and 31.7% and 27.1% during the nine months ended June 30, 2012 and 2011, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate year over year was due to the recognition of the 2010 extension of Federal Research and Development credit during fiscal 2011, the expiration of the Federal Research and Development credit during fiscal 2012, and the expiration of a foreign tax holiday. In addition, there was a one-time tax cost for entity restructuring in the first nine months of fiscal 2012. The increases were partially offset by higher earnings from international entities with lower effective tax rates.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2012	2011	Change	Change
	(In thousands)		(In thousands)
Applications	$28,358	$27,647	$711	3%
Scores	29,099	30,054	(955)	(3)%
Tools	6,446	3,556	2,890	81%
Corporate expenses	(19,188)	(18,352)	(836)	5%

Total segment operating income	44,715	42,905	1,810	4%
Unallocated share-based compensation	(6,082)	(3,557)	(2,525)	71%
Unallocated amortization expense	(1,465)	(1,942)	477	(25)%

Operating income	$37,168	$37,406	(238)	(1)%

	Nine Months Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2012	2011	Change	Change
	(In thousands)		(In thousands)
Applications	$94,585	$74,470	$20,115	27%
Scores	89,668	81,316	8,352	10%
Tools	13,091	8,817	4,274	48%
Corporate expenses	(49,557)	(48,412)	(1,145)	2%

Total segment operating income	147,787	116,191	31,596	27%
Unallocated share-based compensation	(15,466)	(11,762)	(3,704)	31%
Unallocated amortization expense	(4,885)	(5,804)	919	(16)%
Unallocated restructuring	—	(12,391)	12,391	(100)%

Operating income	$127,436	$86,234	41,202	48%

Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)				(In thousands)
Segment revenues	$98,322	$92,060	100%	100%	$304,672	$285,632	100%	100%
Segment operating expense	(69,964)	(64,413)	(71)%	(70)%	(210,087)	(211,162)	(69)%	(74)%

Segment operating income	$28,358	$27,647	29%	30%	$94,585	$74,470	31%	26%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)				(In thousands)
Segment revenues	$41,920	$41,793	100%	100%	$128,887	$123,568	100%	100%
Segment operating expense	(12,821)	(11,739)	(31)%	(28)%	(39,219)	(42,252)	(30)%	(34)%

Segment operating income	$29,099	$30,054	69%	72%	$89,668	$81,316	70%	66%

Tools

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)				(In thousands)
Segment revenues	$20,236	$16,826	100%	100%	$56,789	$50,234	100%	100%
Segment operating expense	(13,790)	(13,270)	(68)%	(79)%	(43,698)	(41,417)	(77)%	(82)%

Segment operating income	$6,446	$3,556	32%	21%	$13,091	$8,817	23%	18%

The quarter over quarter $0.2 million decrease in operating income was primarily attributable to a $7.2 million increase in segment expenses, a $2.5 million increase in share based compensation, a $0.8 million increase in unallocated corporate expenses, partially offset by a $9.8 million increase in segment revenues.

At the segment level, the quarter over quarter $1.8 million increase in segment operating income was driven by a $2.9 million increase in our Tools segment and a $0.7 million increase in our Applications segment, partially offset by a $1.0 million decrease in our Scores segment and a $0.8 million increase in unallocated corporate operating expenses.

The increase in Applications segment operating income was attributable to a $6.3 million increase in segment revenue partially offset by a $5.6 million increase in segment operating expenses. The increase in segment revenue consisted of a $3.0 million increase in customer management solutions, a $1.0 million increase in collections and recovery solutions, a $0.8 million increase in both originations solutions and fraud solutions, and a $0.7 million in marketing solutions. The increase in segment operating expenses was mainly attributable to increased labor cost as a result of increased consulting services activities, and increased direct materials cost as a result of higher license and transactional revenues.

The decrease in Scores segment operating income was attributable to a $1.1 million increase in segment operating expenses, partially offset by $0.1 million increase in segment revenue.

The increase in Tools segment operating income was attributable to a $3.4 million increase in segment revenue partially offset by a $0.5 million increase in segment operating expenses. The increase in segment revenues was primarily driven by a $2.1 million increase in license revenue and a $1.3 million increase in services revenue, both related to our Blaze Advisor and Xpress Optimization products. Segment operating income as a percentage of segment revenue for Tools increased from 21% to 32% mainly due to increased sales of higher margin software products.

The year-to-date period over period $41.2 million increase in operating income was primarily attributable to a $30.9 million increase in segment revenues, a $12.4 million decrease in restructuring expense, a $1.8 million decrease in segment operating expenses, partially offset by a $3.7 million increase in share-based compensation expense and a $1.1 increase in unallocated corporate expenses.

At the segment level, the $31.6 million increase in segment operating income was driven by a $20.1 million increase in our Applications segment, an $8.3 million increase in our Scores segment, a $4.3 million increase in our Tools segment, partially offset by a $1.1 million increase in unallocated corporate operating expenses.

The increase in Applications segment operating income was attributable to a $19.0 million increase in segment revenue primarily due to two large multi-year license transactions and a $1.1 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased from 26% to 31% mainly due to increased sales of higher margin software products.

The increase in Scores segment operating income was attributable to a $5.3 million increase in segment revenue, primarily attributable to an increase in Credit Bureau Risk Scores driven by a large non-recurring project conducted by a major customer utilizing historical Credit Bureau Risk Scores, and a $3.0 million decrease in segment operating expenses, driven by a decrease in digital marketing and third party data costs.

The increase in Tools segment operating income was attributable primarily to a $6.6 million increase in segment revenue partially offset by a $2.3 million increase in segment operating expenses. The increase in segment revenue was primarily due to an increase of services and software revenues related to our Blaze Advisor and Xpress Optimization products. Segment operating income as a percentage of segment revenue for Tools increased from 18% to 23% mainly due to increased sales of higher margin software products.

Capital Resources and Liquidity

Outlook

As of June 30, 2012 we had $155.7 million in cash, cash equivalents and marketable security investments. We believe these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $49.0 million principal payment due in May 2013 on our Senior Notes issued in May 2008. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Summary of Cash Flows

	Nine Months Ended June 30,
	2012	2011
	(in thousands)
Cash provided by/(used in):
Operating activities	$106,408	$105,053
Investing activities	35,635	(57,734)
Financing activities	(157,156)	(54,936)
Effect of exchange rate changes on cash	(1,958)	2,335

Increase in cash and cash equivalents	$(17,071)	$(5,282)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased $1.3 million to $106.4 million during the nine months ended June 30, 2012 from $105.1 million during the nine months ended June 30, 2011. The increase was attributable to higher net income for the nine months ended June 30, 2012 partially offset by a $22.2 million decrease caused by the timing of receipts and payments in our ordinary course of business, including an $18.4 million decrease from timing of cash receipts on accounts receivable.

Cash Flows from Investing Activities

Net cash provided by investing activities totaled $35.6 million during the nine months ended June 30, 2012 compared to net cash used in investing activities of $57.7 million during the nine months ended June 30, 2011. The change in cash flows from investing activities was primarily attributable to $73.6 million of proceeds from sales and maturities of marketable securities, net of purchases, for the nine months ended June 30, 2012 compared to $49.5 million of cash used in purchases of marketable securities, net of sales and maturities, during the nine months ended June 30, 2011. The increase was partially offset by $18.2 million cash used for the acquisition of Entiera and an $11.3 million increase in purchases of property and equipment during the nine months ended June 30, 2012.

Cash Flows from Financing Activities

Net cash used in financing activities increased $102.3 million to $157.2 million during the nine months ended June 30, 2012 from $54.9 million during the nine months ended June 30, 2011. The increase was primarily due to $191.1 million of common stock repurchased in the nine months ended June 30, 2012 versus $53.8 million of common stock repurchased in the nine months ended June 30, 2011, partially offset by a $31.7 million increase in cash generated from stock option exercises attributable to a higher average stock price for the first nine months of fiscal 2012.

Repurchases of Common Stock

In June 2010, our Board of Directors approved a common stock repurchase program that allowed us to purchase shares of our common stock up to an aggregate cost of $250.0 million in the open market or through negotiated transactions. The June 2010 program was terminated in October 2011. On November 2, 2011, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. Pursuant to these programs during the three and nine months ended June 30, 2012 we repurchased 835,632 shares of our common stock for $34.0 million and 5,187,304 shares of our common stock for $184.3 million, respectively. As of June 30, 2012, we had $0.2 million remaining under the November 2011 authorization.

Dividends

During the quarter ended June 30, 2012, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board's business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of June 30, 2012, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted average interest rate of 5.2% and a weighted average maturity of 8.0 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of June 30, 2012 we were in compliance with all financial covenants under these purchase agreements.

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

We use the residual method to recognize revenue when a software arrangement includes one or more elements to be delivered at a future date provided the following criteria are met: (i) vendor-specific objective evidence (“VSOE”) of the fair value does not exist for one or more of the delivered items but exists for all undelivered elements, (ii) all other applicable revenue recognition criteria are met and (iii) the fair value of all of the undelivered elements is less than the arrangement fee. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and change to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

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

Consulting Services

We provide consulting, training, model development and software integration services under both hourly-based time and materials and fixed-priced contracts. When consulting services qualify for separate accounting, revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we use a proportionate performance model with hours as the input method of attribution to determine progress towards completion, with consideration also given to output measures, such as contract milestones, when applicable. In such instances, management is required to estimate the total estimated hours of the project. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we defer the associated revenue until the contract is completed. If we are unable to accurately estimate the input measures, revenue would be deferred until the contract is complete, and this could have a material impact on our consolidated results of operations.

Hosting Services

We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the contractual term. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP transactions when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of the Company’s fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the contractual term of the customer arrangement. ASP transactional fees are recorded monthly as earned.

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

Interest Rate and Equity Market Price

We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2012 and September 30, 2011:

	June 30, 2012			September 30, 2011
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$118,681	$118,681	0.21%	$135,752	$135,752	0.14%
Short-term investments	32,029	32,022	0.20%	105,819	105,826	0.16%

	$150,710	$150,703	0.21%	$241,571	$241,578	0.15%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at June 30, 2012 and September 30, 2011:

	June 30, 2012			September 30, 2011
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$259,000	$259,000	$274,961	$267,000	$267,000	$305,874
July 2010 $245 million Senior Notes	$245,000	$245,000	$242,271	$245,000	$245,000	$266,620

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had no borrowings outstanding under the credit facility as of June 30, 2012.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2012 and September 30, 2011:

	June 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,350	$2,293	$—
Euro (EUR)	EUR 2,700	$3,414	$—

Buy foreign currency:
British pound (GBP)	GBP 4,121	$6,450	$—

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	$—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	$—

The forward foreign currency contracts were all entered into on June 30, 2012 and September 30, 2011, respectively; therefore, the fair value was $0 on each of those dates.

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

We expect to experience additional competition from other estblished and emerging companies, as well as from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing credit card fraud, such as credit cards that contain the cardholder’s photograph, smart cards, cardholder verification and authentication solutions and other card authorization techniques. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do, and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. For example, TransUnion, Equifax and Experian have formed an alliance that has developed a credit scoring product competitive with our products. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.

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

Legislation that is enacted by the U.S. Congress, the states, Canadian provinces, and other countries, and government regulations that apply to us or to our customers may expose us to liability, cause us to incur significant expense, affect our ability to compete in certain markets, limit the profitability of or demand for our products, or render our products obsolete. If these laws and regulations require us to change our current products and services, it could adversely affect our business and results of operations.

Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of governmental supervision and future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:

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

•

Fair lending laws, such as the Truth In Lending Act ("TILA") and Regulation Z, as amended by the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“Credit CARD Act of 2009”), and the Equal Credit Opportunity Act (“ECOA”) and Regulation B;

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

•

Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act and the many regulations mandated by that Act, including regulations issued by, and the supervisory authority of, the Bureau of Consumer Financial Protection (“CFPB”); and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	4,784	$42.74	—	$34,238,290
May 1, 2011 through May 31, 2012	713,396	$40.95	713,190	$5,034,380
June 1, 2012 through June 30, 2012	123,440	$39.31	122,442	$221,695

	841,620	$40.72	835,632	$221,695

(1)	Includes 5,988 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2012.
(2)	On November 2, 2011, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number		Description

3.1		Composite Restated Certificate of Incorporation of Fair Isaac Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010).

3.2		By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on February 8, 2010).

10.1		Transition Agreement, dated April 25, 2012, between Deborah Kerr and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2012).

10.2		Transition Agreement, dated April 25, 2012, between Charles L. Ill and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 25, 2012).

10.3		Amended and Restated Management Agreement, dated April 25, 2012, between Charles L. Ill and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 25, 2012).

31.1		Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2		Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1		Section 1350 Certification of CEO.

32.2		Section 1350 Certification of CFO.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: July 30, 2012	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: July 30, 2012	By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q

For The Quarterly Period Ended June 30, 2012

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation	Incorporated by Reference

10.1	Transition Agreement, dated April 25, 2012, between Deborah Kerr and the Company	Incorporated by Reference

10.2	Transition Agreement, dated April 25, 2012, between Charles L. Ill and the Company	Incorporated by Reference

10.3	Amended and Restated Management Agreement, dated April 25, 2012, between Charles L. Ill and the Company	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections