Form 10-K
period 2012-09-30
FAIR ISAAC CORP
filed 2012-11-16
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $928,946,960 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on October 31, 2012 was 34,915,741 (excluding 53,941,042 shares held by the Company as treasury stock).

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2013.

FORWARD LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2013.

PART I

Item 1. Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) provides products and services that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics, which includes the industry-standard FICO® Score, and our Decision Management systems power hundreds of billions of customer decisions each year.

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

PRODUCTS AND SERVICES

We help businesses automate, improve and connect decisions across the enterprise, an approach we commonly refer to as Decision Management. Most of our solutions address customer decisions, including customer targeting and acquisition, account origination, customer management, fraud management and collections and recovery. We also help businesses improve noncustomer decisions such as transaction and claims processing. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

Our Segments

We categorize our products and services into the following three operating segments:

•

Applications. This segment includes pre-configured Decision Management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud and insurance claims management — as well as associated professional services.

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

Comparative segment revenues, operating income and related financial information for fiscal 2012, 2011 and 2010 are set forth in Note 17 to the accompanying consolidated financial statements.

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

All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and risks incurred in making decisions. With the acquisition of Adeptra Ltd. (“Adeptra”) in September 2012, we can now offer clients full-cycle decision management — enabling them to assess a customer or situation, determine the ideal decision, act on that decision, and resolve a situation with a customer.

Applications

We develop industry-tailored Decision Management applications, categorized as Applications, which apply analytics, data management and Decision Management software to specific business challenges and processes. These include credit offer prescreening, insurance claims management and others. Our Applications primarily serve clients in the banking, insurance, healthcare, and retail sectors. Within our Applications segment our fraud solutions accounted for 25%, 23% and 20% of total revenues in each of fiscal 2012, 2011 and 2010, respectively; our customer management solutions accounted for 13%, 13% and 14% of total revenues, in each of these periods, respectively; and our marketing solutions accounted for 9%, 10% and 11% for each of these periods, respectively.

Marketing Applications

The chief offerings for marketing are our FICO® Analytic Offer Manager and FICO® Customer Dialogue Manager. These solutions offer a suite of products, capabilities and services designed to integrate the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs and deliver mathematically optimized offers. Our marketing solutions enable companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and hospitality companies) to execute more efficient and profitable customer interactions. Services offered in our Marketing Solutions include customer data integration services; services that enable real-time marketing through direct consumer interaction channels; campaign management and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.

In fiscal year 2012, we acquired Entiera, Inc. (“Entiera”) with the intent of using its Insight product as the platform for our marketing solutions. The Insight product has been re-named FICO Customer Dialogue Manager, a multi-channel marketing platform that enables marketers to design, execute and manage precisely timed and targeted campaigns that engage customers across all channels based on their known interactions and preferences. FICO Customer Dialogue Manager replaces the Precision Marketing Manager solution previously offered at FICO and together with Analytic Offer Manager replaces Retail Action Manager.

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

Our newest origination application is FICO® Origination Manager, an application-to-decision processing solution built on a service-oriented architecture (SOA), modularized approach that launched in fiscal year 2011. Our other solutions include the web-based FICO® LiquidCredit® service, which is primarily focused on credit decisions and is offered largely to mid-tier banking institutions. In addition, we offer FICO® Origination Decision Manager, a rules-based application based on our FICO® Blaze Advisor® business rules management system. We also offer custom and consortium-based credit risk and application fraud models.

Customer Management Applications

Our customer management products and services enable businesses to automate and improve risk-based decisions on their existing customers. These solutions help businesses apply advanced analytics in account and customer decisions to increase portfolio revenue, decrease risk exposure and losses, while improving operational efficiencies.

We provide customer management solutions for banking, where our leading account and customer management product is the FICO® TRIAD® Customer Manager. The solution is an adaptive control system, so named because it enables businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The TRIAD system is the world’s leading credit account management system, and our adaptive control systems are used by more than 250 banks. The current version of the TRIAD system enables users to manage risk and communications at both the account and customer level from a single platform.

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

Our solutions are designed to detect and prevent a wide variety of fraud and risk types across multiple industries, including credit and debit payment card fraud; e-payment fraud; deposit account fraud; technical fraud and bad debt; healthcare fraud; Medicaid and Medicare fraud; and property and casualty insurance claims fraud, including workers’ compensation fraud. FICO fraud solutions protect financial institutions, insurance companies and government agencies from losses and damaged customer relationships caused by fraud and related criminal behavior.

Our leading fraud detection solution is FICO® Falcon® Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon Fraud Manager’s neural network predictive models and patented profiling technology, both further described below in the “Technology” section, examine transaction, cardholder, account, customer, device and merchant data to detect a wide range of payment card fraud quickly and accurately. Falcon Fraud Manager analyzes payment transactions in real time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions.

FICO® Fraud Predictor with Merchant Profiles is used in conjunction with Falcon Fraud Manager on payment card monitoring for credit and debit to improve fraud detection rates through the inclusion of merchant profiles. Merchant profiles are built using fraud and transactional data that include characteristics that reveal, for example, merchants that have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant.

In addition to the Falcon products, we offer FICO® Card Alert Service. Card Alert Service is a solution for fighting ATM debit fraud. The Card Alert Service identifies counterfeit payment cards and reports them to issuers. The service analyzes daily transactions from participating networks, and uses this data to identify common points of compromise and suspect cards most likely to incur fraud.

FICO® Insurance Fraud Manager uses advanced unsupervised predictive modeling techniques to detect health care claims fraud, abuse and errors as soon as aberrant behavior patterns emerge. Insurance Fraud Manager is used by both public and private health care payers to detect and prevent fraud in both pre- and post-pay fraud investigation environments.

In fiscal 2012, FICO launched two new fraud solutions: FICO® Claims Fraud Solution, which provides auto and other property and casualty insurers with a powerful integrated set of sophisticated components that are configured to detect and prioritize claims fraud incidents so that most clients experience payback on the solution in a matter of months, not years. We have also introduced the FICO® Merchant Monitoring Solution, which enables merchant acquirers to identify the full spectrum of merchant risk — fraud, card association non-compliance, bankruptcy, and merchant attrition risk to mitigate losses while increasing portfolio volumes.

Collections & Recovery Applications

Our leading solutions in this area are the FICO® Debt ManagerTM solution and the FICO® Recovery Management SystemTM (“RMS”) solution. The Debt Manager solution automates the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. The RMS solution is focused on the later phases of distressed debt management in the U.S., including bankruptcy and agency management. Companies using the Debt Manager solution and the RMS solution in the U.S. can access partner services such as collection agencies and attorneys via FICO® Network Services, which provides web-based access to and from thousands of third-party collections and recovery service providers, as well as access to multiple data sources and FICO solutions hosted in Active Service Pages (ASP) mode. We also provide the FICO® PlacementsPlus® service, an account placement optimization and management system.

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

Mobility

In September 2012, we completed our acquisition of Adeptra, a leader in cloud-based customer engagement and risk intervention solutions. Adeptra’s software as a service (“SaaS”) platform enables leading financial services institutions and other businesses to take advantage of the explosion in mobile communication in order to manage risk, fight fraud and dramatically improve the customer experience, all in real time. By using Adeptra’s technology combined with FICO’s decision management applications, businesses can move from defining, changing and testing decisions to executing and resolving customer interactions while improving customer outcomes.

With this acquisition, new offerings for FICO include Adeptra® Fraud Risk Intervention, which enables clients to engage with customers rapidly and effectively to identify true cases of fraud; Adeptra® Credit Risk Intervention, which enables clients to interact with customers using preferred channels, treatments and schedules to manage past due payments; and Adeptra® Customer Risk and Engagement, which facilitates effective, scalable and targeted two-way multi-channel engagement across a range of applications such as account activation, marketing and customer service.

Scores

We develop leading credit scores based on third-party data. Our FICO® Scores are used in most U.S. credit decisions, by most of the major banks and credit card organizations as well as by mortgage and auto loan originators. These scores provide a consistent and objective measure of an individual’s credit risk. Credit grantors use the FICO® Scores to prescreen candidates for solicitation, to evaluate applicants for new credit and to review existing accounts. The FICO® Scores are calculated based on proprietary scoring models and implemented on third-party data. The scores produced by these models are available through each of the three major credit reporting agencies in the United States: TransUnion, Experian and Equifax. Users generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies share these fees with us.

The most recent version of the FICO® Score for U.S. and Canadian lenders is the FICO® 8 Score. This substantially upgraded version, available at the three major credit reporting agencies in the U.S. and the two major credit reporting agencies in Canada, includes enhancements that increase its predictive power as well as enhancements specific to the market. For example, the U.S. version includes enhancements that consider authorized user accounts (accounts where another consumer is added as a user of the primary cardholder’s account) while limiting the possibility that such accounts are used to artificially inflate scores. The Canadian version includes enhancements that provide specialized line of credit handling.

Our scoring portfolio also includes the FICO Expansion® Score, which provides scores on U.S. consumers who do not have traditional FICO® Scores, generally because they have too few credit accounts being reported to the credit reporting agencies. The score analyzes multiple sources of non-traditional credit data such as subscription memberships, deposit account activity and utility payment histories. The resulting scores have the same 300 – 850 score range as the traditional FICO® Score.

Our other solutions include:

•

The FICO® Credit Capacity Index™, the first market-ready predictive analytic to assess a consumer’s ability to pay new debt. In fiscal 2012, we launched FICO® Credit Capacity Index in the United Kingdom, making it now available for use with four credit reporting agencies’ data in multiple markets. Also, outside of North America, we have installed client-specific versions of the FICO® Credit Capacity Index in two countries.

•	The FICO® Economic Impact Index, the first market-ready, economically adjusted measure of consumer risk available for portfolio stress testing as well as individual credit decisions.

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

Outside of the United States and Canada, we offer the FICO® Score, for consumer and/or small and medium enterprises lending, through credit reporting agencies in 12 markets worldwide. We have installed client-specific versions of the FICO® Score in 6 countries. Like FICO® Scores in North America, these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of prospects, applicants and borrowers. FICO® Scores are in use or being implemented in 16 different countries across four continents.

In addition to the scoring solutions noted above, we also offer marketing and bankruptcy scores known as FICO® Revenue Scores and FICO® Bankruptcy Scores through the U.S. credit reporting agencies; an application fraud, revenue and bankruptcy score available in Canada; commercial credit scores delivered by both U.S. and U.K. credit reporting agencies, and soon to be released in Singapore; and the FICO® Medication Adherence Score, which uses predictive analytics to forecast an individual’s likelihood of taking his or her prescription medication as directed. The FICO Medication Adherence Score is a HIPAA-compliant solution that helps improve drug adherence, boosting therapy effectiveness and reducing health care costs.

In fiscal 2012, we launched the FICO® Mortgage Score Powered by CoreLogic which evaluates the traditional credit data from the national credit data repositories and the unique supplemental consumer credit data contained in the CoreLogic CoreScore™ credit report to deliver a more comprehensive and accurate view of a consumer’s credit risk profile for loan prequalification and origination. This expands our growing portfolio of mortgage solutions, which includes the FICO® Strategic Default Custom Analytic, which evaluates Automated Valuation Model data combined with traditional credit data to predict the likelihood that consumers who can afford to pay their mortgage will decide to default in response to (or in anticipation of) reaching negative home equity.

We have also developed scoring systems for insurance underwriters and marketers. Such systems use the same underlying statistical technology as our FICO® risk scores, but are designed to predict applicant or policyholder insurance loss ratio for automobile or homeowners’ coverage. Our insurance scores are available in the U.S. from TransUnion, Experian, Equifax and ChoicePoint, Inc., and in Canada from Equifax. We also offer an insurance score called the Property PredictRTM score, which analyzes property inspection database data from an insurance services provider, Millennium Information Services, Inc., to calculate the loss risk of a property.

We provide credit bureau scoring services and related consulting directly to users in banking through the FICO® PreScore® service for prescreening solicitation candidates and the FICO® Score Delivery Service for account review.

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

Tools

We provide software products that businesses use to build their own tailored Decision Management applications. In contrast to our packaged Applications developed for specific industry applications, our Tools support the addition of Decision Management capabilities to virtually any application or operational system. These tools are sold as licensed software, and can be used by themselves or together to advance a client’s Decision Management initiatives. We use these tools as common software components for our own Decision Management applications, described above in the Applications section. They are also key components of our Decision Management architecture, described in the Technology section. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.

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

•

Predictive Modeling. In fiscal year 2012 we introduced FICO® Model Central™ Solution, a comprehensive offering to help banks and other organizations, including insurance, retail and health care companies, maximize the power of their predictive models and meet stricter regulations for model management. It complements FICO® Model Builder, which enables the user to develop and deploy sophisticated predictive models for use in automated decisions as well as complete scoring routines, such as variable generation, segment logic, scoring, calibration and reason codes. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models and scorecards, which we have developed over more than 40 years, and includes additional algorithms for rapidly discovering variable relationships, predictive interactions and optimal segmentation. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICO® Blaze Advisor system.

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

COMPETITION

The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (“ERP”) and customer relationship management (“CRM”) packaged solutions providers;

•	business intelligence solutions providers;

•	business process management and business rules management providers;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	providers of account/workflow management software;

•	software companies supplying modeling, rules, or analytic development tools; and

•	providers of cloud-based customer engagement and risk intervention solutions.

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

In the fraud solutions market for banking, we compete primarily with Actimize, a division of NICE Systems, Experian, Detica, a division of BAE, SAS and ACI Worldwide. In the fraud solutions market for health care insurance, we compete with Emdeon, Ingenix, ViPS, MedStat, Detica, a division of BAE, SAS, Verisk Analytics and IBM. Verisk Analytics and SAS also compete in the property and casualty insurance claims fraud market.

In the collections and recovery solutions market, we compete with both outside suppliers and in-house scoring and computer systems departments for software and ASP servicing. Major competitors include CGI, Experian, and various boutique firms, along with the three major U.S. credit reporting agencies and Experian-Scorex for scoring and optimization projects.

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail and healthcare. End users of our products include 92 of the 100 largest financial institutions in the United States, and more than half of the largest 100 banks in the world. Our clients also include more than 600 insurers, including the top ten U.S. property and casualty insurers; more than 400 retailers and general merchandisers, including about one-third of the top 100 U.S. retailers; more than 100 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including nine of the world’s top ten pharmaceuticals companies. All of the top ten companies on the 2012 Fortune 500 list use FICO’s solutions.

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

During fiscal 2012, 2011 and 2010, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 18%, 18%, and 20% of our total revenues, respectively.

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

Revenues from international customers, including end users and resellers, amounted to 39%, 37% and 35% of our total revenues in fiscal 2012, 2011 and 2010, respectively. See Note 17 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

Because of our pioneering work in credit scoring and fraud detection, we are widely recognized as a leader in predictive analytics. In all our work, we believe that our tools and processes are among the very best commercially available, and that we are uniquely able to integrate advanced analytic, software and data technologies into mission-critical business solutions that offer superior returns on investment.

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

The technologies listed below are all supported by the Decision Management architecture, which will create tighter integration between our Decision Management Applications and our Tools.

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

Customer Data Integration. Decisions made on customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. We have focused on developing data integration processes that are able to assemble and integrate those disparate data sources into a unified view of the customer or household, through the application of persistent keying technology. Through our acquisition of Entiera in May 2012, we now have the capability to store unstructured customer data — commonly referred to as Big Data — and enable business clients to use this data to develop more targeted customer communications.

Decision Management Software. In order to make a decision strategy operational, the various steps and rules need to be programmed or exported into the business’s software infrastructure, where it can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and business rules management systems, which perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, business user definition of extremely complex decision strategies using graphic user interfaces; simultaneous testing of hundreds of decision strategies in “champion/challenger” (test/control) mode; high-volume processing and analysis of transactions in real time; integration of multiple data sources; and execution of predictive models for improved behavior forecasts and finer segmentation. Decision Management software is an integral part of our Decision Management Applications, described earlier. Through our acquisition of Adeptra in September 2012, we now have advanced technology for customer engagement, which enables the execution of decisions and customer contact through SMS, email, mobile applications and other channels.

Research and Development Activities

Our research and development expenses were $59.5 million, $62.1 million and $73.6 million in fiscal 2012, 2011 and 2010, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

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

We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 121 U.S. and 13 foreign patents with 89 applications pending.

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

We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 28 trademarks registered in the U.S. and select foreign countries.

PERSONNEL

As of September 30, 2012, we employed 2,315 persons worldwide. Of these, 307 full-time employees were located in our Minneapolis and Arden Hills, Minnesota offices, 297 full-time employees were located in our San Diego, California office, 225 full-time employees were located in our San Rafael, California office, 411 full-time employees were located in our India-based office and 260 full-time employees were located in our United Kingdom-based offices. None of our employees are covered by a collective bargaining agreement, and no work stoppages have been experienced.

Information regarding our executive officers is included in Item 10 of this report.

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

We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our revenues and profits. The businesses of our largest customers depend, in large part, on favorable macroeconomic conditions. If these customers are negatively impacted by the continued global economic downturn or the terms of these relationships otherwise change, our revenues and operating results could decline.

Most of our customers are relatively large enterprises, such as banks, credit card processors, insurance companies, healthcare firms and retailers. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.

In addition, the global financial markets have continued to suffer substantial stress, volatility, illiquidity and disruption. The potential for increased and continuing economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Such disruption would result in a continued decline in the volume of transactions that we execute for our customers.

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

Our acquisition and divestiture activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

We have acquired and expect to continue to acquire companies, businesses, products, services and technologies. Acquisitions involve significant risks and uncertainties, including:

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•

an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected or we may overpay for our investments, or otherwise not realize the expected return which could adversely affect our business or operating results;

•	we may be unable to retain the key employees, customers and other business partners of the acquired operation;

•	we may have difficulties entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;

•

our operating results or financial condition may be adversely impacted by claims or liabilities we assume from an acquired company, business, product or technology, including claims from government agencies, terminated employees, current or former customers, former stockholders or other third parties; pre-existing contractual relationships of an acquired company we would not have otherwise entered into; unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices; and intellectual property claims or disputes;

•

we may fail to identify or assess the magnitude of certain liabilities or other circumstances prior to acquiring a company, business, product or technology, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•

we may not realize the anticipated increase in our revenues from an acquisition for a number of reasons, including if a larger than predicted number of customers decline to renew their contracts, if we are unable to sell the acquired products to our customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, architecture, controls, procedures and policies;

•	our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	to the extent we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

•

we may experience additional or unexpected changes in how we are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles, including arrangements we assume from an acquisition.

We have also divested ourselves of businesses in the past and may do so again in the future. Divestitures involve significant risks and uncertainties, including:

•	disruption of our ongoing business;

•	reductions of our revenues or earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	the potential loss of key personnel;

•	distraction of management from our ongoing business; and

•	impairment of relationships with employees and customers as a result of migrating a business to new owners.

Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may have a material adverse effect on our business, results of operations, financial condition or cash flows. Acquisitions of businesses having a significant presence outside the U.S. will increase our exposure to the risks of conducting operations in international markets.

Charges to earnings resulting from acquisitions may adversely affect our operating results.

Under business combination accounting standards, we recognize the identifiable assets acquired and the liabilities assumed in acquired companies generally at their acquisition date fair values and separately from goodwill. Goodwill is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the amounts of the identifiable assets acquired and the liabilities assumed as of the acquisition date. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	impairment of goodwill or intangible assets, or a reduction in the useful lives of intangible assets acquired;

•	amortization of intangible assets acquired;

•

identification of, or changes to, assumed contingent liabilities, both income tax and non-income tax related, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•

charges to our operating results to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated, charges to eliminate certain duplicative pre-merger activities, and charges to restructure our operations or to reduce our cost structure; and

•	charges to our operating results resulting from expenses incurred to effect the acquisition.

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. A more detailed discussion of our accounting for business combinations and other items is presented in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

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

In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the stock prices of many technology companies and financial services companies, and these fluctuations sometimes have been unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions may negatively affect our business and require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.

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

Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision and future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:

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

•	Laws and regulations regarding export controls as they apply to FICO products delivered in non-U.S. countries.

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

Our revenues depend, to a great extent, upon conditions in the banking (including consumer credit) and insurance industries. If our client’s industries continue to experience a downturn, it will likely harm our business, financial condition or results of operations.

During fiscal 2012, 80% of our revenues were derived from sales of products and services to the banking and insurance industries. The continued global economic downturn has produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such increased or continuing disruption would result in a continued decline in the revenue we receive from financial and other institutions.

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

While we are attempting to expand our sales of consumer credit and banking and insurance products and services into international markets, the risks are greater as these markets are also experiencing substantial disruption and we are less well-known in them.

Risk Related to External Conditions

Material adverse developments in global economic conditions, or the occurrence of certain other world events, could affect demand for our products and services and harm our business.

Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. The continued global economic downturn has produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. The widespread economic downturn negatively affected the businesses and purchasing decisions of companies in the industries we serve. The potential for increased and continuing disruptions present considerable risks to our businesses and operations. If global economic conditions experience stress and negative volatility, or if there is an escalation in regional or global conflicts or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business, results of operations and liquidity.

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

A growing portion of our revenues is derived from international sales. During fiscal 2012, 39% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Our leased properties include:

•

approximately 161,000 square feet of office, data center, and data processing space in Arden Hills and Minneapolis, Minnesota, in five buildings under leases expiring in fiscal 2013 or later; 35,000 square feet of this space is subleased to third parties;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in 2020;

•	approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in 2019; and

•

an aggregate of approximately 295,000 square feet of office and data center space in: Annandale, VA; Bangalore, India; Bangkok, Thailand; Beijing, China; Birmingham, United Kingdom; Chicago, IL; Denver, CO; Hong Kong, China; Istanbul, Turkey; Kaula Lumpur, Malaysia; London, United Kingdom; Madrid, Spain; Moscow, Russia; Mumbai, India; Munich, Germany; New Castle, DE; New York, NY; Norcross, GA; Norwalk, CT; Pune, India; Reading, United Kingdom; San Jose, CA; Sao Paulo, Brazil; Seoul, Korea; Shanghai, China; Singapore, Singapore; Sydney, Australia; Taipei City, Taiwan; Tokyo, Japan; and Toronto, Canada; 49,000 square feet of this space is subleased to third parties.

See Note 18 to the accompanying consolidated financial statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate future needs.

Item 3. Legal Proceedings

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at September 30, 2012, we had 534 shareholders of record of our common stock.

The following table shows the high and low sales prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low
Fiscal 2011
October 1 — December 31, 2010	$26.00	$22.95
January 1 — March 31, 2011	$31.81	$22.16
April 1 — June 30, 2011	$31.78	$27.79
July 1 — September 30, 2011	$31.04	$20.89

Fiscal 2012
October 1 — December 31, 2011	$38.49	$20.05
January 1 — March 31, 2012	$44.35	$34.60
April 1 — June 30, 2012	$45.00	$38.02
July 1 — September 30, 2012	$46.11	$38.99

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each quarter of fiscal 2012, 2011 and 2010. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Sales of Unregistered Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)
July 1, 2012 through July 31, 2012	29,744	$43.16	$221,695	—
August 1, 2012 through August 31, 2012	10,994	$43.54	$150,000,000	—
September 1, 2012 through September 30, 2012	2,374	$45.08	$150,000,000	—

Total	43,112	$43.36	$150,000,000	—

(1)	All 43,112 shares were delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2012.
(2)	On November 2, 2011, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. Following completion of the program in July 2012, our Board of Directors approved a stock repurchase program on August 16, 2012 to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. We did not repurchase any shares during the quarter ended September 30, 2012 pursuant to either of these programs.

Performance Graph

The follow graph shows the total stockholder return of an investment of $100 in cash on September 30, 2007, in (a) the Company’s Common Stock (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

The Company is listed on the New York Stock Exchange (“NYSE”). As an NYSE-listed company, our Chief Executive Officer must certify annually that he is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of that certification. The most recent Chief Executive Officer’s certification was filed with the NYSE on March 2, 2012.

Item 6. Selected Financial Data

We acquired Dash Optimization (“Dash”) in January 2008, Entiera in May 2012, and Adeptra in September 2012, respectively. Results of operations from the acquisitions are included prospectively from their respective acquisition dates. As a result of these acquisitions, the comparability of the data below is impacted.

In April 2008, we completed the sale of our Insurance Bill Review business unit. We accounted for this business unit as a discontinued operation and, accordingly, we have reclassified the selected financial data for all periods presented.

	Fiscal Years Ended September 30,
	2012 (1)	2011 (1)	2010 (1)	2009 (1)(2)	2008 (1)
	(In thousands, except per share data)
Revenues	$676,423	$619,683	$605,643	$630,735	$744,842
Operating income	168,358	127,337	113,349	116,747	122,283
Income from continuing operations	92,004	71,562	64,457	65,465	81,186
Income (loss) from discontinued operations	—	—	—	(363)	2,766
Net income	92,004	71,562	64,457	65,102	83,952

Basic earnings (loss) per share:
Continuing operations	$2.64	$1.82	$1.44	$1.35	$1.66
Discontinued operations	—	—	—	(0.01)	0.06

Total	$2.64	$1.82	$1.44	$1.34	$1.72

Diluted earnings (loss) per share:
Continuing operations	$2.55	$1.79	$1.42	$1.34	$1.64
Discontinued operations	—	—	—	(0.01)	0.06

Total	$2.55	$1.79	$1.42	$1.33	$1.70

Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Working capital	$49,720	$217,983	$225,028	$327,970	$229,071
Total assets	1,158,611	1,129,468	1,123,716	1,303,888	1,275,253
Senior Notes	504,000	512,000	520,000	275,000	275,000
Revolving line of credit	—	—	—	295,000	295,000
Stockholders’ equity	474,406	465,494	474,914	600,269	561,941

(1)	Results of operations for fiscal years 2012, 2011, 2010, 2009 and 2008 include pre-tax charges of $5.1 million, $12.4 million, $1.6 million, $8.7 million and $10.2 million, respectively, in restructuring and acquisition-related expenses.
(2)	Results of operations for fiscal year 2009 includes a $3.0 million pre-tax loss on the sale of product line assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an overview of our key operating business segments and significant trends. This overview is followed by a more detailed analysis of our results of operations and financial condition, including liquidity and capital resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments. We then provide a summary of our critical accounting policies and estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Business Overview

We are a leader in Decision Management solutions that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics, which include the industry standard FICO® score, and our Decision Management systems power billions of customer decisions each year. We help companies acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses and enter new markets more profitably. Our clients utilize our products and services to facilitate a variety of business processes, including customer marketing and acquisition, account origination, credit and underwriting risk management, fraud loss prevention and control, and client account and policyholder management. Most leading banks and credit card issuers rely on our solutions, as do many insurers, retailers, healthcare organizations, pharmaceutical companies and government agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® scores, the standard measure in the United States of credit risk, empowering them to manage their financial health. On September 7, 2012, we completed the acquisition of Adeptra. The acquisition brought us a SaaS offering that increases value for our clients and provides a global footprint across multiple industries consistent with our strategy to expand into the fast-growing mobile economy. The results of Adeptra’s operations from the acquisition date are included in our Applications segment.

General economic conditions continued to improve in fiscal 2012 from which we realized overall growth in our revenues of 9% to $676.4 million from $619.7 million in fiscal 2011. Revenue in each of our segments increased, with Applications, Scores and Tools increasing by 11%, 4% and 12% in fiscal 2012 compared to 2011, respectively. The revenue growth for each segment was primarily driven by fees recognized under large multi-year license transactions or other large non-recurring projects. In our Applications segment, we had large multi-year license transactions in our fraud and customer management solutions; in our Scores segment we had large non-recurring projects in our business-to-business scores; and in our Tools segment license sales and associated services of Blaze Advisor and Xpress Optimization products. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 77%, 74% and 72% of our revenues were derived from within this industry during the years ended September 30, 2012, 2011 and 2010, respectively. Our remaining revenues are primarily derived from the insurance, healthcare and retail industries. Our revenues derived from clients outside the United States have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $266.2 million, $230.0 million and $209.6 million in fiscal 2012, 2011 and 2010, respectively, representing 39%, 37% and 35% of total consolidated revenues in each of these years.

A significant portion of our revenues are derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for approximately 69%, 73% and 75% of our revenues during fiscal 2012, 2011 and 2010, respectively. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring consulting service arrangements.

Also recognized during the fourth quarter of fiscal 2012 were additional restructuring charges under our ongoing reengineering initiative. We incurred net charges totaling $4.0 million for severance costs associated with the reduction of 85 positions mainly within the product and technology organization of the Company.

For 2013, the operating environment will continue to present challenges for the marketing and growth of our products and services. However, we do expect to derive growth through modest improvements in the credit economy and from strategic acquisitions that complement our product offerings.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(in millions)			(months)
Quarter ended September 30, 2012	$98.6	32%	19	29

Quarter ended September 30, 2011	$112.0	13%	14	27

Year ended September 30, 2012	$293.8	43%	54	N/M

Year ended September 30, 2011	$303.6	34%	45	N/M

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.
(2)	NM — Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 40% and 43% of total bookings for the quarters ended September 30, 2012 and 2011, respectively. Professional services bookings were 34% and 34% of total bookings for the quarters ended September 30, 2012 and 2011, respectively. License bookings were 26% and 23% of total bookings for the quarters ended September 30, 2012 and 2011, respectively.

Transactional and maintenance bookings were 35% and 44% of total bookings for the years ended September 30, 2012 and 2011, respectively. Professional services bookings were 43% and 36% of total bookings for the years ended September 30, 2012 and 2011, respectively. License bookings were 22% and 20% of total bookings for the years ended September 30, 2012 and 2011, respectively.

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

Segment Information

We are organized into the following three reportable segments: Applications, Scores and Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2012, 2011 and 2010 are set forth in Note 17 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated.

	Revenues Fiscal Year			Period-to-Period Change		Period-to-Period Percentage Change
				2012 to 2011	2011 to 2010	2012 to 2011	2011 to 2010
Segment	2012	2011	2010
	(In thousands)			(In thousands)
Applications	$424,604	$383,028	$367,258	$41,576	$15,770	11%	4%
Scores	175,623	168,567	172,339	7,056	(3,772)	4%	(2)%
Tools	76,196	68,088	66,046	8,108	2,042	12%	3%

Total Revenues	$676,423	$619,683	$605,643	56,740	14,040	9%	2%

	Percentage of Revenues Fiscal Year
Segment	2012	2011	2010
Applications	63%	62%	61%
Scores	26%	27%	28%
Tools	11%	11%	11%

Total Revenues	100%	100%	100%

Applications

	Fiscal Year			Period-to-Period Change		Period-to-Period Percentage Change
	2012	2011	2010	2012 to 2011	2011 to 2010	2012 to 2011	2011 to 2010
	(In thousands)			(In thousands)
Transactional and maintenance	$263,726	$258,736	$257,275	$4,990	$1,461	2%	1%
Professional services	104,637	100,921	86,097	3,716	14,824	4%	17%
License	56,241	23,371	23,886	32,870	(515)	141%	(2)%

Total	$424,604	$383,028	$367,258	41,576	15,770	11%	4%

Applications segment revenues increased $41.6 million in fiscal 2012 from fiscal 2011 primarily due to a $25.3 million increase in our fraud solutions, an $8.0 million increase in our customer management solutions, a $4.2 million increase in our Mobility solutions and a $4.0 million increase in our Collections & Recovery solutions.

The increase in fraud solutions revenue was primarily due to software revenue attributable to two large multi-year license transactions during fiscal 2012. In addition, the fraud solutions revenue was also impacted by increased professional services revenue from software implementations and consulting services and a decrease in transactional-based revenues. The increase in customer management solutions revenue was due to an increase in software revenue primarily driven by a large license transaction, increased services revenue as well as increased transactional and maintenance revenue. The increase in Mobility solutions was due to our acquisition of Adeptra in September 2012. The increase in Collections & Recovery solutions was mainly due to an increase in license sales.

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

Scores

	Fiscal Year			Period-to-Period Change		Period-to-Period Percentage Change
	2012	2011	2010	2012 to 2011	2011 to 2010	2012 to 2011	2011 to 2010
	(In thousands)			(In thousands)
Transactional and maintenance	$172,218	$164,918	$170,141	$7,300	$(5,223)	4%	(3)%
Professional services	2,382	2,102	2,042	280	60	13%	3%
License	1,023	1,547	156	(524)	1,391	(34)%	892%

Total	$175,623	$168,567	$172,339	7,056	(3,772)	4%	(2)%

Scores segment revenues increased $7.1 million in fiscal 2012 from 2011 due to a $9.2 million increase in our business-to-business scores revenues partially offset by a $2.1 million decrease in our myFICO® business-to-consumer services revenues. The increase in our business-to-business scores was primarily attributable to an increase in Credit Bureau Risk Scores driven by a couple of special projects conducted by a major customer utilizing historical Credit Bureau Risk Scores, and an increase in transactional volumes. The decline in our myFICO business-to-consumer services was primarily attributable to a decrease in royalties derived from scores sold indirectly to consumers through credit reporting agencies.

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

During fiscal 2012, 2011 and 2010, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 18%, 18% and 20%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Fiscal Year			Period-to-Period Change		Period-to-Period Percentage Change
	2012	2011	2010	2012 to 2011	2011 to 2010	2012 to 2011	2011 to 2010
	(In thousands)			(In thousands)
Transactional and maintenance	$30,231	$29,776	$28,071	$455	$1,705	2%	6%
Professional services	17,952	12,918	14,739	5,034	(1,821)	39%	(12)%
License	28,013	25,394	23,236	2,619	2,158	10%	9%

Total	$76,196	$68,088	$66,046	8,108	2,042	12%	3%

Tools segment revenues increased $8.1 million in fiscal 2012 from fiscal 2011 primarily due to an increase in our services revenue and license revenue. The increase in our services revenue was primarily attributable to increased professional services related to our FICO® Blaze Advisor® product. The increase in our license revenue was primarily attributable to an increase in our FICO® Xpress Optimization Suite and FICO® Blaze Advisor® product sales.

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

Operating Expenses and Other Income (Expense), Net

The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for the fiscal years indicated.

				Period-to-Period Change		Period-to-Period Percentage Change
	Fiscal Year			2012 to 2011	2011 to 2010	2012 to 2011	2011 to 2010
	2012	2011	2010
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$676,423	$619,683	$605,643	$56,740	$14,040	9%	2%

Operating expenses:
Cost of revenues	197,947	186,470	180,932	11,477	5,538	6%	3%
Research and development	59,527	62,129	73,581	(2,602)	(11,452)	(4)%	(16)%
Selling, general and administrative	238,522	223,615	225,263	14,907	(1,648)	7%	(1)%
Amortization of intangible assets	6,944	7,741	10,901	(797)	(3,160)	(10)%	(29)%
Restructuring and acquisition-related	5,125	12,391	1,617	(7,266)	10,774	(59)%	666%

Total operating expenses	508,065	492,346	492,294	15,719	52	3%	—%

Operating income	168,358	127,337	113,349	41,021	13,988	32%	12%
Interest income	317	2,192	1,688	(1,875)	504	(86)%	30%
Interest expense	(31,734)	(32,364)	(24,124)	630	(8,240)	(2)%	34%
Other income (expense), net	(698)	290	1,391	(988)	(1,101)	(341)%	(79)%

Income before income taxes	136,243	97,455	92,304	38,788	5,151	40%	6%
Provision for income taxes	44,239	25,893	27,847	18,346	(1,954)	71%	(7)%

Net income	$92,004	$71,562	$64,457	20,442	7,105	29%	11%

Number of employees at fiscal year-end	2,315	2,023	2,157	292	(134)

	Percentage of Revenues Fiscal Year
	2012	2011	2010
Revenues	100%	100%	100%

Operating expenses:
Cost of revenues	29%	30%	30%
Research and development	9%	10%	12%
Selling, general and administrative	35%	36%	37%
Amortization of intangible assets	1%	1%	2%
Restructuring and acquisition-related	1%	2%	—%

Total operating expenses	75%	79%	81%

Operating income	25%	21%	19%
Interest income	—%	—%	—%
Interest expense	(5)%	(5)%	(4)%
Other income (expense), net	—%	—%	—%

Income before income taxes	20%	16%	15%
Provision for income taxes	6%	4%	4%

Net income	14%	12%	11%

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

The fiscal year 2012 over 2011 increase of $11.5 million in cost of revenues resulted from a $5.9 million increase in personnel and labor costs, a $2.7 million increase in allocated facilities and infrastructure costs, a $1.5 million increase in travel cost, and a $1.4 million increase in other costs. The increase in personnel and other labor-related costs was attributable to an increase in salary, related benefit and incentive cost. The increase in allocated facilities and infrastructure costs was attributable to the Company’s utilization of additional resources towards direct revenue generating activities. The increase in travel cost was primarily attributable to an increase in services revenue requiring travel to the client locations. Cost of revenues as a percentage of revenues was 29% for the year ended September 30, 2012 compared to 30% for the year ended September 30, 2011 as a result of increased sales of higher-margin software and Scores products.

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

In fiscal 2013, we expect that cost of revenues as a percentage of revenues will be higher than those incurred during fiscal 2012 due to integration of lower-margin products from our acquisitions.

Research and Development

Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.

Research and development as a percentage of revenues was 9% during the year ended September 30, 2012, compared to 10% during the year ended September 30, 2011. The $2.6 million decrease was mainly attributable to a $2.1 million decrease in personnel and labor costs, resulting from decreased salary and related benefit expenses partially offset by an increase in incentive expense for the year ended September 30, 2012.

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

In fiscal 2013, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during fiscal 2012 as we continue to invest in our Decision Management solutions.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.

The fiscal 2012 over 2011 increase of $14.9 million in selling, general and administrative expenses was attributable to a $15.4 million increase in labor and personnel costs, a $2.4 million increase in marketing expenses and a $1.5 million increase in travel cost, partially offset by a $2.1 million decrease in allocated facilities and infrastructure costs, a $1.1 million decrease in equipment depreciation cost, a $0.8 million decrease in outside services cost, and a $0.4 million decrease in other costs. The increase in labor and personnel costs was due to an increase in stock compensation cost, salary and related benefit costs, commission cost, incentive cost and severance and retention costs. The increase in marketing expenses was due to a company marketing event held in fiscal 2012. The increase in travel cost was primarily due to the reinstatement of non-revenue producing travel during fiscal 2012. The decrease in allocated facilities and infrastructure costs was attributable primarily to the Company’s utilization of additional resources towards direct revenue generating activities. The decrease in equipment depreciation cost was mainly due to timing of fixed assets placed in service. The decrease in outside services was due to a non-recurring strategic consulting service incurred in fiscal 2011. Selling, general and administrative expenses as a percentage of revenues was 35% during fiscal 2012 compared to 36% during fiscal 2011 as a result of revenue growing at a higher rate than cost due to improved operations efficiency.

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

In fiscal 2013, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during fiscal 2012.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets consist primarily of completed technology and customer contracts and relationships, which are being amortized using the straight-line method over periods ranging from five to fifteen years.

The fiscal 2012 over fiscal 2011 decrease in amortization expense of $0.8 million was attributable to certain intangible assets associated with our Dash acquisition becoming fully amortized in January 2012, partially offset by the addition of intangible assets associated with our Entiera acquisition in May 2012 and Adeptra acquisition in September 2012.

The fiscal 2011 over 2010 decline of $3.2 million in amortization expense was attributable mainly to certain intangible assets associated with our London Bridge acquisition becoming fully amortized during fiscal 2010.

In fiscal 2013, we expect amortization expense will be higher than the amortization expense incurred in 2012 due to a full year amortization of the intangible assets acquired through our Adeptra and Entiera acquisitions.

Restructuring and acquisition-related

In fiscal 2012, we incurred $1.1 million in acquisition-related cost in association with the Adeptra acquisition. We also eliminated 85 positions mainly within the product and technology organization of the Company and incurred $4.0 million for severance costs. Cash payments for substantially all the severance costs will be paid by the end of our first quarter of fiscal 2013.

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

The following table sets forth certain summary information on restructuring expenses:

	Fiscal Year
	2012	2011	2010
	(In thousands)
Severance costs	$3,978	$8,165	$742
Lease exit costs and other adjustments	—	4,226	875

Total restructuring expense	$3,978	$12,391	$1,617

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements.

The fiscal 2012 over 2011 decrease in interest income of $1.9 million was primarily attributable to interest received on tax refunds during fiscal 2011.

The fiscal 2011 over 2010 increase of $0.5 million in interest income was attributable to interest received on tax refunds in fiscal 2011 partially offset by lower average investment balances and a decline in interest rates and investment income yields due to market conditions.

Interest Expense

In fiscal 2012 and 2011, interest expense included interest on the Senior Notes issued in May 2008 and July 2010. In fiscal 2010, interest expense included interest on the Senior Notes issued in May 2008 and July 2010 and borrowings under our revolving credit facility. Interest expense for all three years also included credit facility fees for the revolving line of credit.

The fiscal 2012 over 2011 decrease in interest expense of $0.6 million was attributable to an $8.0 million principal payment in both May 2011 and May 2012 on the Senior Notes issued in May 2008 resulting in a lower average debt balance for fiscal 2012, as well as a decline in credit facility fees as a result of the Company lowering the revolving line of credit in fiscal 2011.

The fiscal 2011 over 2010 increase of $8.2 million in interest expense was attributable to the higher average interest rate on our July 2010 Senior Notes as compared to our revolving credit facility.

In fiscal 2013, we expect that interest expense will be consistent with what we incurred during fiscal 2012.

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

Other income (expense), net was ($0.7) million in fiscal 2012, compared to $0.3 million in 2011. The decrease was primarily attributable to a one-time vendor termination fee as well as increased foreign currency losses during fiscal 2012.

Other income (expense), net was $0.3 million in fiscal 2011, compared to $1.4 million in 2010. The decrease was primarily attributable to a non-recurring sale of a patent in fiscal 2010.

Provision for Income Taxes

Our effective tax rates were 32.5%, 26.6% and 30.2% in fiscal 2012, 2011 and 2010, respectively.

The increase in our effective tax rate in fiscal 2012 compared to fiscal 2011 was due to two factors. The fiscal year 2011 effective rate was largely decreased due to a $1.1 million benefit recorded in recognition of the 2010 extension of the U.S. Federal Research and Development Credit and a manufacturing deduction rate increase, and the fiscal year 2012 effective tax rate was increased by a one-time $1.6 million tax charge associated with the Company’s intellectual property rights.

The decrease in our effective tax rate in fiscal 2011 compared with fiscal 2010 was largely due to a $1.1 million benefit recorded in recognition of the 2010 extension of the U.S. Federal Research and Development Credit and a manufacturing deduction rate increase. In addition there was a one-time Foreign Tax Credit benefit related to an intercompany dividend.

As of September 30, 2012 the Company has reported $47.0 million of unremitted earnings of the international subsidiaries in the consolidated income. U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and related tax treaties, and factual circumstances in effect at the time of any such distribution, therefore, we believe it is not practicable at this time to reliably determine the amount of the unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted in the next twelve months and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

We expect existing domestic cash, cash equivalents and short-term marketable security investments (as of September 30, 2012, approximately $48.8 million), as well as anticipated domestic earnings will be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for the next twelve months.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal years indicated.

	Fiscal Year			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2012	2011	2010	2012 to 2011	2011 to 2010	2012 to 2011	2011 to 2010
	(In thousands)			(In thousands)
Applications	$132,826	$106,561	$93,275	$26,265	$13,286	25%	14%
Scores	122,936	113,398	110,651	9,538	2,747	8%	2%
Tools	17,599	13,690	8,412	3,909	5,278	29%	63%
Unallocated corporate expenses	(71,705)	(70,680)	(69,166)	(1,025)	(1,514)	1%	2%

Total segment operating income	201,656	162,969	143,172	38,687	19,797	24%	14%
Unallocated share-based compensation	(21,229)	(15,500)	(17,305)	(5,729)	1,805	37%	(10)%
Unallocated amortization expense	(6,944)	(7,741)	(10,901)	797	3,160	(10)%	(29)%
Unallocated restructuring and acquisition-related	(5,125)	(12,391)	(1,617)	7,266	(10,774)	(59)%	666%

Operating income	$168,358	$127,337	$113,349	41,021	13,988	32%	12%

Applications

	Fiscal Year			Percentage of Revenues
	2012	2011	2010	2012	2011	2010
	(In thousands)
Segment revenues	$424,604	$383,028	$367,258	100%	100%	100%
Segment operating expense	(291,778)	(276,467)	(273,983)	(69)%	(72)%	(75)%

Segment operating income	$132,826	$106,561	$93,275	31%	28%	25%

Scores

	Fiscal Year			Percentage of Revenues
	2012	2011	2010	2012	2011	2010
	(In thousands)
Segment revenues	$175,623	$168,567	$172,339	100%	100%	100%
Segment operating expense	(52,687)	(55,169)	(61,688)	(30)%	(33)%	(36)%

Segment operating income	$122,936	$113,398	$110,651	70%	67%	64%

Tools

	Fiscal Year			Percentage of Revenues
	2012	2011	2010	2012	2011	2010
	(In thousands)
Segment revenues	$76,196	$68,088	$66,046	100%	100%	100%
Segment operating expense	(58,597)	(54,398)	(57,634)	(77)%	(80)%	(87)%

Segment operating income	$17,599	$13,690	$8,412	23%	20%	13%

The increase in operating income between fiscal 2012 and 2011 of $41.0 million was primarily attributable to a $56.7 million increase in segment revenues and a $7.3 million decrease in restructuring and acquisition-related expenses, partially offset by a $17.0 million increase in segment operating expenses and a $5.7 million increase in share-based compensation expense.

At the segment level, the $38.7 million increase in segment operating income was driven by a $26.3 million increase in our Applications segment, a $9.5 million increase in our Scores segment and a $3.9 million increase in our Tools segment, partially offset by a $1.0 million increase in unallocated corporate operating expenses.

The increase in Applications segment operating income was attributable to a $41.6 million increase in segment revenue primarily due to several large multi-year license transactions, partially offset by a $15.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased from 28% to 31% mainly due to increased sales of higher margin software products.

The increase in Scores segment operating income was attributable to a $7.1 million increase in segment revenue, primarily attributable to an increase in Credit Bureau Risk Scores driven by a couple of large projects conducted by a major customer utilizing historical Credit Bureau Risk Scores, and a $2.4 million decrease in segment operating expenses, driven by a decrease in digital marketing and third party data costs.

The increase in Tools segment operating income was attributable primarily to an $8.1 million increase in segment revenue partially offset by a $4.2 million increase in segment operating expenses. The increase in segment revenue was primarily due to an increase of services and software revenues related to our Blaze Advisor and Xpress Optimization products. Segment operating income as a percentage of segment revenue for Tools increased from 20% to 23% mainly due to increased sales of higher margin software products.

The increase in operating income between fiscal 2011 and 2010 of $14.0 million was attributable to an increase in segment revenues, a decrease in segment operating expenses and reductions in amortization and share-based compensation expenses, partially offset by an increase in restructuring cost and unallocated corporate expenses. At the segment level, our segment operating income increased across all segments — $13.3 million increase in our Applications segment, $2.7 million increase in our Scores segment and $5.3 million increase in our Tools segment.

The $13.3 million increase in our Applications segment operating income was attributable to a $15.8 million increase in segment revenue partially offset by a $2.5 million increase in segment operating expenses. The increase in segment revenue was due to an $18.2 million increase in our fraud solutions and a $6.0 million increase in originations solutions, partially offset by a $4.8 million decrease in our customer management solutions and a $3.6 million decrease in our other application solutions. The increase in segment operating expenses was mainly attributable to increased labor cost as a result of increased consulting services activities, partially offset by a decline in allocated costs resulting from overhead reductions and exiting certain facilities.

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

Capital Resources and Liquidity

Outlook

As of September 30, 2012, we had $93.6 million in cash, cash equivalents and short-term marketable security investments. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $49.0 million principal payment due in May 2013 on our Senior Notes issued in May 2008. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Summary of Cash Flows

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Cash provided by/(used in):
Operating activities	$129,746	$136,156	$105,780
Investing activities	(65,670)	(51,701)	110,637
Financing activities	(128,453)	(94,021)	(248,473)
Effect of exchange rate changes on cash	234	(881)	98

Decrease in cash and cash equivalents	$(64,143)	$(10,447)	$(31,958)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $129.7 million in fiscal 2012 compared to $136.2 million in fiscal 2011. The $6.5 million decrease was mainly attributable to a $23.8 million decrease caused by the timing of receipts and payments in our ordinary course of business, including a $35.1 million decrease from timing of cash receipts on accounts receivable, partially offset by higher net income for the year ended September 30, 2012.

Net cash provided by operating activities totaled $136.2 million in fiscal 2011 compared to $105.8 million in fiscal 2010. The $30.4 million increase was mainly attributable to higher income for fiscal 2011, as well as a $38.3 million increase caused by the timing of receipts and payments in our ordinary course of business, including primarily a $20.1 million increase from timing of cash receipts on accounts receivable and a $26.7 million increase from timing of income tax payments from other liabilities.

Cash Flows from Investing Activities

Net cash used by investing activities totaled $65.7 million in fiscal 2012 compared to $51.7 million in fiscal 2011. The increase in cash used in investing activities was primarily attributable to $123.6 million net cash used for the acquisition of Adeptra and Entiera and a $11.5 million increase in purchases of property and equipment during fiscal 2012, partially offset by $83.6 million of proceeds from sales and maturities of marketable securities, net of purchases, for fiscal 2012 compared to $37.8 million of cash used in purchases of marketable securities, net of sales and maturities, during fiscal 2011.

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

Cash Flows from Financing Activities

Net cash used in financing activities increased $34.5 million to $128.5 million during fiscal 2012 from $94.0 million during fiscal 2011. The increase was primarily due to $191.1 million of common stock repurchased in fiscal 2012 versus $91.4 million of common stock repurchased in fiscal 2011, partially offset by a $63.2 million increase in cash generated from stock option exercises attributable to a higher average stock price for fiscal 2012.

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

Repurchases of Common Stock

From time to time, we repurchase our common stock in the open market. During fiscal 2012, 2011 and 2010, we expended $184.3 million, $96.3 million and $198.0 million, respectively, in connection with our repurchase of common stock. On November 2, 2011, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. Following completion of the program in July 2012, our Board of Directors approved a stock repurchase program on August 16, 2012 to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. As of September 30, 2012, we had $150.0 million remaining under this authorization.

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2012, 2011 and 2010. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of September 30, 2012, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

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

All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of September 30, 2012 we were in compliance with all financial covenants under these purchase agreements.

Contractual Obligations

The following is a summary of our contractual obligations at September 30, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Senior Notes (1)	$49,000	$8,000	$71,000	$60,000	$72,000	$244,000	$504,000
Interest due on debt obligations (2)	30,503	27,382	26,873	22,136	19,303	26,696	152,893
Operating lease obligations	25,180	22,537	17,808	14,714	11,762	26,150	118,151
Purchase obligations (3)	4,400	2,600	—	—	—	—	7,000
Unrecognized tax benefits (4)	—	—	—	—	—	—	7,501

Total commitments	$109,083	$60,519	$115,681	$96,850	$103,065	$296,846	$789,545

(1)	Represents the unpaid principal amount of our $275 million Senior Notes issued in May 2008 and the $245 million Senior Notes issued in July 2010.
(2)	Interest due on debt obligations represents interest payments on our Senior Notes.
(3)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.
(4)	Unrecognized tax benefits related to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.

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

Consulting Services

We provide consulting, training, model development and software integration services under both hourly-based time and materials and fixed-priced contracts. When consulting services qualify for separate accounting, revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we use a proportionate performance model with hours as the input method of attribution to determine progress towards completion, with consideration also given to output measures, such as contract milestones, when applicable. In such instances, management is required to estimate the total estimated hours of the project. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we defer the associated revenue until the contract is completed. We have not experienced significant variances between our estimates and actual hours in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we are unable to accurately estimate the input measures, revenue would be deferred until the contract is complete, and this could have a material impact on our consolidated results of operations.

Hosting Services

We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP transactions when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of the Company’s fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the customer life of the customer arrangement. ASP transactional fees are recorded monthly as earned.

Multiple-Deliverable Arrangements including Non-Software

When we enter into a multiple-deliverable arrangement that includes non-software, each deliverable is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle. We analyze selling prices used in our allocation of arrangement consideration on an annual basis, or more frequently if necessary. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

Business Combinations

Accounting for our acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income and comprehensive income.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and contingent consideration, where applicable. If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: (i) future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; (ii) expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and; (iii) the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

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

Valuation of Goodwill and Other Intangible Assets — Impairment Assessment

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations. We amortize our finite-lived intangible assets using the straight-line method over the estimated useful lives. Goodwill is not amortized, but is assessed at least annually for impairment.

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

We assess potential impairments to our intangible assets when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified with respect to our previously recorded intangible assets with finite useful lives, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of net intangible assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods.

We test goodwill for impairment at the reporting unit levels, which we have determined are the same as our reportable segments, at least annually during the fourth quarter of each fiscal year. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would be an indicator of potential impairment of a reporting unit, with the fair value below its carrying value. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using a weighted combination of discounted cash flow valuation model (known as the income approach) and a comparison of our reporting units to guideline publicly-traded companies (known as the market approach). These methods require estimates of our future revenues, profits, capital expenditures, working capital, costs of capital and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We evaluate historical trends, current budgets, operating plans, industry data, and other relevant factors when estimating these amounts. Using assumptions that are different from those used in our estimates, but in each case reasonable, could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For example, if the economic environment impacts our forecasts beyond what we have anticipated, it could cause the fair value of a reporting unit to fall below its respective carrying value.

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

In the fourth quarter of fiscal 2012 we performed our annual goodwill impairment test. In step one of that test we compared the estimated fair value of each reporting unit to its carrying value. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2012, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test and recorded no goodwill impairment charges for the twelve months ended September 30, 2012.

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

Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our balance sheet. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statement of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the technical merits of the tax position indicate it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions and they are evaluated on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

A description of our accounting policies associated with tax-related contingencies and valuation allowances assumed as part of a business combination is provided under “Business Combinations” above.

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

New Accounting Pronouncements Recently Issued or Adopted

On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our consolidated financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This update amends the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, ASU 2011-08 does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2012. We do not believe that adoption of ASU 2011-08 will have a significant impact on our consolidated financial statements.

On June 16, 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05) and on December 23, 2011 the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These updates amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders’ equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2012. Retrospective adoption is required and early adoption is permitted. We elected to early adopt ASU 2011-05 under the one-statement approach, which did not have a significant impact on our consolidated financial statements.

On December 16, 2011 the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” (ASU 2011-11). ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, which means that it will be effective for our fiscal year beginning October 1, 2013. Retrospective adoption is required. We do not believe that adoption of ASU 2011-11 will have a significant impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate and Equity Market Price

We maintain an investment portfolio consisting mainly of income securities with an average maturity of two years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2012 and 2011:

	September 30, 2012			September 30, 2011
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$71,609	$71,609	0.00%	$135,752	$135,752	0.14%
Short-term investments	22,008	22,008	0.16%	105,819	105,826	0.16%

	$93,617	$93,617	0.04%	$241,571	$241,578	0.15%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2012 and 2011:

	September 30, 2012			September 30, 2011
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$259,000	$259,000	$275,201	$267,000	$267,000	$305,874
July 2010 $245 million Senior Notes	$245,000	$245,000	$243,866	$245,000	$245,000	$266,620

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on

LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had no borrowings outstanding under the credit facility as of September 30, 2012.

Forward Foreign Currency Contracts

We maintain a program to manage our foreign currency exchange rate risk on existing foreign currency receivable and cash balances by entering into forward contracts to sell or buy foreign currency. At period end, foreign-denominated receivables and cash balances held by our U.S. reporting entities are remeasured into the U.S. dollar functional currency at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period in our accompanying consolidated statements of income and comprehensive income and the resulting gain or loss on the forward contract mitigates the exchange rate risk of the associated assets. All of our forward foreign currency contracts have maturity periods of less than three months. Such derivative financial instruments are subject to market risk.

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2012 and 2011:

	September 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	—

Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	—

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	—

The forward foreign currency contracts were all entered into on September 30, 2012 and 2011; therefore, the fair value was $0 on that date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fair Isaac Corporation

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. We also have audited the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Minneapolis, MN
November 16, 2012

FAIR ISAAC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$71,609	$135,752
Marketable securities available for sale, current portion	22,008	105,826
Accounts receivable, net	142,595	104,974
Prepaid expenses and other current assets	23,113	17,929

Total current assets	259,325	364,481

Marketable securities available for sale, less current portion	5,417	4,170
Other investments	11,083	10,934
Property and equipment, net	41,080	33,017
Goodwill	757,504	664,688
Intangible assets, net	52,299	19,498
Deferred income taxes	22,856	25,032
Other assets	9,047	7,648

Total assets	$1,158,611	$1,129,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,958	$11,139
Accrued compensation and employee benefits	50,043	36,470
Other accrued liabilities	43,645	47,031
Deferred revenue	47,959	41,768
Deferred income taxes	—	2,090
Current maturities on long-term debt	49,000	8,000

Total current liabilities	209,605	146,498

Senior notes	455,000	504,000
Other liabilities	19,600	13,476

Total liabilities	684,205	663,974

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 34,839 and 37,084 shares outstanding at September 30, 2012 and 2011, respectively)	348	371
Paid-in-capital	1,103,611	1,098,388
Treasury stock, at cost (54,018 and 51,773 shares at September 30, 2012 and 2011, respectively)	(1,718,570)	(1,627,180)
Retained earnings	1,104,825	1,015,624
Accumulated other comprehensive loss	(15,808)	(21,709)

Total stockholders’ equity	474,406	465,494

Total liabilities and stockholders’ equity	$1,158,611	$1,129,468

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended September 30,
	2012	2011	2010
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$466,175	$453,430	$455,487
Professional services	124,971	115,941	102,878
License	85,277	50,312	47,278

Total revenues	676,423	619,683	605,643

Operating expenses:
Cost of revenues (1)	197,947	186,470	180,932
Research and development	59,527	62,129	73,581
Selling, general and administrative (1)	238,522	223,615	225,263
Amortization of intangible assets (1)	6,944	7,741	10,901
Restructuring and acquisition-related	5,125	12,391	1,617

Total operating expenses	508,065	492,346	492,294

Operating income	168,358	127,337	113,349
Interest income	317	2,192	1,688
Interest expense	(31,734)	(32,364)	(24,124)
Other income (expense), net	(698)	290	1,391

Income before income taxes	136,243	97,455	92,304
Provision for income taxes	44,239	25,893	27,847

Net income	92,004	71,562	64,457

Other comprehensive income:
Unrealized losses on investments, net of tax benefit of $3, $23 and $250, for the years ended September 30, 2012, 2011 and 2010, respectively	(4)	(33)	(387)
Translation adjustments	5,905	(1,998)	(1,862)

Comprehensive income	$97,905	$69,531	$62,208

Basic earnings per share	$2.64	$1.82	$1.44
Shares used in computing basic earnings per share	34,909	39,359	44,903

Diluted earnings per share	$2.55	$1.79	$1.42

Shares used in computing diluted earnings per share	36,063	39,988	45,308

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2012, 2011 and 2010

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
	(In thousands, except per share data)
Balance at September 30, 2009	48,156	$482	$1,106,292	$(1,375,400)	$886,324	$(17,429)	$600,269
Share-based compensation	—	—	17,305	—	—	—	17,305
Issuance of treasury stock under employee stock plans	516	5	(15,636)	17,041	—	—	1,410
Tax benefit from share based payment arrangements	—	—	(4,717)	—	—	—	(4,717)
Repurchases of common stock	(8,790)	(88)	—	(197,894)	—	—	(197,982)
Dividends paid ($0.08 per share)	—	—	—	—	(3,579)	—	(3,579)
Net income	—	—	—	—	64,457	—	64,457
Unrealized losses on investments, net of tax benefit of $250	—	—	—	—	—	(387)	(387)
Translation adjustments	—	—	—	—	—	(1,862)	(1,862)

Balance at September 30, 2010	39,882	$399	$1,103,244	$(1,556,253)	$947,202	$(19,678)	$474,914
Share-based compensation	—		15,500	—	—	—	15,500
Issuance of treasury stock under employee stock plans	800	8	(17,757)	25,362	—	—	7,613
Tax benefit from share based payment arrangements	—	—	(2,599)	—	—	—	(2,599)
Repurchases of common stock	(3,598)	(36)	—	(96,289)	—	—	(96,325)
Dividends paid ($0.08 per share)	—	—	—	—	(3,140)	—	(3,140)
Net income	—	—	—	—	71,562	—	71,562
Unrealized losses on investments, net of tax benefit of $23	—	—	—	—	—	(33)	(33)
Translation adjustments	—	—	—	—	—	(1,998)	(1,998)

Balance at September 30, 2011	37,084	$371	$1,098,388	$(1,627,180)	$1,015,624	$(21,709)	$465,494
Share-based compensation	—	—	21,229	—	—	—	21,229
Issuance of treasury stock under employee stock plans	2,942	29	(22,085)	92,849	—	—	70,793
Tax benefit from share based payment arrangements	—	—	6,079	—	—	—	6,079
Repurchases of common stock	(5,187)	(52)	—	(184,239)	—	—	(184,291)
Dividends paid ($0.08 per share)	—	—	—	—	(2,803)	—	(2,803)
Net income	—	—	—	—	92,004	—	92,004
Unrealized losses on investments, net of tax benefit of $3	—	—	—	—	—	(4)	(4)
Translation adjustments	—	—	—	—	—	5,905	5,905

Balance at September 30, 2012	34,839	$348	$1,103,611	$(1,718,570)	$1,104,825	$(15,808)	$474,406

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$92,004	$71,562	$64,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,549	24,197	30,918
Share-based compensation	21,229	15,500	17,305
Deferred income taxes	(7,121)	1,252	6,761
Tax effect from share-based payment arrangements	6,079	(2,599)	(4,717)
Excess tax benefits from share-based payment arrangements	(8,079)	(1,664)	(1,158)
Net amortization of premium on marketable securities	221	554	2,174
Benefit from doubtful accounts	(122)	(583)	(118)
Net loss on sales of property and equipment	63	169	694
Changes in operating assets and liabilities
Accounts receivable	(26,490)	8,571	(11,561)
Prepaid expenses and other assets	802	2,060	315
Accounts payable	6,810	(1,749)	(317)
Accrued compensation and employee benefits	11,314	3,154	5,413
Other liabilities	1,455	18,727	(3,290)
Deferred revenue	10,032	(2,995)	(1,096)

Net cash provided by operating activities	129,746	136,156	105,780

Cash flows from investing activities:
Purchases of property and equipment	(25,483)	(14,020)	(17,453)
Cash proceeds from sales of property and equipment	—	—	50
Cash proceeds from sales of product line assets	—	—	2,182
Purchases of marketable securities	(48,067)	(144,224)	(71,749)
Proceeds from sale of marketable securities	—	13,644	10,014
Proceeds from maturities of marketable securities	131,659	92,759	187,593
Cash paid for acquisitions, net of cash acquired	(123,631)	—	—
Distribution from (purchase of) cost method investees	(148)	140	—

Net cash provided by (used in) investing activities	(65,670)	(51,701)	110,637

Cash flows from financing activities:
Payments on revolving line of credit and other short-term loans	(5,466)	—	(295,000)
Proceeds from issuance of senior notes	—	—	245,000
Payments on senior notes	(8,000)	(8,000)	—
Debt issuance costs	—	(736)	(1,343)
Proceeds from issuance of treasury stock under employee stock plans	70,793	7,613	1,410
Dividends paid	(2,803)	(3,140)	(3,579)
Repurchases of common stock	(191,056)	(91,422)	(196,119)
Excess tax benefits from share-based payment arrangements	8,079	1,664	1,158

Net cash used in financing activities	(128,453)	(94,021)	(248,473)

Effect of exchange rate changes on cash	234	(881)	98

Decrease in cash and cash equivalents	(64,143)	(10,447)	(31,958)
Cash and cash equivalents, beginning of year	135,752	146,199	178,157

Cash and cash equivalents, end of year	$71,609	$135,752	$146,199

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $584, $207 and $457 during the years ended September 30, 2012, 2011 and 2010, respectively	$36,852	$11,460	$26,885
Cash paid for interest	$31,421	$31,974	$21,048

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recoverability of accounts receivable, goodwill, intangible assets, software development costs, deferred tax assets, the benefits related to uncertain tax positions; the determination of the fair value of share-based compensation; the ability to estimate hours in connection with fixed-fee service contracts and transactional-based revenues for which actual transaction volumes have not yet been received; and the determination of whether fees are fixed or determinable and collection is probable or reasonably assured.

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

Investments

Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. While it is our intent to hold debt securities to maturity, our investments in U.S. government obligations and marketable equity and debt securities that have readily determinable fair values are classified as available-for-sale, as the sale of

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

such securities may be required prior to maturity to implement management strategies. Therefore, such securities are carried at fair value with unrealized gains or losses related to these securities included in accumulated other comprehensive income (loss). The fair value of marketable securities is based upon inputs including quoted prices for identical or similar assets. Realized gains and losses are included in other income (expense), net on the consolidated statements of income and comprehensive income. The cost of investments sold is based on the specific identification method. Losses resulting from other than temporary declines in fair value are charged to operations. Investments with remaining maturities over one year are classified as long-term investments.

Our investments in equity securities of companies over which we do not have significant influence are accounted for under the cost method. The investment is originally recorded at cost and adjusted for additional contributions or distributions. Management periodically reviews cost-method investments for instances where fair value is less than the carrying amount and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the carrying amount of the security is written down to fair value and the resulting loss is charged to operations. We currently do not have investments in which we own 20% to 50% and exercise significant influence over operating and financial policies, therefore we do not account for any investment under the equity method.

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

A significant portion of our revenues are derived from the sales of products and services to the consumer credit and banking industries.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Data processing equipment and software	3 years
Office furniture and equipment	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or lease term

The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $14.6 million, $16.5 million and $20.0 million during fiscal 2012, 2011 and 2010, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

Internal-use Software

Costs incurred to develop internal-use software during the application development stage are capitalized and reported at cost. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs are amortized using the straight-line method over two to three years. Software development costs required to be capitalized for internal-use software have not been material to date.

Capitalized Software and Research and Development Costs

Software development costs relating to products to be sold in the normal course of business are expensed as incurred as research and development costs until technological feasibility is established. Technological feasibility for our products occurs approximately concurrently with the general release of our products; accordingly, we have not capitalized any development or production costs. Costs we incur to maintain and support our existing products after the general release of the product are expensed in the period they are incurred and included in research and development costs in our statements of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations (see Note 7). We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors.

Finite-lived intangible assets are tested for impairment if impairment indicators arise. We amortize our finite-lived intangible assets which result from our acquisitions using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 to 6 years
Customer contracts and relationships	5 to 15 years
Trade names	1 to 5 years

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

Years Ended September 30, 2012, 2011 and 2010

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

Consulting Services

We provide consulting, training, model development and software integration services under both hourly-based time and materials and fixed-priced contracts. When consulting services qualify for separate accounting, revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we use a proportionate performance model with hours as the input method of attribution to determine progress towards completion, with consideration also given to output measures, such as contract milestones, when applicable. In such instances, management is required to estimate the total estimated hours of the project. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we defer the associated revenue until the contract is completed. We have not experienced significant variances between our estimates and actual hours in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we are unable to accurately estimate the input measures, revenue would be deferred until the contract is complete, and this could have a material impact on our consolidated results of operations.

Hosting Services

We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP transactions when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of the Company’s fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the customer life of the customer arrangement. ASP transactional fees are recorded monthly as earned.

Multiple-Deliverable Arrangements including Non-Software

When we enter into a multiple-deliverable arrangement that includes non-software, each deliverable is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle. We analyze selling prices used in our allocation of arrangement consideration on an annual basis, or more frequently if necessary. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

Business Combinations

Accounting for our acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income and comprehensive income.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and contingent consideration, where applicable. If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: (i) future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; (ii) expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and; (iii) the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

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

Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our balance sheet. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statement of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the technical merits of the tax position indicate it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions and they are evaluated on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

A description of our accounting policies associated with tax-related contingencies and valuation allowances assumed as part of a business combination is provided under “Business Combinations” above.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

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

At the end of the reporting period, foreign currency denominated assets and liabilities are remeasured into the functional currency of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in other income (expense), net in the accompanying consolidated statements of income and comprehensive income. We recorded transactional foreign currency exchange losses of $1.5 million, $1.0 million and $1.2 million during fiscal 2012, 2011 and 2010, respectively.

Derivative Financial Instruments

From time to time, we utilize forward contract instruments to manage market risks associated with fluctuations in certain foreign currency exchange rates as they relate to specific balances of accounts receivable and cash denominated in foreign currencies. It is our policy to use derivative financial instruments to protect against market risks arising in the normal course of business. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase our underlying exposure. All of our forward foreign currency contracts have maturity periods of less than three months. Gains or losses from forward foreign currency contracts are included in other income (expense), net.

Share-Based Compensation

We account for share-based compensation using the fair value recognition provisions as required in the accounting literature. We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. We estimate the expected term of options granted based on historical exercise patterns. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, net income and earnings per share. See Note 14 for further discussion of our share-based employee benefit plans.

Impairment of Long-Lived Assets

We assess potential impairment to long-lived assets and certain identifiable intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived assets were not impaired at September 30, 2012, 2011 and 2010.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $1.8 million, $1.0 million and $3.0 million in fiscal 2012, 2011 and 2010, respectively.

New Accounting Pronouncements Recently Issued or Adopted

On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our consolidated financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This update amends the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, ASU 2011-08 does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2012. We do not believe that adoption of ASU 2011-08 will have a significant impact on our consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

On June 16, 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05) and on December 23, 2011 the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These updates amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders’ equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning October 1, 2012. Retrospective adoption is required and early adoption is permitted. We elected to early adopt ASU 2011-05 under the one-statement approach, which did not have a significant impact on our consolidated financial statements.

On December 16, 2011 the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” (ASU 2011-11). ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, which means that it will be effective for our fiscal year beginning October 1, 2013. Retrospective adoption is required. We do not believe that adoption of ASU 2011-11 will have a significant impact on our consolidated financial statements.

2. Acquisitions

Adeptra

On September 7, 2012, we acquired 100% of the common stock of Adeptra. The primary objective of the acquisition is to accelerate success in the fast-growing mobile economy by integrating our decision management solution and Adeptra’s customer engagement and risk intervention platform.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

The following table summarizes the consideration paid for Adeptra and the amounts for assets acquired and liabilities assumed, recognized based on their estimated fair values at the acquisition date:

(In thousands)
Consideration
Cash	$113,027

Acquisition-related costs (included in the company’s consolidated statement of income for the year ended September 30, 2012 as a component of restructuring and acquisition-related expense)	$984

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$7,648
Accounts receivable, net	8,939
Prepaid expenses and other current assets	1,380
Property and equipment, net	1,428
Intangible assets
Completed technology	24,200
Customer relationships	11,990
Trade Names	510
Other assets	100
Accounts payable	(4,350)
Accrued compensation and employee benefits	(2,093)
Other accrued liabilities	(3,128)
Deferred revenue	(357)
Deferred income taxes	(18)
Short-term loan	(5,466)

Total identifiable net assets	40,783

Goodwill	72,244

Total	$113,027

The acquired identifiable intangible assets have a weighted average useful life of approximately 6.6 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, five years, customer relationships, ten years, and trade names, one year. The goodwill of $72.2 million arising from the acquisition consists largely of the revenue synergies related to up-sell and cross-sell opportunities driven by the complementary nature of our solutions, expansion of our offerings across vertical markets, and the ability to drive Adeptra solutions through a larger sales team with global reach. The goodwill was allocated to our Applications segment and is not deductible for tax purposes. Our results of operations for fiscal 2012 included the operating results of Adeptra since the date of acquisition, the amounts of which were not material to the Company’s results of operations for the periods presented.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

The following pro forma combined revenues for the years ended September 2012 and 2011, give effect to the acquisition as if it had been completed on October 1, 2010. These pro forma revenues do not reflect any operating efficiencies or revenue enhancements that may be achieved by the combined companies; are presented for informational purposes only; are not necessarily indicative of what the actual revenues would have been had the acquisition taken place as of that date; nor are they indicative of future consolidated results of operations.

	Years Ended September 30,
	2012	2011
	(In thousands)
Revenues	$719,980	$655,897

The pro forma earnings impact of this acquisition was not deemed material to the Company’s results of operations for the periods presented.

Entiera

On May 7, 2012, we acquired 100% of the common stock of Entiera, an innovative provider of customer dialogue management solutions. The acquisition of Entiera was consummated principally to productize our analytics and strategic decision management solutions through an interactive marketing automation platform with the objective of accelerating our growth in marketing solutions across multiple industries.

The following table summarizes the consideration paid for Entiera and the amounts for assets acquired and liabilities assumed, recognized based on their estimated fair values at the acquisition date:

(In thousands)
Consideration
Cash	$18,390

Acquisition-related costs (included in the company’s consolidated statement of income for the year ended September 30, 2012 as a component of restructuring and acquisition-related expense)	$163

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$138
Accounts receivable, net	546
Prepaid expenses and other current assets	153
Deferred income taxes	1,024
Property and equipment, net	100
Intangible assets
Completed technology	2,200
Customer relationships	300
Other assets	24
Accounts payable	(725)
Other accrued liabilities	(152)
Deferred revenue	(254)

Total identifiable net assets	3,354

Goodwill	15,036

Total	$18,390

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

The acquired identifiable intangible assets have a weighted average useful life of approximately 4.1 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, four years and customer relationships, five years. The goodwill of $15.0 million arising from the acquisition consists largely of the synergies created by leveraging Entiera’s SaaS-delivered solution in conjunction with our marketing solutions. The goodwill was allocated to our Applications segment and is not deductible for tax purposes. Entiera has been included in our operating results since the acquisition date. The pro forma impact of this acquisition was not deemed material to the Company’s results of operations for the periods presented.

3. Cash, Cash Equivalents and Marketable Securities Available for Sale

The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2012 and 2011:

	2012				2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$70,965	$—	$—	$70,965	$68,248	$—	$—	$68,248
Money market funds	397	—	—	397	20,333	—	—	20,333
Non U.S. money market funds	247	—	—	247	42,171	—	—	42,171
U.S. commercial paper	—	—	—	—	5,000	—	—	5,000

Total	$71,609	$—	$—	$71,609	$135,752	$—	$—	$135,752

Short-term Marketable Securities:
U.S. government obligations	$20,001	$—	$(1)	$20,000	$90,291	$14	$(1)	$90,304
U.S. corporate debt	2,007	1	—	2,008	1,531	—	(2)	1,529
U.S. commercial paper	—	—	—	—	13,997	—	(4)	13,993

Total	$22,008	$1	$(1)	$22,008	$105,819	$14	$(7)	$105,826

Long-term Marketable Securities:
Marketable equity securities	$5,016	$401	$—	$5,417	$4,649	$—	$(479)	$4,170

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and 2011:

	2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of Securities:
U.S. government obligations	$15,000	$(1)	$—	$—	$15,000	$(1)

	2011
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of Securities:
U.S. commercial paper	$18,993	$(4)	$—	$—	$18,993	$(4)
U.S. government obligations	2,008	(1)	—	—	2,008	(1)
U.S. corporate debt	1,528	(2)	—	—	1,528	(2)

Total	$22,529	$(7)	$—	$—	$22,529	$(7)

4. Fair Value Measurements

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2012 and 2011, respectively:

September 30, 2012	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2012
		(In thousands)
Assets:
Cash equivalents (1)	$644	$—	$644
U.S. corporate debt (2)	—	2,008	2,008
U.S. government obligations (2)	—	20,000	20,000
Marketable securities (3)	5,417	—	5,417

Total	$6,061	$22,008	$28,069

September 30, 2011	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2011
		(In thousands)
Assets:
Cash equivalents (1)	$67,504	$—	$67,504
U.S. corporate debt (2)	—	1,529	1,529
U.S. commercial paper (2)	—	13,993	13,993
U.S. government obligations (2)	—	44,092	44,092
U.S. municipal obligations (2)	—	46,212	46,212
Marketable securities (3)	4,170	—	4,170

Total	$71,674	$105,826	$177,500

(1)	Included in cash and cash equivalents on our balance sheet at September 30, 2012 and 2011. Not included in this table are cash deposits of $71.0 million and $68.2 million at September 30, 2012 and 2011, respectively.
(2)	Included in current marketable securities on our balance sheet at September 30, 2012 and 2011.
(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at September 30, 2012 and 2011.

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

For the fair value of our derivative instruments, see Note 5 to the financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

5. Derivative Financial Instruments

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

The following table summarizes the fair value of our derivative instruments and their location in the consolidated balance sheet as of September 30, 2012 and 2011:

September 30, 2012
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

September 30, 2011
(In thousands)	Assets		Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$—

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2012 and 2011:

	September 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	—

Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	—

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

	September 30, 2011
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 8,000	$7,663	$—
Euro (EUR)	EUR 4,830	$6,524	—

Buy foreign currency:
British pound (GBP)	GBP 3,911	$6,100	—

The forward foreign currency contracts were all entered into on September 30, 2012 and 2011; therefore, their fair value was $0.

Gains on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net. These amounts are shown for the years ended September 30, 2012, 2011 and 2010:

	Year Ended September 30,
	2012	2011	2010
	(in thousands)
Foreign currency forward contracts	$453	$—	$319

6. Receivables

Receivables at September 30, 2012 and 2011 consisted of the following:

	September 30,
	2012	2011
	(In thousands)
Billed	$113,514	$80,858
Unbilled (1)	32,487	27,830

	146,001	108,688
Less: allowance for doubtful accounts	(3,406)	(3,714)

Receivables, net	$142,595	$104,974

(1)	Unbilled receivables represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

Activity in the allowance for doubtful accounts was as follows:

	Years Ended September 30,
	2012	2011
	(in thousands)
Balance, beginning of period	$3,714	$5,981
Less: reversal of expense	(122)	(583)
Less: write-offs (net of recoveries)	(186)	(1,684)

Balance, end of period	$3,406	$3,714

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

7. Goodwill and Intangible Assets

Goodwill and intangible assets are tested for impairment at least annually or more frequently if impairment indicators arise. Our intangible assets have definite lives and are being amortized using the straight-line method over their estimated useful lives.

We have determined that our reporting units are the same as our reportable segments (see Note 17). We performed our annual goodwill impairment test and determined that goodwill was not impaired as of September 30, 2012 and 2011.

Intangible assets that are subject to amortization consisted of the following at September 30, 2012 and 2011:

	2012				2011
	(In thousands, except average life)
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
Completed technology	$92,437	$(66,950)	$25,487	5	$66,037	$(65,618)	$419	4
Customer contracts and relationships	73,046	(47,224)	25,822	12	60,756	(41,792)	18,964	12
Trade names	9,801	(9,290)	511	3	9,291	(9,110)	181	5

	$175,284	$(123,464)	51,820	11	$136,084	$(116,520)	19,564	11

Foreign currency translation adjustments			479				(66)

Intangible assets, net			$52,299				$19,498

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income and comprehensive income, consisted of the following during fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Cost of revenues	$1,332	$2,274	$5,415
Selling, general and administrative expenses	5,612	5,467	5,486

Total	$6,944	$7,741	$10,901

In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2012, was as follows (in thousands):

Fiscal year
2013	$11,379
2014	9,136
2015	9,136
2016	8,906
2017	7,769
Thereafter	5,973

Total	$52,299

The following table summarizes changes to goodwill during fiscal 2012 and 2011, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2010	$452,248	$146,648	$67,057	$665,953
Foreign currency translation adjustment	(1,043)	—	(222)	(1,265)

Balance at September 30, 2011	$451,205	$146,648	$66,835	$664,688
Addition from acquisition	87,280	—	—	87,280
Foreign currency translation adjustment	4,458	—	1,078	5,536

Balance at September 30, 2012	$542,943	$146,648	$67,913	$757,504

8. Composition of Certain Financial Statement Captions

	2012	2011
	(In thousands)
Property and equipment:
Data processing equipment and software	$161,215	$155,326
Office furniture and equipment	6,963	9,232
Leasehold improvements	21,341	19,268
Less: accumulated depreciation and amortization	(148,439)	(150,809)

Total	$41,080	$33,017

Other accrued liabilities:
Interest payable	$9,747	$9,950
Income taxes payable	11,754	15,588
Other	22,144	21,493

Total	$43,645	$47,031

9. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of September 30, 2012, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

10. Senior Notes

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

We are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which required annual principal payments of $8.0 million starting on May 7, 2011 and ending on May 7, 2015. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of September 30, 2012, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities.

The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2012 and 2011:

	September 30, 2012			September 30, 2011
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$259,000	$259,000	$275,201	$267,000	$267,000	$305,874
July 2010 $245 million Senior Notes	$245,000	$245,000	$243,866	$245,000	$245,000	$266,620

We determined fair value based on quoted market prices and interest rate spreads of similar securities.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

Future principal payments for the Senior Notes are as follows (in thousands):

Fiscal Year
2013	$49,000
2014	8,000
2015	71,000
2016	60,000
2017	72,000
Thereafter	244,000

Total	$504,000

11. Employee Benefit Plans

Defined Contribution Plans

We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $5.5 million, $5.1 million and $5.4 million during fiscal 2012, 2011 and 2010, respectively.

Employee Incentive Plans

We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $17.4 million, $10.1 million and $5.4 million during fiscal 2012, 2011 and 2010, respectively.

12. Restructuring Expenses

During fiscal 2012, we incurred $4.0 million in severance charges due to the elimination of 85 positions mainly within the product and technology organization of the Company. Cash payments for substantially all the severance costs will be paid by the end of our first quarter of fiscal 2013.

During fiscal 2011, we incurred charges totaling $12.4 million as a result of $8.2 million in severance charges due to the elimination of 177 positions throughout the company, and $4.2 million in facilities charges associated with vacating excess leased space primarily in Minnesota and Georgia. Cash payments for substantially all the severance costs were paid during fiscal 2011.

During fiscal 2010, we incurred charges totaling $1.6 million as a result of $0.9 million in facilities charges from adjusting two lease exit accruals due to a reduction in estimated sublease income and $0.7 million in severance charges due to the elimination of 35 positions in the U.S., U.K. and India. Cash payments for the severance costs were paid during fiscal 2011.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

The following table summarizes our restructuring accruals associated with the above actions. The current portion and non-current portion was recorded in other accrued current liabilities and other liabilities, respectively, within the accompanying consolidated balance sheets.

	Accrual at September 30, 2009	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2010
	(In thousands)
Facilities charges	$3,771	$875	$(1,810)	$—	$2,836
Employee separation	—	742	—	—	742

	3,771	$1,617	$(1,810)	$—	3,578

Less: current portion	(1,361)				(1,474)

Non-current	$2,410				$2,104

	Accrual at September 30, 2010	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2011
	(In thousands)
Facilities charges	$2,836	$4,226	$(1,700)	$—	$5,362
Employee separation	742	8,165	(7,873)	—	1,034

	3,578	$12,391	$(9,573)	$—	6,396

Less: current portion	(1,474)				(3,062)

Non-current	$2,104				$3,334

	Accrual at September 30, 2011	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2012
	(In thousands)
Facilities charges	$5,362	$—	$(2,029)	$—	$3,333
Employee separation	1,034	3,978	(2,541)	—	2,471

	6,396	$3,978	$(4,570)	$—	5,804

Less: current portion	(3,062)				(4,944)

Non-current	$3,334				$860

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

13. Income Taxes

The provision for income taxes was as follows during fiscal 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Current:
Federal	$42,502	$22,019	$10,190
State	4,899	2,873	4,406
Foreign	3,959	(251)	6,490

	51,360	24,641	21,086

Deferred:
Federal	(6,843)	59	7,761
State	(925)	(112)	(644)
Foreign	647	1,305	(356)

	(7,121)	1,252	6,761

Total provision	$44,239	$25,893	$27,847

The foreign provision was based on foreign pretax earnings of $26.9 million, $20.6 million and $25.3 million in fiscal 2012, 2011, and 2010, respectively. Current foreign tax expense related to foreign tax withholdings was $6.3 million, $5.4 million and $2.3 million in fiscal year 2012, 2011, and 2010, respectively. Foreign withholding tax and related foreign tax credits are included in federal current tax expense above.

Deferred tax assets and liabilities at September 30, 2012 and 2011 were as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$22,120	$9,373
Research credit carryforward	2,310	1,388
Capital loss carryforward	91	21
Investments	1,141	1,235
Accrued compensation	1,297	1,586
Share-based compensation	20,109	24,489
Deferred revenue	3,577	1,042
Accrued lease costs	1,774	2,526
Property and equipment	3,629	4,239
Other	14,183	5,988

	70,231	51,887
Less valuation allowance	(5,425)	(3,422)

	64,806	48,465

Deferred tax liabilities:
Intangible assets	(31,364)	(20,541)
Prepaid expense	(3,405)	(3,942)
Other	(1,019)	(1,040)

	(35,788)	(25,523)

Deferred tax assets, net	$29,018	$22,942

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax asset, net of the existing valuation allowance at September 30, 2012.

For fiscal 2012, the increase in the valuation allowance was due to the acquisition of Adeptra and additional fiscal 2012 China net operating loss (NOL). The remaining valuation allowance is associated with operations where the Company has a NOL carryforward where realization remains uncertain.

During fiscal 2012, the change in NOL was due to utilization of federal NOL, acquisition of Adeptra and Entiera and additional fiscal 2012 China NOL. The increase in the research credit carryforward was due to less than expected utilization on the fiscal 2011 tax return. We acquired the following U.S. federal, UK foreign, and state NOL in connection with our acquisitions of Braun in fiscal 2005, and Adeptra and Entiera, in fiscal 2012. As of September 30, 2012, we had available U.S. federal, state and foreign NOL carryforwards of approximately $32.7 million, $7.5 million, and $43.3 million, respectively. We also have available excess California state research credit of approximately $2.3 million. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2024, if not utilized. The state NOL carryforward will begin to expire at various dates beginning in fiscal 2021, if not utilized. The UK NOL carryforward does not have an expiration date. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions.

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Income tax provision at U.S. federal statutory rate	$47,685	$34,117	$32,306
State income taxes, net of U.S. federal benefit	3,663	2,770	2,452
Foreign taxes	(3,616)	(9,867)	(4,721)
Intercompany dividend	2,692	3,822	—
Research credits	(375)	(2,559)	(353)
Domestic production deduction	(3,054)	(2,494)	(1,204)
Tax audit settlements	(1,203)	1,524	308
Other	(1,553)	(1,420)	(941)

Recorded income tax provision	$44,239	$25,893	$27,847

The 2012 effective tax rate was negatively impacted by the expiration of the U.S. Federal Research and Development credit and a one-time tax impact of a legal entity restructuring charge. The fiscal 2011 effective rate was positively impacted by a $1.1 million benefit recorded in recognition of the 2010 extension of the U.S. Federal Research and Development credit and a manufacturing deduction rate increase. In addition, there was a one-time Foreign Tax Credit benefit (“FTC”) related to an intercompany dividend.

In 2012, the foreign taxes consist of tax rate differentials, local country permanent items, and prior years’ true ups. In 2011, the nature of the items that make up foreign taxes consist of tax rate differentials, local country permanent items, recognition of a deferred tax asset associated with the end of a local country tax holiday, and a one-time FTC benefit related to an intercompany dividend.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $47.0 million of the excess of the amount for financial

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(in thousands)
Gross unrecognized tax benefits upon adoption on October 1	$9,539	$12,286	$18,587
Gross increases for tax positions in prior periods	64	547	—
Gross decreases for tax positions in prior periods	(2,035)	—	(7,025)
Gross increases based on tax positions related to the current year	681	1,000	724
Decreases for settlements and payments	(748)	(4,294)	—

Gross unrecognized tax benefits at September 30	$7,501	$9,539	$12,286

We had $7.5 million of total unrecognized tax benefits as of September 30, 2012. Included in the $7.5 million of total gross unrecognized tax benefits as of September 30, 2012 was $5.9 million of tax benefits that, if recognized, would impact the effective tax rate. The Company expects that approximately $3.1 million of unrecognized tax benefits will settle over the next 12 months.

We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2012, we have accrued interest of $0.7 million related to the unrecognized tax benefits.

14. Stock-Based Employee Benefit Plans

Description of Stock Option and Share Plans

We maintained the 1992 Long-term Incentive Plan (the “1992 Plan”) under which we could grant stock options, stock appreciation rights, restricted stock, restricted stock units and common stock to officers, key employees and non-employee directors. The 1992 Plan expired by its terms on February 4, 2012.

In November 2003, our Board of Directors approved the adoption of the 2003 Employment Inducement Award Plan (the “2003 Plan”). The 2003 Plan reserved 2,250,000 shares of common stock solely for the granting of inducement stock options and other awards, as defined, that met the “employment inducement award” exception to the New York Stock Exchange’s listing standards requiring shareholder approval of equity-based

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

inducement incentive plans. Except for the employment inducement award criteria, awards under the 2003 Plan were generally consistent with those made under our 1992 Plan. The Compensation Committee terminated the 2003 Plan, effective February 7, 2012.

On February 7, 2012 our shareholders approved the adoption of the 2012 Long-Term Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the issuance of 6,000,000 shares of our common stock. Unused shares under the 1992 Plan and the 2003 Plan will not be available for grants under the 2012 Plan. Under the terms of the 2012 Plan, the pool of shares available for issuance may be used for all types of equity awards available under the 2012 Plan, which include stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors will be eligible to receive awards under the 2012 Plan. As of September 30, 2012, 4,242,714 shares remained available for grants under this plan. The 2012 Plan will terminate on the tenth anniversary of its adoption by our Board of Directors. Stock option awards granted typically have a maximum term of seven years and vest ratably over four years. Stock option awards granted prior to October 1, 2005 under the 1992 Plan typically had a maximum term of ten years and vested ratably over four years.

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

At September 30, 2012, 2,707,966 shares remained available for issuance.

Share-Based Compensation Expense

We recorded share-based compensation expense of $21.2 million, $15.5 million and $17.3 million in fiscal years 2012, 2011 and 2010, respectively. The total tax benefit related to this share-based compensation expense was $7.8 million, $5.8 million and $6.6 million in fiscal 2012, 2011 and 2010, respectively. As of September 30, 2012, there was $47.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.01 years.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2012, 2011 and 2010:

	2012	2011	2010
Stock Options:
Average expected term (years)	4.31	4.27	4.22
Expected volatility (range)	38-41%	39-41%	35-42%
Weighted average volatility	40%	40%	41%
Risk-free interest rate (range)	0.5-1.5%	0.6-2.1%	0.2-3.1%
Average expected dividend yield	0.3%	0.3%	0.4%
Expected dividend yield (range)	0.2-0.3%	0.3%	0.4-0.5%

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

The fair value of restricted stock units granted is the fair value of our common stock on the date of grant adjusted for the expected dividend yield. We amortize the fair value on a straight-line basis over the vesting period.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

Stock-Based Activity

The following table summarizes option activity during fiscal 2012:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2011	5,812	$29.94
Granted	978	38.45
Exercised	(2,553)	28.25
Forfeited	(121)	25.02
Expired	(82)	39.75

Outstanding at September 30, 2012	4,034	$33.01	3.84	$45,828

Options exercisable at September 30, 2012	1,994	$36.30	1.95	$16,341

Vested and expected to vest at September 30, 2012	3,590	$33.43	3.66	$39,347

The weighted average fair value of options granted were $12.32, $8.02 and $7.58 during fiscal 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options outstanding at September 30, 2012 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 3.8 million shares that had exercise prices lower than the $44.26 market price of our common stock at September 30, 2012. The total intrinsic value of options exercised was $31.2 million, $4.4 million and $2.7 million during fiscal 2012, 2011 and 2010, respectively, determined as of the date of exercise.

The following table summarizes restricted stock unit activity during fiscal 2012:

	Shares	Weighted- average Price
	(In thousands)
Outstanding at October 1, 2011	1,105	$23.14
Granted	1,207	38.30
Released	(408)	23.01
Forfeited	(172)	27.37

Outstanding at September 30, 2012	1,732	33.31

The weighted average fair value of restricted stock units granted were $37.80, $24.38 and $22.05 during fiscal 2012, 2011 and 2010, respectively. The total intrinsic value of restricted stock units that vested was $15.5 million, $9.7 million and $7.7 million during fiscal 2012, 2011 and 2010, respectively, determined as of the date of vesting.

In fiscal 2012 we received $70.8 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $12.4 million.

Due primarily to our ongoing program of repurchasing shares on the open market, we had approximately 54.0 million treasury shares at September 30, 2012. We satisfy stock option exercises, Purchase Plan issuances and vesting of restricted stock units from this pool of treasury shares.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

15. Earnings Per Share

The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$92,004	$71,562	$64,457

Denominator — share:
Basic weighted-average shares	34,909	39,359	44,903
Effect of dilutive securities	1,154	629	405

Diluted weighted-average shares	36,063	39,988	45,308

Earnings per share:
Basic	$2.64	$1.82	$1.44

Diluted	$2.55	$1.79	$1.42

The computation of diluted EPS excludes options to purchase approximately 1,420,000, 3,598,000, and 4,939,000 shares of common stock for fiscal 2012, 2011 and 2010, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.

16. Related Party Transactions

We have a $10 million investment in convertible preferred stock in a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenue was immaterial for the years ended September 30, 2012, 2011 and 2010. The accounts receivable balance from this company was not significant as of September 30, 2012 and 2011.

17. Segment Information

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

Our Chief Executive Officer evaluates segment financial performance based on segment revenues and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel and depreciation. Indirect costs are allocated to the segments generally

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate share-based compensation expense, restructuring and acquisition-related expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation amounts are allocated to the segments from their internal cost centers as described above.

The following tables summarize segment information for fiscal 2012, 2011 and 2010:

	2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$263,726	$172,218	$30,231	$—	$466,175
Professional services	104,637	2,382	17,952	—	124,971
License	56,241	1,023	28,013	—	85,277

Total segment revenues	424,604	175,623	76,196	—	676,423
Segment operating expense	(291,778)	(52,687)	(58,597)	(71,705)	(474,767)

Segment operating income	$132,826	$122,936	$17,599	$(71,705)	201,656

Unallocated share-based compensation expense					(21,229)
Unallocated amortization expense					(6,944)
Unallocated restructuring and acquisition-related					(5,125)

Operating income					168,358
Unallocated interest income					317
Unallocated interest expense					(31,734)
Unallocated other expense, net					(698)

Income before income taxes					$136,243

Depreciation expense	$11,321	$724	$1,258	$1,302	$14,605

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

	2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$258,736	$164,918	$29,776	$—	$453,430
Professional services	100,921	2,102	12,918	—	115,941
License	23,371	1,547	25,394	—	50,312

Total segment revenues	383,028	168,567	68,088	—	619,683
Segment operating expense	(276,467)	(55,169)	(54,398)	(70,680)	(456,714)

Segment operating income	$106,561	$113,398	$13,690	$(70,680)	162,969

Unallocated share-based compensation expense					(15,500)
Unallocated amortization expense					(7,741)
Unallocated restructuring expense					(12,391)

Operating income					127,337
Unallocated interest income					2,192
Unallocated interest expense					(32,364)
Unallocated other income, net					290

Income before income taxes					$97,455

Depreciation expense	$12,784	$1,007	$1,667	$998	$16,456

	2010
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$257,275	$170,141	$28,071		$455,487
Professional services	86,097	2,042	14,739		102,878
License	23,886	156	23,236		47,278

Total segment revenues	367,258	172,339	66,046	—	605,643
Segment operating expense	(273,983)	(61,688)	(57,634)	(69,166)	(462,471)

Segment operating income	$93,275	$110,651	$8,412	$(69,166)	143,172

Unallocated share-based compensation expense					(17,305)
Unallocated amortization expense					(10,901)
Unallocated restructuring expense					(1,617)

Operating income					113,349
Unallocated interest income					1,688
Unallocated interest expense					(24,124)
Unallocated other income, net					1,391

Income before income taxes					$92,304

Depreciation expense	$14,998	$1,339	$2,147	$1,533	$20,017

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2012, 2011 and 2010, the majority of which were derived from the sale of products and services within the banking (including consumer credit) industry:

	2012		2011		2010
	(Dollars in thousands)
Applications	$424,604	63%	$383,028	62%	$367,258	61%
Scores	175,623	26%	168,567	27%	172,339	28%
Tools	76,196	11%	68,088	11%	66,046	11%

Total	$676,423	100%	$619,683	100%	$605,643	100%

Within our Applications segment our fraud solutions accounted for 25%, 23% and 20% of total revenues in each of fiscal 2012, 2011 and 2010, respectively, our customer management solutions accounted for 13%, 13% and 14% of total revenues, in each of these periods, respectively, and our marketing solutions accounted for 9%, 10% and 11% for each of these periods, respectively.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2012, 2011 and 2010. No individual country outside of the United States accounted for 10% or more of revenue in any of these years.

	2012		2011		2010
	(Dollars in thousands)
United States	$410,178	61%	$389,676	63%	$396,036	65%
International	266,245	39%	230,007	37%	209,607	35%

Total	$676,423	100%	$619,683	100%	$605,643	100%

During fiscal 2012, 2011 and 2010, no individual customer accounted for 10% or more of our total revenues; however, we derive a substantial portion of revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 18%, 18% and 20% of our total revenues in fiscal 2012, 2011 and 2010, respectively. At September 30, 2012 and 2011, no individual customer accounted for 10% or more of total consolidated receivables.

Our property and equipment, net, on a geographical basis are summarized below at September 30, 2012 and 2011. At September 30, 2012 and 2011, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	2012		2011
	(Dollars in thousands)
United States	$35,571	87%	$29,899	91%
International	5,509	13%	3,118	9%

Total	$41,080	100%	$33,017	100%

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

18. Commitments

Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2012:

Fiscal Year	Future Minimum Lease Commitments	Other Commitments
	(In thousands)
2013	$25,180	$4,400
2014	22,537	2,600
2015	17,808	—
2016	14,714	—
2017	11,762	—
Thereafter	26,150	—

Total	$118,151	$7,000

Lease Commitments

The above amounts have contractual sublease commitments totaling $1.5 million and $1.0 million in fiscal 2013 and 2014, respectively. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $21.3 million, $21.1 million and $22.6 million during fiscal 2012, 2011 and 2010, respectively.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

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

21. Supplementary Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2012. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(In thousands, except per share data)
Revenues	$186,075	$160,478	$159,521	$170,349
Cost of revenues (2)	55,327	47,832	48,814	45,974

Gross profit	130,748	112,646	110,707	124,375

Net income (3)	$21,246	$20,749	$20,012	$29,997

Earnings per share (1):
Basic	$0.62	$0.61	$0.57	$0.83

Diluted	$0.60	$0.59	$0.55	$0.81

Shares used in computing earnings per share:
Basic	34,262	34,004	35,331	36,034
Diluted	35,513	35,293	36,552	36,887

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2012, 2011 and 2010

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	(In thousands, except per share data)
Revenues	$160,249	$150,679	$152,824	$155,931
Cost of revenues (2)	48,763	43,398	48,506	45,803

Gross profit	111,486	107,281	104,318	110,128

Net income (3)	$24,619	$23,189	$7,745	$16,009

Earnings per share (1):
Basic	$0.65	$0.59	$0.19	$0.40

Diluted	$0.64	$0.58	$0.19	$0.40

Shares used in computing earnings per share:
Basic	38,088	39,451	40,010	39,923
Diluted	38,687	40,241	40,618	40,439

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.
(2)	Cost of revenues excludes amortization expense of $0.5 million, $0.1 million, $0.1 million, $0.6 million, $0.5 million, $0.6 million, $0.6 million and $0.6 million for the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010, respectively.
(3)	Net income includes restructuring and acquisition-related expenses of $5.1 million, $11.5 million, $0.9 million and $1.6 million for the quarters ended September 30, 2012, March 31, 2011 and December 31, 2010, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures are effective to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.

No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2012, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2013.

Our current executive officers are as follows:

Name	Positions Held	Age
William J. Lansing	January 2012-present, Chief Executive Officer and member of the Board of Directors of the Company. February 2009-November 2010, Chief Executive Offer and President, Infospace, Inc. 2004-2007, Chief Executive Officer and President, ValueVision Media, Inc. 2001-2003, General Partner, General Atlantic LLC. 2000-2001, Chief Executive Officer, NBC Internet, Inc. 1998-2000, President/Chief Executive Officer, Fingerhut Companies, Inc. 1996-1998, Vice President, Corporate Business Development, General Electric Company. 1996, Executive Vice President, Chief Operating Office, Prodigy, Inc. 1986-1995, various positions, McKinsey & Company, Inc.	54

Michael J. Pung	November 2010-present, Executive Vice President and Chief Financial Officer of the Company. August 2004-November 2010, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	49

Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	45

Michael J. Gordon	October 2012-present, Executive Vice President of Sales, Services and Marketing of the Company. April 2009-October 2012, Vice President and Managing Director, Europe, Middle East, and Africa of the Company. February 2010-October 2012, Vice President, Global Lead for Banking of the Company. January 2008-April 2009, Vice President for Emerging/ Growth Industries & Tools of the Company. November 2005-January 2008, Vice President, Insurance Industry Lead of the Company. August 2005-November 2005, Vice President, Client Partner of the Company.	42

Name	Positions Held	Age

Andrew N. Jennings	February 2011-present, Senior Vice President, Chief Analytics Officer of the Company. October 2007-February 2011, Senior Vice President, Chief Research Officer of the Company. May 2007-September 2007, Vice President, Analytic Research and Development of the Company. May 2006-May 2007, Vice President, EDM Applications of the Company. 2001-2006, Vice President Global Account Management Solutions of the Company. 2000-2001, Senior Vice President International Sales of the Company. 1999-2000, Senior Vice President, International Operations of the Company. 1996-1999, Vice President European Operations of the Company. 1994-1996, Director, United Kingdom Operations of the Company.	57

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	47

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	43

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	47

Stuart C. Wells	April 2012-present, Executive Vice President, Chief Technology Officer of the Company. June 2012 to April 2012, Head of Global Professional Services and Support of the Company (Consultant). February 2009-June 2010, CEO, and Chairman of the Board, ScaleMP. January 2007-January 2009, Senior Vice President and President, Avaya, Inc. April 2005-December 2006, Executive Vice President, Utility Computing, Sun Microsystems.	56

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2013.

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

The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 12, 2013.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for 2012,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February  12, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 12, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements:

2. Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3. Exhibits:

Exhibit Number	Description

2.1	Equity Purchase Agreement, dated as of August 16, 2012, among Fair Isaac Software Holdings Limited, Adeptra Limited, the Executing Shareholders of Adeptra Limited, Shareholder Representative Services, LLC as Representative to the Executing Shareholders and Fair Isaac Corporation as Guarantor. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 17, 2012.)

3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 8, 2010.)

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010.)

4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights filed August 10, 2001.)

4.2	Amendment Number 1, dated May 21, 2009, to the Rights Agreement between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 26, 2009.)

4.3	Form of Rights Certificate. (Included in Exhibit 4.1.)

10.1	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 25, 2007).

Exhibit Number	Description

10.2	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2008.)

10.3	Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010.)

10.4	Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2009.)

10.5	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on December 9, 2008.)

10.6	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2009.)

10.7	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010.) (1)

10.8	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

10.9	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2008.) (1)

10.10	Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

10.11	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.) (1)

10.12	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.) (1)

10.13	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.) (1)

10.14	Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.15	Stock Option Agreement with A. George Battle entered into as of February 5, 2002. (Incorporated by reference to Exhibit 10.58 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)

Exhibit Number	Description

10.16*	Management Incentive Plan, Fiscal 2012. (1)

10.17	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.18	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on February 10, 2012.) (1)

10.19	Management Agreement entered into with Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.22	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007). (1)

10.23	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.24	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.26	Letter Agreement dated January 15, 2010 by and between the Company and Charles Ill. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 20, 2010.) (1)

10.27	Transition Agreement dated January 24, 2012 by and between the Company and Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.28*	Amended and Restated Transition Agreement dated September 11, 2012 by and between the Company and Dr. Mark N. Greene. (1)

10.29	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.30	Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.31	Letter Agreement dated February 6, 2012 by and between the Company and Deborah Kerr. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.32	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.33	Transition Agreement dated April 25, 2012 by and between the Company and Deborah Kerr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2012.) (1)

10.34	Transition Agreement dated April 25, 2012 by and between the Company and Charles L. Ill. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 25, 2012.) (1)

10.35	Amended and Restated Management Agreement dated April 25, 2012 between the Company and Charles L. Ill. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 25, 2012.) (1)

Exhibit Number	Description

10.36	Fair Isaac Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on January 4, 2012.) (1)

10.37	Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.38	Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.39	Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.40	Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.41	Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.42	Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.43	Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.44*	Relocation benefits agreed to be provided to Michael Pung during fiscal 2012.

10.45	Credit Agreement dated September 27, 2011 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 30, 2011.)

12.1*	Computations of ratios of earnings to fixed charges.

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer

DATE: November 16, 2012

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

/s/ WILLIAM J. LANSING William J. Lansing	Chief Executive Officer (Principal Executive Officer) and Director	November 16, 2012

/s/ MICHAEL J. PUNG Michael J. Pung	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 16, 2012

/s/ MICHAEL S. LEONARD Michael S. Leonard	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 16, 2012

/s/ A. GEORGE BATTLE A. George Battle	Director	November 16, 2012

/s/ NICHOLAS F. GRAZIANO Nicholas F. Graziano	Director	November 16, 2012

/s/JAMES D. KIRSNER James D. Kirsner	Director	November 16, 2012

/s/ RAHUL N. MERCHANT Rahul N. Merchant	Director	November 16, 2012

/s/ DAVID A. REY David A. Rey	Director	November 16, 2012

/s/DUANE E. WHITE Duane E. White	Director	November 16, 2012

EXHIBIT INDEX

To Fair Isaac Corporation

Report On Form 10-K For The Fiscal Year Ended September 30, 2012

Exhibit Number	Description

3.1	Equity Purchase Agreement, dated as of August 16, 2012, among Fair Isaac Software Holdings Limited, Adeptra Limited, the Executing Shareholders of Adeptra Limited, Shareholder Representative Services, LLC as Representative to the Executing Shareholders and Fair Isaac Corporation as Guarantor.	Incorporated by Reference

3.1	By-laws of the Company.	Incorporated by Reference

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

4.1	Rights Agreement dated as of August 8, 2001, between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights.	Incorporated by Reference

4.2	Amendment Number 1, dated May 21, 2009, to the Rights Agreement between Fair, Isaac and Company, Incorporated and Mellon Investor Services LLC.	Incorporated by Reference

4.3	Form of Rights Certificate. (Included in Exhibit 4.1.)	Incorporated by Reference

10.1	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007	Incorporated by Reference

10.2	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference

10.3	Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference

10.4	Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc.	Incorporated by Reference

10.5	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group.	Incorporated by Reference

10.6	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group.	Incorporated by Reference

10.7	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010.	Incorporated by Reference

Exhibit Number	Description

10.8	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference

10.9	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan.	Incorporated by Reference

10.10	Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference

10.11	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan.	Incorporated by Reference

10.12	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference

10.13	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

10.14	Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009.	Incorporated by Reference

10.15	Stock Option Agreement with A. George Battle entered into as of February 5, 2002.	Incorporated by Reference

10.16	Management Incentive Plan, Fiscal 2012.	Filed Electronically

10.17	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference

10.18	Form of Management Agreement entered into with each of the Company’s executive officers (except Dr. Mark N. Greene, Mark R. Scadina and Laurent F. Pacalin).	Incorporated by Reference

10.19	Management Agreement entered into with Dr. Mark N. Greene.	Incorporated by Reference

10.22	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene.	Incorporated by Reference

10.23	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene.	Incorporated by Reference

10.24	Offer Letter entered into on May 29, 2007 with Mark R. Scadina.	Incorporated by Reference

10.26	Letter Agreement dated January 15, 2010 by and between the Company and Charles Ill.	Incorporated by Reference

10.27	Transition Agreement dated January 24, 2012 by and between the Company and Dr. Mark N. Greene.	Incorporated by Reference

10.28	Amended and Restated Transition Agreement dated September 11, 2012 by and between the Company and Dr. Mark N. Greene.	Filed Electronically

10.29	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing.	Incorporated by Reference

10.30	Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung.	Incorporated by Reference

10.31	Letter Agreement dated February 6, 2012 by and between the Company and Deborah Kerr.	Incorporated by Reference

Exhibit Number	Description

10.32	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina.	Incorporated by Reference

10.33	Transition Agreement dated April 25, 2012 by and between the Company and Deborah Kerr.	Incorporated by Reference

10.34	Transition Agreement dated April 25, 2012 by and between the Company and Charles L. Ill.	Incorporated by Reference

10.35	Amended and Restated Management Agreement dated April 25, 2012 between the Company and Charles L. Ill.	Incorporated by Reference

10.36	Fair Isaac Corporation 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.37	Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.38	Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.39	Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.40	Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.41	Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.42	Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.43	Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.44	Relocation benefits agreed to be provided to Michael Pung during fiscal 2012.	Filed Electronically

10.45	Credit Agreement dated September 27, 2011 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association.	Incorporated by Reference

12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically

21.1	List of Company’s subsidiaries.	Filed Electronically

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

32.1	Section 1350 Certifications of CEO.	Filed Electronically

32.2	Section 1350 Certifications of CFO.	Filed Electronically

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.