Form 10-Q
period 2012-12-31
FAIR ISAAC CORP
filed 2013-01-30
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[NO FEE REQUIRED]

For the transition period from                    to

Commission File Number 1-11689

Fair Isaac Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-1499887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

181 Metro Drive, Suite 700
San Jose, California	95110-1346
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

408-535-1500

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

The number of shares of common stock outstanding on January 18, 2013 was 35,493,648 (excluding 53,363,135 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(Unaudited)
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$90,839	$71,609
Marketable securities available for sale, current portion	—	22,008
Accounts receivable, net	138,159	142,595
Prepaid expenses and other current assets	22,376	23,113

Total current assets	251,374	259,325
Marketable securities available for sale, less current portion	5,496	5,417
Other investments	11,033	11,083
Property and equipment, net	45,788	41,080
Goodwill	769,959	757,504
Intangible assets, net	65,304	52,299
Deferred income taxes	18,158	22,856
Other assets	9,002	9,047

Total assets	$1,176,114	$1,158,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,509	$18,958
Accrued compensation and employee benefits	30,170	50,043
Other accrued liabilities	40,869	43,645
Deferred revenue	47,455	47,959
Current maturities on long-term debt	49,000	49,000

Total current liabilities	189,003	209,605
Senior notes	455,000	455,000
Other liabilities	23,383	19,600

Total liabilities	667,386	684,205

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 35,478 and 34,839 shares outstanding at December 31, 2012 and September 30, 2012, respectively)	355	348
Paid-in-capital	1,096,278	1,103,611
Treasury stock, at cost (53,379 and 54,018 shares at December 31, 2012 and September 30, 2012, respectively)	(1,698,250)	(1,718,570)
Retained earnings	1,127,544	1,104,825
Accumulated other comprehensive loss	(17,199)	(15,808)

Total stockholders’ equity	508,728	474,406

Total liabilities and stockholders’ equity	$1,176,114	$1,158,611

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended December 31,
	2012	2011
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$129,898	$114,183
Professional services	32,337	28,693
License	27,785	27,473

Total revenues	190,020	170,349
Operating expenses:
Cost of revenues (1)	56,148	45,974
Research and development	14,552	13,049
Selling, general and administrative (1)	69,665	57,324
Amortization of intangible assets (1)	3,372	1,930
Restructuring and acquisition-related	3,289	—

Total operating expenses	147,026	118,277

Operating income	42,994	52,072
Interest income	21	88
Interest expense	(7,880)	(7,987)
Other expense, net	(92)	(548)

Income before income taxes	35,043	43,625
Provision for income taxes	11,622	13,628

Net income	23,421	29,997

Other comprehensive income:
Unrealized losses on investments	—	(15)
Translation adjustments	(1,391)	(2,684)

Comprehensive income	$22,030	$27,298

Earnings per share:
Basic	$0.67	$0.83

Diluted	$0.65	$0.81

Shares used in computing earnings per share:
Basic	35,043	36,034

Diluted	36,151	36,887

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Accumulated Other	Total
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders’ Equity
	(In thousands, except per share data)
Balance at September 30, 2012	34,839	$348	$1,103,611	$ (1,718,570)	$ 1,104,825	$ (15,808)	$ 474,406
Share-based compensation	—	—	5,832	—	—	—	5,832
Issuance of treasury stock under employee stock plans	639	7	(14,138)	20,320	—	—	6,189
Tax effect from share-based payment arrangements	—	—	973	—	—	—	973
Dividends paid ($0.02 per share)	—	—	—	—	(702)	—	(702)
Net income	—	—	—	—	23,421	—	23,421
Translation adjustments	—	—	—	—	—	(1,391)	(1,391)

Balance at December 31, 2012	35,478	$ 355	$1,096,278	$ (1,698,250)	$ 1,127,544	$ (17,199)	$508,728

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$23,421	$29,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,973	5,528
Share-based compensation	5,832	4,757
Deferred income taxes	(1,418)	425
Tax effect from share-based payment arrangements	973	1,323
Excess tax benefits from share-based payment arrangements	(2,940)	(1,671)
Net amortization of premium on marketable securities	8	120
Benefit from provision for doubtful accounts, net	92	—
Net loss on sales of property and equipment	280	—
Changes in operating assets and liabilities:
Accounts receivable	6,754	(12,589)
Prepaid expenses and other assets	45	2,193
Accounts payable	1,748	6,892
Accrued compensation and employee benefits	(20,242)	(10,058)
Other liabilities	8,967	1,873
Deferred revenue	(2,764)	12,359

Net cash provided by operating activities	28,729	41,149

Cash flows from investing activities:
Purchases of property and equipment	(9,012)	(7,757)
Purchases of marketable securities	—	(23,036)
Proceeds from maturities of marketable securities	22,000	72,509
Cash paid for acquisitions, net of cash acquired	(27,605)	—
Distribution from cost method investees	50	—

Net cash provided by (used in) investing activities	(14,567)	41,716

Cash flows from financing activities:
Payments on revolving line of credit and other short-term loans	(2,933)	—
Proceeds from issuance of treasury stock under employee stock plans	6,189	15,023
Dividends paid	(702)	(717)
Repurchases of common stock	—	(57,685)
Excess tax benefits from share-based payment arrangements	2,940	1,671

Net cash provided by (used in) financing activities	5,494	(41,708)

Effect of exchange rate changes on cash	(426)	(1,534)

Increase in cash and cash equivalents	19,230	39,623
Cash and cash equivalents, beginning of year	71,609	135,752

Cash and cash equivalents, end of year	$90,839	$175,375

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,978	$4,696
Cash paid for interest	$9,011	$9,246

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Principles of Consolidation and Basis of Presentation

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2012. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The condensed consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the collectibility of accounts receivable; the appropriate levels of various accruals; labor hours in connection with fixed-fee service contracts; the amount of our tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Actual results may differ from our estimates.

New Accounting Pronouncements Recently Issued or Adopted

On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it became effective for our fiscal year that began on October 1, 2012. Our adoption of ASU 2011-04 did not have a significant impact on our consolidated financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This update amends the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, ASU 2011-08 does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which means that it became effective for our fiscal year that began on October 1, 2012. We test our goodwill annually in our fourth fiscal quarter and whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Our adoption of ASU 2011-08 did not have a significant impact on our consolidated financial statements.

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

2. Acquisitions

On November 21, 2012, we acquired 100% of the ownership interest of CR Software, LLC (“CR Software”), a provider of enterprise-class collections and recovery solutions for credit issuers, government organizations, collection agencies, retailers, healthcare and other leading enterprises. The primary objective of the acquisition was to help us accelerate the delivery of robust collections and recovery capabilities to clients across multiple industries and organization sizes.

We have not yet finalized the purchase consideration as the initial purchase price was subject to a working capital adjustment, which is still pending. The following table summarizes the preliminary consideration paid for CR Software and the preliminary allocation of purchase price to assets acquired and liabilities assumed, recognized based on a valuation at the acquisition date:

(In thousands)
Consideration

Cash	$28,816

Acquisition-related costs (included in the company’s condensed consolidated statement of income and comprehensive income for the quarter ended December 31, 2012 as a component of restructuring and acquisition-related expense)	$306

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$1,211
Accounts receivable, net	2,598
Prepaid expenses and other current assets	119
Property and equipment, net	238
Intangible assets
Completed technology	10,800
Customer relationships	5,500
Trade names	200
Other assets	28
Accounts payable	(400)
Accrued compensation and employee benefits	(506)
Other accrued liabilities	(1,057)
Deferred revenue	(178)
Notes payable to affiliate	(2,925)

Total identifiable net assets	15,628

Goodwill	13,188

Total	$28,816

The acquired identifiable intangible assets have a weighted average useful life of approximately 8.8 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, five to ten years; customer relationships, ten years; and trade names, one year. The goodwill of $13.2 million arising from the acquisition consists largely of revenue synergies created by market expansion and increasingly rapid innovation for our Collections & Recovery solutions. The goodwill was allocated to our Applications segment and is not deductible for tax purposes. CR Software has been included in our operating results since the acquisition date. The pro forma impact of this acquisition was not deemed material to our results of operations for the periods presented.

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

The following table represents financial assets that we measured at fair value on a recurring basis at December 31, 2012 and September 30, 2012, respectively:

December 31, 2012	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of December 31, 2012
		(In thousands)
Assets:
Cash equivalents (1)	$13,681	$—	$13,681
Marketable securities (3)	5,496	—	5,496

Total	$19,177	$—	$19,177

September 30, 2012	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2012
		(In thousands)
Assets:
Cash equivalents (1)	$644	$—	$644
U.S. corporate debt (2)	—	2,008	2,008
U.S. government obligations (2)	—	20,000	20,000
Marketable securities (3)	5,417	—	5,417

Total	$6,061	$22,008	$28,069

(1)	Included in cash and cash equivalents on our balance sheet at December 31, 2012 and September 30, 2012. Not included in this table are cash deposits of $77.2 million and $71.0 million at December 31, 2012 and September 30, 2012, respectively.
(2)	Included in current marketable securities on our balance sheet at September 30, 2012.
(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at December 31, 2012 and September 30, 2012.

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

The following tables summarize our outstanding forward foreign currency contracts, by currency, at December 31, 2012 and September 30, 2012:

	December 31, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 4,700	$4,708	$—
Euro (EUR)	EUR 5,350	$7,033	$—

Buy foreign currency:
British pound (GBP)	GBP 4,983	$8,050	$—

	September 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	$—

Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	$—

The forward foreign currency contracts were all entered into on December 31, 2012 and September 30, 2012, respectively; therefore, their fair value was $0.

Losses on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other expense, net. These amounts are shown for the quarters ended December 31, 2012 and 2011 in the table below:

	Quarter Ended December 31, 2012	Quarter Ended December 31, 2011
	(In thousands)
Foreign currency forward contracts	$131	$492

5. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended December 31,
	2012	2011
	(In thousands)
Cost of revenues	$1,471	$569
Selling, general and administrative expenses	1,901	1,361

	$3,372	$1,930

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $191.8 and $175.3 million as of December 31, 2012 and September 30, 2012, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2012, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2013	$9,952
2014	11,116
2015	11,015
2016	10,786
2017	9,649
Thereafter	12,786

$65,304

The following table summarizes changes to goodwill during the quarter ended December 31, 2012, both in total and as allocated to our segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2012	$542,943	$146,648	$67,913	$757,504
Addition from acquisition	13,188	—	—	13,188
Foreign currency translation adjustment	(614)		(119)	(733)

Balance at December 31, 2012	$555,517	$146,648	$67,794	$769,959

6. Composition of Certain Financial Statement Captions

The following table summarizes property and equipment, and the related accumulated depreciation and amortization.

	December 31, 2012	September 30, 2012
	(In thousands)
Property and equipment	$178,567	$189,519
Less: accumulated depreciation and amortization	(132,779)	(148,439)

	$45,788	$41,080

7. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of December 31, 2012, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

8. Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. These Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of December 31, 2012, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA and a fixed charge coverage ratio. The issuance of these Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of our Senior Notes was $504.0 million as of December 31, 2012 and September 30, 2012. The fair value of our Senior Notes was $517.2 million and $519.1 million as of December 31, 2012 and September 30, 2012, respectively. These estimated fair values are based on Level 2 inputs.

9. Restructuring Expenses

During the quarter ended December 31, 2012, we incurred net charges totaling $2.5 million primarily consisting of $1.6 million in facilities charges associated with vacating excess leased space in Minnesota, $1.1 million in severance charges due to the elimination of 52 positions primarily in the U.S., and a reversal of $0.2 million of previously recognized severance costs due to favorable adjustments. Cash payments for all the severance costs will be paid by the end of our second quarter of fiscal 2013. Cash payments for all the facilities charges will be paid by fiscal 2014.

The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by the end of fiscal 2018.

	Accrual at September 30, 2012	Expense Additions	Cash Payments	Expense Reversals	Accrual at December 31, 2012
	(In thousands)
Facilities charges	$3,333	$1,624	$(390)	$—	$4,567
Employee separation	2,471	1,095	(2,344)	(253)	969

	5,804	$2,719	$(2,734)	$(253)	5,536

Less: current portion	(4,944)				(4,384)

Non-current	$860				$1,152

10. Income Taxes

Effective Tax Rate

The effective income tax rate for the three months ended December 31, 2012 was 33.2% compared to 31.2% for the three months ended December 31, 2011. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The quarter over quarter increase in our effective tax rate was due to higher percentage of revenue expected in higher taxing jurisdictions.

The total unrecognized tax benefit for uncertain tax positions at December 31, 2012 and September 30, 2012 is estimated to be approximately $7.6 million and $7.5 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. As of December 31, 2012 and September 30, 2012, we have accrued interest of $0.7 million related to the unrecognized tax benefits.

11. Share-Based Payments

We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we could grant all types of equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have two other stock option plans under which awards are currently outstanding, the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012, and the 2003 Employment Inducement Award Plan, which was adopted in November 2003 and terminated in February 2012. Stock option awards granted typically have a maximum term of seven years and vest ratably over four years. Stock option awards granted prior to October 1, 2005 under the 1992 Plan typically had a maximum term of ten years and vested ratably over four years.

The following table summarizes option activity during the quarter ended December 31, 2012:

	Shares	Weighted- average Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2012	4,034	$33.01
Granted	546	41.92
Exercised	(459)	31.05
Forfeited	(98)	23.07
Expired	(141)	47.03

Outstanding at December 31, 2012	3,882	$34.24	4.49	$31,815

Options exercisable at December 31, 2012	1,848	$33.72	2.80	$16,205

The following table summarizes restricted stock unit activity during the quarter ended December 31, 2012:

	Shares	Weighted- average Price
	(In thousands)
Outstanding at October 1, 2012	1,732	$33.31
Granted	721	41.86
Released	(398)	29.17
Forfeited	(49)	29.25

Outstanding at December 31, 2012	2,006	$37.31

12. Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended December 31,
	2012	2011
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$23,421	$29,997

Denominator—share:
Basic weighted-average shares	35,043	36,034
Effect of dilutive securities	1,108	853

Diluted weighted-average shares	36,151	36,887

Earnings per share:
Basic	$0.67	$0.83

Diluted	$0.65	$0.81

The computation of diluted EPS for the quarters ended December 31, 2012 and 2011 excludes options to purchase approximately 257,000 and 2,929,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.

13. Segment Information

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

The following tables summarize segment information for the quarters ended December 31, 2012 and 2011:

	Quarter ended December 31, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$79,625	$42,437	$7,836	$—	$129,898
Professional services	26,159	903	5,275	—	32,337
License	18,923	107	8,755	—	27,785

Total segment revenues	124,707	43,447	21,866	—	190,020
Segment operating expense	(91,735)	(13,781)	(18,405)	(10,612)	(134,533)

Segment operating income	$32,972	$29,666	$3,461	$(10,612)	55,487

Unallocated share-based compensation expense					(5,832)
Unallocated amortization expense					(3,372)
Unallocated restructuring and acquisition-related					(3,289)

Operating income					42,994
Unallocated interest income					21
Unallocated interest expense					(7,880)
Unallocated other expense, net					(92)

Income before income taxes					$35,043

Depreciation expense	$3,285	$216	$471	$629	$4,601

	Quarter ended December 31, 2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$64,272	$42,197	$7,714	$—	$114,183
Professional services	24,327	288	4,078	—	28,693
License	21,617	57	5,799	—	27,473

Total segment revenues	110,216	42,542	17,591	—	170,349
Segment operating expense	(70,090)	(13,295)	(15,341)	(12,864)	(111,590)

Segment operating income	$40,126	$29,247	$2,250	$(12,864)	58,759

Unallocated share-based compensation expense					(4,757)
Unallocated amortization expense					(1,930)

Operating income					52,072
Unallocated interest income					88
Unallocated interest expense					(7,987)
Unallocated other expense, net					(548)

Income before income taxes					$43,625

Depreciation expense	$2,795	$220	$373	$210	$3,598

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by FICO in fiscal 2013.

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

A significant portion of our revenues are derived from the sale of products and services within the consumer banking industry, and 72% and 75% of our revenues were derived from within this industry during the quarters ended December 31, 2012 and 2011, respectively. Our remaining revenues are primarily derived from the insurance, healthcare and retail industries. Our revenues derived from clients outside the United States have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $75.3 million and $72.3 million during the quarters ended December 31, 2012 and 2011, respectively, representing 40% and 42% of total consolidated revenues in each of these periods.

A significant portion of our revenues are derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for approximately 68% and 67% of our revenues during the quarters ended December 31, 2012 and 2011, respectively. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring consulting service arrangements.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield*	Number of Bookings over $1 Million	Weighted- Average Term
	(in millions)			(months)
Quarter ended December 31, 2012	$82.0	33%	10	28

Quarter ended December 31, 2011	$59.2	21%	14	22

*	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

Transactional and maintenance bookings were 33% and 33% of total bookings for the quarters ended December 31, 2012 and 2011, respectively. Professional services bookings were 34% and 46% of total bookings for the quarters ended December 31, 2012 and 2011, respectively. License bookings were 33% and 21% of total bookings for the quarters ended December 31, 2012 and 2011, respectively.

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

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2012	2011	2012	2011	Change	Change
	(In thousands)				(In thousands)
Applications	$124,707	$110,216	66%	65%	$14,491	13%
Scores	43,447	42,542	23%	25%	905	2%
Tools	21,866	17,591	11%	10%	4,275	24%

Total revenue	$190,020	$170,349	100%	100%	19,671	12%

Quarter Ended December 31, 2012 Compared to Quarter Ended December 31, 2011

Applications

	Quarter Ended December 31,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$79,625	$64,272	$15,353	24%
Professional services	26,159	24,327	1,832	8%
License	18,923	21,617	(2,694)	(12)%

Total	$124,707	$110,216	14,491	13%

Applications segment revenues increased $14.5 million primarily due to a $13.1 million increase in our mobility solutions, a $5.2 million increase in our customer management solutions and a $5.0 million increase in our marketing solutions, partially offset by a $12.1 million decrease in our fraud solutions.

The increase in mobility solutions was due to our Adeptra acquisition in September 2012. The increase in customer management solutions was due to increased license and services revenues. The increase in marketing solutions was primarily attributable to an increase in license and transactional revenue, largely driven by recognition of previously deferred revenue from the early termination of a large customer. The decrease in fraud solutions revenues was primarily due to a decrease in software revenue attributable to large multi-year license transactions during the quarter ended December 31, 2011.

Scores

	Quarter Ended December 31,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$42,437	$42,197	$240	1%
Professional services	903	288	615	214%
License	107	57	50	88%

Total	$43,447	$42,542	905	2%

Scores segment revenues increased $0.9 million due to an increase of $0.8 million in our business-to-business Scores revenue and an increase of $0.1 million in our myFICO business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to an increase in Credit Bureau Risk Scores revenue, partially offset by a decrease in PreScore revenue.

During the quarters ended December 31, 2012 and 2011, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 15% and 17%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Quarter Ended December 31,		Period-to-Period	Period-to-Period Percentage
	2012	2011	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$7,836	$7,714	$122	2%
Professional services	5,275	4,078	1,197	29%
License	8,755	5,799	2,956	51%

Total	$21,866	$17,591	4,275	24%

Tools segment revenues increased $4.3 million primarily due to increased license revenue, which was mainly attributable to an increase in sales of our Blaze product and third-party products in our rules management tools, partially offset by a decrease in our optimization tools; as well as increased professional services revenue related to our Blaze product.

Operating Expenses and Other Income (Expense)

The following table sets forth certain summary information related to our statements of income and comprehensive income for the fiscal periods indicated:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
	2012	2011	2012	2011	Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$190,020	$170,349	100%	100%	$19,671	12%

Operating expenses:
Cost of revenues	56,148	45,974	29%	27%	10,174	22%
Research and development	14,552	13,049	8%	8%	1,503	12%
Selling, general and administrative	69,665	57,324	37%	33%	12,341	22%
Amortization of intangible assets	3,372	1,930	2%	1%	1,442	75%
Restructuring and acquisition-related	3,289	—	2%	—%	3,289	—%

Total operating expenses	147,026	118,277	78%	69%	28,749	24%

Operating income	42,994	52,072	22%	31%	(9,078)	(17)%
Interest income	21	88	—%	—%	(67)	(76)%
Interest expense	(7,880)	(7,987)	(4)%	(5)%	107	(1)%
Other expense, net	(92)	(548)	—%	—%	456	(83)%

Income from operations before income taxes	35,043	43,625	18%	26%	(8,582)	(20)%
Provision for income taxes	11,622	13,628	6%	8%	(2,006)	(15)%

Net income	$23,421	$29,997	12%	18%	(6,576)	(22)%

Number of employees at quarter end	2,404	2,047			357

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

Cost of revenues as a percentage of revenues increased to 29% for the quarter ended December 31, 2012 from 27% for the quarter ended December 31, 2011. The $10.2 million increase was primarily due to a $4.7 million increase in third party software and data costs, a $2.2 million increase in personnel and labor costs, and a $1.7 million increase in outside services cost. The increase in third party software and data costs was mainly related to integration of lower-margin products from our Adeptra acquisition in September 2012, as well as an increase in sales of our other products that require data acquisition. The increase in personnel and costs was primarily attributable to the increased headcount as a result of our recent acquisitions. The increase in outside services cost was due to an increase in use of external contractors as a result of increased services revenue.

Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended December 31, 2012.

Research and Development

Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.

The quarter over quarter increase of $1.5 million in research and development expenses was mainly due to a $1.5 million increase in personnel and labor costs, attributable to the increased headcount as a result of our recent acquisitions. Research and development as a percentage of revenues was 8% during the quarter ended December 31, 2012, consistent with the quarter ended December 31, 2011.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended December 31, 2012.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues increased to 37% for the quarter end December 31, 2012 from 33% for the quarter ended December 31, 2011. The $12.3 million increase was primarily attributable to a $10.8 million increase in labor and personnel costs and a $2.6 million increase in other costs, partially offset by a $1.7 million decrease in marketing expenses. The increase in labor and personnel costs was primarily due to the increased headcount as a result of our recent acquisitions, as well as an increase in sales commission expense for the quarter ended December 31, 2012. The decrease in marketing expenses was due to a company marketing event held during the quarter ended December 31, 2011.

Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended December 31, 2012.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to intangible assets recorded in connection with acquisitions accounted for by the acquisition method of accounting. Our definite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are being amortized using the straight-line method over periods ranging from one to fifteen years.

The quarter over quarter increase of $1.4 million in amortization expense was attributable to the addition of intangible assets associated with our recent acquisitions of Entiera, Adeptra and CR Software, partially offset by certain intangible assets associated with our Dash acquisition becoming fully amortized in January 2012.

Over the next several quarters we expect that amortization expense will be slightly lower than the amortization expense we recorded during the quarter ended December 31, 2012 due to certain intangible assets associated with our London Bridge acquisition becoming fully amortized.

Restructuring and Acquisition-related

During the quarter ended December 31, 2012, we incurred net charges totaling $2.5 million primarily consisting of $1.6 million in facilities charges associated with vacating excess leased space in Minnesota, $1.1 million in severance charges due to the elimination of 52 positions primarily in the U.S., and a reversal of $0.2 million of previously recognized severance costs due to favorable adjustments. Cash payments for all the severance costs will be paid by the end of our second quarter of fiscal 2013. Cash payments for all the facilities charges will be paid by fiscal 2014.

During the quarter ended December 31, 2012, we also incurred $0.8 million in acquisition-related cost, mainly associated with our CR Software acquisition.

There were no restructuring and acquisition-related charges during the quarter ended December 31, 2011.

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.1 million was attributable to lower average investment balances during the quarter ended December 31, 2012.

Interest Expense

The quarter over quarter decrease in interest expense of $0.1 million was attributable to an $8.0 million principal payment in May 2012 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the quarter ended December 31, 2012.

Over the next several quarters we expect that interest expense will be lower than levels recorded during the quarter ended December 31, 2012 due to $49 million principal payment due in May 2013.

Other Expense, Net

Other expense, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

Other expense, net in the quarters ended December 31, 2012 and 2011 primarily consisted of foreign exchange currency losses.

Provision for Income Taxes

The effective income tax rate for the three months ended December 31, 2012 was 33.2% compared to 31.2% for the three months ended December 31, 2011. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The quarter over quarter increase in our effective tax rate was due to a higher percentage of revenue expected in higher taxing jurisdictions.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended December 31,		Period-to-Period	Period-to-Period Percentage
Segment	2012	2011	Change	Change
	(In thousands)		(In thousands)
Applications	$32,972	$40,126	$(7,154)	(18)%
Scores	29,666	29,247	419	1%
Tools	3,461	2,250	1,211	54%
Corporate expenses	(10,612)	(12,864)	2,252	(18)%

Total segment operating income	55,487	58,759	(3,272)	(6)%
Unallocated share-based compensation	(5,832)	(4,757)	(1,075)	23%
Unallocated amortization expense	(3,372)	(1,930)	(1,442)	75%
Unallocated restructuring and acquisition-related	(3,289)	—	(3,289)	—%

Operating income	$42,994	$52,072	(9,078)	(17)%

Applications

	Quarter Ended December 31,		Percentage of Revenues
	2012	2011	2012	2011
	(In thousands)
Segment revenues	$124,707	$110,216	100%	100%
Segment operating expense	(91,735)	(70,090)	(74)%	(64)%

Segment operating income	$32,972	$40,126	26%	36%

Scores

	Quarter Ended December 31,		Percentage of Revenues
	2012	2011	2012	2011
	(In thousands)
Segment revenues	$43,447	$42,542	100%	100%
Segment operating expense	(13,781)	(13,295)	(32)%	(31)%

Segment operating income	$29,666	$29,247	68%	69%

Tools

	Quarter Ended December 31,		Percentage of Revenues
	2012	2011	2012	2011
	(In thousands)
Segment revenues	$21,866	$17,591	100%	100%
Segment operating expense	(18,405)	(15,341)	(84)%	(87)%

Segment operating income	$3,461	$2,250	16%	13%

The quarter over quarter $9.1 million decrease in operating income was mainly attributable to a $25.2 million increase in segment operating expenses, a $3.3 million increase in restructuring and acquisition-related cost, partially offset by a $19.7 million increase in segment revenues.

At the segment level, the quarter over quarter $3.3 million decrease in segment operating income was driven by a $7.2 million decrease in segment operating income in our Applications segment, partially offset by a $2.3 million decrease in corporate operating expenses, a $1.2 million increase in our Tools segment operating income, and a $0.4 million increase in our Scores segment operating income.

The quarter over quarter decrease in Applications segment operating income was due to a $21.7 million increase in segment operating expenses, partially offset by a $14.5 million increase in segment revenue primarily attributable to an increase in our mobility solutions revenue. Segment operating income as a percentage of segment revenue for Applications decreased from 36% to 26% mainly due to integration of lower margin products from our Adeptra acquisition, as well as a decrease in sales of our higher margin software products.

The quarter over quarter increase in Tools segment operating income was attributable primarily to a $4.3 million increase in segment revenue, partially offset by $3.1 million increase in segment operating expense. Segment operating income as a percentage of segment revenue for Tools increased from 13% to 16% mainly due to an increase in sales of our higher margin software products.

Capital Resources and Liquidity

Outlook

As of December 31, 2012, we had $90.8 million in cash, cash equivalents and short-term marketable security investments. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $49.0 million principal payment due in May 2013 on our Senior Notes issued in May 2008. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Summary of Cash Flows

	Quarter Ended December 31,
	2012	2011
	(in thousands)
Cash provided by/(used in):
Operating activities	$28,729	$41,149
Investing activities	(14,567)	41,716
Financing activities	5,494	(41,708)
Effect of exchange rate changes on cash	(426)	(1,534)

Increase in cash and cash equivalents	$19,230	$39,623

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $28.7 during the quarter ended December 31, 2012 from $41.1 million during the quarter ended December 31, 2011. The decrease was primarily attributable to lower income for the quarter ended December 31, 2012, as well as a decrease caused by the timing of receipts and payments in the ordinary course of business, including a $10.2 million decrease from timing of accrued compensation and employee benefits payments.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $14.6 million for the quarter ended December 31, 2012 compared to net cash provided of $41.7 million for the quarter ended December 31, 2011. The change was primarily driven by $27.6 million net cash used for the acquisition of CR Software, as well as a $27.5 million decrease in proceeds from sales and maturities of marketable securities, net of purchases, during the quarter ended December 31, 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $5.5 million during the quarter ended December 31, 2012 compared to net cash used of $41.7 million during the quarter ended December 31, 2011. The change was primarily due to $57.7 million of common stock repurchased in the quarter ended December 31, 2011, partially offset by a decrease in cash generated from stock option exercises during the quarter ended December 31, 2012.

Repurchases of Common Stock

In August 2012, our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. As of December 31, 2012, no purchase has been made under this authorization.

Dividends

During the quarter ended December 31, 2012, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of December 31, 2012, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted average interest rate of 5.20% and a weighted average maturity of 8 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of December 31, 2012 we were in compliance with all financial covenants under these facilities.

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

Valuation of Goodwill and Other Intangible Assets – Impairment Assessment

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affects the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations. We amortize our finite-lived intangible assets using the straight-line method over the estimated useful lives. Goodwill is not amortized, but is assessed at least annually for impairment.

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

Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our balance sheet. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.

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

New Accounting Pronouncements Recently Issued or Adopted

On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it became effective for our fiscal year that began on October 1, 2012. Our adoption of ASU 2011-04 did not have a significant impact on our consolidated financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This update amends the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, ASU 2011-08 does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which means that it became effective for our fiscal year that began on October 1, 2012. We test our goodwill annually in our fourth fiscal quarter and whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Our adoption of ASU 2011-08 did not have a significant impact on our consolidated financial statements.

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

Interest Rate and Equity Market Price

We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2012 and September 30, 2012:

	December 31, 2012			September 30, 2012
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$90,839	$90,839	0.01%	$71,609	$71,609	0.00%
Short-term investments	—	—	—	22,008	22,008	0.16%

	$90,839	$90,839	0.01%	$93,617	$93,617	0.04%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at December 31, 2012 and September 30, 2012:

	December 31, 2012			September 30, 2012
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$259,000	$259,000	$273,870	$259,000	$259,000	$275,201

July 2010 $245 million Senior Notes	$245,000	$245,000	$243,284	$245,000	$245,000	$243,866

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had no borrowings outstanding under the credit facility as of December 31, 2012.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at December 31, 2012 and September 30, 2012:

	December 31, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 4,700	$4,708	$—
Euro (EUR)	EUR 5,350	$7,033	$—

Buy foreign currency:
British pound (GBP)	GBP 4,983	$8,050	$—

	September 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	$—

Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	$—

The forward foreign currency contracts were all entered into on December 31, 2012 and September 30, 2012, respectively; therefore, the fair value was $0 on each of those dates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that FICO’s disclosure controls and procedures are effective to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Our revenues depend, to a great extent, upon conditions in the consumer banking and insurance industries. If our clients’ industrie experience a downturn, it will likely harm our business, financial condition or results of operations.

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

Item 2. Sales of Unregistered Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2012 through October 31, 2012	5,631	$45.62	$150,000,000
November 1, 2012 through November 30, 2012	13,198	$41.96	$150,000,000
December 1, 2012 through December 31, 2012	127,940	$41.95	$150,000,000

	146,769	$42.09	$150,000,000

(1)	All 146,769 shares were delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2012.
(2)	On August 16, 2012 our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. We did not repurchase any shares during the quarter ended December 31, 2012 pursuant to this program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation (incorporated by reference to Exhibit 3.2 to the company’s Form 10-Q filed on February 8, 2010).

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on February 8, 2010).

10.1	Letter Agreement, dated March 7, 2012, between James M. Wehmann and the Company.

10.2	Letter Agreement, dated April 24, 2012, between Stuart C. Wells and the Company.

10.3	Form of Performance Share Unit Award Agreement under the 2012 Long-Term Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: January 30, 2013	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: January 30, 2013	By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q

For The Quarterly Period Ended December 31, 2012

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation	Incorporated by Reference

10.1	Letter Agreement, dated March 7, 2012, between James M. Wehmann and the Company.	Filed Electronically

10.2	Letter Agreement, dated April 24, 2012, between Stuart C. Wells and the Company.	Filed Electronically

10.3	Form of Performance Share Unit Award Agreement under the 2012 Long-Term Incentive Plan.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.