Form 10-Q
period 2013-03-31
FAIR ISAAC CORP
filed 2013-04-29
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[NO FEE REQUIRED]

For the transition period from                      to

Commission File Number 1-11689

Fair Isaac Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-1499887
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

181 Metro Drive, Suite 700	95110-1346
San Jose, California	(Zip Code)
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

The number of shares of common stock outstanding on April 19, 2013 was 35,871,888 (excluding 52,984,895 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(Unaudited)
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$131,150	$71,609
Marketable securities available for sale, current portion	—	22,008
Accounts receivable, net	132,906	142,595
Prepaid expenses and other current assets	21,174	23,113

Total current assets	285,230	259,325
Marketable securities available for sale, less current portion	6,492	5,417
Other investments	11,033	11,083
Property and equipment, net	48,630	41,080
Goodwill	760,754	757,504
Intangible assets, net	60,267	52,299
Deferred income taxes	18,273	22,856
Other assets	7,662	9,047

Total assets	$1,198,341	$1,158,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,400	$18,958
Accrued compensation and employee benefits	36,585	50,043
Other accrued liabilities	31,485	43,645
Deferred revenue	51,803	47,959
Current maturities on long-term debt	49,000	49,000

Total current liabilities	191,273	209,605
Senior notes	455,000	455,000
Other liabilities	21,843	19,600

Total liabilities	668,116	684,205

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 35,855 and 34,839 shares outstanding at March 31, 2013 and September 30, 2012, respectively)	359	348
Paid-in-capital	1,101,031	1,103,611
Treasury stock, at cost (53,002 and 54,018 shares at March 31, 2013 and September 30, 2012, respectively)	(1,686,261)	(1,718,570)
Retained earnings	1,145,325	1,104,825
Accumulated other comprehensive loss	(30,229)	(15,808)

Total stockholders’ equity	530,225	474,406

Total liabilities and stockholders’ equity	$1,198,341	$1,158,611

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$126,439	$114,843	$256,337	$229,026
Professional services	34,109	30,461	66,446	59,154
License	18,777	14,217	46,562	41,690

Total revenues	179,325	159,521	369,345	329,870
Operating expenses:
Cost of revenues (1)	58,856	48,814	115,004	94,788
Research and development	16,021	13,986	30,573	27,035
Selling, general and administrative (1)	67,638	57,035	137,303	114,359
Amortization of intangible assets (1)	3,604	1,490	6,976	3,420
Restructuring and acquisition-related	—	—	3,289	—

Total operating expenses	146,119	121,325	293,145	239,602

Operating income	33,206	38,196	76,200	90,268
Interest income	9	106	30	194
Interest expense	(7,855)	(7,984)	(15,735)	(15,971)
Other income (expense), net	27	(634)	(65)	(1,182)

Income before income taxes	25,387	29,684	60,430	73,309
Provision for income taxes	6,892	9,672	18,514	23,300

Net income	18,495	20,012	41,916	50,009

Other comprehensive income:
Unrealized losses on investments	—	7	—	(8)
Translation adjustments	(13,030)	6,138	(14,421)	3,454

Comprehensive income	$5,465	$26,157	$27,495	$53,455

Earnings per share:
Basic	$0.52	$0.57	$1.19	$1.40

Diluted	$0.51	$0.55	$1.15	$1.36

Shares used in computing earnings per share:
Basic	35,664	35,331	35,350	35,685

Diluted	36,492	36,552	36,318	36,721

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Accumulated Other	Total
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders’ Equity
	(In thousands, except per share data)
Balance at September 30, 2012	34,839	$348	$1,103,611	$(1,718,570)	$1,104,825	$(15,808)	$474,406
Share-based compensation	—	—	12,245	—	—	—	12,245
Issuance of treasury stock under employee stock plans	1,016	11	(16,322)	32,309	—	—	15,998
Tax effect from share-based payment arrangements	—	—	1,497	—	—	—	1,497
Dividends paid ($0.02 per share)	—	—	—	—	(1,416)	—	(1,416)
Net income	—	—	—	—	41,916	—	41,916
Translation adjustments	—	—	—	—	—	(14,421)	(14,421)

Balance at March 31, 2013	35,855	$359	$1,101,031	$(1,686,261)	$1,145,325	$(30,229)	$530,225

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$41,916	$50,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,433	10,049
Share-based compensation	12,245	9,384
Deferred income taxes	(3,499)	(1,967)
Tax effect from share-based payment arrangements	1,497	3,160
Excess tax benefits from share-based payment arrangements	(4,251)	(3,414)
Net amortization of premium on marketable securities	8	178
Benefit from provision for doubtful accounts, net	274	—
Net loss on sales of property and equipment	377	2
Changes in operating assets and liabilities:
Accounts receivable	9,634	(1,680)
Prepaid expenses and other assets	2,290	1,077
Accounts payable	3,009	4,629
Accrued compensation and employee benefits	(13,632)	(2,209)
Other liabilities	439	(2,853)
Deferred revenue	2,214	17,111

Net cash provided by operating activities	68,954	83,476

Cash flows from investing activities:
Purchases of property and equipment	(17,123)	(13,364)
Purchases of marketable securities	—	(43,071)
Proceeds from maturities of marketable securities	22,000	103,659
Cash paid for acquisitions, net of cash acquired	(28,438)	—
Distribution from (purchase of) cost method investees	50	(199)

Net cash provided by (used in) investing activities	(23,511)	47,025

Cash flows from financing activities:
Payments on revolving line of credit and other short-term loans	(2,933)	—
Proceeds from issuance of treasury stock under employee stock plans	15,998	33,401
Dividends paid	(1,416)	(1,426)
Repurchases of common stock	—	(156,773)
Excess tax benefits from share-based payment arrangements	4,251	3,414

Net cash provided by (used in) financing activities	15,900	(121,384)

Effect of exchange rate changes on cash	(1,802)	1,167

Increase in cash and cash equivalents	59,541	10,284
Cash and cash equivalents, beginning of year	71,609	135,752

Cash and cash equivalents, end of year	$131,150	$146,036

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$18,160	$18,027
Cash paid for interest	$15,474	$15,712

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

New Accounting Pronouncements Recently Issued or Adopted

On December 16, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, which means that it will be effective for our fiscal year beginning October 1, 2013. Retrospective adoption is required. We do not believe that adoption of ASU 2011-11 will have a significant impact on our condensed consolidated financial statements.

2. Acquisitions

On November 21, 2012, we acquired 100% of the ownership interest of CR Software, LLC (“CR Software”), a provider of enterprise-class collections and recovery solutions for credit issuers, government organizations, collection agencies, retailers, healthcare and other leading enterprises.

The following table summarizes the consideration paid for CR Software and the allocation of purchase price to assets acquired and liabilities assumed, recognized based on a valuation at the acquisition date:

(In thousands)
Consideration
Cash	$29,649

Acquisition-related costs (included in the company’s condensed consolidated statement of income and comprehensive income for the quarter ended December 31, 2012 as a component of restructuring and acquisition-related expense)	$306

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,211
Accounts receivable, net	2,943
Prepaid expenses and other current assets	119
Property and equipment, net	238
Intangible assets
Completed technology	10,800
Customer relationships	5,500
Trade names	200
Other assets	28
Accounts payable	(400)
Accrued compensation and employee benefits	(506)
Other accrued liabilities	(1,057)
Deferred revenue	(178)
Notes payable to affiliate	(2,925)

Total identifiable net assets	15,973

Goodwill	13,676

Total	$29,649

The acquired identifiable intangible assets have a weighted average useful life of approximately 8.8 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, five to ten years; customer relationships, ten years; and trade names, one year. The goodwill of $13.7 million arising from the acquisition consists largely of revenue synergies created by market expansion and increasingly rapid innovation for our Collections & Recovery solutions. The goodwill was allocated to our Applications segment and is not deductible for tax purposes.

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

The following table represents financial assets that we measured at fair value on a recurring basis at March 31, 2013 and September 30, 2012, respectively:

March 31, 2013	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of March 31, 2013
		(In thousands)
Assets:
Cash equivalents (1)	$33,669	$—	$33,669
Marketable securities (3)	6,492	—	6,492

Total	$40,161	$—	$40,161

September 30, 2012	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2012
		(In thousands)
Assets:
Cash equivalents (1)	$644	$—	$644
U.S. corporate debt (2)	—	2,008	2,008
U.S. government obligations (2)	—	20,000	20,000
Marketable securities (3)	5,417	—	5,417

Total	$6,061	$22,008	$28,069

(1)	Included in cash and cash equivalents on our balance sheet at March 31, 2013 and September 30, 2012. Not included in this table are cash deposits of $97.5 million and $71.0 million at March 31, 2013 and September 30, 2012, respectively.
(2)	Included in current marketable securities on our balance sheet at September 30, 2012.
(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at March 31, 2013 and September 30, 2012.

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

The following tables summarize our outstanding forward foreign currency contracts, by currency, at March 31, 2013 and September 30, 2012:

	March 31, 2013
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 3,050	$3,006	$—
Euro (EUR)	EUR 5,590	$7,167	$—
Buy foreign currency:
British pound (GBP)	GBP 6,030	$9,150	$—

	September 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	$—
Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	$—

The forward foreign currency contracts were all entered into on March 31, 2013 and September 30, 2012, respectively; therefore, their fair value was $0.

Losses on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Foreign currency forward contracts	$728	$146	$859	143

5. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$1,673	$128	$3,144	$697
Selling, general and administrative expenses	1,931	1,362	3,832	2,723

	$3,604	$1,490	$6,976	$3,420

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $187.7 and $175.3 million as of March 31, 2013 and September 30, 2012, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2013, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2013	$6,237
2014	10,846
2015	10,746
2016	10,517
2017	9,398
Thereafter	12,523

$60,267

The following table summarizes changes to goodwill during the six months ended March 31, 2013, both in total and as allocated to our segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2012	$542,943	$146,648	$67,913	$757,504
Addition from acquisition	13,676	—	—	13,676
Foreign currency translation adjustment	(8,729)	—	(1,697)	(10,426)

Balance at March 31, 2013	$547,890	$146,648	$66,216	$760,754

6. Composition of Certain Financial Statement Captions

The following table summarizes property and equipment, and the related accumulated depreciation and amortization.

	March 31, 2013	September 30, 2012
	(In thousands)
Property and equipment	$184,678	$189,519
Less: accumulated depreciation and amortization	(136,048)	(148,439)

	$48,630	$41,080

7. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of March 31, 2013, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

8. Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. The Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. These Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of March 31, 2013, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA and a fixed charge coverage ratio. The issuance of these Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of our Senior Notes was $504.0 million as of March 31, 2013 and September 30, 2012. The fair value of our Senior Notes was $520.7 million and $519.1 million as of March 31, 2013 and September 30, 2012, respectively. These estimated fair values are based on Level 2 inputs.

9. Restructuring Expenses

The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by the end of fiscal 2018.

	Accrual at September 30, 2012	Expense Additions	Cash Payments	Expense Reversals	Accrual at March 31, 2013
	(In thousands)
Facilities charges	$3,333	$1,624	$(2,080)	$—	$2,877
Employee separation	2,471	1,095	(3,185)	(253)	128

	5,804	$2,719	$(5,265)	$(253)	3,005

Less: current portion	(4,944)				(2,524)

Non-current	$860				$481

10. Income Taxes

Effective Tax Rate

The effective income tax rate was 27.1% and 32.6% during the quarters ended March 31, 2013 and 2012, respectively, and 30.6% and 31.8% during the six months ended March 31, 2013 and 2012, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was primarily due to the re-enactment of the U.S. Federal Research and Development credit in January 2013. The 2012 effective tax rate was also negatively impacted by a one-time tax impact of a legal entity restructuring charge.

The total unrecognized tax benefit for uncertain tax positions at March 31, 2013 and September 30, 2012 is estimated to be approximately $8.4 million and $7.5 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. As of March 31, 2013 and September 30, 2012, we have accrued interest of $0.7 million related to the unrecognized tax benefits.

11. Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$18,495	$20,012	$41,916	$50,009

Denominator—share:
Basic weighted-average shares	35,664	35,331	35,350	35,685
Effect of dilutive securities	828	1,221	968	1,036

Diluted weighted-average shares	36,492	36,552	36,318	36,721

Earnings per share:
Basic	$0.52	$0.57	$1.19	$1.40

Diluted	$0.51	$0.55	$1.15	$1.36

The computation of diluted EPS for the quarters ended March 31, 2013 and 2012 excludes options to purchase approximately 177,000 and 1,187,000 shares of common stock, respectively, and for the six months ended March 31, 2013 and 2012 excludes options to purchase approximately 217,000 and 2,058,000 shares of common stock, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these periods and their inclusion would be antidilutive.

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

The following tables summarize segment information for the quarters and six months ended March 31, 2013 and 2012:

	Quarter Ended March 31, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$76,012	$42,206	$8,221	$—	$126,439
Professional services	27,315	1,624	5,170	—	34,109
License	13,888	232	4,657	—	18,777

Total segment revenues	117,215	44,062	18,048	—	179,325
Segment operating expense	(86,285)	(12,934)	(15,438)	(21,445)	(136,102)

Segment operating income	$30,930	$31,128	$2,610	$(21,445)	43,223

Unallocated share-based compensation expense					(6,413)
Unallocated amortization expense					(3,604)
Operating income					33,206
Unallocated interest income					9
Unallocated interest expense					(7,855)
Unallocated other income, net					27

Income before income taxes					$25,387

Depreciation expense	$3,490	$223	$480	$663	$4,856

	Quarter Ended March 31, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$63,523	$43,636	$7,684	$—	$114,843
Professional services	25,756	521	4,184	—	30,461
License	6,855	268	7,094	—	14,217

Total segment revenues	96,134	44,425	18,962	—	159,521
Segment operating expense	(70,033)	(13,103)	(14,567)	(17,505)	(115,208)

Segment operating income	$26,101	$31,322	$4,395	$(17,505)	44,313

Unallocated share-based compensation expense					(4,627)
Unallocated amortization expense					(1,490)

Operating income					38,196
Unallocated interest income					106
Unallocated interest expense					(7,984)
Unallocated other expense, net					(634)

Income before income taxes					$29,684

Depreciation expense	$2,385	$172	$269	$205	$3,031

	Six Months Ended March 31, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$155,637	$84,643	$16,057	$—	$256,337
Professional services	53,474	2,527	10,445	—	66,446
License	32,811	339	13,412	—	46,562

Total segment revenues	241,922	87,509	39,914	—	369,345
Segment operating expense	(178,020)	(26,715)	(33,843)	(32,057)	(270,635)

Segment operating income	$63,902	$60,794	$6,071	$(32,057)	98,710

Unallocated share-based compensation expense					(12,245)
Unallocated amortization expense					(6,976)
Unallocated restructuring and acquisition-related					(3,289)

Operating income					76,200
Unallocated interest income					30
Unallocated interest expense					(15,735)
Unallocated other expense, net					(65)

Income before income taxes					$60,430

Depreciation expense	$6,775	$439	$951	$1,292	$9,457

	Six Months Ended March 31, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$127,795	$85,833	$15,398	$—	$229,026
Professional services	50,083	809	8,262	—	59,154
License	28,472	325	12,893	—	41,690

Total segment revenues	206,350	86,967	36,553	—	329,870
Segment operating expense	(140,123)	(26,398)	(29,908)	(30,369)	(226,798)

Segment operating income	$66,227	$60,569	$6,645	$(30,369)	103,072

Unallocated share-based compensation expense					(9,384)
Unallocated amortization expense					(3,420)

Operating income					90,268
Unallocated interest income					194
Unallocated interest expense					(15,971)
Unallocated other expense, net					(1,182)

Income before income taxes					$73,309

Depreciation expense	$5,180	$392	$642	$415	$6,629

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

14. Subsequent Event

On April 1, 2013, we acquired 100% of the common stock of Infoglide Software, Inc. (“Infoglide”) for approximately $7 million in cash. Infoglide is a provider of entity resolution and social network analysis solutions used primarily to improve fraud detection, security and compliance. Infoglide’s solutions expedite fraud investigations and will further differentiate FICO’s fraud solutions in banking, insurance, retail and healthcare, as well as enabling FICO analytics to be applied to fraud, security and compliance challenges across multiple industries, including telecommunications and cyber-security. The pro forma impact of this acquisition is not expected to be material to our results of operations.

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

A significant portion of our revenues are derived from the sale of products and services within the consumer banking industry, and approximately 74% and 76% of our revenues during the quarters ended March 31, 2013 and 2012, respectively, and 73% and 76% of our revenues during the six months ended March 31, 2013 and 2012, respectively, were derived from within this industry. Our remaining revenues are primarily derived from the insurance, healthcare and retail industries. Our revenues derived from clients outside the United States have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $70.5 million and $57.0 million during the quarters ended March 31, 2013 and 2012, respectively, representing 39% and 36% of total consolidated revenues in each of these periods. International revenues totaled $145.7 and $129.3 million during the six months ended March 31, 2013 and 2012, respectively, representing 39% of total consolidated revenues in each of these periods.

A significant portion of our revenues are derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for approximately 71% and 72% of our revenues during the quarters ended March 31, 2013 and 2012, respectively. Arrangements with transactional or unit-based pricing accounted for approximately 69% of our revenues during the six months ended March 31, 2013 and

2012. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring consulting service arrangements.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

			Number of
			Bookings	Weighted-
		Bookings	over $1	Average
	Bookings	Yield (1)	Million	Term (2)
	(in millions)			(months)
Quarter Ended March 31, 2013	$84.8	18%	16	24
Quarter Ended March 31, 2012	$78.4	24%	13	23
Six Months Ended March 31, 2013	$166.8	30%	26	NM
Six Months Ended March 31, 2012	$137.6	31%	27	NM

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.
(2)	NM – Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 46% and 37% of total bookings for the quarters ended March 31, 2013 and 2012, respectively. Professional services bookings were 44% and 44% of total bookings for the quarters ended March 31, 2013 and 2012, respectively. License bookings were 10% and 19% of total bookings for the quarters ended March 31, 2013 and 2012, respectively.

Transactional and maintenance bookings were 40% and 35% of total bookings for the six months ended March 31, 2013 and 2012, respectively. Professional services bookings were 39% and 45% of total bookings for the six months ended March 31, 2013 and 2012, respectively. License bookings were 21% and 20% of total bookings for the six months ended March 31, 2013 and 2012, respectively.

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

Although many of our contracts contain non-cancelable terms, most of our bookings are transactional or service related and are dependent upon estimates such as volume of transactions, number of active accounts, or number of hours incurred. Since these estimates cannot be considered fixed or firm, we do not believe it is appropriate to characterize bookings as backlog.

RESULTS OF OPERATIONS

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

	Quarter Ended March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
Segment	2013	2012	2013	2012	Change	Change
	(In thousands)				(In thousands)
Applications	$117,215	$96,134	65%	60%	$21,081	22%
Scores	44,062	44,425	25%	28%	(363)	(1)%
Tools	18,048	18,962	10%	12%	(914)	(5)%

Total revenue	$179,325	$159,521	100%	100%	19,804	12%

	Six Months Ended March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
Segment	2013	2012	2013	2012	Change	Change
	(In thousands)				(In thousands)
Applications	$241,922	$206,350	65%	63%	$35,572	17%
Scores	87,509	86,967	24%	26%	542	1%
Tools	39,914	36,553	11%	11%	3,361	9%

Total revenue	$369,345	$329,870	100%	100%	39,475	12%

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Applications

	Quarter Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$76,012	$63,523	$12,489	20%
Professional services	27,315	25,756	1,559	6%
License	13,888	6,855	7,033	103%

Total	$117,215	$96,134	21,081	22%

Applications segment revenues increased $21.1 million primarily due to a $13.3 million increase in our mobility solutions and a $9.8 million increase in our fraud solutions, partially offset by a $2.4 million decrease in our marketing solutions.

The increase in mobility solutions revenues was due to our Adeptra acquisition in September 2012. The increase in fraud solutions revenues was primarily attributable to an increase in software revenue largely driven by a large multi-year license transaction during the quarter ended March 31, 2013. The decrease in marketing solutions was primarily attributable to the early termination of a large customer in December 2012.

Scores

	Quarter Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$42,206	$43,636	$(1,430)	(3)%
Professional services	1,624	521	1,103	212%
License	232	268	(36)	(13)%

Total	$44,062	$44,425	(363)	(1)%

Scores segment revenues decreased $0.4 million due to a decrease of $1.6 million in our business-to-business Scores revenue partially offset by an increase of $1.2 million in our myFICO business-to-consumer services revenue. The decrease in our business-to-business Scores was primarily attributable to a special project conducted by a large customer utilizing historical Credit Bureau Risk Scores during the quarter ended March 31, 2012, partially offset by an increase in recurring revenue from Credit Bureau Risk Scores during the quarter ended March 31, 2013. The increase in business-to-consumer services was primarily attributable to stronger direct sales generated from the myFICO.com website partially offset by a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies.

During the quarters ended March 31, 2013 and 2012, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 15% and 19%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Quarter Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$8,221	$7,684	$537	7%
Professional services	5,170	4,184	986	24%
License	4,657	7,094	(2,437)	(34)%

Total	$18,048	$18,962	(914)	(5)%

Tools segment revenues decreased $0.9 million primarily due to decreased license revenue generated from sales of our Blaze product, partially offset by increased professional services revenue related to our Blaze and third-party products in our rules management tools.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Applications

	Six Months Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$155,637	$127,795	$27,842	22%
Professional services	53,474	50,083	3,391	7%
License	32,811	28,472	4,339	15%

Total	$241,922	$206,350	35,572	17%

Applications segment revenues increased $35.6 million primarily due to a $26.4 million increase in our mobility solutions, a $4.5 million increase in our collections & recovery solutions, and a $4.0 million increase in our customer management solutions.

The increase in mobility solutions was due to our Adeptra acquisition in September 2012. The increase in collections & recovery solutions was primarily attributable to our CR software acquisition in November 2012, partially offset by a decrease in revenues generated from our Debt Manager product. The increase in customer management solutions was due to increased license and services revenues.

Scores

	Six Months Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$84,643	$85,833	$(1,190)	(1)%
Professional services	2,527	809	1,718	212%
License	339	325	14	4%

Total	$87,509	$86,967	542	1%

Scores segment revenues increased $0.5 million due to an increase of $1.3 million in our myFICO business-to-consumer services revenue partially offset by a decrease of $0.8 million in our business-to-business Scores revenue. The increase in business-to-consumer services was primarily attributable to stronger direct sales generated from the myFICO.com website partially offset by a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies. The decrease in our business-to-business Scores was primarily attributable to a decrease in PreScore revenue.

During the six months ended March 31, 2013 and 2012, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 15% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Six Months Ended March 31,
				Period-to-Period
			Period-to-Period	Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$16,057	$15,398	$659	4%
Professional services	10,445	8,262	2,183	26%
License	13,412	12,893	519	4%

Total	$39,914	$36,553	3,361	9%

Tools segment revenues increased $3.4 million primarily due to increased services revenue related to our Blaze and third-party products in our rules management tools.

Operating Expenses and Other Income (Expense)

The following table sets forth certain summary information related to our statements of income and comprehensive income for the fiscal periods indicated:

	Quarter Ended March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
	2013	2012	2013	2012	Change	Change
	(In thousands, except				(In thousands,
	employees)				except
					employees)
Revenues	$179,325	$159,521	100%	100%	$19,804	12%
Operating expenses:
Cost of revenues	58,856	48,814	33%	30%	10,042	21%
Research and development	16,021	13,986	9%	9%	2,035	15%
Selling, general and administrative	67,638	57,035	38%	36%	10,603	19%
Amortization of intangible assets	3,604	1,490	2%	1%	2,114	142%

Total operating expenses	146,119	121,325	82%	76%	24,794	20%

Operating income	33,206	38,196	18%	24%	(4,990)	(13)%
Interest income	9	106	—%	—%	(97)	(92)%
Interest expense	(7,855)	(7,984)	(4)%	(5)%	129	(2)%
Other income (expense), net	27	(634)	—%	—%	661	(104)%

Income from operations before income taxes	25,387	29,684	14%	19%	(4,297)	(14)%
Provision for income taxes	6,892	9,672	4%	6%	(2,780)	(29)%

Net income	$18,495	$20,012	10%	13%	(1,517)	(8)%

Number of employees at quarter end	2,420	2,079			341	16%

	Six Months Ended March 31,		Percentage of Revenues
						Period-to-Period
					Period-to-Period	Percentage
	2013	2012	2013	2012	Change	Change
	(In thousands)				(In thousands)
Revenues	$369,345	$329,870	100%	100%	$39,475	12%
Operating expenses:
Cost of revenues	115,004	94,788	31%	29%	20,216	21%
Research and development	30,573	27,035	8%	8%	3,538	13%
Selling, general and administrative	137,303	114,359	37%	35%	22,944	20%
Amortization of intangible assets	6,976	3,420	2%	1%	3,556	104%
Restructuring and acquisition-related	3,289	—	1%	—%	3,289	—%

Total operating expenses	293,145	239,602	79%	73%	53,543	22%

Operating income	76,200	90,268	21%	27%	(14,068)	(16)%
Interest income	30	194	—%	—%	(164)	(85)%
Interest expense	(15,735)	(15,971)	(5)%	(5)%	236	(1)%
Other expense, net	(65)	(1,182)	—%	—%	1,117	(95)%

Income from operations before income taxes	60,430	73,309	16%	22%	(12,879)	(18)%
Provision for income taxes	18,514	23,300	5%	7%	(4,786)	(21)%

Net income	$41,916	$50,009	11%	15%	(8,093)	(16)%

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

Cost of revenues as a percentage of revenues increased to 33% for the quarter ended March 31, 2013 from 30% for the quarter ended March 31, 2012. The $10.0 million increase was primarily due to a $5.2 million increase in third party software and data costs and a $3.9 million increase in personnel and labor costs. The increase in third party software and data costs was mainly related to integration of lower-margin products from our Adeptra and CR Software acquisitions in September and November 2012, respectively, as well as an increase in sales of our other products that require data acquisition. The increase in personnel and labor costs was primarily attributable to the increased headcount as a result of our recent acquisitions.

Cost of revenues as a percentage of revenues increased to 31% for the six months ended March 31, 2013 from 29% for the six months ended March 31, 2012. The $20.2 million increase was primarily due to a $9.9 million increase in third party software and data costs, a $6.1 million increase in personnel and labor costs, and a $2.0 million increase in outside services cost. The increase in third party software and data costs was mainly related to integration of lower-margin products from our Adeptra and CR Software acquisitions in September and November 2012, respectively, as well as an increase in sales of our other products that require data acquisition. The increase in personnel and labor costs was primarily attributable to the increased headcount as a result of our recent acquisitions. The increase in outside services cost was due to an increase in use of external contractors as a result of increased services revenue.

Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2013.

Research and Development

Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.

The quarter over quarter increase of $2.0 million in research and development expenses was mainly due to a $1.8 million increase in personnel and labor costs, attributable to the increased headcount as a result of our recent acquisitions. Research and development expenses as a percentage of revenues was 9% during the quarter ended March 31, 2013, consistent with the quarter ended March 31, 2012.

The year-to-date period over period increase of $3.5 million in research and development expenses was mainly due to a $3.2 million increase in personnel and labor costs, attributable to the increased headcount as a result of our recent acquisitions. Research and development expenses as a percentage of revenues was 8% during the six months ended March 31, 2013, consistent with the six months ended March 31, 2012.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2013.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues increased to 38% for the quarter ended March 31, 2013 from 36% for the quarter ended March 31, 2012. The $10.6 million increase was primarily attributable to a $6.9 million increase in labor and personnel costs, a $1.0 million increase in equipment depreciation cost and a $0.8 million increase in allocated facilities and infrastructure costs. The increase in labor and personnel costs was primarily due to the increased headcount as a result of our recent acquisitions, as well as an increase in sales commission expense for the quarter ended March 31, 2013. The increase in equipment and software depreciation cost was due to timing of fixed assets placed in service. The increase in allocated facilities and infrastructure costs was primarily due to increased resource requirement as a result of our recent acquisitions.

Selling, general and administrative expenses as a percentage of revenues increased to 37% for the six months ended March 31, 2013 from 35% for the six months ended March 31, 2012. The $22.9 million increase was primarily attributable to a $17.7 million increase in labor and personnel costs, a $1.8 million increase in equipment depreciation cost and a $1.8 million increase in allocated facilities and infrastructure costs. The increase in labor and personnel costs was primarily due to the increased headcount as a result of our recent acquisitions, as well as an increase in sales commission expense for the six months ended March 31, 2013. The increase in equipment and software depreciation cost was due to timing of fixed assets placed in service. The increase in allocated facilities and infrastructure costs was primarily due to increased resources requirement as a result of our recent acquisitions.

Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2013.

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

The quarter over quarter increase of $2.1 million in amortization expense was attributable to the addition of intangible assets associated with our recent acquisitions of Entiera, Adeptra and CR Software, partially offset by certain intangible assets associated with our Dash acquisition becoming fully amortized in January 2012.

The year-to-date period over period increase of $3.6 million in amortization expense was attributable to the addition of intangible assets associated with our recent acquisitions of Entiera, Adeptra and CR Software, partially offset by certain intangible assets associated with our Dash acquisition becoming fully amortized in January 2012.

Over the next several quarters we expect that amortization expense will be slightly lower than the amortization expense we recorded during the quarter ended March 31, 2013 due to certain intangible assets associated with our London Bridge acquisition becoming fully amortized.

Restructuring and Acquisition-related

There were no restructuring or acquisition-related charges during the quarter ended March 31, 2013. During the six months ended March 31, 2013, we incurred net charges totaling $2.5 million consisting of severance costs and costs for vacating excess leased space. During the six months ended March 31, 2013, we also incurred $0.8 million in acquisition-related cost, mainly associated with our CR Software acquisition.

There were no restructuring or acquisition-related charges during the three and six months ended March 31, 2012.

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.1 million was attributable to lower average investment balances during the quarter ended March 31, 2013. The year-to-date period over period decrease in interest income of $0.2 million was attributable to lower average investment balances during the six months ended March 31, 2013.

Interest Expense

The quarter over quarter decrease in interest expense of $0.1 million was attributable to the $8.0 million principal payment in May 2012 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the quarter ended March 31, 2013.

The year-to-date period over period decrease in interest expense of $0.2 million was attributable to the $8.0 million principal payment in May 2012 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the six months ended March 31, 2013.

Over the next several quarters we expect that interest expense will be lower than levels recorded during the quarter ended March 31, 2013 due to $49 million principal payment due in May 2013.

Other Income (Expense), Net

Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

The quarter over quarter increase in other income (expense), net of $0.7 million was primarily attributable to a one-time vendor termination fee in the quarter ended March 31, 2012, as well as a decrease in foreign currency exchange loss during the quarter ended March 31, 2013.

The year-to-date period over period decrease in other expense, net of $1.1 million was primarily attributable to a decrease in foreign currency exchange loss, as well as a one-time vendor termination fee during the six months ended March 31, 2012.

Provision for Income Taxes

The effective income tax rate was 27.1% and 32.6% during the quarters ended March 31, 2013 and 2012, respectively, and 30.6% and 31.8% during the six months ended March 31, 2013 and 2012, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was primarily due to the re-enactment of the U.S. Federal Research and Development credit in January 2013. The 2012 effective tax rate was also negatively impacted by a one-time tax impact of a legal entity restructuring charge.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended March 31,
				Period-to-
			Period-to-Period	Period
Segment	2013	2012	Change	Percentage
	(In thousands)		(In thousands)
Applications	$30,930	$26,101	$4,829	19%
Scores	31,128	31,322	(194)	(1)%
Tools	2,610	4,395	(1,785)	(41)%
Corporate expenses	(21,445)	(17,505)	(3,940)	23%

Total segment operating income	43,223	44,313	(1,090)	(2)%
Unallocated share-based compensation	(6,413)	(4,627)	(1,786)	39%
Unallocated amortization expense	(3,604)	(1,490)	(2,114)	142%

Operating income	$33,206	$38,196	(4,990)	(13)%

	Six Months Ended March 31,
				Period-to-
			Period-to-Period	Period
Segment	2013	2012	Change	Percentage
	(In thousands)		(In thousands)
Applications	$63,902	$66,227	$(2,325)	(4)%
Scores	60,794	60,569	225	0%
Tools	6,071	6,645	(574)	(9)%
Corporate expenses	(32,057)	(30,369)	(1,688)	6%

Total segment operating income	98,710	103,072	(4,362)	(4)%
Unallocated share-based compensation	(12,245)	(9,384)	(2,861)	30%
Unallocated amortization expense	(6,976)	(3,420)	(3,556)	104%
Unallocated restructuring and acquisition related	(3,289)	—	(3,289)	—%

Operating income	$76,200	$90,268	(14,068)	(16)%

Applications

	Quarter Ended		Percentage of		Six Months Ended		Percentage of
	March 31,		Revenues		March 31,		Revenues
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)				(In thousands)
Segment revenues	$117,215	$96,134	100%	100%	$241,922	$206,350	100%	100%
Segment operating expense	(86,285)	(70,033)	(74)%	(73)%	(178,020)	(140,123)	(74)%	(68)%

Segment operating income	$30,930	$26,101	26%	27%	$63,902	$66,227	26%	32%

Scores

	Quarter Ended		Percentage of		Six Months Ended		Percentage of
	March 31,		Revenues		March 31,		Revenues
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)				(In thousands)
Segment revenues	$44,062	$44,425	100%	100%	$87,509	$86,967	100%	100%
Segment operating expense	(12,934)	(13,103)	(29)%	(29)%	(26,715)	(26,398)	(31)%	(30)%

Segment operating income	$31,128	$31,322	71%	71%	$60,794	$60,569	69%	70%

Tools

	Quarter Ended		Percentage of		Six Months Ended		Percentage of
	March 31,		Revenues		March 31,		Revenues
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)				(In thousands)
Segment revenues	$18,048	$18,962	100%	100%	$39,914	$36,553	100%	100%
Segment operating expense	(15,438)	(14,567)	(86)%	(77)%	(33,843)	(29,908)	(85)%	(82)%

Segment operating income	$2,610	$4,395	14%	23%	$6,071	$6,645	15%	18%

The quarter over quarter $5.0 million decrease in operating income was mainly attributable to a $20.9 million increase in segment operating expenses and a $2.1 million increase in amortization cost, partially offset by a $19.8 million increase in segment revenues.

At the segment level, the quarter over quarter $1.1 million decrease in segment operating income was driven by a $3.9 million increase in corporate operating expenses, a $1.8 million decrease in our Tools segment operating income, and a $0.2 million decrease in our Scores segment operating income, partially offset by a $4.8 million increase in our Applications segment operating income.

The quarter over quarter increase in Applications segment operating income was due to a $21.1 million increase in segment revenue primarily attributable to an increase in our mobility solutions and fraud solutions revenues, partially offset by a $16.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications was 26% for the quarter ended March 31, 2013, consistent with the percentage recorded during the quarter ended March 31, 2012.

The quarter over quarter decrease in Tools segment operating income was attributable primarily to a $0.9 million decrease in segment revenue and a $0.9 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Tools decreased to 14% from 23% mainly due to a decrease in sales of our higher margin software products and an increase in our lower margin services revenue.

The year-to-date period over period decrease of $14.1 million in operating income was mainly attributable to a $43.8 million increase in segment operating expenses, a $3.6 million increase in amortization cost and a $3.3 million increase in restructuring and acquisition-related cost, partially offset by a $39.5 million increase in segment revenues.

At the segment level, the year-to-date period over period decrease of $4.4 million in segment operating income was driven by a $2.3 million decrease in our Applications segment operating income, a $1.7 million increase in corporate operating expenses, a $0.6 million decrease in our Tools segment operating income, partially offset by a $0.2 million increase in our Scores segment operating income.

The year-to-date period over period decrease in Applications segment operating income was due to a $37.9 million increase in segment operating expenses, partially offset by a $35.6 million increase in segment revenue primarily attributable to an increase in our mobility solutions revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 26% from 32% mainly due to integration of lower margin products from our Adeptra acquisition.

The year-to-date period over period decrease in Tools segment operating income was attributable primarily to a $3.9 million increase in segment operating expenses, partially offset by a $3.3 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Tools decreased to 15% from 18% mainly due to an increase in our lower margin services revenues.

Capital Resources and Liquidity

Outlook

As of March 31, 2013, we had $131.2 million in cash, cash equivalents and short-term marketable security investments. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $49.0 million principal payment due in May 2013 on our Senior Notes issued in May 2008. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Summary of Cash Flows

	Six Months Ended March 31,
	2013	2012
	(in thousands)
Cash provided by/(used in):
Operating activities	$68,954	$83,476
Investing activities	(23,511)	47,025
Financing activities	15,900	(121,384)
Effect of exchange rate changes on cash	(1,802)	1,167

Increase in cash and cash equivalents	$59,541	$10,284

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $69.0 million during the six months ended March 31, 2013 from $83.5 million during the six months ended March 31, 2012. The decrease was primarily attributable to lower income for the six months ended March 31, 2013, as well as a decrease caused by the timing of receipts and payments in the ordinary course of business, including a $14.9 million decrease from timing of deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $23.5 million for the six months ended March 31, 2013 compared to net cash provided of $47.0 million for the six months ended March 31, 2012. The change was primarily driven by a $38.6 million decrease in proceeds from sales and maturities of marketable securities, net of purchases, as well as $28.4 million net cash used for the acquisition of CR Software during the six months ended March 31, 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $15.9 million during the six months ended March 31, 2013 compared to net cash used of $121.4 million during the six months ended March 31, 2012. The change was primarily due to $156.8 million of common stock repurchased in the six months ended March 31, 2012, partially offset by a decrease in cash generated from stock option exercises during the six months ended March 31, 2013.

Repurchases of Common Stock

In August 2012, our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. As of March 31, 2013, no purchase has been made under this authorization.

Dividends

During the quarter ended March 31, 2013, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of March 31, 2013, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes’ weighted average interest rate is 6.8% and the weighted average maturity is 7.9 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors. These Senior Notes have a weighted average interest rate of 5.20% and a weighted average maturity of 8 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of March 31, 2013 we were in compliance with all financial covenants under these facilities.

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

New Accounting Pronouncements Recently Issued or Adopted

On December 16, 2011 the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, which means that it will be effective for our fiscal year beginning October 1, 2013. Retrospective adoption is required. We do not believe that adoption of ASU 2011-11 will have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate and Equity Market Price

We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2013 and September 30, 2012:

	March 31, 2013			September 30, 2012
		Carrying	Average		Carrying	Average
	Cost Basis	Amount	Yield	Cost Basis	Amount	Yield
	(Dollars in thousands)
Cash and cash equivalents	$131,150	$131,150	0.01%	$71,609	$71,609	0.00%
Short-term investments	—	—	—	22,008	22,008	0.16%

	$131,150	$131,150	0.01%	$93,617	$93,617	0.04%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at March 31, 2013 and September 30, 2012:

	March 31, 2013			September 30, 2012
		Carrying			Carrying
	Principal	Amounts	Fair Value	Principal	Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$259,000	$259,000	$274,797	$259,000	$259,000	$275,201
July 2010 $245 million Senior Notes	$245,000	$245,000	$245,916	$245,000	$245,000	$243,866

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had no borrowings outstanding under the credit facility as of March 31, 2013.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at March 31, 2013 and September 30, 2012:

	March 31, 2013
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 3,050	$3,006	$—
Euro (EUR)	EUR 5,590	$7,167	$—
Buy foreign currency:
British pound (GBP)	GBP 6,030	$9,150	$—

	September 30, 2012
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	$—
Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	$—

The forward foreign currency contracts were all entered into on March 31, 2013 and September 30, 2012, respectively; therefore, the fair value was $0 on each of those dates.

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

Our revenues depend, to a great extent, upon conditions in the consumer banking and insurance industries. If our clients’ industries experience a downturn, it will likely harm our business, financial condition or results of operations.

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

Item 2. Sales of Unregistered Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Maximum Dollar
			Value of Shares
			that May Yet Be
	Total Number	Average	Purchased Under
	of Shares	Price Paid	the Plans or
Period	Purchased (1)	per Share	Programs (2)
January 1, 2013 through January 31, 2013	13,249	$44.64	$150,000,000
February 1, 2013 through February 28, 2013	6,164	$45.26	$150,000,000
March 1, 2013 through March 31, 2013	8	$44.02	$150,000,000

	19,421	$44.83	$150,000,000

(1)	All 19,421 shares were delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2013.
(2)	On August 16, 2012 our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. We did not repurchase any shares during the quarter ended March 31, 2013 pursuant to this program.

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

FAIR ISAAC CORPORATION

DATE: April 29, 2013	By	/S/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: April 29, 2013	By	/S/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q

For The Quarterly Period Ended March 31, 2013

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