Form 10-Q
period 2013-06-30
FAIR ISAAC CORP
filed 2013-07-30
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding on July 19, 2013 was 35,201,057 (excluding 53,655,726 shares held by the Company as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(Unaudited)
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$93,019	$71,609
Marketable securities available for sale, current portion	—	22,008
Accounts receivable, net	132,717	142,595
Prepaid expenses and other current assets	21,026	23,113

Total current assets	246,762	259,325
Marketable securities available for sale, less current portion	6,784	5,417
Other investments	11,033	11,083
Property and equipment, net	47,140	41,080
Goodwill	765,587	757,504
Intangible assets, net	59,373	52,299
Deferred income taxes	20,406	22,856
Other assets	7,058	9,047

Total assets	$1,164,143	$1,158,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,455	$18,958
Accrued compensation and employee benefits	37,944	50,043
Other accrued liabilities	29,324	43,645
Deferred revenue	50,522	47,959
Current maturities on debt	38,000	49,000

Total current liabilities	181,245	209,605
Senior notes	447,000	455,000
Other liabilities	20,661	19,600

Total liabilities	648,906	684,205

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 35,178 and 34,839 shares outstanding at June 30, 2013 and September 30, 2012, respectively)	352	348
Paid-in-capital	1,106,355	1,103,611
Treasury stock, at cost (53,679 and 54,018 shares at June 30, 2013 and September 30, 2012, respectively)	(1,724,197)	(1,718,570)
Retained earnings	1,164,240	1,104,825
Accumulated other comprehensive loss	(31,513)	(15,808)

Total stockholders’ equity	515,237	474,406

Total liabilities and stockholders’ equity	$1,164,143	$1,158,611

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues:
Transactional and maintenance	$129,422	$113,708	$385,759	$342,734
Professional services	32,306	31,993	98,752	91,147
License	22,044	14,777	68,606	56,467

Total revenues	183,772	160,478	553,117	490,348
Operating expenses:
Cost of revenues (1)	57,655	47,832	172,659	142,620
Research and development	18,570	14,890	49,143	41,925
Selling, general and administrative (1)	68,665	59,123	205,968	173,482
Amortization of intangible assets (1)	3,477	1,465	10,453	4,885
Restructuring and acquisition-related	197	—	3,486	—

Total operating expenses	148,564	123,310	441,709	362,912

Operating income	35,208	37,168	111,408	127,436
Interest income	15	82	45	276
Interest expense	(7,432)	(7,907)	(23,167)	(23,878)
Other income (expense), net	830	911	765	(271)

Income before income taxes	28,621	30,254	89,051	103,563
Provision for income taxes	8,999	9,505	27,513	32,805

Net income	19,622	20,749	61,538	70,758

Other comprehensive income:
Unrealized losses on investments	—	—	—	(8)
Translation adjustments	(1,284)	(5,720)	(15,705)	(2,266)

Comprehensive income	$18,338	$15,029	$45,833	$68,484

Earnings per share:
Basic	$0.55	$0.61	$1.74	$2.01

Diluted	$0.54	$0.59	$1.69	$1.95

Shares used in computing earnings per share:
Basic	35,499	34,004	35,400	35,126

Diluted	36,385	35,293	36,340	36,247

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5 to the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Paid-in-Capital	Treasury Stock	Earnings	Loss	Equity
	(In thousands, except per share data)
Balance at September 30, 2012	34,839	$348	$1,103,611	$(1,718,570)	$1,104,825	$(15,808)	$474,406
Share-based compensation	—	—	18,897	—	—	—	18,897
Issuance of treasury stock under employee stock plans	1,325	14	(18,398)	42,174	—	—	23,790
Tax effect from share-based payment arrangements	—	—	2,245	—	—	—	2,245
Repurchases of common stock	(986)	(10)	—	(47,801)	—	—	(47,811)
Dividends paid ($0.02 per share)	—	—	—	—	(2,123)	—	(2,123)
Net income	—	—	—	—	61,538	—	61,538
Translation adjustments	—	—	—	—	—	(15,705)	(15,705)

Balance at June 30, 2013	35,178	$352	$1,106,355	$(1,724,197)	$1,164,240	$(31,513)	$515,237

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$61,538	$70,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,160	14,555
Share-based compensation	18,897	15,466
Deferred income taxes	(5,515)	(1,864)
Tax effect from share-based payment arrangements	2,245	3,708
Excess tax benefits from share-based payment arrangements	(5,073)	(4,402)
Net amortization of premium on marketable securities	8	200
Benefit from provision for doubtful accounts, net	293	—
Net loss on sales of property and equipment	393	2
Changes in operating assets and liabilities:
Accounts receivable	9,977	(6,149)
Prepaid expenses and other assets	1,841	1,080
Accounts payable	4,987	6,970
Accrued compensation and employee benefits	(12,897)	(230)
Other liabilities	(1,213)	(10,099)
Deferred revenue	(464)	16,413

Net cash provided by operating activities	100,177	106,408

Cash flows from investing activities:
Purchases of property and equipment	(20,435)	(19,616)
Purchases of marketable securities	—	(48,067)
Proceeds from maturities of marketable securities	22,000	121,659
Cash paid for acquisitions, net of cash acquired	(32,874)	(18,192)
Distribution from (purchase of) cost method investees	50	(149)

Net cash provided by (used in) investing activities	(31,259)	35,635

Cash flows from financing activities:
Proceeds from revolving line of credit and other short-term loans	30,000	—
Payments on revolving line of credit and other short-term loans	(3,676)	—
Payments on Senior Notes	(49,000)	(8,000)
Proceeds from issuance of treasury stock under employee stock plans	23,790	39,609
Dividends paid	(2,123)	(2,111)
Repurchases of common stock	(47,811)	(191,056)
Excess tax benefits from share-based payment arrangements	5,073	4,402

Net cash used in financing activities	(43,747)	(157,156)

Effect of exchange rate changes on cash	(3,761)	(1,958)

Increase (decrease) in cash and cash equivalents	21,410	(17,071)
Cash and cash equivalents, beginning of year	71,609	135,752

Cash and cash equivalents, end of year	$93,019	$118,681

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$23,139	$30,415
Cash paid for interest	$24,480	$24,955

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

On February 5, 2013 the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” (ASU 2013-02). ASU 2013-02 requires reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of income and comprehensive income or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, which means that it will be effective for our fiscal year beginning October 1, 2013. Early adoption is permitted. We do not believe that adoption of ASU 2013-02 will have a significant impact on our condensed consolidated financial statements.

2. Acquisitions

On April 1, 2013, we acquired 100% of the common stock of Infoglide Software, Inc. (“Infoglide”) for $4.4 million in cash. Infoglide is a provider of entity resolution and social network analysis solutions used primarily to improve fraud detection, security and compliance. Infoglide’s solutions expedite fraud investigations and will further differentiate FICO’s fraud solutions in banking, insurance, retail and healthcare, as well as enabling FICO analytics to be applied to fraud, security and compliance challenges across multiple industries, including telecommunications and cyber-security. The pro forma impact of this acquisition was not deemed material to our results of operations.

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

The following table represents financial assets that we measured at fair value on a recurring basis at June 30, 2013 and September 30, 2012, respectively:

June 30, 2013	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of June 30, 2013
		(In thousands)
Assets:
Cash equivalents (1)	$672	$—	$672
Marketable securities (3)	6,784	—	6,784

Total	$7,456	$—	$7,456

September 30, 2012	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2012
		(In thousands)
Assets:
Cash equivalents (1)	$644	$—	$644
U.S. corporate debt (2)	—	2,008	2,008
U.S. government obligations (2)	—	20,000	20,000
Marketable securities (3)	5,417	—	5,417

Total	$6,061	$22,008	$28,069

(1)	Included in cash and cash equivalents on our balance sheet at June 30, 2013 and September 30, 2012. Not included in this table are cash deposits of $92.3 million and $71.0 million at June 30, 2013 and September 30, 2012, respectively.
(2)	Included in current marketable securities on our balance sheet at September 30, 2012.
(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at June 30, 2013 and September 30, 2012.

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

The following tables summarize our outstanding forward foreign currency contracts, by currency, at June 30, 2013 and September 30, 2012, respectively:

	June 30, 2013
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 6,550	$6,253	$—
Euro (EUR)	EUR 5,150	$6,771	$—
Buy foreign currency:
British pound (GBP)	GBP 7,068	$10,800	$—

	September 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	$—
Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	$—

The forward foreign currency contracts were all entered into on June 30, 2013 and September 30, 2012, respectively; therefore, their fair value was $0.

Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Foreign currency forward contracts	$131	$116	$(728)	$259

5. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$1,739	$92	$4,883	$789
Selling, general and administrative expenses	1,738	1,373	5,570	4,096

	$3,477	$1,465	$10,453	$4,885

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $170.5 million and $175.3 million as of June 30, 2013 and September 30, 2012, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2013, was as follows (in thousands):

Fiscal year
Remainder of fiscal 2013	$3,071
2014	11,342
2015	11,193
2016	10,964
2017	9,843
Thereafter	12,960

$59,373

The following table summarizes changes to goodwill during the nine months ended June 30, 2013, both in total and as allocated to our segments.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2012	$542,943	$146,648	$67,913	$757,504
Addition from acquisitions	17,457	—	—	17,457
Foreign currency translation adjustment	(7,848)		(1,526)	(9,374)

Balance at June 30, 2013	$552,552	$146,648	$66,387	$765,587

6. Composition of Certain Financial Statement Captions

The following table summarizes property and equipment, and the related accumulated depreciation and amortization.

	June 30, 2013	September 30, 2012
	(In thousands)
Property and equipment	$187,022	$189,519
Less: accumulated depreciation and amortization	(139,882)	(148,439)

	$47,140	$41,080

7. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of June 30, 2013, we had $30.0 million borrowings outstanding at an interest rate of 1.375% and were in compliance with all financial covenants under this credit facility.

8. Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Series A note matured on May 7, 2013 and the entire $41 million principal balance was repaid. The remaining 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 8.8 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of June 30, 2013, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $455.0 million and $504.0 million as of June 30, 2013 and September 30, 2012, respectively. The fair value of the Senior Notes was $462.3 million and $519.1 million as of June 30, 2013 and September 30, 2012, respectively. These estimated fair values are based on Level 2 inputs.

9. Restructuring Expenses

The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. These balances are expected to be paid by the end of fiscal 2018.

	Accrual at September 30, 2012	Expense Additions	Cash Payments	Expense Reversals	Accrual at June 30, 2013
	(In thousands)
Facilities charges	$3,333	$1,624	$(2,647)	$—	$2,310
Employee separation	2,471	1,095	(3,313)	(253)	—

	5,804	$2,719	$(5,960)	$(253)	2,310

Less: current portion	(4,944)				(2,116)

Non-current	$860				$194

10. Income Taxes

Effective Tax Rate

The effective income tax rate was 31.4% during the quarters ended June 30, 2013 and 2012, and 30.9% and 31.7% during the nine months ended June 30, 2013 and 2012, respectively.

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The slight decrease in our effective tax rate year over year was primarily due to the re-enactment of the U.S. Federal Research and Development credit in January 2013, as well as a one-time benefit of a tax adjustment in one state, partially offset by an adjustment to our income tax valuation allowance in another state. The 2012 effective tax rate was also negatively impacted by a one-time tax impact of a legal entity restructuring charge.

The total unrecognized tax benefit for uncertain tax positions at June 30, 2013 and September 30, 2012 is estimated to be approximately $8.8 million and $7.5 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. As of June 30, 2013 and September 30, 2012, we have accrued interest of $0.9 million and $0.7 million, respectively related to the unrecognized tax benefits.

11. Earnings Per Share

The following reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$19,622	$20,749	$61,538	$70,758

Denominator—share:
Basic weighted-average shares	35,499	34,004	35,400	35,126
Effect of dilutive securities	886	1,289	940	1,121

Diluted weighted-average shares	36,385	35,293	36,340	36,247

Earnings per share:
Basic	$0.55	$0.61	$1.74	$2.01

Diluted	$0.54	$0.59	$1.69	$1.95

We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the options’ exercise prices exceed the average market price of our common stock as their inclusion would be antidilutive. There were no options excluded for the quarter ended June 30, 2013. There were approximately 890,000 options excluded for the quarter ended June 30, 2012. There were approximately 145,000 and 1,669,000 options excluded for the nine months ended June 30, 2013 and 2012, respectively.

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

The following tables summarize segment information for the quarters and nine months ended June 30, 2013 and 2012:

	Quarter Ended June 30, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$75,537	$45,915	$7,970	$—	$129,422
Professional services	26,230	806	5,270	—	32,306
License	13,216	431	8,397	—	22,044

Total segment revenues	114,983	47,152	21,637	—	183,772
Segment operating expense	(87,688)	(12,977)	(17,569)	(20,004)	(138,238)

Segment operating income	$27,295	$34,175	$4,068	$(20,004)	45,534

Unallocated share-based compensation expense					(6,652)
Unallocated amortization expense					(3,477)
Unallocated restructuring and acquisition-related					(197)

Operating income					35,208
Unallocated interest income					15
Unallocated interest expense					(7,432)
Unallocated other income, net					830

Income before income taxes					$28,621

Depreciation expense	$3,789	$220	$536	$705	$5,250

	Quarter Ended June 30, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$64,729	$41,394	$7,585	$—	$113,708
Professional services	27,109	500	4,384	—	31,993
License	6,484	26	8,267	—	14,777

Total segment revenues	98,322	41,920	20,236	—	160,478
Segment operating expense	(69,964)	(12,821)	(13,790)	(19,188)	(115,763)

Segment operating income	$28,358	$29,099	$6,446	$(19,188)	44,715

Unallocated share-based compensation expense					(6,082)
Unallocated amortization expense					(1,465)

Operating income					37,168
Unallocated interest income					82
Unallocated interest expense					(7,907)
Unallocated other expense, net					911

Income before income taxes					$30,254

Depreciation expense	$2,420	$148	$229	$244	$3,041

	Nine Months Ended June 30, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$231,174	$130,558	$24,027	$—	$385,759
Professional services	79,704	3,333	15,715	—	98,752
License	46,027	770	21,809	—	68,606

Total segment revenues	356,905	134,661	61,551	—	553,117
Segment operating expense	(265,708)	(39,692)	(51,412)	(52,061)	(408,873)

Segment operating income	$91,197	$94,969	$10,139	$(52,061)	144,244

Unallocated share-based compensation expense					(18,897)
Unallocated amortization expense					(10,453)
Unallocated restructuring and acquisition-related					(3,486)

Operating income					111,408
Unallocated interest income					45
Unallocated interest expense					(23,167)
Unallocated other expense, net					765

Income before income taxes					$89,051

Depreciation expense	$10,564	$659	$1,487	$1,997	$14,707

	Nine Months Ended June 30, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$192,524	$127,227	$22,983	$—	$342,734
Professional services	77,192	1,309	12,646	—	91,147
License	34,956	351	21,160	—	56,467

Total segment revenues	304,672	128,887	56,789	—	490,348
Segment operating expense	(210,087)	(39,219)	(43,698)	(49,557)	(342,561)

Segment operating income	$94,585	$89,668	$13,091	$(49,557)	147,787

Unallocated share-based compensation expense					(15,466)
Unallocated amortization expense					(4,885)

Operating income					127,436
Unallocated interest income					276
Unallocated interest expense					(23,878)
Unallocated other expense, net					(271)

Income before income taxes					$103,563

Depreciation expense	$7,600	$540	$871	$659	$9,670

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

A significant portion of our revenues are derived from the sale of products and services within the consumer banking industry, and approximately 73% and 74% of our revenues during the quarters ended June 30, 2013 and 2012, respectively, and 73% and 75% of our revenues during the nine months ended June 30, 2013 and 2012, respectively, were derived from within this industry. Our remaining revenues are primarily derived from the insurance, healthcare and retail industries. Our revenues derived from clients outside the United States have generally grown, and may in the future grow, more rapidly than our revenues from domestic clients. International revenues totaled $71.9 million and $58.8 million during the quarters ended June 30, 2013 and 2012, respectively, representing 39% and 37% of total consolidated revenues in each of these periods. International revenues totaled $217.7 and $188.1 million during the nine months ended June 30, 2013 and 2012, respectively, representing 39% and 38% of total consolidated revenues in each of these periods.

A significant portion of our revenues is derived from transactional or unit-based software license fees, annual license fees under long-term software license arrangements, transactional fees derived under scoring, network service or internal hosted software arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for approximately 70% and 71% of our revenues during the quarters ended June 30, 2013 and 2012, respectively. Arrangements with transactional or unit-based pricing accounted for approximately 70% of our revenues during the nine months ended June 30, 2013 and

2012. The recurrence of these revenues is, to a significant degree, dependent upon our clients’ continued usage of our products and services in their business activities. The more significant activities underlying the use of our products in these areas include: credit and debit card usage or active account levels; lending acquisition, origination and customer management activity; and customer acquisition, cross selling and retention programs. We also derive revenues from other sources which generally do not recur and include, but are not limited to, perpetual or time-based licenses with upfront payment terms and non-recurring consulting service arrangements.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(in millions)			(months)
Quarter Ended June 30, 2013	$70.2	28%	17	23
Quarter Ended June 30, 2012	$57.5	29%	8	16
Nine Months Ended June 30, 2013	$236.9	36%	43	NM
Nine Months Ended June 30, 2012	$195.2	39%	35	NM

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.
(2)	NM – Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 28% of total bookings for the quarters ended June 30, 2013 and 2012. Professional services bookings were 43% and 52% of total bookings for the quarters ended June 30, 2013 and 2012, respectively. License bookings were 29% and 20% of total bookings for the quarters ended June 30, 2013 and 2012, respectively.

Transactional and maintenance bookings were 36% and 33% of total bookings for the nine months ended June 30, 2013 and 2012, respectively. Professional services bookings were 40% and 47% of total bookings for the nine months ended June 30, 2013 and 2012, respectively. License bookings were 24% and 20% of total bookings for the nine months ended June 30, 2013 and 2012, respectively.

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

RESULTS OF OPERATIONS

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2013	2012	2013	2012	Change	Change
	(In thousands)				(In thousands)
Applications	$114,983	$98,322	63%	61%	$16,661	17%
Scores	47,152	41,920	25%	26%	5,232	12%
Tools	21,637	20,236	12%	13%	1,401	7%

Total revenue	$183,772	$160,478	100%	100%	23,294	15%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2013	2012	2013	2012	Change	Change
	(In thousands)				(In thousands)
Applications	$356,905	$304,672	65%	62%	$52,233	17%
Scores	134,661	128,887	24%	26%	5,774	4%
Tools	61,551	56,789	11%	12%	4,762	8%

Total revenue	$553,117	$490,348	100%	100%	62,769	13%

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Applications

	Quarter Ended June 30		Period-to- Period	Period-to- Period Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$75,537	$64,729	$10,808	17%
Professional services	26,230	27,109	(879)	(3)%
License	13,216	6,484	6,732	104%

Total	$114,983	$98,322	16,661	17%

Applications segment revenues increased $16.7 million primarily due to a $14.4 million increase in our mobility solutions, a $3.7 million increase in our fraud solutions and a $3.0 million increase in our collections & recovery solutions, partially offset by a $3.2 million decrease in our marketing solutions.

The increase in mobility solutions revenues was due to our Adeptra acquisition in September 2012. The increase in fraud solutions revenues was primarily attributable to an increase in software revenue partially offset by a decrease in transactional and services revenues. The increase in collections & recovery solutions revenues was mainly due to our CR Software acquisition in November 2012, partially offset by a decrease in revenues generated from our Debt Manager product. The decrease in marketing solutions revenues was primarily attributable to the early termination of a large customer in December 2012.

Scores

	Quarter Ended June 30,		Period-to- Period	Period-to- Period Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$45,915	$41,394	$4,521	11%
Professional services	806	500	306	61%
License	431	26	405	1,558%

Total	$47,152	$41,920	5,232	12%

Scores segment revenues increased $5.2 million due to an increase of $3.2 million in our business-to-business Scores revenue and an increase of $2.0 million in our myFICO business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to increased volumes related to the overall improvement of the macroeconomic environment. The increase in business-to-consumer services was primarily attributable to stronger direct sales generated from the myFICO.com website partially offset by a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies.

During the quarters ended June 30, 2013 and 2012, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 17% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Quarter Ended June 30,		Period-to- Period	Period-to- Period Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$7,970	$7,585	$385	5%
Professional services	5,270	4,384	886	20%
License	8,397	8,267	130	2%

Total	$21,637	$20,236	1,401	7%

Tools segment revenues increased $1.4 million primarily due to increased revenue from professional services.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Applications

	Nine Months Ended June 30,		Period-to- Period	Period-to- Period Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$231,174	$192,524	$38,650	20%
Professional services	79,704	77,192	2,512	3%
License	46,027	34,956	11,071	32%

Total	$356,905	$304,672	52,233	17%

Applications segment revenues increased $52.2 million primarily due to a $40.8 million increase in our mobility solutions, a $7.5 million increase in our collections & recovery solutions, and a $2.7 million increase in our customer management solutions.

The increase in mobility solutions was due to our Adeptra acquisition in September 2012. The increase in collections & recovery solutions was primarily attributable to our CR software acquisition in November 2012, partially offset by a decrease in revenues generated from our Debt Manager product. The increase in customer management solutions was due to increased license and services revenues.

Scores

	Nine Months Ended June 30,		Period-to- Period	Period-to- Period Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$130,558	$127,227	$3,331	3%
Professional services	3,333	1,309	2,024	155%
License	770	351	419	119%

Total	$134,661	$128,887	5,774	4%

Scores segment revenues increased $5.8 million due to an increase of $3.3 million in our myFICO business-to-consumer services and an increase of $2.4 million in our business-to-business Scores revenue. The increase in business-to-consumer services was primarily attributable to stronger direct sales generated from the myFICO.com website partially offset by a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies. The increase in our business-to-business Scores was primarily attributable to an increase in Credit Bureau Risk Scores revenue, partially offset by a decrease in PreScore revenue.

During the nine months ended June 30, 2013 and 2012, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 16% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Nine Months Ended June 30,		Period-to- Period	Period-to- Period Percentage
	2013	2012	Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$24,027	$22,983	$1,044	5%
Professional services	15,715	12,646	3,069	24%
License	21,809	21,160	649	3%

Total	$61,551	$56,789	4,762	8%

Tools segment revenues increased $4.8 million primarily due to increased services revenue related to our Blaze and third-party products in our rules management tools.

Operating Expenses and Other Income (Expense)

The following table sets forth certain summary information related to our statements of income and comprehensive income for the fiscal periods indicated:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2013	2012	2013	2012	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$183,772	$160,478	100%	100%	$23,294	15%
Operating expenses:
Cost of revenues	57,655	47,832	32%	30%	9,823	21%
Research and development	18,570	14,890	10%	9%	3,680	25%
Selling, general and administrative	68,665	59,123	37%	37%	9,542	16%
Amortization of intangible assets	3,477	1,465	2%	1%	2,012	137%
Restructuring and acquisition-related	197	—	—%	—%	197	—%

Total operating expenses	148,564	123,310	81%	77%	25,254	20%

Operating income	35,208	37,168	19%	23%	(1,960)	(5)%
Interest income	15	82	—%	—%	(67)	(82)%
Interest expense	(7,432)	(7,907)	(4)%	(5)%	475	(6)%
Other income, net	830	911	—%	1%	(81)	(9)%

Income from operations before income taxes	28,621	30,254	15%	19%	(1,633)	(5)%
Provision for income taxes	8,999	9,505	4%	6%	(506)	(5)%

Net income	$19,622	$20,749	11%	13%	(1,127)	(5)%

Number of employees at quarter end	2,460	2,171			289	13%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to- Period	Period-to- Period Percentage
	2013	2012	2013	2012	Change	Change
	(In thousands)				(In thousands)
Revenues	$553,117	$490,348	100%	100%	$62,769	13%
Operating expenses:
Cost of revenues	172,659	142,620	31%	29%	30,039	21%
Research and development	49,143	41,925	9%	8%	7,218	17%
Selling, general and administrative	205,968	173,482	37%	36%	32,486	19%
Amortization of intangible assets	10,453	4,885	2%	1%	5,568	114%
Restructuring and acquisition-related	3,486	—	1%	—%	3,486	—%

Total operating expenses	441,709	362,912	80%	74%	78,797	22%

Operating income	111,408	127,436	20%	26%	(16,028)	(13)%
Interest income	45	276	—%	—%	(231)	(84)%
Interest expense	(23,167)	(23,878)	(4)%	(5)%	711	(3)%
Other income (expense), net	765	(271)	—%	—%	1,036	(382)%

Income from operations before income taxes	89,051	103,563	16%	21%	(14,512)	(14)%
Provision for income taxes	27,513	32,805	5%	7%	(5,292)	(16)%

Net income	$61,538	$70,758	11%	14%	(9,220)	(13)%

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

Cost of revenues as a percentage of revenues increased to 32% for the quarter ended June 30, 2013 from 30% for the quarter ended June 30, 2012. The $9.8 million increase was primarily due to a $4.4 million increase in third party software and data costs and a $3.3 million increase in personnel and labor costs. The increase in third party software and data costs was mainly related to integration of lower-margin products from our Adeptra and CR Software acquisitions in September and November 2012, respectively, as well as an increase in sales of our other products that require data acquisition. The increase in personnel and labor costs was primarily attributable to the increased headcount as a result of our recent acquisitions.

Cost of revenues as a percentage of revenues increased to 31% for the nine months ended June 30, 2013 from 29% for the nine months ended June 30, 2012. The $30.0 million increase was primarily due to a $14.4 million increase in third party software and data costs, a $9.5 million increase in personnel and labor costs, and a $2.4 million increase in outside services cost. The increase in third party software and data costs was mainly related to integration of lower-margin products from our Adeptra and CR Software acquisitions in September and November 2012, respectively, as well as an increase in sales of our other products that require data acquisition. The increase in personnel and labor costs was primarily attributable to the increased headcount as a result of our recent acquisitions. The increase in outside services cost was due to an increase in use of external contractors as a result of increased services revenue.

Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended June 30, 2013.

Research and Development

Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.

Research and development expenses as a percentage of revenues increased to 10% for the quarter ended June 30, 2013 from 9% for the quarter ended June 30, 2012. The $3.7 million increase was mainly due to a $3.5 million increase in personnel and labor costs, attributable to the increased headcount as a result of our recent acquisitions.

Research and development expenses as a percentage of revenues increased to 9% for the nine months ended June 30, 2013 from 8% for the nine months ended June 30, 2012. The $7.2 million increase was mainly due to a $6.8 million increase in personnel and labor costs, attributable to the increased headcount as a result of our recent acquisitions.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended June 30, 2013.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.

The quarter over quarter increase of $9.5 million in selling, general and administrative expenses was primarily attributable to a $3.8 million increase in labor and personnel costs, a $2.6 million increase in marketing related travel and entertainment expenses and a $1.5 million increase in equipment and software depreciation cost. The increase in labor and personnel costs was primarily due to the increased headcount as a result of our recent acquisitions, as well as an increase in sales commission expense for the quarter ended June 30, 2013. The increase in marketing related travel and entertainment expenses was primarily attributable to a company marketing event held in the quarter ended June 30, 2013. The increase in equipment and software depreciation cost was due to timing of fixed assets placed in service. Selling, general and administrative expenses as a percentage of revenues was 37% during the quarter ended June 30, 2013, consistent with the quarter ended June 30, 2012.

Selling, general and administrative expenses as a percentage of revenues increased to 37% for the nine months ended June 30, 2013 from 36% for the nine months ended June 30, 2012. The $32.5 million increase was primarily attributable to a $21.6 million increase in labor and personnel costs, a $3.3 million increase in equipment and software depreciation cost and a $2.5 million increase in allocated facilities and infrastructure costs. The increase in labor and personnel costs was primarily due to the increased headcount as a result of our recent acquisitions, as well as an increase in sales commission expense for the nine months ended June 30, 2013. The increase in equipment and software depreciation cost was due to timing of fixed assets placed in service. The increase in allocated facilities and infrastructure costs was primarily due to increased resource requirement as a result of our recent acquisitions.

Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended June 30, 2013.

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

The quarter over quarter increase of $2.0 million in amortization expense was attributable to the addition of intangible assets associated with our recent acquisitions of Entiera, Adeptra, CR Software and Infoglide, partially offset by certain intangible assets associated with our London Bridge acquisition becoming fully amortized in May 2013.

The year-to-date period over period increase of $5.6 million in amortization expense was attributable to the addition of intangible assets associated with our recent acquisitions of Entiera, Adeptra, CR Software and Infoglide, partially offset by certain intangible assets associated with our Dash and London Bridge acquisitions becoming fully amortized in January 2012 and May 2013, respectively.

Over the next several quarters we expect that amortization expense will be slightly lower than the amortization expense we recorded during the quarter ended June 30, 2013 due to certain intangible assets associated with our London Bridge acquisition becoming fully amortized in May 2013.

Restructuring and Acquisition-related

During the quarter ended June 30, 2013, we incurred $0.2 million in acquisition-related cost associated with our Infoglide acquisition. During the quarter ended December 31, 2012, we incurred $0.8 million in acquisition-related cost, mainly associated with our CR Software acquisition.

There were no restructuring charges during the quarter ended June 30, 2013. During the nine months ended June 30, 2013, we incurred net charges totaling $2.5 million consisting of severance costs and costs for vacating excess leased space.

There were no restructuring or acquisition-related charges during the three and nine months ended June 30, 2012.

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements. The quarter over quarter decrease in interest income of $0.1 million was attributable to lower average investment balances during the quarter ended June 30, 2013. The year-to-date period over period decrease in interest income of $0.2 million was attributable to lower average investment balances during the nine months ended June 30, 2013.

Interest Expense

The quarter over quarter decrease in interest expense of $0.5 million was attributable to the $8.0 million and $49.0 million principal payment in May 2012 and May 2013, respectively, on the Senior Notes issued in May 2008 resulting in lower average debt balance for the quarter ended June 30, 2013.

The year-to-date period over period decrease in interest expense of $0.7 million was attributable to the $8.0 million and $49.0 million principal payment in May 2012 and May 2013, respectively, on the Senior Notes issued in May 2008 resulting in lower average debt balance for the nine months ended June 30, 2013.

Over the next several quarters we expect that interest expense will be lower than levels recorded during the quarter ended June 30, 2013 due to the $49 million principal payment made in May 2013.

Other Income (Expense), Net

Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-denominated receivable and cash balances into the U.S. dollar functional currency at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

The quarter over quarter decrease in other income (expense), net of $0.1 million was primarily attributable to an increase in foreign exchange currency loss, partially offset by an increase in other dividend income.

The year-to-date period over period increase in other income (expense), net of $1.0 million was primarily attributable to a decrease in foreign currency exchange loss, as well as a one-time vendor termination fee during the nine months ended June 30, 2012.

Provision for Income Taxes

The effective income tax rate was 31.4% during the quarters ended June 30, 2013 and 2012, and 30.9% and 31.7% during the nine months ended June 30, 2013 and 2012, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The slight decrease in our effective tax rate year over year was primarily due to the re-enactment of the U.S. Federal Research and Development credit in January 2013, as well as a one-time benefit of a tax adjustment in one state, partially offset by an adjustment to our income tax valuation allowance in another state. The 2012 effective tax rate was also negatively impacted by a one-time tax impact of a legal entity restructuring charge.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated.

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
Segment	2013	2012	Period Change	Change
	(In thousands)		(In thousands)
Applications	$27,295	$28,358	$(1,063)	(4)%
Scores	34,175	29,099	5,076	17%
Tools	4,068	6,446	(2,378)	(37)%
Corporate expenses	(20,004)	(19,188)	(816)	4%

Total segment operating income	45,534	44,715	819	2%
Unallocated share-based compensation	(6,652)	(6,082)	(570)	9%
Unallocated amortization expense	(3,477)	(1,465)	(2,012)	137%
Unallocated restructuring and acquisition related	(197)	—	(197)	—%

Operating income	$35,208	$37,168	(1,960)	(5)%

	Nine Months Ended June 30,		Period-to- Period	Period-to- Period Percentage
Segment	2013	2012	Change	Change
	(In thousands)		(In thousands)
Applications	$91,197	$94,585	$(3,388)	(4)%
Scores	94,969	89,668	5,301	6%
Tools	10,139	13,091	(2,952)	(23)%
Corporate expenses	(52,061)	(49,557)	(2,504)	5%

Total segment operating income	144,244	147,787	(3,543)	(2)%
Unallocated share-based compensation	(18,897)	(15,466)	(3,431)	22%
Unallocated amortization expense	(10,453)	(4,885)	(5,568)	114%
Unallocated restructuring and acquisition related	(3,486)	—	(3,486)	—%

Operating income	$111,408	$127,436	(16,028)	(13)%

Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)				(In thousands)
Segment revenues	$114,983	$98,322	100%	100%	$356,905	$304,672	100%	100%
Segment operating expense	(87,688)	(69,964)	(76)%	(71)%	(265,708)	(210,087)	(74)%	(69)%

Segment operating income	$27,295	$28,358	24%	29%	$91,197	$94,585	26%	31%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)				(In thousands)
Segment revenues	$47,152	$41,920	100%	100%	$134,661	$128,887	100%	100%
Segment operating expense	(12,977)	(12,821)	(28)%	(31)%	(39,692)	(39,219)	(29)%	(30)%

Segment operating income	$34,175	$29,099	72%	69%	$94,969	$89,668	71%	70%

Tools

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)				(In thousands)
Segment revenues	$21,637	$20,236	100%	100%	$61,551	$56,789	100%	100%
Segment operating expense	(17,569)	(13,790)	(81)%	(68)%	(51,412)	(43,698)	(84)%	(77)%

Segment operating income	$4,068	$6,446	19%	32%	$10,139	$13,091	16%	23%

The quarter over quarter $2.0 million decrease in operating income was mainly attributable to a $22.5 million increase in segment operating expenses and a $2.0 million increase in amortization cost, partially offset by a $23.3 million increase in segment revenues.

At the segment level, the quarter over quarter $0.8 million increase in segment operating income was driven by a $5.1 million increase in our Scores segment operating income, partially offset by a $2.4 million decrease in our Tools segment operating income, a $1.1 million decrease in our Applications segment operating income, and a $0.8 million increase in corporate operating expenses.

The quarter over quarter decrease in Applications segment operating income was due to a $17.7 million increase in segment operating expenses, partially offset by a $16.6 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 24% from 29% mainly due to integration of lower margin products from our recent acquisitions.

The quarter over quarter increase in Scores segment operating income was due to a $5.2 million increase in segment revenue attributable to both our myFICO business to consumer services and business to business services. Segment operating income as a percentage of segment revenue for Scores was 72% for the quarter ended June 30, 2013, materially consistent with the quarter ended June 30, 2012.

The quarter over quarter decrease in Tools segment operating income was due to a $3.8 million increase in segment operating expenses, partially offset by a $1.4 increase in segment revenue. Segment operating income as a percentage of segment revenue for Tools decreased to 19% from 32% mainly due to a decrease in sales of our higher margin software products and an increase in our lower margin services revenue as well as third party software products.

The year-to-date period over period decrease of $16.0 million in operating income was mainly attributable to a $66.3 million increase in segment operating expenses, a $5.6 million increase in amortization cost, a $3.5 million increase in restructuring and acquisition-related cost, and a $3.4 million increase in stock-based compensation, partially offset by a $62.8 million increase in segment revenues.

At the segment level, the year-to-date period over period decrease of $3.5 million in segment operating income was driven by a $3.4 million decrease in our Applications segment operating income, a $2.9 million decrease in our Tools segment operating income, and a $2.5 million increase in corporate operating expenses, partially offset by a $5.3 million increase in our Scores segment operating income.

The year-to-date period over period decrease in Applications segment operating income was due to a $55.6 million increase in segment operating expenses, partially offset by a $52.2 million increase in segment revenue primarily attributable to an increase in our mobility solutions revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 26% from 31% mainly due to integration of lower margin products from our recent acquisitions.

The year-to-date period over period increase in Scores segment operating income was due to a $5.8 million increase in segment revenue attributable to both our myFICO business to consumer services and business to business services, partially offset by a $0.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 71% for the nine months ended June 30, 2013, materially consistent with the nine months ended June 30, 2012.

The year-to-date period over period decrease in Tools segment operating income was attributable primarily to a $7.7 million increase in segment operating expenses, partially offset by a $4.8 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Tools decreased to 16% from 23% mainly due to an increase in our lower margin services revenues and third party software product sales.

Capital Resources and Liquidity

Outlook

As of June 30, 2013, we had $93.0 million in cash and cash equivalents. We believe that these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Summary of Cash Flows

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Cash provided by/(used in):
Operating activities	$100,177	$106,408
Investing activities	(31,259)	35,635
Financing activities	(43,747)	(157,156)
Effect of exchange rate changes on cash	(3,761)	(1,958)

Increase (decrease) in cash and cash equivalents	$21,410	$(17,071)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $100.2 million during the nine months ended June 30, 2013 from $106.4 million during the nine months ended June 30, 2012. The decrease was primarily attributable to lower income for the nine months ended June 30, 2013, as well as a decrease caused by the timing of receipts and payments in the ordinary course of business, including a $16.9 million decrease from timing of deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $31.3 million for the nine months ended June 30, 2013 compared to net cash provided of $35.6 million for the nine months ended June 30, 2012. The change was primarily driven by a $51.6 million decrease in proceeds from sales and maturities of marketable securities, net of purchases, as well as $14.7 million increase in net cash used for acquisitions during the nine months ended June 30, 2013.

Cash Flows from Financing Activities

Net cash used in financing activities decreased to $43.7 million during the nine months ended June 30, 2013 from $157.2 million during the nine months ended June 30, 2012. The change was primarily due to a $143.2 million decrease in repurchases of common stock, partially offset by a $15.8 million decrease in cash generated from stock option exercises and a $14.7 million increase in payments of senior notes and short term loan, net of proceeds from revolving line of credit during the nine months ended June 30, 2013.

Repurchases of Common Stock

In August 2012, our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. Pursuant to this program during the three and nine months ended June 30, 2013 we repurchased 985,606 shares of our common stock for $47.8 million. As of June 30, 2013, we had $102.2 million remaining under the August 2012 authorization.

Dividends

During the quarter ended June 30, 2013, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of June 30, 2013, we had $30.0 million borrowings outstanding at an interest rate of 1.375% and were in compliance with all financial covenants under this credit facility.

Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Series A note matured on May 7, 2013 and the entire $41 million principal balance was repaid. The remaining 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 8.8 years. In July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is

5.2% and the weighted average maturity is 8.0 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of June 30, 2013 we were in compliance with all financial covenants under these facilities.

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

Hosting Services

We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP transactions when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of the Company’s fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the expected life of the customer relationship. ASP transactional fees are recorded monthly as earned.

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

Valuation of Goodwill and Other Intangible Assets – Impairment Assessment

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affects the amount of current and future period charges and amortization expense. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations. We amortize our finite-lived intangible assets over the estimated useful lives. Goodwill is not amortized, but is assessed at least annually for impairment.

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

On February 5, 2013 the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” (ASU 2013-02). ASU 2013-02 requires reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of income and comprehensive income or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, which means that it will be effective for our fiscal year beginning October 1, 2013. Early adoption is permitted. We do not believe that adoption of ASU 2013-02 will have a significant impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate and Equity Market Price

We maintain an investment portfolio consisting mainly of income securities with an average maturity of three years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2013 and September 30, 2012:

	June 30, 2013			September 30, 2012
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$93,019	$93,019	0.00%	$71,609	$71,609	0.00%
Short-term investments	—	—	—	22,008	22,008	0.16%

	$93,019	$93,019	0.00%	$93,617	$93,617	0.04%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at June 30, 2013 and September 30, 2012:

	June 30, 2013			September 30, 2012
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$210,000	$210,000	$221,678	$259,000	$259,000	$275,201
July 2010 $245 million Senior Notes	$245,000	$245,000	$240,660	$245,000	$245,000	$243,866

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $30.0 million borrowings outstanding under the credit facility as of June 30, 2013.

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

The following table summarizes our outstanding forward foreign currency contracts, by currency at June 30, 2013 and September 30, 2012, respectively:

	June 30, 2013
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 6,550	$6,253	$—
Euro (EUR)	EUR 5,150	$6,771	$—
Buy foreign currency:
British pound (GBP)	GBP 7,068	$10,800	$—

	September 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	$—
Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	$—

The forward foreign currency contracts were all entered into on June 30, 2013 and September 30, 2012, respectively; therefore, the fair value was $0 on each of those dates.

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

Item 2.	Sales of Unregistered Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	99,205	$45.72	85,308	$146,088,871
May 1, 2013 through May 31, 2013	803,996	$48.78	800,298	$107,051,273
June 1, 2013 through June 30, 2013	102,391	$48.56	100,000	$102,189,447

	1,005,592	$48.45	985,606	$102,189,447

(1)	Includes 19,986 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2013.
(2)	On August 16, 2012 our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation (incorporated by reference to Exhibit 3.2 to the company’s Form 10-Q filed on February 8, 2010).

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on February 8, 2010).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE: July 30, 2013	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer (for Registrant as duly authorized officer and as Principal Financial Officer)

DATE: July 30, 2013	By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q

For The Quarterly Period Ended June 30, 2013

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