Form 10-K
period 2013-09-30
FAIR ISAAC CORP
filed 2013-11-12
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,031,516,584 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on October 31, 2013 was 34,567,208 (excluding 54,289,575 shares held by the Company as treasury stock).

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 11, 2014.

FORWARD LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2014.

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

We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in over 90 countries use our decision management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, healthcare organizations and public agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure in the United States of consumer credit risk, empowering them to manage their financial health.

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

PRODUCTS AND SERVICES

We use analytics to help businesses automate, improve and connect decisions across the enterprise, an approach we commonly refer to as decision management. Most of our solutions address customer engagement, including customer acquisition, customer servicing and management, and customer protection. We also help businesses improve noncustomer decisions such as transaction and claims processing. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

Our Segments

We categorize our products and services into the following three operating segments:

•

Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud, collections and insurance claims management — as well as associated professional services.

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

•

Tools. This segment is composed of software tools that clients can use to create their own custom decision management applications, our new FICO® Decision Management Platform, the FICO® Analytic Cloud, as well as associated professional services.

Comparative segment revenues, operating income and related financial information for fiscal 2013, 2012 and 2011 are set forth in Note 17 to the accompanying consolidated financial statements.

Our Solutions

Our solutions involve four fundamental disciplines:

•

Predictive analytics that identify the risks and opportunities associated with individual customers, prospects and transactions, in order to detect patterns such as risk and fraud, and that improve the design of decision logic or “strategies”;

•	Data management and profiling that bring extensive consumer information to every decision;

•	Software such as rules management systems that implement business rules, models and decision strategies, often in a real-time environment, as well as software for managing customer engagement; and

•	Consulting services that help clients make the most of investments in FICO applications, tools and scores in the shortest possible time.

All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and risks incurred in making decisions. With the announcement of the FICO® Analytic Cloud for creating, customizing and deploying powerful analytic services and the new FICO® Decision Management Platform in May 2013, we will now offer clients an increasing portfolio of applications and services in the cloud.

Applications

We develop industry-tailored decision management applications, categorized as applications, which apply analytics, data management and decision management software to specific business challenges and processes. These include credit offer prescreening, insurance claims management and others. Our applications primarily serve clients in the banking, insurance, healthcare, retail and public sectors. Within our applications segment our fraud solutions accounted for 22%, 25% and 23% of total revenues in each of fiscal 2013, 2012 and 2011, respectively; our customer management solutions accounted for 11%, 13% and 13% of total revenues, in each of these periods, respectively; and our collections & recovery solutions accounted for 9%, 8% and 8% for each of these periods, respectively.

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

Fraud Management Applications

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

FICO® Fraud Predictor with Merchant Profiles is used in conjunction with Falcon Fraud Manager on payment card monitoring for credit and debit to improve fraud detection rates through the inclusion of merchant profiles. Merchant profiles are built using fraud and transactional data that include characteristics revealing which merchants have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant, among others.

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

FICO® Claims Fraud Solution provides auto and other property and casualty insurers with a powerful integrated set of sophisticated components that are configured to detect and prioritize claims fraud incidents so that most clients experience payback on the solution in a matter of months, not years.

FICO® Merchant Monitoring Solution enables merchant acquirers to identify the full spectrum of merchant risk including fraud, card association non-compliance, bankruptcy, and merchant attrition risk to mitigate losses while increasing portfolio volumes.

Collections & Recovery Applications

In November 2012, FICO acquired CR Software, LLC (“CR Software”), a leading provider of enterprise-class collections and recovery solutions for credit issuers, government organizations, collection agencies, retailers and health care providers and enterprises. CR Software Titanium ORE™ (Open Receivables Environment) is the foundation of FICO® Debt Manager™ 9, introduced in April 2013. FICO® Debt ManagerTM solution and FICO® PlacementsPlus® service automate the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. PlacementsPlus® facilitates control over the distribution and management of accounts to agencies, attorneys, debt buyers and internal recovery departments. Companies using our Debt Manager™ and PlacementsPlus® solutions in the U.S. can access partner services such as collection agencies and attorneys via FICO® Network Services, which provides web-based access to and from thousands of third-party collections and recovery service providers, as well as access to multiple data sources and FICO solutions hosted in Active Service Pages (“ASP”) mode.

Mobility Applications

FICO® Adeptra® Mobile Services Platform provides cloud-based customer engagement and risk intervention solutions. Delivered as software as a service (“SaaS”), it enables leading financial services institutions and other businesses to take advantage of the explosion in mobile communication to manage risk, fight fraud and dramatically improve the customer experience, all in real time. By using FICO® Adeptra® Mobile Services Platform combined with FICO’s decision management applications, businesses can move from defining, changing and testing decisions to executing and resolving customer interactions while improving customer outcomes.

New offerings for FICO include: FICO® Adeptra® Fraud Resolution Manager, which enables clients to engage with customers rapidly and effectively to identify true cases of fraud; FICO® Adeptra® Risk Intervention Manager, which enables clients to interact with customers using preferred channels, treatments and schedules to manage past due payments; and FICO® Adeptra® Origination Interaction Manager, which facilitates effective, scalable and targeted two-way multi-channel engagement across a range of applications such as account activation, marketing and customer service.

Analytics

We perform custom predictive, descriptive and decision modeling and related analytic projects for clients in multiple industries to address multiple business processes across the customer life cycle. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business’s data and industry best practices to develop a highly customized solution. Most of this work falls under predictive analytics, decision analysis and optimization, which provide greater insight into customer preferences and future customer behavior. Within decision analysis and optimization, we apply data and proprietary algorithms to the design of customer treatment strategies.

We offer FICO® Economic Impact Service, which uses time series modeling of the macro economy to allow lenders to forecast future credit risk performance based on their views of the economy. The resulting insights can be used to adjust current credit policy as well as provide input into the calculation of regulatory capital requirements.

Entity Resolution

In April 2013, FICO acquired Infoglide Software, Inc. (“Infoglide”), which provides identity resolution and social network analysis software. The technology involved enables users to understand the relationships between their organization, customers, events, and third-party actors. Businesses can perform real-time searches across their enterprise data to find, match, and link similar entities and uncover hidden relationship between people, places and things. This technology complements FICO’s capabilities in the area of fraud and marketing analytics.

Scores

Our FICO® Scores are used in the majority of U.S. credit decisions, by nearly all of the major banks, credit card organizations, mortgage lenders and auto loan originators. These credit scores, developed based on third-party data, provide a consistent and objective measure of an individual’s credit risk. Credit grantors use our FICO® Scores in a variety of ways: to prescreen candidates for marketing programs; evaluate applicants for new credit; and manage existing customer accounts. The FICO® Scores are calculated by running data from the three national credit reporting agencies, TransUnion, Experian and Equifax through one of several proprietary scoring models developed by FICO. The resulting three digit FICO® Score, ranging from 300-850, is available in the United States and Canada. Lenders generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies share these fees with us. FICO® 8 Score, the most recent version of the FICO® Score, is currently available in the U.S. and Canada. The next version of the FICO® Score will be released in Fiscal 2014.

While the core FICO® Score is the foundation of our scoring portfolio, we offer many other products and services. The FICO® Expansion Score provides scores on U.S. consumers who have too few credit accounts being reported to the credit reporting agencies to generate a traditional FICO® Score. The score analyzes multiple sources of non-traditional credit data, such as subscription memberships, deposit account activity and utility payment histories. The FICO® Credit Capacity Index™ was the first market-ready predictive analytic to assess a consumer’s ability to pay new debt. It is available in the U.S. and the U.K. The FICO® Economic Impact Index was the first market-ready, economically adjusted measure of consumer risk available for portfolio stress testing as well as individual credit decisions.

Through the combination of these scoring solutions, FICO offers a comprehensive market-ready solution to provide lenders a 360 degree view of the customer, encompassing the risk view (FICO® Score and FICO® Expansion Score), opportunity view (FICO® Credit Capacity Index™) and economic view (FICO® Economic Impact Index).

Internationally, we offer the FICO® Score for consumer and/or small and medium enterprises lending through credit reporting agencies in 11 countries worldwide. We have installed client-specific versions of the FICO® Score in eight countries. Like FICO® Scores in North America, these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of marketing prospects and credit applicants. FICO® Scores are in use or being implemented in 18 different countries across four continents outside the United States.

We also offer marketing and bankruptcy scores known as FICO® Revenue Scores and FICO® Bankruptcy Scores through the U.S. credit reporting agencies; an application fraud, revenue and bankruptcy score available in Canada; and commercial credit scores delivered by credit reporting agencies in the U.S. and Singapore.

We also have scoring systems for insurance underwriters and marketers. They use the same underlying statistical technology as our FICO® Scores, but are designed to predict applicant or policyholder insurance loss ratio for automobile or homeowners’ coverage. Our insurance scores are available in the U.S. and Canada. We offer an insurance score called the Property PredictRTM score, which analyzes property inspection database data from an insurance services provider, Millennium Information Services, Inc., to calculate the loss risk of a property.

We provide credit bureau scoring services and related consulting directly to users in banking through the FICO® PreScore® service for prescreening solicitation candidates and the FICO® Score Delivery Service for account review.

Through our myFICO® service, we provide FICO® Score based products, education and information on FICO Scores to consumers. They are sold directly by us or through distribution partners. The myFICO website is the only source for a consumer to purchase their FICO® Scores from all three U.S. credit reporting agencies. Consumers can use the myFICO.com website to purchase their FICO® Scores including credit reports associated with the scores, explanations of the factors affecting their scores, and customized information on how to manage their scores. Customers can use the myFICO website to simulate how taking specific actions would affect their FICO® Score. Consumers can also purchase Score Watch® subscriptions, which deliver alerts via email and text when the user’s FICO Scores or other credit report content change. The myFICO products and subscription offerings are available online at www.myfico.com. The myFICO products and subscription offerings are also available to consumers through numerous other partners.

Tools

We provide software products that businesses use to build their own tailored decision management applications on premise or within the FICO® Analytic Cloud. In contrast to our packaged applications developed for specific industry applications, our tools support the addition of decision management capabilities to virtually any application or operational system. These tools are sold as licensed software, and can be used by themselves or together to advance a client’s decision management initiatives. We use these tools as common software components for our own decision management applications, described above in the Applications section. They are also key components of our decision management architecture, described in the Technology section. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.

In May 2013, FICO announced the launch of the FICO® Analytic Cloud and FICO® Decision Management Platform. The FICO® Analytic Cloud gives application developers, business users and FICO partners around the world direct access to FICO’s best-in-class analytics and decision management tools and technology to help spur Big Data innovation. The FICO® Decision Management Platform helps close the gap between Big Data, decisions and execution by enabling organizations to create powerful decision services that analyze customer behavior, target decisions to individuals and determine the best possible action in real time. The FICO Decision

Management Platform includes FICO’s award-winning and market-leading software for creating decision management applications. FICO will be rolling out components of the FICO Analytic Cloud, including FICO Decision Management Platform, starting fiscal 2014.

The principal products offered as software tools or within the FICO Decision Management Platform include:

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

•

Predictive Modeling. FICO® Model Central™ Solution is a comprehensive offering to help banks and other organizations, including insurance, retail and health care companies, maximize the power of their predictive models and meet stricter regulations for model management. It complements FICO® Model Builder, which enables the user to develop and deploy sophisticated predictive models for use in automated decisions as well as complete scoring routines, such as variable generation, segment logic, scoring, calibration and reason codes. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models and scorecards, which we have developed over more than 40 years, and includes additional algorithms for rapidly discovering variable relationships, predictive interactions and optimal segmentation. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICO® Blaze Advisor system.

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

COMPETITION

The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (“ERP”) and customer relationship management (“CRM”) packaged solutions providers;

•	business intelligence solutions providers;

•	business process management and business rules management providers;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	providers of account/workflow management software;

•	software companies supplying modeling, rules, or analytic development tools; collections and recovery solutions providers; entity resolution and social network analysis solutions providers; and

•	providers of cloud-based customer engagement and risk intervention solutions.

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

In the fraud management market for banking, we compete primarily with Actimize, a division of NICE Systems, Experian, Detica, a division of BAE, SAS and ACI Worldwide. In the fraud solutions market for health care insurance, we compete with Emdeon, Ingenix, ViPS, MedStat, Detica, a division of BAE, SAS, Verisk Analytics and IBM. Verisk Analytics and SAS also compete in the property and casualty insurance claims fraud market.

In the collections and recovery market, we compete with both outside suppliers and in-house scoring and computer systems departments for software and ASP servicing. Major competitors include CGI, Experian, and various boutique firms, along with the three major U.S. credit reporting agencies and Experian-Scorex for scoring and optimization projects.

Scores

In this segment, we compete with both outside suppliers and in-house analytics and computer systems departments for scoring business. Primary competitors among outside suppliers of scoring models are the three major credit reporting agencies in the U.S. and Canada, which are also our partners in offering our scoring solutions, Experian and Experian-Scorex (U.S. partner), TransUnion and TransUnion International, Equifax, and VantageScore (a joint venture entity established by the major U.S. credit reporting agencies). Additional competitors include CRIF and other credit reporting agencies outside the United States, and other data providers like LexisNexis and ChoicePoint, some of which also represent FICO partners.

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail, healthcare, and public agencies. End users of our products include 95 of the 100 largest financial institutions in the United States, and more than half of the largest 100 banks in the world. Our clients also include more than 600 insurers, including the top ten U.S. property and casualty insurers; more than 400 retailers and general merchandisers, including more than one-third of the top 100 U.S. retailers; more than 100 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including nine of the world’s top ten pharmaceuticals companies. Nine of the top ten companies on the 2013 Fortune 500 list use FICO’s solutions.

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

Our scores are marketed and sold through credit reporting agencies. During fiscal 2013, 2012 and 2011, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 16%, 18% and 18% of our total revenues, respectively.

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

Revenues from international customers, including end users and resellers, amounted to 40%, 39% and 37% of our total revenues in fiscal 2013, 2012 and 2011, respectively. See Note 17 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

TECHNOLOGY

We specialize in analytics software and decision management technologies that analyze data and drive decision strategies and customer engagement. We maintain active research in a number of fields for the purposes of deriving greater insight and predictive value from data, making various forms of data more usable and valuable to the model-building process, and automating and applying analytics to the various processes involved in making high-volume decisions in real time.

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

In 2013, FICO announced a strategy to make more of our products available as services hosted on the FICO® Analytic Cloud. In addition, we announced the creation of the FICO® Decision Management Platform, which enables clients to use FICO tools along with rapid application development tools from third parties to quickly develop their own decision management applications and services. These initiatives are driven by enhancing our core technical capabilities listed below, and extending them through partnerships with other technology providers. Both of these initiatives build on our work in recent years to create an integrated, service-oriented architecture for decision management.

Principal Areas of Expertise

Predictive Modeling. Predictive modeling identifies and mathematically represents underlying relationships in historical data in order to explain the data and make predictions or classifications about future events. Our models summarize large quantities of data to amplify its value. Predictive models typically analyze current and historical data on individuals to produce easily understood metrics such as scores. These scores rank-order individuals by likely future performance, e.g., their likelihood of making credit payments on time, or of responding to a particular offer for services. We also include in this category models that detect the likelihood of a transaction being fraudulent. Our predictive models are frequently operationalized in mission-critical transactional systems and drive decisions and actions in near real time. A number of analytic methodologies underlie our products in this area. These include proprietary applications of both linear and nonlinear mathematical programming algorithms, in which one objective is optimized within a set of constraints, and advanced neural systems, which learn complex patterns from large data sets to predict the probability that a new individual will exhibit certain behaviors of business interest. We also apply various related statistical techniques for analysis and pattern detection within large datasets, and have enhanced our abilities to derive insights and predictive variables from various forms of so-called Big Data, including unstructured data, such as text.

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

Customer Data Integration. Decisions made on customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. We have focused on developing data integration processes that are able to assemble and integrate those disparate data sources into a unified view of the customer or household, through the application of persistent keying technology. Through our acquisition of Entiera, Inc. (Entiera) in May 2012, we now have the capability to store unstructured customer data — commonly referred to as Big Data — and enable business clients to use this data to develop more targeted customer communications.

Decision Management Software. In order to make a decision strategy operational, the various steps and rules need to be programmed or exported into the business’s software infrastructure, where they can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and business rules management systems, which perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, business user definition of extremely complex decision strategies using graphic user interfaces; simultaneous testing of hundreds of decision strategies in “champion/challenger” (test/control) mode; high-volume processing and analysis of transactions in real time; integration of multiple data sources; and execution of predictive models for improved behavior forecasts and finer segmentation. Decision management software is an integral part of our decision management applications, described earlier.

Customer Engagement. Through our acquisition of Adeptra Ltd. (“Adeptra”) in September 2012, we now have advanced technology for customer engagement, which enables the execution of decisions and customer contact through SMS, email, automated voice, mobile applications and other channels. This technology enables FICO to extend decision management beyond the rendering of the decision to the final resolution with a customer, using the most effective method of communication for a given event and customer. Integrating this technology with our decision management systems has proven to decrease costs, improve staff efficiency, increase customer satisfaction and improve the return from marketing, fraud and collections activities.

Social Network Analysis. Through our acquisition of Infoglide in April 2013, we now have advanced technology for identity resolution and social network analysis, which enables users to understand the relationships between their organization, customers, events, and third-party actors. Businesses can perform real-time searches across their enterprise data to find, match, and link similar entities and uncover hidden relationship between people, places and things. This technology complements FICO’s capabilities in the area of fraud and marketing analytics.

Research and Development Activities

Our research and development expenses were $67.0 million, $59.5 million and $62.1 million in fiscal 2013, 2012 and 2011, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

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

We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 139 U.S. and 7 foreign patents with 89 applications pending.

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

PERSONNEL

As of September 30, 2013, we employed 2,482 persons worldwide. Of these, 103 full-time employees were located in our San Jose, California office, 307 full-time employees were located in our San Diego, California office, 266 full-time employees were located in our Roseville, Minnesota office, 215 full-time employees were located in our San Rafael, California office, 125 full-time employees were located in our Fairfax, Virginia office, 448 full-time employees were located in our India-based offices and 241 full-time employees were located in our United Kingdom-based offices. None of our employees are covered by a collective bargaining agreement, and no work stoppages have been experienced.

Information regarding our executive officers is included in Item 10 of this report.

Item 1A. Risk Factors

Risks Related to Our Business

We continue to expand the pursuit of our Decision Management strategy, and we may not be successful, which could cause our growth prospects and results of operations to suffer.

We continue to expand the pursuit of our business objective to become a leader in helping businesses automate and improve decisions across their enterprises, an approach that we commonly refer to as Decision Management, or “DM.” Our DM strategy is designed to enable us to increase our business by selling multiple products to clients, as well as to enable the development of custom client solutions that may lead to opportunities to develop new proprietary scores or other new proprietary products. The market may be unreceptive to this general DM business approach, including being unreceptive to purchasing multiple products from us or unreceptive to our customized solutions. If our DM strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate or our revenues and profits may decline.

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

We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our revenues and profits. The businesses of our largest customers depend, in large part, on favorable macroeconomic conditions. If these customers are negatively impacted by the continued global economic volatility or the terms of these relationships otherwise change, our revenues and operating results could decline.

Most of our customers are relatively large enterprises, such as banks, credit card processors, insurance companies, healthcare firms, retailers and public agencies. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.

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

Most of our products rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scores segment relies on, among others, TransUnion, Equifax and Experian. Failure of our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, TransUnion, Equifax and Experian have developed a credit scoring product to compete directly with our products and are collectively attempting to sell the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.

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

•

an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected or we may overpay for our investments, or otherwise not realize the expected return, which could adversely affect our business or operating results;

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

Our DM strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the United States. Limitations imposed by immigration laws in the United States and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity-based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

The failure to obtain certain forms of model construction data from our customers or others could harm our business.

We must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances provide us with the data we require to analyze transactions, report results and build new models. Our DM strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers, we could lose access to required data and our products, and the development of new products, might become less effective. Third parties have asserted copyright interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

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

Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls”, have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses.

If our security measures are compromised or unauthorized access to customer or consumer data is otherwise obtained, our products and services may be perceived as not being secure, customers may curtail or cease their use of our products and services, our reputation may be damaged and we could incur significant liabilities.

Our business requires the storage, transmission and utilization of sensitive consumer and customer information. Many of our products are provided by us through the Internet. Security breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our system or to consumer or customer information, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

Our revenues depend, to a great extent, upon conditions in the banking (including consumer credit) and insurance industries. If our clients’ industries continue to experience uncertainty, it will likely harm our business, financial condition or results of operations.

During fiscal 2013, 76% of our revenues were derived from sales of products and services to the banking and insurance industries. The continued global economic uncertainty has produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such increased or continuing disruption would result in a decline in the revenue we receive from financial and other institutions.

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

Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. The continued global economic uncertainty has produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. This uncertainty can negatively affect the businesses and purchasing decisions of companies in the industries we serve. The potential for increased and continuing disruptions present considerable risks to our businesses and operations. If global economic conditions experience stress and negative volatility, or if there is an escalation in regional or global conflicts or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business, results of operations and liquidity.

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

A growing portion of our revenues is derived from international sales. During fiscal 2013, 40% of our revenues were derived from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States, including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal office is located in San Jose, California.

Our leased properties include:

•	approximately 45,000 square feet of office space in San Jose, California in one building under a lease expiring in fiscal 2017;

•

approximately 173,000 square feet of office, data center, and data processing space in Minneapolis and Roseville, Minnesota, in four buildings under leases expiring in fiscal 2014 or later; 35,000 square feet of this space is subleased to third parties;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in fiscal 2020;

•	approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in fiscal 2020; and

•	an aggregate of approximately 293,000 square feet of office and data center space in: Annandale, VA; Austin, TX; Bangalore, India; Bangkok, Thailand; Beijing, China; Birmingham, United Kingdom;

Chicago, IL; Clifton Park, NY; Denver, CO; Fairfax, VA; Hong Kong, China; Istanbul, Turkey; Johannesburg, South Africa; Kaula Lumpur, Malaysia; London, United Kingdom; Madrid, Spain; Moscow, Russia; Mumbai, India; Munich, Germany; New Castle, DE; New York, NY; Norcross, GA; Norwalk, CT; Pune, India; Reading, United Kingdom; Sao Paulo, Brazil; Seoul, Korea; Shanghai, China; Singapore, Singapore; Sydney, Australia; Taipei City, Taiwan; Tokyo, Japan; Toronto, Canada; and Vilnius, Lithuania; 49,000 square feet of this space is subleased to third parties.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at September 30, 2013, we had 476 shareholders of record of our common stock.

The following table shows the high and low sales prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low
Fiscal 2012
October 1 — December 31, 2011	$38.49	$20.05
January 1 — March 31, 2012	$44.35	$34.60
April 1 — June 30, 2012	$45.00	$38.02
July 1 — September 30, 2012	$46.11	$38.99

Fiscal 2013
October 1 — December 31, 2012	$47.86	$40.47
January 1 — March 31, 2013	$46.32	$42.62
April 1 — June 30, 2013	$50.93	$41.33
July 1 — September 30, 2013	$55.80	$45.80

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2013, 2012 and 2011. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Sales of Unregistered Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2013 through July 31, 2013	17,183	$50.31	—	$102,189,447
August 1, 2013 through August 31, 2013	339,426	$51.83	326,798	$85,257,645
September 1, 2013 through September 30, 2013	389,580	$52.66	382,343	$65,106,879

Total	746,189	$52.23	709,141	$65,106,879

(1)	Includes 37,048 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2013.
(2)	On August 16, 2012, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions.

Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2008, in (a) the Company’s Common Stock (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

Item 6. Selected Financial Data

We acquired Entiera in May 2012, Adeptra in September 2012, CR Software in November 2012, and Infoglide in April 2013. Results of operations from the acquisitions are included prospectively from their respective acquisition dates and did not materially impact comparability of the data presented below.

	Year Ended September 30,
	2013	2012	2011	2010	2009 (1)
	(In thousands, except per share data)
Revenues	$743,444	$676,423	$619,683	$605,643	$630,735
Operating income	161,593	168,358	127,337	113,349	116,747
Income from continuing operations	90,095	92,004	71,562	64,457	65,465
Loss from discontinued operations	—	—	—	—	(363)
Net income	90,095	92,004	71,562	64,457	65,102

Basic earnings (loss) per share:
Continuing operations	$2.55	$2.64	$1.82	$1.44	$1.35
Discontinued operations	—	—	—	—	(0.01)

Total	$2.55	$2.64	$1.82	$1.44	$1.34

Diluted earnings (loss) per share:
Continuing operations	$2.48	$2.55	$1.79	$1.42	$1.34
Discontinued operations	—	—	—	—	(0.01)

Total	$2.48	$2.55	$1.79	$1.42	$1.33

Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08

	September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Working capital	$83,308	$49,720	$217,983	$225,028	$327,970
Total assets	1,161,547	1,158,611	1,129,468	1,123,716	1,303,888
Senior Notes	455,000	504,000	512,000	520,000	275,000
Revolving line of credit	15,000	—	—	—	295,000
Stockholders’ equity	530,677	474,406	465,494	474,914	600,269

(1)	Results of operations for fiscal year 2009 includes a $3.0 million pre-tax loss on the sale of product line assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: a business overview that provides a high level summary of our operating results and bookings trends that affect our business; a more detailed analysis of our results of operations; our liquidity and capital resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting policies and estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in the Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Business Overview

Total revenues for fiscal 2013 were $743.4 million, an increase of 10% from $676.4 million in fiscal 2012, primarily attributable to our recent acquisitions. Revenue in each of our segments increased, with Applications, Scores and Tools increasing by 12%, 3% and 14% in fiscal 2013 compared to fiscal 2012, respectively. Our revenues derived from clients outside the United States have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $294.0 million for fiscal 2013, an increase of 10% from $266.2 million in fiscal 2012, representing 40% and 39% of total consolidated revenues in each of these years. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 73% and 77% of our revenues were derived from within this industry during fiscal 2013 and 2012, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 69% of our revenues during fiscal 2013 and 2012.

Operating income for fiscal 2013 was $161.6 million, a decrease of 4% from $168.4 million in fiscal 2012. This decrease in operating income, despite our revenue growth, was attributable primarily to integration of lower-margin product and service offerings associated with our recent acquisitions. Net income for fiscal 2013 was $90.1 million, a decrease of 2% from $92.0 million in fiscal 2012. Diluted earnings per share was $2.48, a decrease of 3% from $2.55 in fiscal 2012.

We continue to invest in our franchise technologies, including in the areas of cloud computing and SaaS. The expansion of cloud-based solutions will enable us to deliver solutions more efficiently to our customers and expand our market opportunities further into markets outside the banking industry sector. In addition to our ongoing product development efforts, we completed multiple strategic acquisitions in our Applications segment during fiscal 2013 and 2012 for aggregate purchase consideration of $165.5 million. Our acquisitions included: Adeptra, a provider of cloud-based customer engagement and risk intervention solutions; Entiera, a provider of customer dialogue management solutions; CR Software, a provider of enterprise-class collections and recovery solutions; and Infoglide, a provider of entity resolution and social network analysis solutions.

We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. In August 2012, our Board of Directors approved a new $150 million stock repurchase program. The stock repurchase program is open-ended, allowing the company to repurchase shares from time to time in the open market and in negotiated transactions. During fiscal 2013, we repurchased approximately 1.7 million shares for a total value of $84.9 million.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(in millions)			(months)
Quarter ended September 30, 2013	$91.3	29%	18	22

Quarter ended September 30, 2012	$98.6	32%	19	29

Year ended September 30, 2013	$328.2	42%	61	N/M

Year ended September 30, 2012	$293.8	43%	54	N/M

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	NM — Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 40% of total bookings for the quarters ended September 30, 2013 and 2012. Professional services bookings were 41% and 34% of total bookings for the quarters ended September 30, 2013 and 2012, respectively. License bookings were 19% and 26% of total bookings for the quarters ended September 30, 2013 and 2012, respectively.

Transactional and maintenance bookings were 37% and 35% of total bookings for the years ended September 30, 2013 and 2012, respectively. Professional services bookings were 41% and 43% of total bookings for the years ended September 30, 2013 and 2012, respectively. License bookings were 22% of total bookings for the years ended September 30, 2013 and 2012.

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

Segment Information

We are organized into the following three reportable segments: Applications, Scores and Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2013, 2012 and 2011 are set forth in Note 17 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal years indicated.

	Revenues Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
				2013 to 2012	2012 to 2011	2013 to 2012	2012 to 2011
Segment	2013	2012	2011
	(In thousands)			(In thousands)
Applications	$476,084	$424,604	$383,028	$51,480	$41,576	12%	11%
Scores	180,813	175,623	168,567	5,190	7,056	3%	4%
Tools	86,547	76,196	68,088	10,351	8,108	14%	12%

Total Revenues	$743,444	$676,423	$619,683	67,021	56,740	10%	9%

	Percentage of Revenues Year Ended September 30,
Segment	2013	2012	2011
Applications	64%	63%	62%
Scores	24%	26%	27%
Tools	12%	11%	11%

Total Revenues	100%	100%	100%

Applications

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2013	2012	2011	2013 to 2012	2012 to 2011	2013 to 2012	2012 to 2011
	(In thousands)			(In thousands)
Transactional and maintenance	$306,738	$263,726	$258,736	$43,012	$4,990	16%	2%
Professional services	110,081	104,637	100,921	5,444	3,716	5%	4%
License	59,265	56,241	23,371	3,024	32,870	5%	141%

Total	$476,084	$424,604	$383,028	51,480	41,576	12%	11%

Applications segment revenues increased $51.5 million in fiscal 2013 from fiscal 2012 primarily due to a $51.1 million increase in our mobility solutions and a $11.1 million increase in our collections & recovery solutions, partially offset by a $6.5 million decrease in our customer management solutions and a $3.5 million decrease in our marketing solutions.

The increase in mobility solutions was attributable to our Adeptra acquisition in September 2012. The increase in collections & recovery solutions was primarily attributable to our CR Software acquisition in November 2012, partially offset by a decrease in revenues generated from our FICO® Debt ManagerTM product. The decrease in customer management solutions was primarily attributable to a decrease in software revenue driven by a large license transaction in fiscal 2012. The decrease in marketing solutions was primarily attributable to the early termination of a large customer in December 2012.

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

Scores

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2013	2012	2011	2013 to 2012	2012 to 2011	2013 to 2012	2012 to 2011
	(In thousands)			(In thousands)
Transactional and maintenance	$175,281	$172,218	$164,918	$3,063	$7,300	2%	4%
Professional services	4,012	2,382	2,102	1,630	280	68%	13%
License	1,520	1,023	1,547	497	(524)	49%	(34)%

Total	$180,813	$175,623	$168,567	5,190	7,056	3%	4%

Scores segment revenues increased $5.2 million in fiscal 2013 from 2012 due to a $5.8 million increase in our myFICO® business-to-consumer services revenues partially offset by a $0.6 million decrease in our business-to-business scores revenues. The increase in our myFICO business-to-consumer services was attributable to a $6.8 million increase in direct sales generated from the myFICO.com website, partly driven by the availability of FICO® scores generated using the consumer data of one credit reporting agency following an agreement with the credit reporting agency in May 2013. The increase was partially offset by a $1.0 million decrease in royalties derived from scores sold indirectly to consumers through credit reporting agencies.

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

During fiscal 2013, 2012 and 2011, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 16%, 18% and 18%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2013	2012	2011	2013 to 2012	2012 to 2011	2013 to 2012	2012 to 2011
	(In thousands)			(In thousands)
Transactional and maintenance	$32,285	$30,231	$29,776	$2,054	$455	7%	2%
Professional services	21,101	17,952	12,918	3,149	5,034	18%	39%
License	33,161	28,013	25,394	5,148	2,619	18%	10%

Total	$86,547	$76,196	$68,088	10,351	8,108	14%	12%

Tools segment revenues increased $10.4 million primarily due to a $4.8 million increase in our rules management tools and a $4.0 million increase in our predictive modeling tools. The increase in rules management tools was primarily attributable to increased services revenue related to our FICO® Blaze Advisor® and third-party products. The increase in predictive modeling tools was primarily attributable to increased license sales in our FICO® Model Central™ product.

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

				Period-to-Period Change		Period-to-Period Percentage Change
	Year Ended September 30,			2013 to 2012	2012 to 2011	2013 to 2012	2012 to 2011
	2013	2012	2011
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$743,444	$676,423	$619,683	$67,021	$56,740	10%	9%

Operating expenses:
Cost of revenues	229,468	197,947	186,470	31,521	11,477	16%	6%
Research and development	66,967	59,527	62,129	7,440	(2,602)	12%	(4)%
Selling, general and administrative	268,395	238,522	223,615	29,873	14,907	13%	7%
Amortization of intangibleassets	13,535	6,944	7,741	6,591	(797)	95%	(10)%
Restructuring and acquisition-related	3,486	5,125	12,391	(1,639)	(7,266)	(32)%	(59)%

Total operating expenses	581,851	508,065	492,346	73,786	15,719	15%	3%

Operating income	161,593	168,358	127,337	(6,765)	41,021	(4)%	32%
Interest income	54	317	2,192	(263)	(1,875)	(83)%	(86)%
Interest expense	(30,281)	(31,734)	(32,364)	1,453	630	(5)%	(2)%
Other income (expense), net	618	(698)	290	1,316	(988)	(189)%	(341)%

Income before income taxes	131,984	136,243	97,455	(4,259)	38,788	(3)%	40%
Provision for income taxes	41,889	44,239	25,893	(2,350)	18,346	(5)%	71%

Net income	$90,095	$92,004	$71,562	(1,909)	20,442	(2)%	29%

Number of employees at fiscal year-end	2,482	2,315	2,023	167	292

	Percentage of Revenues Year Ended September 30,
	2013	2012	2011
Revenues	100%	100%	100%

Operating expenses:
Cost of revenues	31%	29%	30%
Research and development	9%	9%	10%
Selling, general and administrative	36%	35%	36%
Amortization of intangible assets	2%	1%	1%
Restructuring and acquisition-related	—%	1%	2%

Total operating expenses	78%	75%	79%

Operating income	22%	25%	21%
Interest income	—%	—%	—%
Interest expense	(4)%	(5)%	(5)%
Other income (expense), net	—%	—%	—%

Income before income taxes	18%	20%	16%
Provision for income taxes	6%	6%	4%

Net income	12%	14%	12%

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

Cost of revenues as a percentage of revenues increased to 31% during fiscal 2013 from 29% during fiscal 2012. The $31.5 million increase was primarily due to a $14.9 million increase in third-party software and data costs, an $11.2 million increase in personnel and labor costs, a $2.3 million increase in travel cost and a $1.8 million increase in outside services cost. The increase in third-party software and data costs was mainly related to integration of lower-margin products from our Adeptra and CR Software acquisitions in September and November 2012, respectively, as well as an increase in sales of our other products that require data acquisition. The increase in personnel and labor costs was primarily attributable to the increased headcount as a result of our recent acquisitions. The increase in travel cost was primarily attributable to an increase in services revenue requiring travel to client locations. The increase in outside services cost was due to an increase in use of external contractors as a result of increased services revenue.

The fiscal year 2012 over 2011 increase of $11.5 million in cost of revenues resulted from a $5.9 million increase in personnel and labor costs, a $2.7 million increase in allocated facilities and infrastructure costs, a $1.5 million increase in travel cost, and a $1.4 million increase in other costs. The increase in personnel and other labor-related costs was attributable to an increase in salary, related benefit and incentive cost. The increase in allocated facilities and infrastructure costs was attributable to the Company’s utilization of additional resources towards direct revenue generating activities. The increase in travel cost was primarily attributable to an increase in services revenue requiring travel to client locations. Cost of revenues as a percentage of revenues was 29% for the year ended September 30, 2012 compared to 30% for the year ended September 30, 2011 as a result of increased sales of higher-margin software and Scores products.

In fiscal 2014, we expect that cost of revenues as a percentage of revenues will be consistent with those incurred during fiscal 2013.

Research and Development

Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.

The fiscal year 2013 over 2012 increase of $7.4 million in research and development expenses was primarily attributable to an $8.5 million increase in personnel and labor costs, attributable to the increased headcount as a result of our recent acquisitions. Research and development expenses as a percentage of revenues was 9% during the year ended September 30, 2013, consistent with those incurred during the year ended September 30, 2012.

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

In fiscal 2014, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during fiscal 2013 as we continue to invest in the areas of cloud computing and SaaS.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues was 36% for the year ended September 30, 2013 as compared to 35% for the year ended September 30, 2012. The $29.9 million increase was primarily attributable to a $15.7 million increase in labor and personnel costs, a $4.4 million increase in equipment and software depreciation cost, a $3.3 million increase in travel cost and a $2.9 million increase in allocated facilities and infrastructure costs. The increase in labor and personnel costs was primarily due to the increased headcount as a result of our recent acquisitions. The increase in equipment and software depreciation cost was due to timing of fixed assets placed in service. The increase in travel cost was primarily due to increased non-revenue producing travel activities as a result of our recent acquisitions. The increase in allocated facilities and infrastructure costs was primarily due to increased resource requirement as a result of our recent acquisitions.

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

In fiscal 2014, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during fiscal 2013.

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

The fiscal 2013 over fiscal 2012 increase in amortization expense of $6.6 million was attributable to the addition of intangible assets associated with our recent acquisitions of Entiera, Adeptra, CR Software and Infoglide, partially offset by certain intangible assets associated with our Dash and London Bridge acquisitions becoming fully amortized in January 2012 and May 2013, respectively.

The fiscal 2012 over fiscal 2011 decrease in amortization expense of $0.8 million was attributable to certain intangible assets associated with our Dash acquisition becoming fully amortized in January 2012, partially offset by the addition of intangible assets associated with our Entiera acquisition in May 2012 and Adeptra acquisition in September 2012.

In fiscal 2014, we expect amortization expense will be lower than the amortization expense incurred in 2013 due to certain intangible assets associated with our London Bridge acquisition becoming fully amortized in

May 2013, partially offset by a full year amortization of the intangible assets acquired through our CR Software and Infoglide acquisitions.

Restructuring and acquisition-related

In fiscal 2013, we incurred $1.0 million in acquisition-related cost mainly associated with our CR Software and Infoglide acquisitions. We also incurred net charges totaling $2.5 million consisting of severance costs and costs for vacating excess leased space. Cash payments for all the severance costs were paid during fiscal 2013. Cash payments for substantially all the facilities charges will be paid by the end of fiscal 2014.

In fiscal 2012, we incurred $1.1 million in acquisition-related cost in association with the Adeptra and Entiera acquisitions. We also eliminated 85 positions mainly within the product and technology organization of the Company and incurred $4.0 million for severance costs. Cash payments for all the severance costs have been paid by the end of fiscal 2013.

In fiscal 2011 we eliminated 177 positions across the company and incurred charges of $8.2 million for severance costs. Cash payments for all the severance costs were paid by the end of fiscal 2011. We also recognized charges of $4.2 million associated with vacating excess leased space. Cash payments for substantially all the facilities charges have been paid by the end of fiscal 2013.

The following table sets forth certain summary information on restructuring expenses:

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Severance costs	$842	$3,978	$8,165
Lease exit costs and other adjustments	1,624	—	4,226

Total restructuring expense	$2,466	$3,978	$12,391

Interest Income

Interest income is derived primarily from the investment of funds in excess of our immediate operating requirements.

The fiscal 2013 over 2012 decrease in interest income of $0.3 million was attributable to lower average investment balances during fiscal 2013.

The fiscal 2012 over 2011 decrease in interest income of $1.9 million was primarily attributable to interest received on tax refunds during fiscal 2011.

Interest Expense

Interest expense included primarily interest on the Senior Notes issued in May 2008 and July 2010, as well as credit facility fees for the revolving line of credit.

The fiscal 2013 over 2012 decrease in interest expense of $1.5 million was attributable to the $49.0 million and $8.0 million principal payment in May 2013 and 2012, respectively, on the Senior Notes issued in May 2008 resulting in lower average debt balance for fiscal 2013.

The fiscal 2012 over 2011 decrease in interest expense of $0.6 million was attributable to an $8.0 million principal payment in both May 2011 and May 2012 on the Senior Notes issued in May 2008 resulting in a lower average debt balance for fiscal 2012, as well as a decline in credit facility fees as a result of the Company lowering the revolving line of credit in fiscal 2011.

In fiscal 2014, we expect that interest expense will be consistent with or slightly lower than what we incurred during fiscal 2013.

Other Income (Expense), Net

Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting forward exchange contracts, and other non-operating items.

Other income (expense), net was $0.6 million in fiscal 2013, compared to ($0.7) million in 2012. The increase was primarily attributable to a decrease in foreign currency exchange losses, as well as a one-time vendor termination fee during fiscal 2012.

Other income (expense), net was ($0.7) million in fiscal 2012, compared to $0.3 million in 2011. The decrease was primarily attributable to a one-time vendor termination fee as well as increased foreign currency losses during fiscal 2012.

Provision for Income Taxes

Our effective tax rates were 31.7%, 32.5% and 26.6% in fiscal 2013, 2012 and 2011, respectively.

The decrease in our effective tax rate in fiscal 2013 compared to fiscal 2012 was primarily due to the reenactment of the U.S. Federal Research and Development Credit in 2013, as well as the expiration of the U.S. Federal Research and Development credit and a one-time tax impact of a legal entity restructuring charge in 2012.

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

As of September 30, 2013 the Company has reported $48.6 million of unremitted earnings of the international subsidiaries in our consolidated income. U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and related tax treaties, and factual circumstances in effect at the time of any such distribution, therefore, we believe it is not practicable at this time to reliably determine the amount of the unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted in the next twelve months and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

Operating Income

The following table sets forth certain summary information on a segment basis related to our operating income for the fiscal years indicated.

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2013	2012	2011	2013 to 2012	2012 to 2011	2013 to 2012	2012 to 2011
	(In thousands)			(In thousands)
Applications	$129,862	$132,826	$106,561	$(2,964)	$26,265	(2)%	25%
Scores	129,032	122,936	113,398	6,096	9,538	5%	8%
Tools	16,536	17,599	13,690	(1,063)	3,909	(6)%	29%
Unallocated corporate expenses	(70,966)	(71,705)	(70,680)	739	(1,025)	(1)%	1%

Total segment operating income	204,464	201,656	162,969	2,808	38,687	1%	24%
Unallocated share-based compensation	(25,850)	(21,229)	(15,500)	(4,621)	(5,729)	22%	37%
Unallocated amortization expense	(13,535)	(6,944)	(7,741)	(6,591)	797	95%	(10)%
Unallocated restructuring and acquisition-related	(3,486)	(5,125)	(12,391)	1,639	7,266	(32)%	(59)%

Operating income	$161,593	$168,358	$127,337	(6,765)	41,021	(4)%	32%

Applications

	Year Ended September 30,			Percentage of Revenues
	2013	2012	2011	2013	2012	2011
	(In thousands)
Segment revenues	$476,084	$424,604	$383,028	100%	100%	100%
Segment operating expense	(346,222)	(291,778)	(276,467)	(73)%	(69)%	(72)%

Segment operating income	$129,862	$132,826	$106,561	27%	31%	28%

Scores

	Year Ended September 30,			Percentage of Revenues
	2013	2012	2011	2013	2012	2011
	(In thousands)
Segment revenues	$180,813	$175,623	$168,567	100%	100%	100%
Segment operating expense	(51,781)	(52,687)	(55,169)	(29)%	(30)%	(33)%

Segment operating income	$129,032	$122,936	$113,398	71%	70%	67%

Tools

	Year Ended September 30,			Percentage of Revenues
	2013	2012	2011	2013	2012	2011
	(In thousands)
Segment revenues	$86,547	$76,196	$68,088	100%	100%	100%
Segment operating expense	(70,011)	(58,597)	(54,398)	(81)%	(77)%	(80)%

Segment operating income	$16,536	$17,599	$13,690	19%	23%	20%

The decrease in operating income between fiscal 2013 and 2012 of $6.8 million was primarily attributable to a $65.0 million increase in segment operating expenses, a $6.6 million increase in amortization expenses, and a $4.6 million increase in share-based compensation expense, partially offset by a $67.1 million increase in segment revenues and a $1.6 million decrease in restructuring and acquisition-related expenses.

At the segment level, the $2.8 million increase in segment operating income was driven by a $6.1 million increase in our Scores segment and a $0.7 million decrease in unallocated corporate operating expenses, partially offset by a $2.9 million decrease in our Applications segment and a $1.1 million decrease in our Tools segment.

The decrease in Applications segment operating income was attributable to a $54.4 million increase in segment operating expenses, partially offset by a $51.5 million increase in segment revenues. The increases in both segment operating expenses and segment revenues were primarily related to our Adeptra and CR Software acquisitions. Segment operating income as a percentage of segment revenue for Applications decreased from 31% to 27% mainly due to increased sales of lower-margin products from our Adeptra and CR Software acquisitions.

The increase in Scores segment operating income was attributable to a $5.2 million increase in segment revenue, primarily due to increased revenue generated from our myFICO® business-to-consumer services, and a $0.9 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 71% for fiscal 2013, materially consistent with fiscal 2012.

The decrease in Tools segment operating income was attributable primarily to an $11.5 million increase in segment operating expenses, partially offset by a $10.4 million increase in segment revenue. The increase in segment revenue was primarily due to an increase of services and software revenues related to our FICO® Blaze Advisor® and FICO® Model Central™ products. Segment operating income as a percentage of segment revenue for Tools decreased from 23% to 19% mainly due to an increase in our lower margin services revenues and third-party software product sales.

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

The increase in Scores segment operating income was attributable to a $7.1 million increase in segment revenue, primarily attributable to an increase in Credit Bureau Risk Scores driven by a couple of large projects conducted by a major customer utilizing historical Credit Bureau Risk Scores, and a $2.4 million decrease in segment operating expenses, driven by a decrease in digital marketing and third-party data costs.

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

Capital Resources and Liquidity

Outlook

As of September 30, 2013, we had $83.2 million in cash and cash equivalents which included $64.0 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.

In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash, cash equivalents and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Summary of Cash Flows

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Cash provided by/(used in):
Operating activities	$136,120	$129,746	$136,156
Investing activities	(34,971)	(65,670)	(51,701)
Financing activities	(86,634)	(128,453)	(94,021)
Effect of exchange rate changes on cash	(2,946)	234	(881)

Increase (decrease) in cash and cash equivalents	$11,569	$(64,143)	$(10,447)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $136.1 million in fiscal 2013 compared to $129.7 million in fiscal 2012. The $6.4 million increase, despite $1.9 million decrease in net income, was mainly attributable to an increase in non-cash charges to depreciation and amortization, deferred income taxes and share based compensation, partially offset by a decrease caused by the timing of receipts and payments in our ordinary course of business.

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

Cash Flows from Investing Activities

Net cash used in investing activities totaled $35.0 million in fiscal 2013 compared to $65.7 million in fiscal 2012. The $30.7 million decrease in cash used in investing activities was primarily attributable to a $90.8 million decrease in net cash used for acquisitions, partially offset by a $61.6 million decrease in proceeds from sales and maturities of marketable securities, net of purchases.

Net cash used in investing activities totaled $65.7 million in fiscal 2012 compared to $51.7 million in fiscal 2011. The increase in cash used in investing activities was primarily attributable to $123.6 million net cash used for the acquisition of Adeptra and Entiera and a $11.5 million increase in purchases of property and equipment during fiscal 2012, partially offset by $83.6 million of proceeds from sales and maturities of marketable securities, net of purchases, for fiscal 2012 compared to $37.8 million of cash used in purchases of marketable securities, net of sales and maturities, during fiscal 2011.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $86.6 million in fiscal 2013 compared to $128.5 million in fiscal 2012. The $41.9 million decrease was primarily due to a $108.3 million decrease in common stock repurchased, partially offset by a $40.5 million decrease in cash generated from stock option exercises. In addition, there was a $26.0 million increase in payment on Senior Notes and revolving line of credit, net of proceeds from revolving line of credit.

Net cash used in financing activities totaled $128.5 million in fiscal 2012 compared to $94.0 million in fiscal 2011. The $34.5 million increase was primarily due to $191.1 million of common stock repurchased in fiscal 2012 versus $91.4 million of common stock repurchased in fiscal 2011, partially offset by a $63.2 million increase in cash generated from stock option exercises attributable to a higher average stock price for fiscal 2012.

Repurchases of Common Stock

From time to time, we repurchase our common stock in the open market. During fiscal 2013, 2012 and 2011, we expended $84.9 million, $184.3 million and $96.3 million, respectively, in connection with our repurchase of common stock. In August 2012, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. As of September 30, 2013, we had $65.1 million remaining under this authorization.

Dividends

We paid quarterly dividends of two cents per share, or eight cents per year, during each of fiscal 2013, 2012 and 2011. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of September 30, 2013, we had $15.0 million in borrowings outstanding at an interest rate of 1.3125% and were in compliance with all financial covenants under this credit facility.

Senior Notes

In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Series A note matured on May 7, 2013 and the entire $41 million principal balance was repaid. The remaining 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 8.8 years. In addition, in July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. All of the Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of September 30, 2013 we were in compliance with all financial covenants under these purchase agreements.

Contractual Obligations

The following is a summary of our contractual obligations at September 30, 2013:

	Year Ended September 30,					Thereafter	Total
	2014	2015	2016	2017	2018
	(In thousands)
Senior Notes (1)	$8,000	$71,000	$60,000	$72,000	$131,000	$113,000	$455,000
Interest due on debt obligations (2)	27,382	26,873	22,136	19,303	15,675	11,021	122,390
Operating lease obligations	24,676	19,173	16,267	12,628	11,104	21,350	105,198
Unrecognized tax benefits (3)	—	—	—	—	—	—	9,009

Total commitments	$60,058	$117,046	$98,403	$103,931	$157,779	$145,371	$691,597

(1)	Represents the unpaid principal amount of the Senior Notes.
(2)	Represents interest payments on the Senior Notes.
(3)	Represents unrecognized tax benefits related to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, goodwill and other intangible assets resulting from business acquisitions, share-based compensation, income taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license element because they do not involve significant production, modification or customization of our products and are not otherwise considered to be essential to the functionality of our software. In arrangements where the professional services do not qualify for separate accounting from the license element, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statements of income and comprehensive income and could have a material impact on our results of operations and financial position.

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

The key assumptions that require significant management judgment for the income approach include revenue growth rates and weighted average cost of capital. In our analysis, revenue growth rates were primarily based on third-party studies of industry growth rates for each of our reporting units. Within each reporting unit, management refined these estimates based on their knowledge of the product, the needs of our customers and expected market opportunity. The weighted average cost of capital was determined based on publicly available data such as the long-term yield on U.S. treasury bonds, the expected rate of return on high quality bonds and the returns and betas of various equity instruments. As it relates to the market approach, there is less management judgment in determining the fair value of our reporting units other than selecting which guideline publicly-traded companies are included in our peer group.

In the fourth quarter of fiscal 2013 we performed our annual goodwill impairment test. In step one of that test we compared the estimated fair value of each reporting unit to its carrying value. The estimated fair value of each of our reporting units substantially exceeded its respective carrying value in fiscal 2013, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test and recorded no goodwill impairment charges for the twelve months ended September 30, 2013.

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

Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our balance sheet using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.

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

New Accounting Pronouncements Recently Issued or Adopted

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” (ASU 2011-11). ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” (ASU 2013-01). ASU 2013-01 clarifies that ordinary trade receivables and payables are not in the scope of ASU 2011-11. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ or subject to a master netting arrangement or similar agreement. Both ASU 2013-01 and ASU 2011-11 are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, which means that they will be effective for our fiscal year beginning October 1, 2013. Retrospective adoption is required. We do not believe that adoption of ASU 2013-01 or ASU 2011-11 will have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” (ASU 2013-02). ASU 2013-02 requires reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of income and comprehensive income or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statements of income and comprehensive income line item. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, which means that it will be effective for our fiscal year beginning October 1, 2013. Early adoption is permitted. We do not believe that adoption of ASU 2013-02 will have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” (ASU 2013-11). ASU 2013-11 provides guidance for presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit. ASU 2013-11 provides that a benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013, which means it will be effective for our fiscal year beginning October 1, 2014. We do not believe that adoption of ASU 2013-11 will have a significant impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates, equity market prices, and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate and Equity Market Price

We maintain an investment portfolio consisting mainly of income securities with an average maturity of two years or less. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2013 and 2012:

	September 30, 2013			September 30, 2012
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$83,178	$83,178	0.00%	$71,609	$71,609	0.00%
Short-term investments	—	—	0.00%	22,008	22,008	0.16%

	$83,178	$83,178	0.00%	$93,617	$93,617	0.04%

In May 2008, we issued $275 million of Senior Notes to a group of institutional investors in a private placement. In July 2010 we issued an additional $245 million of Senior Notes to a group of institutional investors in a private placement. The fair value of our Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources

and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2013 and 2012:

	September 30, 2013			September 30, 2012
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$210,000	$210,000	$221,393	$259,000	$259,000	$275,201
July 2010 $245 million Senior Notes	$245,000	$245,000	$241,035	$245,000	$245,000	$243,866

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $15.0 million in borrowings outstanding at an interest of 1.3125% under the credit facility as of September 30, 2013.

Forward Foreign Currency Contracts

We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign currency denominated accounts receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their functional currencies. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign currency exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro and Canadian dollar.

Foreign currency denominated accounts receivable and cash balances are remeasured at foreign currency rates in effect on the balance sheet date with the effects of changes in foreign currency rates reported in other income (expense), net. The forward contracts are not designated as hedges and are marked to market through other income (expense), net. Fair value changes in the forward contracts help mitigate the changes in the value of the remeasured accounts receivable and cash balances attributable to changes in foreign currency exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2013 and 2012:

	September 30, 2013
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 4,700	$4,542	$—
Euro (EUR)	EUR 5,400	$7,307	—

Buy foreign currency:
British pound (GBP)	GBP 6,513	$10,500	—

	September 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	—

Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	—

The forward foreign currency contracts were entered into on September 30 of each fiscal year; therefore, the fair value was $0 on September 30, 2013 and 2012.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fair Isaac Corporation

San Jose, California

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. We also have audited the Company’s internal control over financial reporting as of September 30, 2013 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Minneapolis, MN
November 12, 2013

FAIR ISAAC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$83,178	$71,609
Marketable securities available for sale, current portion	—	22,008
Accounts receivable, net	143,733	142,595
Prepaid expenses and other current assets	22,277	23,113

Total current assets	249,188	259,325

Marketable securities available for sale, less current portion	7,107	5,417
Other investments	11,033	11,083
Property and equipment, net	45,155	41,080
Goodwill	773,931	757,504
Intangible assets, net	57,361	52,299
Deferred income taxes	11,132	22,856
Other assets	6,640	9,047

Total assets	$1,161,547	$1,158,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,216	$18,958
Accrued compensation and employee benefits	39,281	50,043
Other accrued liabilities	35,202	43,645
Deferred revenue	49,181	47,959
Current maturities on debt	23,000	49,000

Total current liabilities	165,880	209,605

Senior notes	447,000	455,000
Other liabilities	17,990	19,600

Total liabilities	630,870	684,205

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 34,786 and 34,839 shares outstanding at September 30, 2013 and 2012, respectively)	348	348
Paid-in-capital	1,110,198	1,103,611
Treasury stock, at cost (54,071 and 54,018 shares at September 30, 2013 and 2012, respectively)	(1,751,057)	(1,718,570)
Retained earnings	1,192,096	1,104,825
Accumulated other comprehensive loss	(20,908)	(15,808)

Total stockholders’ equity	530,677	474,406

Total liabilities and stockholders’ equity	$1,161,547	$1,158,611

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$514,304	$466,175	$453,430
Professional services	135,194	124,971	115,941
License	93,946	85,277	50,312

Total revenues	743,444	676,423	619,683

Operating expenses:
Cost of revenues (1)	229,468	197,947	186,470
Research and development	66,967	59,527	62,129
Selling, general and administrative (1)	268,395	238,522	223,615
Amortization of intangible assets (1)	13,535	6,944	7,741
Restructuring and acquisition-related	3,486	5,125	12,391

Total operating expenses	581,851	508,065	492,346

Operating income	161,593	168,358	127,337
Interest income	54	317	2,192
Interest expense	(30,281)	(31,734)	(32,364)
Other income (expense), net	618	(698)	290

Income before income taxes	131,984	136,243	97,455
Provision for income taxes	41,889	44,239	25,893

Net income	90,095	92,004	71,562

Other comprehensive income (loss):
Unrealized losses on investments, net of tax benefit of $3 and $23, for the years ended September 30, 2012 and 2011, respectively	—	(4)	(33)
Foreign currency translation adjustments	(5,100)	5,905	(1,998)

Comprehensive income	$84,995	$97,905	$69,531

Basic earnings per share	$2.55	$2.64	$1.82

Shares used in computing basic earnings per share	35,332	34,909	39,359

Diluted earnings per share	$2.48	$2.55	$1.79

Shares used in computing diluted earnings per share	36,292	36,063	39,988

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2013, 2012 and 2011

(In thousands, except per share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
Balance at September 30, 2010	39,882	$399	$1,103,244	$(1,556,253)	$947,202	$(19,678)	$474,914
Share-based compensation	—		15,500	—	—	—	15,500
Issuance of treasury stock under employee stock plans	800	8	(17,757)	25,362	—	—	7,613
Tax effect from share-based payment arrangements	—	—	(2,599)	—	—	—	(2,599)
Repurchases of common stock	(3,598)	(36)	—	(96,289)	—	—	(96,325)
Dividends paid ($0.08 per share)	—	—	—	—	(3,140)	—	(3,140)
Net income	—	—	—	—	71,562	—	71,562
Unrealized losses on investments, net of tax benefit of $23	—	—	—	—	—	(33)	(33)
Foreign currency translation adjustments	—	—	—	—	—	(1,998)	(1,998)

Balance at September 30, 2011	37,084	371	1,098,388	(1,627,180)	1,015,624	(21,709)	465,494
Share-based compensation	—	—	21,229	—	—	—	21,229
Issuance of treasury stock under employee stock plans	2,942	29	(22,085)	92,849	—	—	70,793
Tax effect from share-based payment arrangements	—	—	6,079	—	—	—	6,079
Repurchases of common stock	(5,187)	(52)	—	(184,239)	—	—	(184,291)
Dividends paid ($0.08 per share)	—	—	—	—	(2,803)	—	(2,803)
Net income	—	—	—	—	92,004	—	92,004
Unrealized losses on investments, net of tax benefit of $3	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustments	—	—	—	—	—	5,905	5,905

Balance at September 30, 2012	34,839	348	1,103,611	(1,718,570)	1,104,825	(15,808)	474,406
Share-based compensation	—	—	25,850	—	—	—	25,850
Issuance of treasury stock under employee stock plans	1,642	17	(22,150)	52,389	—	—	30,256
Tax effect from share-based payment arrangements	—	—	2,887	—	—	—	2,887
Repurchases of common stock	(1,695)	(17)	—	(84,876)	—	—	(84,893)
Dividends paid ($0.08 per share)	—	—	—	—	(2,824)	—	(2,824)
Net income	—	—	—	—	90,095	—	90,095
Foreign currency translation adjustments	—	—	—	—	—	(5,100)	(5,100)

Balance at September 30, 2013	34,786	$348	$1,110,198	$(1,751,057)	$1,192,096	$(20,908)	$530,677

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$90,095	$92,004	$71,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,214	21,549	24,197
Share-based compensation	25,850	21,229	15,500
Deferred income taxes	3,671	(7,121)	1,252
Tax effect from share-based payment arrangements	2,887	6,079	(2,599)
Excess tax benefits from share-based payment arrangements	(6,362)	(8,079)	(1,664)
Net amortization of premium on marketable securities	8	221	554
Provision of (benefit from) doubtful accounts	327	(122)	(583)
Net loss on sales of property and equipment	351	63	169
Changes in operating assets and liabilities:
Accounts receivable	1,286	(26,490)	8,571
Prepaid expenses and other assets	(822)	802	2,060
Accounts payable	(590)	6,810	(1,749)
Accrued compensation and employee benefits	(11,729)	11,314	3,154
Other liabilities	1,823	1,455	18,727
Deferred revenue	(3,889)	10,032	(2,995)

Net cash provided by operating activities	136,120	129,746	136,156

Cash flows from investing activities:
Purchases of property and equipment	(24,147)	(25,483)	(14,020)
Purchases of marketable securities	—	(48,067)	(144,224)
Proceeds from sale of marketable securities	—	—	13,644
Proceeds from maturities of marketable securities	22,000	131,659	92,759
Cash paid for acquisitions, net of cash acquired	(32,874)	(123,631)	—
Distribution from (purchase of) cost method investees	50	(148)	140

Net cash used in investing activities	(34,971)	(65,670)	(51,701)

Cash flows from financing activities:
Proceeds from revolving line of credit	30,000	—	—
Payments on revolving line of credit and other short-term loans	(18,676)	(5,466)	—
Payments on senior notes	(49,000)	(8,000)	(8,000)
Debt issuance costs	—	—	(736)
Proceeds from issuance of treasury stock under employee stock plans	30,256	70,793	7,613
Dividends paid	(2,824)	(2,803)	(3,140)
Repurchases of common stock	(82,752)	(191,056)	(91,422)
Excess tax benefits from share-based payment arrangements	6,362	8,079	1,664

Net cash used in financing activities	(86,634)	(128,453)	(94,021)

Effect of exchange rate changes on cash	(2,946)	234	(881)

Increase (decrease) in cash and cash equivalents	11,569	(64,143)	(10,447)
Cash and cash equivalents, beginning of year	71,609	135,752	146,199

Cash and cash equivalents, end of year	$83,178	$71,609	$135,752

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $2,471, $584 and $207 during the years ended September 30, 2013, 2012 and 2011, respectively	$24,141	$36,852	$11,460
Cash paid for interest	$31,011	$31,421	$31,974
Supplemental disclosures of non-cash investing and financing activities:
Unsettled repurchases of common stock	$2,141	$—	$6,765
Purchase of property and equipment included in accounts payable	$681	$641	$4,790

See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

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

In these consolidated financial statements, FICO is referred to as “we,” “us,” “our,” or “FICO.”

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to: revenue recognition; recoverability of accounts receivable; valuation of goodwill and intangible assets, including impairment assessment; valuation of share-based compensation; and realizability of deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and investments with an original maturity of 90 days or less at time of purchase.

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents and marketable security investments are disclosed in Note 4. The fair value of our derivative instruments is disclosed in Note 5. The fair value of our Senior Notes is disclosed in Note 10.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

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

The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $19.7 million, $14.6 million and $16.5 million during fiscal 2013, 2012 and 2011, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

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

Capitalized Software and Research and Development Costs

Software development costs relating to products to be sold in the normal course of business are expensed as incurred as research and development costs until technological feasibility is established. Technological feasibility for our products occurs approximately concurrently with the general release of our products; accordingly, we have not capitalized any development or production costs. Costs we incur to maintain and support our existing products after the general release of the product are expensed in the period they are incurred and included in research and development costs in our consolidated statements of income and comprehensive income.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations. We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. We performed our annual goodwill impairment tests as of July 1, 2013 and 2012, and determined our goodwill was not impaired.

Finite-lived intangible assets are tested for impairment if impairment indicators arise. We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 to 10 years
Customer contracts and relationships	5 to 15 years
Trade names	1 to 5 years

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

Years Ended September 30, 2013, 2012 and 2011

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

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

Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license element because they do not involve significant production, modification or customization of our products and are not otherwise considered to be essential to the functionality of our software. In arrangements where the professional services do not qualify for separate accounting from the license element, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statements of income and comprehensive income and could have a material impact on our results of operations and financial position.

Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our balance sheet using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.

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

Earnings per Share

Basic earnings per share are computed on the basis of the weighted-average number of common shares outstanding during the period under measurement. Diluted earnings per share are based on the weighted-average number of common shares outstanding and potential common shares. Potential common shares result from the assumed exercise of outstanding stock options or other potentially dilutive equity instruments, when they are dilutive under the treasury stock method.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

Comprehensive Income

Comprehensive income is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income, foreign currency translation adjustments and unrealized gains and losses on our investments in marketable securities, net of tax.

Foreign Currency and Derivative Financial Instruments

We have determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in their local foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Foreign currency translation adjustments are accumulated as a separate component of consolidated stockholders’ equity.

We utilize derivative instruments to manage market risks associated with fluctuations in certain foreign currency exchange rates as they relate to specific balances of accounts receivable and cash denominated in foreign currencies. We principally utilize foreign currency forward contracts to protect against market risks arising in the normal course of business. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase our underlying exposure. All of our forward foreign currency contracts have maturity periods of less than three months.

At the end of the reporting period, foreign currency denominated assets and liabilities are remeasured into the functional currencies of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in other income (expense), net in the accompanying consolidated statements of income and comprehensive income. We recorded transactional foreign currency exchange losses of $0.8 million, $1.5 million and $1.0 million during fiscal 2013, 2012 and 2011, respectively.

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

Impairment of Long-Lived Assets

We assess potential impairment of long-lived assets and certain identifiable intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived assets were not impaired at September 30, 2013 and 2012.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $2.5 million, $1.8 million and $1.0 million in fiscal 2013, 2012 and 2011, respectively.

New Accounting Pronouncements Recently Issued or Adopted

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” (ASU 2011-11). ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” (ASU 2013-01). ASU 2013-01 clarifies that ordinary trade receivables and payables are not in the scope of ASU 2011-11. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ or subject to a master netting arrangement or similar agreement. Both ASU 2013-01 and ASU 2011-11 are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, which means that they will be effective for our fiscal year beginning October 1, 2013. Retrospective adoption is required. We do not believe that adoption of ASU 2013-01 or ASU 2011-11 will have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” (ASU 2013-02). ASU 2013-02 requires reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of income and comprehensive income or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statements of income and comprehensive income line item. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, which means that it will be effective for our fiscal year beginning October 1, 2013. Early adoption is permitted. We do not believe that adoption of ASU 2013-02 will have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” (ASU 2013-11). ASU 2013-11 provides guidance for presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit. ASU 2013-11 provides that a benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013, which means it will be effective for our fiscal year beginning October 1, 2014. We do not believe that adoption of ASU 2013-11 will have a significant impact on our consolidated financial statements.

2. Business Combinations

CR Software

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

The following table summarizes the consideration paid for CR Software and the allocation of purchase price to assets acquired and liabilities assumed, recognized based on a valuation at the acquisition date:

(In thousands)
Consideration
Cash	$29,649

Acquisition-related costs (included in the company’s consolidated statement of income and comprehensive income for the year ended September 30, 2013 as a component of restructuring and acquisition-related expense)	$306

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,211
Accounts receivable, net	2,943
Prepaid expenses and other current assets	119
Property and equipment, net	238
Intangible assets:
Completed technology	10,800
Customer relationships	5,500
Trade names	200
Other assets	28
Accounts payable	(400)
Accrued compensation and employee benefits	(506)
Other accrued liabilities	(1,057)
Deferred revenue	(178)
Notes payable to affiliate	(2,925)

Total identifiable net assets	15,973

Goodwill	13,676

Total	$29,649

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

The acquired identifiable intangible assets have a weighted average useful life of approximately 8.8 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, five to ten years, customer relationships, ten years, and trade names, one year. The goodwill of $13.7 million arising from the acquisition consists largely of the revenue synergies created by market expansion and increasingly rapid innovation for our collections & recovery solutions. The goodwill was allocated to our Applications segment and is not deductible for tax purposes. CR Software has been included in our operating results since the acquisition date.

Infoglide

On April 1, 2013, we acquired 100% of the common stock of Infoglide Software, Inc. (“Infoglide”) for $4.4 million in cash. Infoglide is a provider of entity resolution and social network analysis solutions used primarily to improve fraud detection, security and compliance. Infoglide’s solutions expedite fraud investigations and will further differentiate FICO’s fraud solutions in banking, insurance, retail and healthcare, as well as enabling FICO analytics to be applied to fraud, security and compliance challenges across multiple industries, including telecommunications and cyber-security. Infoglide has been included in our operating results since the acquisition date.

The pro forma impact of these acquisitions was not deemed material to our results of operations for the periods presented.

3. Cash, Cash Equivalents and Marketable Securities Available for Sale

The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2013 and 2012:

	September 30, 2013				September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$82,493	$—	$—	$82,493	$70,965	$—	$—	$70,965
Money market funds	439	—	—	439	397	—	—	397
Non U.S. money market funds	246	—	—	246	247	—	—	247

Total	$83,178	$—	$—	$83,178	$71,609	$—	$—	$71,609

Short-term Marketable Securities:
U.S. government obligations	$—	$—	$—	$—	$20,001	$—	$(1)	$20,000
U.S. corporate debt	—	—	—	—	2,007	1	—	2,008

Total	$—	$—	$—	$—	$22,008	$1	$(1)	$22,008

Long-term Marketable Securities:
Marketable equity securities	$6,006	$1,101	$—	$7,107	$5,016	$401	$—	$5,417

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

Short-term marketable securities mature at various dates over the course of the next twelve months. The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012:

	September 30, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of Securities:
U.S. government obligations	$15,000	$(1)	$—	$—	$15,000	$(1)

Total	$15,000	$(1)	$—	$—	$15,000	$(1)

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2013 and 2012:

September 30, 2013	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2013
		(In thousands)
Assets:
Cash equivalents (1)	$685	$—	$685
Marketable securities (3)	7,107	—	7,107

Total	$7,792	$—	$7,792

September 30, 2012	Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value as of September 30, 2012
		(In thousands)
Assets:
Cash equivalents (1)	$644	$—	$644
U.S. corporate debt (2)	—	2,008	2,008
U.S. government obligations (2)	—	20,000	20,000
Marketable securities (3)	5,417	—	5,417

Total	$6,061	$22,008	$28,069

(1)	Included in cash and cash equivalents on our balance sheet at September 30, 2013 and 2012. Not included in this table are cash deposits of $82.5 million and $71.0 million at September 30, 2013 and 2012, respectively.
(2)	Included in current marketable securities on our balance sheet at September 30, 2012.
(3)	Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at September 30, 2013 and 2012.

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

For the fair value of our derivative instruments and Senior Notes, see Note 5 and Note 10 to the consolidated financial statements, respectively.

5. Derivative Financial Instruments

We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign currency denominated accounts receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their functional currencies. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

foreign currency exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro and Canadian dollar.

Foreign currency denominated accounts receivable and cash balances are remeasured at foreign currency rates in effect on the balance sheet date with the effects of changes in foreign currency rates reported in other income (expense), net. The forward contracts are not designated as hedges and are marked to market through other income (expense), net. Fair value changes in the forward contracts help mitigate the changes in the value of the remeasured accounts receivable and cash balances attributable to changes in foreign currency exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

The following table summarizes our outstanding forward foreign currency contracts, by currency at September 30, 2013 and 2012:

	September 30, 2013
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 4,700	$4,542	$—
Euro (EUR)	EUR 5,400	$7,307	—
Buy foreign currency:
British pound (GBP)	GBP 6,513	$10,500	—

	September 30, 2012
	Contract Amount		Fair Value
	Foreign Currency	US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 2,750	$2,794	$—
Euro (EUR)	EUR 4,060	$5,255	—
Buy foreign currency:
British pound (GBP)	GBP 6,131	$9,950	—

The forward foreign currency contracts were entered into on September 30 of each fiscal year; therefore, their fair value was $0 at September 30, 2013 and 2012.

Gains on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net. These amounts are shown below for the years ended September 30, 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
	(in thousands)
Foreign currency forward contracts	$25	$453	$—

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

6. Receivables

Receivables at September 30, 2013 and 2012 consisted of the following:

	September 30,
	2013	2012
	(In thousands)
Billed	$115,640	$113,514
Unbilled (1)	31,250	32,487

	146,890	146,001
Less: allowance for doubtful accounts	(3,157)	(3,406)

Receivables, net	$143,733	$142,595

(1)	Represents revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2013	2012
	(In thousands)
Balance, beginning of year	$3,406	$3,714
Add: expense	327	(122)
Less: write-offs (net of recoveries)	(576)	(186)

Balance, end of year	$3,157	$3,406

7. Goodwill and Intangible Assets

Intangible assets that are subject to amortization consisted of the following at September 30, 2013 and 2012:

	September 30, 2013				September 30, 2012
	(In thousands, except average life)
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
Completed technology	$84,604	$(53,347)	$31,257	5	$92,437	$(66,950)	$25,487	5
Customer contracts and relationships	56,321	(30,422)	25,899	13	73,046	(47,224)	25,822	12
Trade names	230	(182)	48	1	9,801	(9,290)	511	3

	$141,155	$(83,951)	57,204	8	$175,284	$(123,464)	51,820	11

Foreign currency translation adjustments			157				479

Intangible assets, net			$57,361				$52,299

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income and comprehensive income, consisted of the following during fiscal 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Cost of revenues	$6,630	$1,332	$2,274
Selling, general and administrative expenses	6,905	5,612	5,467

Total	$13,535	$6,944	$7,741

In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2013, was as follows (in thousands):

Year Ended September 30,
2014	$11,557
2015	11,409
2016	11,180
2017	10,044
2018	2,866
Thereafter	10,305

Total	$57,361

The following table summarizes changes to goodwill during fiscal 2013 and 2012, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2011	$451,205	$146,648	$66,835	$664,688
Addition from acquisition	87,280	—	—	87,280
Foreign currency translation adjustment	4,458	—	1,078	5,536

Balance at September 30, 2012	542,943	146,648	67,913	757,504
Addition from acquisition	17,457	—	—	17,457
Foreign currency translation adjustment	(862)	—	(168)	(1,030)

Balance at September 30, 2013	$559,538	$146,648	$67,745	$773,931

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

8. Composition of Certain Financial Statement Captions

The following table presents the composition of property and equipment and other accrued liabilities at September 30, 2013 and 2012:

	September 30,
	2013	2012
	(In thousands)
Property and equipment:
Data processing equipment and software	$139,035	$161,215
Office furniture and equipment	11,670	6,963
Leasehold improvements	24,117	21,341
Less: accumulated depreciation and amortization	(129,667)	(148,439)

Total	$45,155	$41,080

Other accrued liabilities:
Interest payable	$8,519	$9,747
Income taxes payable	6,821	11,754
Other	19,862	22,144

Total	$35,202	$43,645

9. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of September 30, 2013, we had $15.0 million in borrowings outstanding at an interest rate of 1.3125% and were in compliance with all financial covenants under this credit facility.

10. Senior Notes

On May 7, 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
A	$41 million	6.37%	May 7, 2013
B	$40 million	6.37%	May 7, 2015
C	$63 million	6.71%	May 7, 2015
D	$131 million	7.18%	May 7, 2018

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

On July 14, 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
E	$60 million	4.72%	July 14, 2016
F	$72 million	5.04%	July 14, 2017
G	$28 million	5.42%	July 14, 2019
H	$85 million	5.59%	July 14, 2020

We are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which required annual principal payments of $8.0 million starting on May 7, 2011 and ending on May 7, 2015. The Series A note matured on May 7, 2013 and the entire $41 million principal balance was repaid. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of September 30, 2013, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities.

The following table presents the principal amounts, carrying amounts, and fair values for our Senior Notes at September 30, 2013 and 2012:

	September 30, 2013			September 30, 2012
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$210,000	$210,000	$221,393	$259,000	$259,000	$275,201
July 2010 $245 million Senior Notes	$245,000	$245,000	$241,035	$245,000	$245,000	$243,866

We measure the fair value of our Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

Future principal payments for the Senior Notes are as follows (in thousands):

Year Ended September 30,
2014	$8,000
2015	71,000
2016	60,000
2017	72,000
2018	131,000
Thereafter	113,000

Total	$455,000

11. Employee Benefit Plans

Defined Contribution Plans

We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $6.3 million, $5.5 million and $5.1 million during fiscal 2013, 2012 and 2011, respectively.

Employee Incentive Plans

We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $10.5 million, $17.4 million and $10.1 million during fiscal 2013, 2012 and 2011, respectively.

12. Restructuring Expenses

During fiscal 2013, we incurred net charges totaling $2.5 million consisting of $1.6 million in facilities charges associated with vacating excess leased space in Minnesota, $1.1 million in severance charges due to the elimination of 52 positions primarily in the U.S., and a reversal of $0.2 million of previously recognized severance costs due to favorable adjustments. Cash payments for all the severance costs were paid during fiscal 2013. Cash payments for substantially all the facilities charges will be paid by the end of fiscal 2014.

During fiscal 2012, we incurred $4.0 million in severance charges due to the elimination of 85 positions mainly within the product and technology organization of the Company. Cash payments for all the severance costs have been paid by the end of fiscal 2013.

During fiscal 2011, we incurred charges totaling $12.4 million as a result of $8.2 million in severance charges due to the elimination of 177 positions throughout the company, and $4.2 million in facilities charges associated with vacating excess leased space primarily in Minnesota and Georgia. Cash payments for all the severance costs were paid during fiscal 2011. Cash payments for substantially all the facilities charges have been paid by the end of fiscal 2013.

The following table summarizes our restructuring accruals associated with the above actions. The current portion and non-current portion was recorded in other accrued current liabilities and other liabilities, respectively, within the accompanying consolidated balance sheets.

	Accrual at September 30, 2010	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2011
	(In thousands)
Facilities charges	$2,836	$4,226	$(1,700)	$—	$5,362
Employee separation	742	8,165	(7,873)	—	1,034

	3,578	$12,391	$(9,573)	$—	6,396

Less: current portion	(1,474)				(3,062)

Non-current	$2,104				$3,334

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

	Accrual at September 30, 2011	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2012
	(In thousands)
Facilities charges	$5,362	$—	$(2,029)	$—	$3,333
Employee separation	1,034	3,978	(2,541)	—	2,471

	6,396	$3,978	$(4,570)	$—	5,804

Less: current portion	(3,062)				(4,944)

Non-current	$3,334				$860

	Accrual at September 30, 2012	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2013
	(In thousands)
Facilities charges	$3,333	$1,624	$(3,225)	$—	$1,732
Employee separation	2,471	1,095	(3,313)	(253)	—

	5,804	$2,719	$(6,538)	$(253)	1,732

Less: current portion	(4,944)				(1,732)

Non-current	$860				$—

13. Income Taxes

The provision for income taxes was as follows during fiscal 2013, 2012, and 2011:

	Year ended September 30,
	2013	2012	2011
	(In thousands)
Current:
Federal	$31,469	$42,502	$22,019
State	2,755	4,899	2,873
Foreign	3,994	3,959	(251)

	38,218	51,360	24,641

Deferred:
Federal	(468)	(6,843)	59
State	2,069	(925)	(112)
Foreign	2,070	647	1,305

	3,671	(7,121)	1,252

Total provision	$41,889	$44,239	$25,893

The foreign provision was based on foreign pretax earnings of $24.3 million, $26.9 million and $20.6 million in fiscal 2013, 2012, and 2011, respectively. Current foreign tax expense related to foreign tax withholdings was $4.8 million, $6.3 million and $5.4 million in fiscal 2013, 2012, and 2011, respectively. Foreign withholding tax and related foreign tax credits are included in federal current tax expense above.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

Deferred tax assets and liabilities at September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$21,529	$22,120
Research credit carryforward	4,074	2,310
Capital loss carryforward	165	91
Investments	1,101	1,141
Accrued compensation	1,662	1,297
Share-based compensation	16,443	20,109
Deferred revenue	2,139	3,577
Accrued lease costs	1,127	1,774
Property and equipment	2,155	3,629
Other	7,093	14,183

	57,488	70,231
Less valuation allowance	(8,712)	(5,425)

Total deferred tax assets	48,776	64,806

Deferred tax liabilities:
Intangible assets	(29,912)	(31,364)
Prepaid expense	(3,526)	(3,405)
Other	(1,515)	(1,019)

Total deferred tax liabilities	(34,953)	(35,788)

Deferred tax assets, net	$13,823	$29,018

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2013.

For fiscal 2013, the increase in the valuation allowance was due to a change in the California tax law in which FICO adopted the single sales factor election that will result in lower income apportioned to California. The lower income apportioned to California in the future will result in FICO not being able to utilize the existing Research & Development Tax credits it had recorded as deferred tax assets. The remaining valuation allowance is associated with operations where the Company has a Net Operating Loss (“NOL”) carryforward where realization remains uncertain.

As of September 30, 2013, we had available U.S. federal, state and foreign NOL carryforwards of approximately $31.5 million, $6.2 million, and $10.2 million, respectively. The NOLs were acquired in connection with our acquisitions of Braun in fiscal 2005, Adeptra and Entiera in fiscal 2012, and Infoglide in fiscal 2013. The change in NOL during fiscal 2013 was due to utilization of federal NOL and acquisition of Infoglide. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2024, if not utilized. The state NOL carryforward will begin to expire at various dates beginning in fiscal 2021, if not utilized. The UK NOL carryforward does not have an expiration date. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar state provisions. We also have available excess California state research credit of approximately $3.4 million. The California state research credit does not have an

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

expiration date; however, due to the adoption of the single sales factor election, FICO has recorded a valuation allowance of $3.4 million.

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Income tax provision at U.S. federal statutory rate	$46,194	$47,685	$34,117
State income taxes, net of U.S. federal benefit	2,689	3,663	2,770
Foreign taxes	(2,855)	(3,616)	(9,867)
Intercompany dividend	(32)	2,692	3,822
Research credits	(2,412)	(375)	(2,559)
Domestic production deduction	(2,168)	(3,054)	(2,494)
Tax audit settlements	—	(1,203)	1,524
CA Valuation	2,310	—	—
Other	(1,837)	(1,553)	(1,420)

Recorded income tax provision	$41,889	$44,239	$25,893

The 2013 effective tax rate was positively impacted by the reenactment of the U.S. Federal Research and Development Credit. The 2012 effective tax rate was negatively impacted by the expiration of the U.S. Federal Research and Development credit and a one-time tax impact of a legal entity restructuring charge.

In 2013 and 2012, the foreign taxes consist of tax rate differentials, local country permanent items, and prior years’ true ups.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of September 30, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $48.6 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Unrecognized Tax Benefit for Uncertain Tax Positions

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2008. We are currently under audit by the IRS for tax returns filed for fiscal years 2008 through 2012 and by California Franchise Tax Board for fiscal 2006 through 2011. We do not anticipate any adjustments related to those audits that will result in a material change to our consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$7,501	$9,539	$12,286
Gross increases for tax positions in prior years	508	64	547
Gross decreases for tax positions in prior years	—	(2,035)	—
Gross increases based on tax positions related to the current year	1,000	681	1,000
Decreases for settlements and payments	—	(748)	(4,294)

Gross unrecognized tax benefits at end of year	$9,009	$7,501	$9,539

We had $9.0 million of total unrecognized tax benefits as of September 30, 2013. Included in the $9.0 million of total gross unrecognized tax benefits as of September 30, 2013 was $7.2 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $7.0 million reduction of the uncertain tax benefits will occur in the next 12 months.

We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2013, we have accrued interest of $0.9 million related to the unrecognized tax benefits.

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

On February 7, 2012 our shareholders approved the adoption of the 2012 Long-Term Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the issuance of 6,000,000 shares of our common stock. Unused shares under the 1992 Plan and the 2003 Plan will not be available for grants under the 2012 Plan. Under the terms of the 2012 Plan, the pool of shares available for issuance may be used for all types of equity awards available under the 2012 Plan, which include stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors will be eligible to receive awards under the 2012 Plan. As of September 30, 2013, 1,731,492 shares remained available for grants under this plan. The 2012 Plan will terminate on the tenth

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

anniversary of its adoption by our Board of Directors. Stock option awards granted typically have a maximum term of seven years and vest ratably over four years. Stock option awards granted prior to October 1, 2005 under the 1992 Plan typically had a maximum term of ten years and vested ratably over four years.

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

At September 30, 2013, 2,707,966 shares remained available for issuance.

Share-Based Compensation Expense

We recorded share-based compensation expense of $25.9 million, $21.2 million and $15.5 million in fiscal years 2013, 2012 and 2011, respectively. The total tax benefit related to this share-based compensation expense was $9.2 million, $7.8 million and $5.8 million in fiscal 2013, 2012 and 2011, respectively. As of September 30, 2013, there was $54.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.67 years.

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
Stock Options:
Average expected term (years)	4.10	4.31	4.27
Expected volatility (range)	35-37%	38-41%	39-41%
Weighted average volatility	37%	40%	40%
Risk-free interest rate (range)	0.5-1.1%	0.5-1.5%	0.6-2.1%
Average expected dividend yield	0.2%	0.3%	0.3%
Expected dividend yield (range)	0.2%	0.2-0.3%	0.3%

Expected Volatility. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

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

Stock-Based Activity

The following table summarizes option activity during fiscal 2013:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2012	4,034	$33.01
Granted	757	42.86
Exercised	(1,360)	31.79
Forfeited	(334)	26.03
Expired	(410)	44.73

Outstanding at September 30, 2013	2,687	$35.48	4.86	$53,203

Options exercisable at September 30, 2013	942	$32.57	3.57	$21,388

Vested and expected to vest at September 30, 2013	2,435	$35.03	4.78	$49,312

The weighted average fair value of options granted were $12.53, $12.32 and $8.02 during fiscal 2013, 2012 and 2011, respectively. The aggregate intrinsic value of options outstanding at September 30, 2013 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for all 2.7 million outstanding shares, which had exercise prices lower than the $55.28 market price of our common stock at September 30, 2013. The total intrinsic value of options exercised was $19.8 million, $31.2 million and $4.4 million during fiscal 2013, 2012 and 2011, respectively, determined as of the date of exercise.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

The following table summarizes restricted stock unit activity during fiscal 2013:

	Shares	Weighted- average Price
	(In thousands)
Outstanding at October 1, 2012	1,732	$33.31
Granted	782	42.59
Released	(603)	30.08
Forfeited	(195)	34.57

Outstanding at September 30, 2013	1,716	38.54

The weighted average fair value of restricted stock units granted were $42.27, $37.8 and $24.38 during fiscal 2013, 2012 and 2011, respectively. The total intrinsic value of restricted stock units that vested was $26.7 million, $15.5 million and $9.7 million during fiscal 2013, 2012 and 2011, respectively, determined as of the date of vesting.

In fiscal 2013 we received $30.3 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $6.8 million.

Due primarily to our ongoing program of repurchasing shares on the open market, we had approximately 54.1 million treasury shares at September 30, 2013. We satisfy stock option exercises, Purchase Plan issuances and vesting of restricted stock units from this pool of treasury shares.

15. Earnings Per Share

The following table reconciles the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$90,095	$92,004	$71,562

Denominator — share:
Basic weighted-average shares	35,332	34,909	39,359
Effect of dilutive securities	960	1,154	629

Diluted weighted-average shares	36,292	36,063	39,988

Earnings per share:
Basic	$2.55	$2.64	$1.82

Diluted	$2.48	$2.55	$1.79

The computation of diluted EPS excludes options to purchase approximately 111,000, 1,420,000, and 3,598,000 shares of common stock for fiscal 2013, 2012 and 2011, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

16. Related Party Transactions

We have a $10 million investment in convertible preferred stock of a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenue was immaterial for the years ended September 30, 2013, 2012 and 2011. The accounts receivable balance from this company was not significant as of September 30, 2013 and 2012.

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

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

The following tables summarize segment information for fiscal 2013, 2012 and 2011:

	Year Ended September 30, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$306,738	$175,281	$32,285	$—	$514,304
Professional services	110,081	4,012	21,101	—	135,194
License	59,265	1,520	33,161	—	93,946

Total segment revenues	476,084	180,813	86,547	—	743,444
Segment operating expense	(346,222)	(51,781)	(70,011)	(70,966)	(538,980)

Segment operating income	$129,862	$129,032	$16,536	$(70,966)	204,464

Unallocated share-based compensation expense					(25,850)
Unallocated amortization expense					(13,535)
Unallocated restructuring and acquisition-related					(3,486)

Operating income					161,593
Unallocated interest income					54
Unallocated interest expense					(30,281)
Unallocated other expense, net					618

Income before income taxes					$131,984

Depreciation expense	$14,171	$867	$1,998	$2,643	$19,679

	Year Ended September 30, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$263,726	$172,218	$30,231	$—	$466,175
Professional services	104,637	2,382	17,952	—	124,971
License	56,241	1,023	28,013	—	85,277

Total segment revenues	424,604	175,623	76,196	—	676,423
Segment operating expense	(291,778)	(52,687)	(58,597)	(71,705)	(474,767)

Segment operating income	$132,826	$122,936	$17,599	$(71,705)	201,656

Unallocated share-based compensation expense					(21,229)
Unallocated amortization expense					(6,944)
Unallocated restructuring and acquisition-related					(5,125)

Operating income					168,358
Unallocated interest income					317
Unallocated interest expense					(31,734)
Unallocated other expense, net					(698)

Income before income taxes					$136,243

Depreciation expense	$11,321	$724	$1,258	$1,302	$14,605

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

	Year Ended September 30, 2011
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$258,736	$164,918	$29,776	$—	$453,430
Professional services	100,921	2,102	12,918	—	115,941
License	23,371	1,547	25,394	—	50,312

Total segment revenues	383,028	168,567	68,088	—	619,683
Segment operating expense	(276,467)	(55,169)	(54,398)	(70,680)	(456,714)

Segment operating income	$106,561	$113,398	$13,690	$(70,680)	162,969

Unallocated share-based compensation expense					(15,500)
Unallocated amortization expense					(7,741)
Unallocated restructuring and acquisition-related					(12,391)

Operating income					127,337
Unallocated interest income					2,192
Unallocated interest expense					(32,364)
Unallocated other income, net					290

Income before income taxes					$97,455

Depreciation expense	$12,784	$1,007	$1,667	$998	$16,456

Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2013, 2012 and 2011, the majority of which were derived from the sale of products and services within the banking (including consumer credit) industry:

	Year Ended September 30,
	2013		2012		2011
	(Dollars in thousands)
Applications	$476,084	64%	$424,604	63%	$383,028	62%
Scores	180,813	24%	175,623	26%	168,567	27%
Tools	86,547	12%	76,196	11%	68,088	11%

Total	$743,444	100%	$676,423	100%	$619,683	100%

Within our Applications segment our fraud solutions accounted for 22%, 25% and 23% of total revenues in each of fiscal 2013, 2012 and 2011, respectively; our customer management solutions accounted for 11%, 13% and 13% of total revenues, in each of these periods, respectively; and our collections & recovery solutions accounted for 9%, 8% and 8% for each of these periods, respectively.

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2013, 2012 and 2011.

	Year Ended September 30,
	2013		2012		2011
	(Dollars in thousands)
United States	$449,437	60%	$410,178	61%	$389,676	63%
United Kingdom	79,238	11%	66,964	10%	58,941	9%
Other countries	214,769	29%	199,281	29%	171,066	28%

Total	$743,444	100%	$676,423	100%	$619,683	100%

During fiscal 2013, 2012 and 2011, no individual customer accounted for 10% or more of our total revenues; however, we derive a substantial portion of revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 16%, 18% and 18% of our total revenues in fiscal 2013, 2012 and 2011, respectively. At September 30, 2013 and 2012, no individual customer accounted for 10% or more of total consolidated receivables.

Our property and equipment, net, on a geographical basis are summarized below at September 30, 2013 and 2012. At September 30, 2013 and 2012, no individual country outside of the United States accounted for 10% or more of total consolidated net property and equipment.

	September 30,
	2013		2012
	(Dollars in thousands)
United States	$39,737	88%	$35,571	87%
International	5,418	12%	5,509	13%

Total	$45,155	100%	$41,080	100%

18. Commitments

Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2013:

Year Ended September 30,	Future Minimum Lease Commitments
(In thousands)
2014	$24,676
2015	19,173
2016	16,267
2017	12,628
2018	11,104
Thereafter	21,350

Total	$105,198

FAIR ISAAC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2013, 2012 and 2011

Lease Commitments

The above amounts have contractual sublease commitments totaling $1.1 million in fiscal 2014. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $22.1 million, $21.3 million and $21.1 million during fiscal 2013, 2012 and 2011, respectively.

Other Commitments

In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.

We are also a party to a management agreement with 25 of our executives providing for certain payments and other benefits in the event of a qualified change in control of FICO, coupled with a termination of the officer during the following year.

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

Years Ended September 30, 2013, 2012 and 2011

21. Supplementary Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2013. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(In thousands, except per share data)
Revenues	$190,327	$183,772	$179,325	$190,020
Cost of revenues (2)	56,809	57,655	58,856	56,148

Gross profit	133,518	126,117	120,469	133,872

Net income	$28,557	$19,622	$18,495	$23,421

Earnings per share (1):
Basic	$0.81	$0.55	$0.52	$0.67

Diluted	$0.79	$0.54	$0.51	$0.65

Shares used in computing earnings per share:
Basic	35,132	35,499	35,664	35,043
Diluted	36,151	36,385	36,492	36,151

	Quarter Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(In thousands, except per share data)
Revenues	$186,075	$160,478	$159,521	$170,349
Cost of revenues (2)	55,327	47,832	48,814	45,974

Gross profit	130,748	112,646	110,707	124,375

Net income	$21,246	$20,749	$20,012	$29,997

Earnings per share (1):
Basic	$0.62	$0.61	$0.57	$0.83

Diluted	$0.60	$0.59	$0.55	$0.81

Shares used in computing earnings per share:
Basic	34,262	34,004	35,331	36,034
Diluted	35,513	35,293	36,552	36,887

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.
(2)	Cost of revenues excludes amortization expense of $1.7 million, $1.7 million, $1.7 million, $1.5 million, $0.5 million, $0.1 million, $0.1 million and $0.6 million for the quarters ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively.

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

No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2013, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 11, 2014.

Our current executive officers are as follows:

Name	Positions Held	Age
William J. Lansing	January 2012-present, Chief Executive Officer and member of the Board of Directors of the Company. February 2009-November 2010, Chief Executive Offer and President, Infospace, Inc. 2004-2007, Chief Executive Officer and President, ValueVision Media, Inc. 2001-2003, General Partner, General Atlantic LLC. 2000-2001, Chief Executive Officer, NBC Internet, Inc. 1998-2000, President/Chief Executive Officer, Fingerhut Companies, Inc. 1996-1998, Vice President, Corporate Business Development, General Electric Company. 1996, Executive Vice President, Chief Operating Office, Prodigy, Inc. 1986-1995, various positions, McKinsey & Company, Inc.	55

Michael J. Pung	November 2010-present, Executive Vice President and Chief Financial Officer of the Company. August 2004-November 2010, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	50

Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	46

Michael J. Gordon	October 2012-present, Executive Vice President of Sales, Services and Marketing of the Company. April 2009-October 2012, Vice President and Managing Director, Europe, Middle East, and Africa of the Company. February 2010-October 2012, Vice President, Global Lead for Banking of the Company. January 2008-April 2009, Vice President for Emerging/ Growth Industries & Tools of the Company. November 2005-January 2008, Vice President, Insurance Industry Lead of the Company. August 2005-November 2005, Vice President, Client Partner of the Company.	43

Name	Positions Held	Age

Andrew N. Jennings	February 2011-present, Senior Vice President, Chief Analytics Officer of the Company. October 2007-February 2011, Senior Vice President, Chief Research Officer of the Company. May 2007-September 2007, Vice President, Analytic Research and Development of the Company. May 2006-May 2007, Vice President, EDM Applications of the Company. 2001-2006, Vice President Global Account Management Solutions of the Company. 2000-2001, Senior Vice President International Sales of the Company. 1999-2000, Senior Vice President, International Operations of the Company. 1996-1999, Vice President European Operations of the Company. 1994-1996, Director, United Kingdom Operations of the Company.	58

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	48

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	44

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	48

Stuart C. Wells	April 2012-present, Executive Vice President, Chief Technology Officer of the Company. June 2012 to April 2012, Head of Global Professional Services and Support of the Company (Consultant). February 2009-June 2010, CEO, and Chairman of the Board, ScaleMP. January 2007-January 2009, Senior Vice President and President, Avaya, Inc. April 2005-December 2006, Executive Vice President, Utility Computing, Sun Microsystems.	57

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 11, 2014.

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

The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 11, 2014.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for 2013,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 11, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 11, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 11, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 11, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements:

2. Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3. Exhibits:

Exhibit Number	Description

2.1	Equity Purchase Agreement, dated as of August 16, 2012, among Fair Isaac Software Holdings Limited, Adeptra Limited, the Executing Shareholders of Adeptra Limited, Shareholder Representative Services, LLC as Representative to the Executing Shareholders and Fair Isaac Corporation as Guarantor. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 17, 2012.)

3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 8, 2010.)

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010.)

10.1	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 25, 2007).

10.2	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 10-Q for the fiscal quarter ended June 30, 2008.)

10.3	Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010.)

Exhibit Number	Description

10.4	Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2009.)

10.5	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to Fair Isaac’s Form 8-K filed on December 9, 2008.)

10.6	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2009.)

10.7	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010.) (1)

10.8	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

10.9	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2008.) (1)

10.10	Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

10.11	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.) (1)

10.12	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to HNC’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.) (1)

10.13	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to HNC’s Form 10-Q for the quarter ended June 30, 1999.) (1)

10.14	Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.17	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.18	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on February 10, 2012.) (1)

10.22	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007). (1)

10.23	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

Exhibit Number	Description

10.24	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.27	Transition Agreement dated January 24, 2012 by and between the Company and Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.28	Amended and Restated Transition Agreement dated September 11, 2012 by and between the Company and Dr. Mark N. Greene. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended September 30, 2012.) (1)

10.29	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.30	Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.31	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.32	Letter Agreement dated March 7, 2012 by and between the Company and James M. Wehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.33	Letter Agreement dated April 24, 2012 by and between the Company and Stuart C. Wells. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.34	Transition Agreement dated April 25, 2012 by and between the Company and Deborah Kerr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2012.) (1)

10.35	Transition Agreement dated April 25, 2012 by and between the Company and Charles L. Ill. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 25, 2012.) (1)

10.36	Fair Isaac Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on January 4, 2012.) (1)

10.37	Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.38	Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.39	Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.40	Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.41	Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

Exhibit Number	Description

10.42	Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.43	Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.44	Form of Performance Share Unit Award Agreement (fiscal 2013 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.45	Credit Agreement dated September 27, 2011 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 30, 2011.)

12.1*	Computations of ratios of earnings to fixed charges.

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer

DATE: November 12, 2013

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

/s/ WILLIAM J. LANSING William J. Lansing	Chief Executive Officer (Principal Executive Officer) and Director	November 12, 2013

/s/ MICHAEL J. PUNG Michael J. Pung	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 12, 2013

/s/ MICHAEL S. LEONARD Michael S. Leonard	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 12, 2013

/s/ A. GEORGE BATTLE A. George Battle	Director	November 12, 2013

/s/ BRADEN R. KELLY Braden R. Kelly	Director	November 12, 2013

/s/ JAMES D. KIRSNER James D. Kirsner	Director	November 12, 2013

/s/ RAHUL N. MERCHANT Rahul N. Merchant	Director	November 12, 2013

/s/ DAVID A. REY David A. Rey	Director	November 12, 2013

/s/ DUANE E. WHITE Duane E. White	Director	November 12, 2013

EXHIBIT INDEX

To Fair Isaac Corporation

Report On Form 10-K For The Fiscal Year Ended September 30, 2013

Exhibit Number	Description

3.1	Equity Purchase Agreement, dated as of August 16, 2012, among Fair Isaac Software Holdings Limited, Adeptra Limited, the Executing Shareholders of Adeptra Limited, Shareholder Representative Services, LLC as Representative to the Executing Shareholders and Fair Isaac Corporation as Guarantor.	Incorporated by Reference

3.1	By-laws of the Company.	Incorporated by Reference

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

10.1	Amended and Restated Credit Agreement among Fair Isaac, Wells Fargo Bank, N.A., U.S. Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG, NY Branch, dated July 23, 2007	Incorporated by Reference

10.2	Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference

10.3	Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request).	Incorporated by Reference

10.4	Voting Agreement dated May 21, 2009 by and between Fair Isaac Corporation and Southeastern Asset Management, Inc.	Incorporated by Reference

10.5	Amended and Restated Agreement dated December 4, 2008, between the Company and the Sandell Group.	Incorporated by Reference

10.6	Amendment Number 1, dated July 29, 2009, to the Amended and Restated Agreement between the Company and the Sandell Group.	Incorporated by Reference

10.7	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010.	Incorporated by Reference

10.8	Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference

10.9	Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan.	Incorporated by Reference

10.10	Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007.	Incorporated by Reference

10.11	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan.	Incorporated by Reference

Exhibit Number	Description

10.12	HNC’s 1995 Directors Stock Option Plan, as amended through April 30, 2000.	Incorporated by Reference

10.13	HNC’s Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement.	Incorporated by Reference

10.14	Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009.	Incorporated by Reference

10.17	Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers.	Incorporated by Reference

10.18	Form of Management Agreement entered into with each of the Company’s executive officers.	Incorporated by Reference

10.22	Employment Agreement dated February 13, 2007, by and between Fair Isaac and Dr. Mark Greene.	Incorporated by Reference

10.23	Letter Agreement entered into on June 30, 2008 by and between Fair Isaac Corporation and Dr. Mark N. Greene.	Incorporated by Reference

10.24	Offer Letter entered into on May 29, 2007 with Mark R. Scadina.	Incorporated by Reference

10.27	Transition Agreement dated January 24, 2012 by and between the Company and Dr. Mark N. Greene.	Incorporated by Reference

10.28	Amended and Restated Transition Agreement dated September 11, 2012 by and between the Company and Dr. Mark N. Greene.	Incorporated by Reference

10.29	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing.	Incorporated by Reference

10.30	Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung.	Incorporated by Reference

10.31	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina.	Incorporated by Reference

10.32	Letter Agreement dated March 7, 2012 by and between the Company and James M. Wehmann.	Incorporated by Reference

10.33	Letter Agreement dated April 24, 2012 by and between the Company and Stuart C. Wells.	Incorporated by Reference

10.34	Transition Agreement dated April 25, 2012 by and between the Company and Deborah Kerr.	Incorporated by Reference

10.35	Transition Agreement dated April 25, 2012 by and between the Company and Charles L. Ill.	Incorporated by Reference

10.36	Fair Isaac Corporation 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.37	Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.38	Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.39	Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

Exhibit Number	Description

10.40	Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.41	Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.42	Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.43	Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.44	Form of Performance Share Unit Award Agreement (fiscal 2013 grants) under the 2012 Long-Term Incentive Plan.	Incorporated by Reference

10.45	Credit Agreement dated September 27, 2011 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association.	Incorporated by Reference

12.1	Computations of ratios of earnings to fixed charges.	Filed Electronically

21.1	List of Company’s subsidiaries.	Filed Electronically

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

32.1	Section 1350 Certifications of CEO.	Filed Electronically

32.2	Section 1350 Certifications of CFO.	Filed Electronically

101.INS	XBRL Instance Document.	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Electronically