Form 10-Q
period 2013-12-31
FAIR ISAAC CORP
filed 2014-01-28
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of common stock outstanding on January 17, 2014 was 34,913,253 (excluding 53,943,530 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2013	2013
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$95,937	$83,178
Accounts receivable, net	141,112	143,733
Prepaid expenses and other current assets	20,639	22,277

Total current assets	257,688	249,188
Marketable securities available for sale	7,676	7,107
Other investments	11,033	11,033
Property and equipment, net	41,997	45,155
Goodwill	776,831	773,931
Intangible assets, net	55,055	57,361
Deferred income taxes	9,703	11,132
Other assets	6,293	6,640

Total assets	$1,166,276	$1,161,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,976	$19,216
Accrued compensation and employee benefits	28,457	39,281
Other accrued liabilities	32,819	35,202
Deferred revenue	48,388	49,181
Current maturities on debt	31,000	23,000

Total current liabilities	161,640	165,880
Senior notes	447,000	447,000
Other liabilities	18,213	17,990

Total liabilities	626,853	630,870

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 34,909 and 34,786 shares outstanding at December 31, 2013 and September 30, 2013, respectively)	349	348
Paid-in-capital	1,105,402	1,110,198
Treasury stock, at cost (53,948 and 54,071 shares at December 31, 2013 and September 30, 2013, respectively)	(1,757,804)	(1,751,057)
Retained earnings	1,208,379	1,192,096
Accumulated other comprehensive loss	(16,903)	(20,908)

Total stockholders’ equity	539,423	530,677

Total liabilities and stockholders’ equity	$1,166,276	$1,161,547

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended December 31,
	2013	2012
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$129,655	$129,898
Professional services	34,286	32,337
License	20,402	27,785

Total revenues	184,343	190,020
Operating expenses:
Cost of revenues *	57,319	56,148
Research and development	18,092	14,552
Selling, general and administrative *	66,989	69,665
Amortization of intangible assets *	3,013	3,372
Restructuring and acquisition-related	3,660	3,289

Total operating expenses	149,073	147,026

Operating income	35,270	42,994
Interest income	6	21
Interest expense	(7,132)	(7,880)
Other expense, net	(961)	(92)

Income before income taxes	27,183	35,043
Provision for income taxes	10,206	11,622

Net income	16,977	23,421

Other comprehensive income (loss):
Foreign currency translation adjustments	4,005	(1,391)

Comprehensive income	$20,982	$22,030

Earnings per share:
Basic	$0.49	$0.67

Diluted	$0.47	$0.65

Shares used in computing earnings per share:
Basic	34,699	35,043

Diluted	35,820	36,151

*	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

						Accumulated Other	Total
	Common Stock				Retained	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in-Capital	Treasury Stock	Earnings	Loss	Equity
Balance at September 30, 2013	34,786	$348	$1,110,198	$(1,751,057)	$1,192,096	$(20,908)	$530,677
Share-based compensation	—	—	7,235	—	—	—	7,235
Issuance of treasury stock under employee stock plans	561	5	(16,227)	18,233	—	—	2,011
Tax effect from share-based payment arrangements	—	—	4,196	—	—	—	4,196
Repurchases of common stock	(438)	(4)	—	(24,980)	—	—	(24,984)
Dividends paid ($0.02 per share)	—	—	—	—	(694)	—	(694)
Net income	—	—	—	—	16,977	—	16,977
Foreign currency translation adjustments	—	—	—	—	—	4,005	4,005

Balance at December 31, 2013	34,909	$349	$1,105,402	$(1,757,804)	$1,208,379	$(16,903)	$539,423

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended December 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$16,977	$23,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,167	7,973
Share-based compensation	7,235	5,832
Deferred income taxes	(1,576)	(1,418)
Tax effect from share-based payment arrangements	4,196	973
Excess tax benefits from share-based payment arrangements	(4,551)	(2,940)
Net amortization of premium on marketable securities	—	8
Provision for doubtful accounts, net	278	92
Net loss on sales of property and equipment	—	280
Changes in operating assets and liabilities:
Accounts receivable	2,755	6,754
Prepaid expenses and other assets	1,344	45
Accounts payable	1,848	1,748
Accrued compensation and employee benefits	(10,880)	(20,242)
Other liabilities	4,686	8,967
Deferred revenue	(2,101)	(2,764)

Net cash provided by operating activities	28,378	28,729

Cash flows from investing activities:
Purchases of property and equipment	(2,154)	(9,012)
Proceeds from maturities of marketable securities	—	22,000
Cash paid for acquisitions, net of cash acquired	—	(27,605)
Distribution from cost method investees	—	50

Net cash used in investing activities	(2,154)	(14,567)

Cash flows from financing activities:
Proceeds from revolving line of credit	8,000	—
Payments on other short-term loans	—	(2,933)
Proceeds from issuance of treasury stock under employee stock plans	2,011	6,189
Dividends paid	(694)	(702)
Repurchases of common stock	(27,125)	—
Excess tax benefits from share-based payment arrangements	4,551	2,940

Net cash provided by (used in) financing activities	(13,257)	5,494

Effect of exchange rate changes on cash	(208)	(426)

Increase in cash and cash equivalents	12,759	19,230
Cash and cash equivalents, beginning of period	83,178	71,609

Cash and cash equivalents, end of period	$95,937	$90,839

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,285	$1,978
Cash paid for interest	$7,472	$9,011
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$521	$1,045

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

Fair Isaac Corporation

Incorporated under the laws of the State of Delaware, Fair Isaac Corporation (“FICO”) is a provider of analytic, software and data management products and services that enable businesses to automate, improve and connect decisions. FICO provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, healthcare organizations and public agencies.

In these condensed consolidated financial statements, FICO is referred to as “we,” “us,” “our,” or “FICO”.

Principles of Consolidation and Basis of Presentation

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2013. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

New Accounting Pronouncements Recently Issued or Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” (ASU 2013-11). ASU 2013-11 provides guidance for presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit. ASU 2013-11 provides that a benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013, which means it will be effective for our fiscal year beginning October 1, 2014. We do not believe that adoption of ASU 2013-11 will have a significant impact on our condensed consolidated financial statements.

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

•	Level 1—uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain equity securities.

•	Level 2—uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2013 and September 30, 2013.

•	Level 3—uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2013 and September 30, 2013.

The following table represents financial assets that we measured at fair value on a recurring basis at December 31, 2013 and September 30, 2013:

	Active Markets for
	Identical Instruments	Fair Value as of
December 31, 2013	(Level 1)	December 31, 2013
Assets:
Cash equivalents (1)	$3,902	$3,902
Marketable securities (2)	7,676	7,676

Total	$11,578	$11,578

	Active Markets for
	Identical Instruments	Fair Value as of
September 30, 2013	(Level 1)	September 30, 2013
Assets:
Cash equivalents (1)	$685	$685
Marketable securities (2)	7,107	7,107

Total	$7,792	$7,792

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet at December 31, 2013 and September 30, 2013. Not included in this table are cash deposits of $92.0 million and $82.5 million at December 31, 2013 and September 30, 2013, respectively.

(2)	Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at December 31, 2013 and September 30, 2013.

Where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing applies to our Level 1 investments. To the extent quoted prices in active markets for assets or liabilities are not available, the valuation techniques used to measure the fair values of our financial assets incorporate market inputs, which include reported trades, broker/dealer quotes, benchmark yields, issuer spreads, benchmark securities and other inputs derived from or corroborated by observable market data. This methodology would apply to our Level 2 investments. We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

For the fair value of our derivative instruments and senior notes, see Note 3 and Note 7 to the condensed consolidated financial statements, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis primarily include goodwill and finite-lived intangible assets which are measured at fair value for the purposes of our annual impairment assessment.

3. Derivative Financial Instruments

We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign-currency-denominated receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their respective functional currencies. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro and Canadian dollar.

Foreign-currency-denominated receivable and cash balances are remeasured at foreign exchange rates in effect on the balance sheet date with the effects of changes in foreign exchange rates reported in other expense, net. The forward contracts are not designated as hedges and are marked to market through other expense, net. Fair value changes in the forward contracts help mitigate the changes in the value of the remeasured receivable and cash balances attributable to changes in foreign exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2013 and September 30, 2013:

	December 31, 2013
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 4,700	$4,398	$—
Euro (EUR)	EUR 5,700	$7,818	$—
Buy foreign currency:
British pound (GBP)	GBP 3,633	$6,000	$—

	September 30, 2013
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 4,700	$4,542	$—
Euro (EUR)	EUR 5,400	$7,307	$—
Buy foreign currency:
British pound (GBP)	GBP 6,513	$10,500	$—

The foreign currency forward contracts were entered into on December 31, 2013 and September 30, 2013, respectively; therefore, their fair value was $0 on each of these dates.

Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other expense, net, and consisted of the following:

	Quarter Ended December 31,
	2013	2012
	(In thousands)
Foreign currency forward contracts	$338	$(131)

4. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended December 31,
	2013	2012
	(In thousands)
Cost of revenues	$1,799	$1,471
Selling, general and administrative expenses	1,214	1,901

	$3,013	$3,372

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $140.5 million and $141.2 million as of December 31, 2013 and September 30, 2013, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2013, was as follows (in thousands):

Year Ended September 30,
2014 (excluding the three months ended December 31, 2013)	$8,684
2015	11,569
2016	11,340
2017	10,193
2018	2,886
Thereafter	10,383

$55,055

The following table summarizes changes to goodwill during the quarter ended December 31, 2013, both in total and as allocated to our segments:

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2013	$559,538	$146,648	$67,745	$773,931
Adjustments related to prior acquisitions	(770)	—	—	(770)
Foreign currency translation adjustment	3,035	—	635	3,670

Balance at December 31, 2013	$561,803	$146,648	$68,380	$776,831

5. Composition of Certain Financial Statement Captions

The following table summarizes property and equipment, and the related accumulated depreciation and amortization:

	December 31, 2013	September 30, 2013
	(In thousands)
Property and equipment	$176,968	$174,822
Less: accumulated depreciation and amortization	(134,971)	(129,667)

	$41,997	$45,155

6. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of December 31, 2013, we had $23.0 million in borrowings outstanding at an interest rate of 1.295% and were in compliance with all financial covenants under this credit facility.

7. Senior Notes

On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 8.8 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008

Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of December 31, 2013, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $455.0 million as of December 31, 2013 and September 30, 2013. The fair value of the Senior Notes was $462.9 million and $462.4 million as of December 31, 2013 and September 30, 2013, respectively. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

8. Restructuring Expenses

During the quarter ended December 31, 2013, we incurred $3.7 million in severance charges due to the elimination of 83 positions throughout the company. Cash payments for all the severance costs will be paid by the end of the second quarter of our fiscal 2014.

The following table summarizes our restructuring accruals and certain FICO facility closures. These balances, which are expected to be paid by the end of fiscal 2014, are recorded in other accrued current liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at			Accrual at
	September 30,	Expense	Cash	December 31,
	2013	Additions	Payments	2013
	(In thousands)
Facilities charges	$1,732	$—	$(580)	$1,152
Employee separation	—	3,660	(2,512)	1,148

	$1,732	$3,660	$(3,092)	$2,300

9. Income Taxes

Effective Tax Rate

The effective income tax rate for the three months ended December 31, 2013 was 37.5% compared to 33.2% for the three months ended December 31, 2012. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate year over year was negatively impacted by: the expiration of the U.S. Federal Research and Development credit; a one-time state audit adjustment incurred in the three months ended December 31, 2013; an adjustment for deferred tax assets due to a change in the tax rate of one of our international jurisdictions; and a higher percentage of revenue expected in higher taxing jurisdictions.

The total unrecognized tax benefit for uncertain tax positions at December 31, 2013 and September 30, 2013 is estimated to be approximately $6.3 million and $9.0 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. As of December 31, 2013 and September 30, 2013, we have accrued interest of $0.4 million and $0.9 million, respectively, related to unrecognized tax benefits.

10. Share-Based Payments

We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we could grant equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have two other long-term incentive plans under which awards are currently outstanding: the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012, and the 2003 Employment Inducement Award Plan, which was adopted in November 2003 and terminated in February 2012. Stock option awards granted after September 30, 2005 have a maximum term of seven years, and stock option awards granted prior to October 1, 2005 had a maximum term of ten years. Stock option awards and restricted stock unit awards not subject to market conditions vest ratably over three or four years. Restricted stock unit awards subject to market conditions vest annually over a period of three years based on achievement of specified criteria.

The following table summarizes option activity during the quarter ended December 31, 2013:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(Inyears)	(In thousands)
Outstanding at October 1, 2013	2,687	$35.48
Granted	14	57.59
Exercised	(354)	33.16
Forfeited	(59)	41.46
Expired	(5)	35.50

Outstanding at December 31, 2013	2,283	$35.83	4.81	$61,675

Options exercisable at December 31, 2013	965	$32.00	3.97	$29,761

Vested and expected to vest at December 31, 2013	2,098	$35.42	4.74	$57,529

In November 2013, the Compensation Committee of our Board of Directors granted 88,000 market share units (“MSUs”), a new performance based equity award, to our senior officers. MSUs will be earned based on our total shareholder return relative to the Russell 3000 Index over performance periods of one, two and three years. All 88,000 shares were outstanding at December 31, 2013.

The following table summarizes restricted stock unit activity (including MSUs) during the quarter ended December 31, 2013:

		Weighted-
		average
	Shares	Price
	(In thousands)
Outstanding at October 1, 2013	1,716	$38.54
Granted	674	56.97
Released	(386)	35.98
Forfeited	(64)	36.42

Outstanding at December 31, 2013	1,940	$45.52

11. Earnings Per Share

The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”):

	Quarter Ended December 31,
	2013	2012
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$16,977	$23,421

Denominator—share:
Basic weighted-average shares	34,699	35,043
Effect of dilutive securities	1,121	1,108

Diluted weighted-average shares	35,820	36,151

Earnings per share:
Basic	$0.49	$0.67

Diluted	$0.47	$0.65

We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the options’ exercise prices exceed the average market price of our common stock as their inclusion would be antidilutive. There were no options excluded for the quarter ended December 31, 2013. There were approximately 257,000 options excluded for the quarter ended December 31, 2012.

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

Our Chief Executive Officer evaluates segment financial performance based on segment revenues and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel and depreciation. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate share-based compensation expense, restructuring expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation amounts are allocated to the segments from their internal cost centers as described above. We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year, reflecting immaterial movements of business activities between segments and changes in cost allocations.

The following tables summarize segment information for the quarters ended December 31, 2013 and 2012:

	Quarter Ended December 31, 2013
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
			(In thousands)
Segment revenues:
Transactional and maintenance	$77,779	$43,318	$8,558	$—	$129,655
Professional services	26,787	589	6,910	—	34,286
License	7,350	3,273	9,779	—	20,402

Total segment revenues	111,916	47,180	25,247	—	184,343
Segment operating expense	(81,962)	(10,375)	(21,071)	(21,757)	(135,165)

Segment operating income	$29,954	$36,805	$4,176	$(21,757)	49,178

Unallocated share-based compensation expense					(7,235)
Unallocated amortization expense					(3,013)
Unallocated restructuring and acquisition-related					(3,660)

Operating income					35,270
Unallocated interest income					6
Unallocated interest expense					(7,132)
Unallocated other expense, net					(961)

Income before income taxes					$27,183

Depreciation expense	$3,637	$212	$614	$691	$5,154

	Quarter Ended December 31, 2012
				Unallocated
				Corporate
	Applications	Scores	Tools	Expenses	Total
			(In thousands)
Segment revenues:
Transactional and maintenance	$79,625	$42,437	$7,836	$—	$129,898
Professional services	26,159	903	5,275	—	32,337
License	18,923	107	8,755	—	27,785

Total segment revenues	124,707	43,447	21,866	—	190,020
Segment operating expense	(83,762)	(12,907)	(16,330)	(21,534)	(134,533)

Segment operating income	$40,945	$30,540	$5,536	$(21,534)	55,487

Unallocated share-based compensation expense					(5,832)
Unallocated amortization expense					(3,372)
Unallocated restructuring and acquisition-related					(3,289)

Operating income					42,994
Unallocated interest income					21
Unallocated interest expense					(7,880)
Unallocated other expense, net					(92)

Income before income taxes					$35,043

Depreciation expense	$3,285	$216	$471	$629	$4,601

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by FICO in fiscal 2014.

OVERVIEW

We provide products and services that enable businesses to automate, improve and connect decisions across the enterprise, an approach we commonly refer to as decision management. Our predictive analytics, which includes the industry-standard FICO® Score, and our decision management systems power hundreds of billions of customer decisions each year. We help thousands of companies in over 90 countries use our decision management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, healthcare organizations and public agencies. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure in the United States of consumer credit risk, empowering them to manage their financial health. Most of our solutions address customer engagement, including customer acquisition, customer servicing and management, and customer protection. We also help businesses improve noncustomer decisions such as transaction and claims processing. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

Our revenues derived from clients outside the United States have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $76.4 million for the quarter ended December 31, 2013, an increase of 2% from $75.3 million from the quarter ended December 31, 2012, representing 41% and 40% of total consolidated revenues in each of these quarters. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 75% and 72% of our revenues were derived from within this industry during the quarters ended December 31, 2013 and 2012, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 70% and 68% of our revenues during the quarters ended December 31, 2013 and 2012, respectively.

We continue to invest in our franchise technologies, including in the areas of cloud computing and software as a service (“SaaS”). The expansion of cloud-based solutions will enable us to deliver solutions more efficiently to our customers and expand our market opportunities further into markets outside the banking industry sector. We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter ended December 31, 2013, we repurchased approximately 0.4 million shares for a total value of $25.0 million.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

			Number of
			Bookings	Weighted-
		Bookings	over $1	Average
	Bookings	Yield*	Million	Term
	(In millions)			(Months)
Quarter Ended December 31, 2013	$84.2	24%	16	23
Quarter Ended December 31, 2012	$82.0	33%	10	28

*	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

Transactional and maintenance bookings were 29% and 33% of total bookings for the quarters ended December 31, 2013 and 2012, respectively. Professional services bookings were 55% and 34% of total bookings for the quarters ended December 31, 2013 and 2012, respectively. License bookings were 16% and 33% of total bookings for the quarters ended December 31, 2013 and 2012, respectively.

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

Management regards the volume of bookings achieved, among other factors, as an important indicator of future revenues, but they are not comparable to, nor substituted for, an analysis of our revenues, and they are subject to a number of risks and uncertainties concerning timing and contingencies affecting product delivery and performance.

Although many of our contracts contain non-cancelable terms, most of our bookings are transactional or service related and are dependent upon estimates such as volume of transactions, number of active accounts, or number of hours incurred. Since these estimates cannot be considered fixed or firm, we do not believe it is appropriate to characterize bookings as backlog.

RESULTS OF OPERATIONS

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the fiscal periods indicated:

						Period-to-Period
	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period	Percentange
Segment	2013	2012	2013	2012	Change	Change
	(In thousands)				(In thousands)
Applications	$111,916	$124,707	61%	66%	$(12,791)	(10)%
Scores	47,180	43,447	25%	23%	3,733	9%
Tools	25,247	21,866	14%	11%	3,381	15%

Total revenue	$184,343	$190,020	100%	100%	(5,677)	(3)%

Quarter Ended December 31, 2013 Compared to Quarter Ended December 31, 2012

Applications

				Period-to-
				Period
	Quarter Ended December 31,		Period-to-	Percentage
	2013	2012	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$77,779	$79,625	$(1,846)	(2)%
Professional services	26,787	26,159	628	2%
License	7,350	18,923	(11,573)	(61)%

Total	$111,916	$124,707	(12,791)	(10)%

Applications segment revenues decreased $12.8 million primarily due to a $7.7 million decrease in our marketing solutions, $5.0 million decrease in our fraud solutions and a $2.7 million decrease in our customer management solutions, partially offset by a $3.0 million increase in our mobility solutions.

The decrease in marketing solutions revenues was primarily attributable to the early termination of a large customer in December 2012. The decrease in fraud solutions revenues was primarily attributable to a decrease in software and transactional revenues, partially offset by an increase in service revenues. The decrease in customer management solutions was primarily attributable to a decrease in software revenues. The increase in mobility solutions revenues was primarily attributable to an increase in transactional revenues.

Scores

				Period-to-
				Period
	Quarter Ended December 31,		Period-to-	Percenage
	2013	2012	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$43,318	$42,437	$881	2%
Professional services	589	903	(314)	(35)%
License	3,273	107	3,166	2,959%

Total	$47,180	$43,447	3,733	9%

Scores segment revenues increased $3.7 million due to an increase of $1.7 million in our business-to-business Scores revenue and an increase of $2.0 million in our myFICO business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to increased software revenue related to our Global FICO® Score, partially offset by a decrease in PreScore revenue. The increase in business-to-consumer services was primarily attributable to stronger direct sales generated from the myFICO.com website partially offset by a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies.

During the quarters ended December 31, 2013 and 2012, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 16% and 15%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

				Period-to-
				Period
	Quarter Ended December 31,		Period-to-	Percentage
	2013	2012	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$8,558	$7,836	$722	9%
Professional services	6,910	5,275	1,635	31%
License	9,779	8,755	1,024	12%

Total	$25,247	$21,866	3,381	15%

Tools segment revenues increased $3.4 million primarily attributable to an increase in sales of FICO® Decision Optimizer in our Optimization tools.

Operating Expenses and Other Expense

The following table sets forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the fiscal periods indicated:

						Period-to-
						Period
	Quarter Ended December 31,		Percentage of Revenues		Period-to-	Percentage
	2013	2012	2013	2012	Period Change	Change
	(In thousands, except				(In thousands,
	employees)				except employees)
Revenues	$184,343	$190,020	100%	100%	$(5,677)	(3)%
Operating expenses:
Cost of revenues	57,319	56,148	31%	29%	1,171	2%
Research and development	18,092	14,552	10%	8%	3,540	24%
Selling, general and administrative	66,989	69,665	36%	37%	(2,676)	(4)%
Amortization of intangible assets	3,013	3,372	2%	2%	(359)	(11)%
Restructuring and acquisition-related	3,660	3,289	2%	2%	371	11%

Total operating expenses	149,073	147,026	81%	78%	2,047	1%

Operating income	35,270	42,994	19%	22%	(7,724)	(18)%
Interest income	6	21	—%	—%	(15)	(71)%
Interest expense	(7,132)	(7,880)	(3)%	(4)%	748	(9)%
Other expense, net	(961)	(92)	(1)%	—%	(869)	945%

Income before income taxes	27,183	35,043	15%	18%	(7,860)	(22)%
Provision for income taxes	10,206	11,622	6%	6%	(1,416)	(12)%

Net income	$16,977	$23,421	9%	12%	(6,444)	(28)%

Number of employees at quarter end	2,425	2,404			21	1%

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

Cost of revenues as a percentage of revenues increased to 31% for the quarter ended December 31, 2013 from 29% for the quarter ended December 31, 2012. The $1.2 million increase was primarily due to a $0.8 million increase in travel costs, driven by increased services revenue requiring travel to client locations.

Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended December 31, 2013.

Research and Development

Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.

Research and development expenses as a percentage of revenues increased to 10% for the quarter ended December 31, 2013 from 8% for the quarter ended December 31, 2012. The $3.5 million increase was mainly due to a $3.2 million increase in personnel and labor costs, attributable to our continued investment in the areas of cloud computing and SaaS.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended December 31, 2013.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues decreased to 36% for the quarter ended December 31, 2013 from 37% for the quarter ended December 31, 2012. The $2.7 million decrease was primarily attributable to a $3.6 million decrease in labor and personnel costs, partially offset by a $0.9 million increase in marketing expenses. The decrease in labor and personnel costs was primarily due to FICO shifting resources to research and development efforts in the areas of cloud computing and SaaS. The increase in marketing expenses was primarily due to increased efforts to market our cloud initiative.

Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended December 31, 2013.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to intangible assets recorded in connection with acquisitions accounted for by the acquisition method of accounting. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are being amortized using the straight-line method over periods ranging from four to fifteen years.

The quarter over quarter decrease of $0.4 million in amortization expense was attributable to certain intangible assets associated with our Dash and London Bridge acquisitions becoming fully amortized in January 2013 and May 2013, respectively, partially offset by the addition of intangible assets associated with our acquisitions of CR Software and Infoglide in fiscal 2013.

Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended December 31, 2013.

Restructuring and Acquisition-related

During the quarter ended December 31, 2013, we incurred $3.7 million in severance charges due to the elimination of 83 positions throughout the company. Cash payments for all the severance costs will be paid by the end of the second quarter of our fiscal 2014. There were no acquisition-related charges during the period.

During the quarter ended December 31, 2012, we incurred net charges totaling $2.5 million consisting of severance costs and costs for vacating excess leased space. Cash payments for all the severance costs were paid during fiscal 2013. Cash payments for all the facilities charges will be paid by the end of fiscal 2014. We also incurred $0.8 million in acquisition-related cost during the period, mainly associated with our CR Software acquisition.

Interest Expense

Interest expense includes interest on the Senior Notes issued in May 2008 and July 2010, as well as interest and credit facility fees on the revolving line of credit.

The quarter over quarter decrease in interest expense of $0.7 million was attributable to the $49.0 million principal payment in May 2013 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the quarter ended December 31, 2013.

Over the next several quarters we expect that interest expense will be consistent with what we incurred during the quarter ended December 31, 2013.

Other Expense, Net

Other expense, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.

The quarter over quarter increase in other expense, net of $0.9 million was primarily attributable to a nonrecurring charge related to our fixed assets balance during the quarter ended December 31, 2013.

Provision for Income Taxes

The effective income tax rate for the three months ended December 31, 2013 was 37.5% compared to 33.2% for the three months ended December 31, 2012. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate year over year was negatively impacted by: the expiration of the U.S. Federal Research and Development credit; a one-time state audit adjustment incurred in the three months ended December 31, 2013; an adjustment for deferred tax assets due to a change in the tax rate of one of our international jurisdictions; and a higher percentage of revenue expected in higher taxing jurisdictions.

Operating Income

The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal periods indicated:

				Period-to-
				Period
	Quarter Ended December 31,		Period-to-Period	Percentage
Segment	2013	2012	Change	Change
	(In thousands)		(In thousands)
Applications	$29,954	$40,945	$(10,991)	(27)%
Scores	36,805	30,540	6,265	21%
Tools	4,176	5,536	(1,360)	(25)%
Corporate expenses	(21,757)	(21,534)	(223)	1%

Total segment operating income	49,178	55,487	(6,309)	(11)%
Unallocated share-based compensation	(7,235)	(5,832)	(1,403)	24%
Unallocated amortization expense	(3,013)	(3,372)	359	(11)%
Unallocated restructuring and acquisition-related	(3,660)	(3,289)	(371)	11%

Operating income	$35,270	$42,994	(7,724)	(18)%

Applications

	Quarter Ended		Percentage of
	December 31,		Revenues
	2013	2012	2013	2012
	(In thousands)
Segment revenues	$111,916	$124,707	100%	100%
Segment operating expense	(81,962)	(83,762)	(73)%	(67)%

Segment operating income	$29,954	$40,945	27%	33%

Scores

	Quarter Ended		Percentage of
	December 31,		Revenues
	2013	2012	2013	2012
	(In thousands)
Segment revenues	$47,180	$43,447	100%	100%
Segment operating expense	(10,375)	(12,907)	(22)%	(30)%

Segment operating income	$36,805	$30,540	78%	70%

Tools

	Quarter Ended		Percentage of
	December 31,		Revenues
	2013	2012	2013	2012
	(In thousands)
Segment revenues	$25,247	$21,866	100%	100%
Segment operating expense	(21,071)	(16,330)	(83)%	(75)%

Segment operating income	$4,176	$5,536	17%	25%

The quarter over quarter $7.7 million decrease in operating income was mainly attributable to a $5.7 million decrease in segment revenues, a $1.4 million increase in share-based compensation cost and a $0.4 million increase in segment operating expenses.

At the segment level, the quarter over quarter $6.3 million decrease in segment operating income was primarily driven by an $11.0 million decrease in our Applications segment operating income and a $1.4 million decrease in our Tools segment operating income, partially offset by a $6.3 million increase in our Scores segment operating income.

The quarter over quarter $11.0 million decrease in Applications segment operating income was due to a $12.8 million decrease in segment revenue, partially offset by a $1.8 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications decreased to 27% from 33% primarily due to a decrease in sales of our higher-margin software products.

The quarter over quarter $6.3 million increase in Scores segment operating income was due to a $3.8 million increase in segment revenue attributable to both our myFICO business-to-consumer services and business-to-business services, and a $2.5 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Score increased to 78% from 70% due to an increase in sales of our higher-margin software products, as well as decreased third-party data cost as a result of favorable terms in a renewed agreement with one credit reporting agency in May 2013.

The quarter over quarter $1.4 million decrease in Tools segment operating income was due to a $4.7 million increase in segment operating expenses, partially offset by a $3.3 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Tools decreased to 17% from 25% primarily due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform as well as our FICO® Model CentralTM Solution.

CAPITAL RESOURCES AND LIQUIDITY

Outlook

As of December 31, 2013, we had $95.9 million in cash and cash equivalents which included $71.9 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.

In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and cash equivalents to fund such activities in the future. In the event additional needs for cash arise, or if we refinance our existing debt, we may raise additional funds from a combination of sources, including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Summary of Cash Flows

	Quarter Ended December 31,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$28,378	$28,729
Investing activities	(2,154)	(14,567)
Financing activities	(13,257)	5,494
Effect of exchange rate changes on cash	(208)	(426)

Increase in cash and cash equivalents	$12,759	$19,230

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $28.4 million during the quarter ended December 31, 2013 from $28.7 million during the quarter ended December 31, 2012. The $0.3 million decrease was mainly attributable to a $6.4 million decrease in net income, partially offset by a $3.1 million increase caused by the timing of receipts and payments in our ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities decreased to $2.2 million for the quarter ended December 31, 2013 from $14.6 million for the quarter ended December 31, 2012. The $12.4 million decrease was primarily attributable to a $27.6 million decrease in net cash used for acquisitions and a $6.8 million decrease in purchases of properties and equipment, partially offset by a $22.0 million decrease in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $13.3 million during the quarter ended December 31, 2013 compared to net cash provided of $5.5 million during the quarter ended December 31, 2012. The $18.8 million change was primarily due to a $27.1 million increase in repurchases of common stock, partially offset by an $8.0 million increase in proceeds from our revolving line of credit during the quarter ended December 31, 2013.

Repurchases of Common Stock

In August 2012, our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. Pursuant to this program, we repurchased 437,854 shares of our common stock for $25.0 million during the quarter ended December 31, 2013. As of December 31, 2013, we had $40.1 million remaining under the August 2012 authorization.

Dividends

During the quarter ended December 31, 2013, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of December 31, 2013, we had $23.0 million in borrowings outstanding at an interest rate of 1.295% and were in compliance with all financial covenants under this credit facility.

Senior Notes

On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 8.8 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of December 31, 2013 we were in compliance with all financial covenants under these facilities.

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

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Hosting Services

We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP transactions when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of our fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the expected life of the customer relationship. ASP transactional fees are recorded monthly as earned.

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

Business Combinations

Accounting for our acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of income and comprehensive income.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and contingent consideration, where applicable. If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our consolidated results of operations and financial position.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: (i) future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; (ii) expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and (iii) the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our condensed consolidated statements of income and comprehensive income and could have a material impact on our consolidated results of operations and financial position.

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

We assess potential impairments of our intangible assets when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified with respect to our previously recorded intangible assets with finite useful lives, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of net intangible assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods.

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

Share-Based Compensation

We account for share-based compensation using the fair value recognition provisions as required in the accounting literature. The fair value of options is estimated using the Black-Scholes option valuation model, which requires assumptions for expected volatility of our common stock, expected term of options, dividend yield and risk-free interest rate. The fair value of stock units not subject to market conditions is measured based on the grant date fair value of our common stock, discounted for non-participation in anticipated dividends during the vesting period. The fair value of stock units subject to market conditions is estimated using a Monte Carlo simulation model, which requires assumptions for expected volatility of our common stock, correlation coefficient, dividend yield and risk-free interest rate. Share-based compensation cost is recorded net of estimated forfeitures on a straight-line basis for awards not subject to market conditions, and on a graded-vesting basis for awards subject to market conditions, both over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.

Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our condensed consolidated balance sheet using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our condensed consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.

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

New Accounting Pronouncements Recently Issued or Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”(ASU 2013-11). ASU 2013-11 provides guidance for presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit. ASU 2013-11 provides that a benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013, which means it will be effective for our fiscal year beginning October 1, 2014. We do not believe that adoption of ASU 2013-11 will have a significant impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures

We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate

We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2013 and September 30, 2013:

	December 31, 2013			September 30, 2013
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
(Dollars in thousands)
Cash and cash equivalents	$95,937	$95,937	0.01%	$83,178	$83,178	0.00%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at December 31, 2013 and September 30, 2013:

	December 31, 2013			September 30, 2013
		Carrying			Carrying
	Principal	Amounts	Fair Value	Principal	Amounts	Fair Value
		(In thousands)			(In thousands)
May 2008 $275 million Senior Notes	$210,000	$210,000	$221,255	$210,000	$210,000	$221,393
July 2010 $245 million Senior Notes	$245,000	$245,000	$241,597	$245,000	$245,000	$241,035

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $23.0 million in borrowings outstanding at an interest rate of 1.295% under the credit facility as of December 31, 2013.

Foreign Currency Forward Contracts

We maintain a program to manage our foreign exchange rate risk on existing foreign-currency-denominated receivable and cash balances by entering into forward contracts to sell or buy foreign currencies. At period end, foreign-currency-denominated receivable and cash balances held by our various reporting entities are remeasured into their respective functional currencies at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period in our accompanying condensed consolidated statements of income and comprehensive income and the resulting gain or loss on the forward contract mitigates the foreign exchange rate risk of the associated assets. All of our foreign currency forward contracts have maturity periods of less than three months. Such derivative financial instruments are subject to market risk.

The following table summarizes our outstanding foreign currency forward contracts, by currency at December 31, 2013 and September 30, 2013:

	December 31, 2013
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 4,700	$4,398	$—
Euro (EUR)	EUR 5,700	$7,818	$—
Buy foreign currency:
British pound (GBP)	GBP 3,633	$6,000	$—

	September 30, 2013
	Contract Amount		Fair Value
	Foreign
	Currency	US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD 4,700	$4,542	$—
Euro (EUR)	EUR 5,400	$7,307	$—
Buy foreign currency:
British pound (GBP)	GBP 6,513	$10,500	$—

The foreign currency forward contracts were entered into on December 31, 2013 and September 30, 2013, respectively; therefore, their fair value was $0 on each of these dates.

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

We expect that products in the industry segments in which we compete, including software products, will increasingly be subject to claims of patent and other intellectual property infringement as the number of products and competitors in our industry segments grow. We may need to defend claims that our products infringe intellectual property rights, and as a result we may:

•	incur significant defense costs or substantial damages;

•	be required to cease the use or sale of infringing products;

•	expend significant resources to develop or license a substitute non-infringing technology;

•	discontinue the use of some technology; or

•	be required to obtain a license under the intellectual property rights of the third-party claiming infringement, which license may not be available or might require substantial royalties or license fees that would reduce our margins.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (1)	per Share	or Programs (2)	Programs (2)
October 1, 2013 through October 31, 2013	271,747	$56.18	266,676	$50,125,298
November 1, 2013 through November 30, 2013	70,785	$58.41	62,415	$46,477,820
December 1, 2013 through December 31, 2013	249,291	$57.78	108,763	$40,122,011

	591,823	$57.12	437,854	$40,122,011

(1)	Includes 153,969 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2013.
(2)	On August 16, 2012 our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010).

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on February 8, 2010).

10.1	Form of Performance Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan.

10.2	Form of Market Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION
DATE: January 28, 2014

	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: January 28, 2014

	By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q

For The Quarterly Period Ended December 31, 2013

Exhibit Number	Description

3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation	Incorporated by Reference

10.1	Form of Performance Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.2	Form of Market Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.