Form 10-Q
period 2014-03-31
FAIR ISAAC CORP
filed 2014-04-28
CIK 814547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding on April 18, 2014 was 34,272,130 (excluding 54,584,653 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	September 30, 2013
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$108,176	$83,178
Accounts receivable, net	140,368	143,733
Prepaid expenses and other current assets	21,082	22,277

Total current assets	269,626	249,188
Marketable securities available for sale	8,300	7,107
Other investments	11,033	11,033
Property and equipment, net	39,232	45,155
Goodwill	778,177	773,931
Intangible assets, net	52,362	57,361
Deferred income taxes	12,361	11,132
Other assets	6,162	6,640

Total assets	$1,177,253	$1,161,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,373	$19,216
Accrued compensation and employee benefits	36,709	39,281
Other accrued liabilities	32,493	35,202
Deferred revenue	55,586	49,181
Current maturities on debt	36,000	23,000

Total current liabilities	179,161	165,880
Senior notes	447,000	447,000
Other liabilities	17,511	17,990

Total liabilities	643,672	630,870

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 34,257 and 34,786 shares outstanding at March 31, 2014 and September 30, 2013, respectively)	343	348
Paid-in-capital	1,113,466	1,110,198
Treasury stock, at cost (54,600 and 54,071 shares at March 31, 2014 and September 30, 2013, respectively)	(1,794,652)	(1,751,057)
Retained earnings	1,228,434	1,192,096
Accumulated other comprehensive loss	(14,010)	(20,908)

Total stockholders’ equity	533,581	530,677

Total liabilities and stockholders’ equity	$1,177,253	$1,161,547

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$132,369	$126,439	$262,024	$256,337
Professional services	34,619	34,109	68,905	66,446
License	18,474	18,777	38,876	46,562

Total revenues	185,462	179,325	369,805	369,345
Operating expenses:
Cost of revenues *	58,183	58,856	115,502	115,004
Research and development	19,690	16,021	37,782	30,573
Selling, general and administrative *	65,944	67,638	132,933	137,303
Amortization of intangible assets *	2,908	3,604	5,921	6,976
Restructuring and acquisition-related	—	—	3,660	3,289

Total operating expenses	146,725	146,119	295,798	293,145

Operating income	38,737	33,206	74,007	76,200
Interest income	10	9	16	30
Interest expense	(7,109)	(7,855)	(14,241)	(15,735)
Other income (expense), net	(351)	27	(1,312)	(65)

Income before income taxes	31,287	25,387	58,470	60,430
Provision for income taxes	10,536	6,892	20,742	18,514

Net income	20,751	18,495	37,728	41,916

Other comprehensive income (loss):
Foreign currency translation adjustments	2,893	(13,030)	6,898	(14,421)

Comprehensive income	$23,644	$5,465	$44,626	$27,495

Earnings per share:
Basic	$0.60	$0.52	$1.09	$1.19

Diluted	$0.59	$0.51	$1.06	$1.15

Shares used in computing earnings per share:
Basic	34,500	35,664	34,705	35,350

Diluted	35,311	36,492	35,670	36,318

*	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

						Accumulated Other	Total
	Common Stock				Retained	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in-Capital	Treasury Stock	Earnings	Loss	Equity
Balance at September 30, 2013	34,786	$348	$1,110,198	$(1,751,057)	$1,192,096	$(20,908)	$530,677
Share-based compensation	—	—	16,286	—	—	—	16,286
Issuance of treasury stock under employee stock plans	658	7	(17,715)	21,393	—	—	3,685
Tax effect from share-based payment arrangements	—	—	4,697	—	—	—	4,697
Repurchases of common stock	(1,187)	(12)	—	(64,988)	—	—	(65,000)
Dividends paid ($0.04 per share)	—	—	—	—	(1,390)	—	(1,390)
Net income	—	—	—	—	37,728	—	37,728
Foreign currency translation adjustments	—	—	—	—	—	6,898	6,898

Balance at March 31, 2014	34,257	$343	$1,113,466	$(1,794,652)	$1,228,434	$(14,010)	$533,581

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$37,728	$41,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,012	16,433
Share-based compensation	16,286	12,245
Deferred income taxes	(5,073)	(3,499)
Tax effect from share-based payment arrangements	4,697	1,497
Excess tax benefits from share-based payment arrangements	(5,078)	(4,251)
Net amortization of premium on marketable securities	—	8
Provision for doubtful accounts, net	591	274
Net loss on sales of property and equipment	3	377
Changes in operating assets and liabilities:
Accounts receivable	3,687	9,634
Prepaid expenses and other assets	930	2,290
Accounts payable	(734)	3,009
Accrued compensation and employee benefits	(2,740)	(13,632)
Other liabilities	4,651	439
Deferred revenue	4,127	2,214

Net cash provided by operating activities	75,087	68,954

Cash flows from investing activities:
Purchases of property and equipment	(4,296)	(17,123)
Proceeds from maturities of marketable securities	—	22,000
Cash paid for acquisitions, net of cash acquired	—	(28,438)
Distribution from cost method investees	—	50

Net cash used in investing activities	(4,296)	(23,511)

Cash flows from financing activities:
Proceeds from revolving line of credit	23,000	—
Payments on revolving line of credit and other short-term loans	(10,000)	(2,933)
Proceeds from issuance of treasury stock under employee stock plans	3,685	15,998
Dividends paid	(1,390)	(1,416)
Repurchases of common stock	(67,141)	—
Excess tax benefits from share-based payment arrangements	5,078	4,251

Net cash provided by (used in) financing activities	(46,768)	15,900

Effect of exchange rate changes on cash	975	(1,802)

Increase in cash and cash equivalents	24,998	59,541
Cash and cash equivalents, beginning of period	83,178	71,609

Cash and cash equivalents, end of period	$108,176	$131,150

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$9,819	$18,160
Cash paid for interest	$13,983	$15,474
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$462	$826

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

•

Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2014 and September 30, 2013.

•

Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2014 and September 30, 2013.

The following table represents financial assets that we measured at fair value on a recurring basis at March 31, 2014 and September 30, 2013:

March 31, 2014	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2014
Assets:
Cash equivalents (1)	$8,932	$8,932
Marketable securities (2)	8,300	8,300

Total	$17,232	$17,232

September 30, 2013	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2013
Assets:
Cash equivalents (1)	$685	$685
Marketable securities (2)	7,107	7,107

Total	$7,792	$7,792

(1)

Included in cash and cash equivalents on our condensed consolidated balance sheet at March 31, 2014 and September 30, 2013. Not included in this table are cash deposits of $99.2 million and $82.5 million at March 31, 2014 and September 30, 2013, respectively.

(2)

Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at March 31, 2014 and September 30, 2013.

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

Foreign-currency-denominated receivable and cash balances are remeasured at foreign exchange rates in effect on the balance sheet date with the effects of changes in foreign exchange rates reported in other income (expense), net. The forward contracts are not designated as hedges and are marked to market through other income (expense), net. Fair value changes in the forward contracts help mitigate the changes in the value of the remeasured receivable and cash balances attributable to changes in foreign exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2014 and September 30, 2013:

	March 31, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	7,150	$6,469	$—
Euro (EUR)	EUR	4,100	$5,670	$—
Buy foreign currency:
British pound (GBP)	GBP	5,014	$8,350	$—

	September 30, 2013
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	4,700	$4,542	$—
Euro (EUR)	EUR	5,400	$7,307	$—
Buy foreign currency:
British pound (GBP)	GBP	6,513	$10,500	$—

The foreign currency forward contracts were entered into on March 31, 2014 and September 30, 2013, respectively; therefore, their fair value was $0 on each of these dates.

Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Foreign currency forward contracts	$194	$(728)	$532	$(859)

4. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$1,823	$1,673	$3,622	$3,144
Selling, general and administrative expenses	1,085	1,931	2,299	3,832

	$2,908	$3,604	$5,921	$6,976

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $140.4 million and $141.2 million as of March 31, 2014 and September 30, 2013, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2014, was as follows (in thousands):

Year Ended September 30,
2014 (excluding the six months ended March 31, 2014)	$5,810
2015	11,619
2016	11,390
2017	10,239
2018	2,893
Thereafter	10,411

$52,362

The following table summarizes changes to goodwill during the six months ended March 31, 2014, both in total and as allocated to our segments:

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2013	$559,538	$146,648	$67,745	$773,931
Adjustments related to prior acquisitions	(770)	—	—	(770)
Foreign currency translation adjustment	4,153	—	863	5,016

Balance at March 31, 2014	$562,921	$146,648	$68,608	$778,177

5. Composition of Certain Financial Statement Captions

The following table summarizes property and equipment, and the related accumulated depreciation and amortization at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
	(In thousands)
Property and equipment	$179,125	$174,822
Less: accumulated depreciation and amortization	(139,893)	(129,667)

	$39,232	$45,155

6. Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of March 31, 2014, we had $28.0 million in borrowings outstanding at an interest rate of 1.285% and were in compliance with all financial covenants under this credit facility.

7. Senior Notes

On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 8.8 years. On July 14, 2010, we issued

$245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of March 31, 2014, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $455.0 million as of March 31, 2014 and September 30, 2013. The fair value of the Senior Notes was $466.6 million and $462.4 million as of March 31, 2014 and September 30, 2013, respectively. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

8. Restructuring Expenses

The following table summarizes our restructuring accruals and certain FICO facility closures. These balances, which are expected to be paid by the end of our fiscal 2014, are recorded in other accrued current liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at September 30, 2013	Expense Additions	Cash Payments	Accrual at March 31, 2014
	(In thousands)
Facilities charges	$1,732	$—	$(1,250)	$482
Employee separation	—	3,660	(3,477)	183

	$1,732	$3,660	$(4,727)	$665

9. Income Taxes

Effective Tax Rate

The effective income tax rate was 33.7% and 27.1% during the quarters ended March 31, 2014 and 2013, respectively, and 35.5% and 30.6% during the six months ended March 31, 2014 and 2013, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate year over year was negatively impacted by: the expiration of the U.S. Federal Research and Development credit; a one-time state audit adjustment; an adjustment for deferred tax assets due to a change in the tax rate of one of our international jurisdictions; and a higher percentage of revenue expected in higher taxing jurisdictions.

The total unrecognized tax benefit for uncertain tax positions at March 31, 2014 and September 30, 2013 is estimated to be approximately $6.4 million and $9.0 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. As of March 31, 2014 and September 30, 2013, we have accrued interest of $0.4 million and $0.9 million, respectively, related to unrecognized tax benefits.

10. Earnings Per Share

The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six months ended March 31, 2014 and 2013:

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$20,751	$18,495	$37,728	$41,916

Denominator - share:
Basic weighted-average shares	34,500	35,664	34,705	35,350
Effect of dilutive securities	811	828	965	968

Diluted weighted-average shares	35,311	36,492	35,670	36,318

Earnings per share:
Basic	$0.60	$0.52	$1.09	$1.19

Diluted	$0.59	$0.51	$1.06	$1.15

We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the options’ exercise prices exceed the average market price of our common stock as their inclusion would be antidilutive. There were approximately 14,000 and 177,000 options excluded for the quarters ended March 31, 2014 and 2013, respectively. There were approximately 7,000 and 217,000 options excluded for the six months ended March 31, 2014 and 2013, respectively.

11. Segment Information

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

Our Chief Executive Officer evaluates segment financial performance based on segment revenues and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel and depreciation. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate broad-based incentive expense, share-based compensation expense, restructuring expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation amounts are allocated to the segments from their internal cost centers as described above. We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year, reflecting immaterial movements of business activities between segments and changes in cost allocations.

The following tables summarize segment information for the quarters and six months ended March 31, 2014 and 2013:

	Quarter Ended March 31, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$76,898	$46,560	$8,911	$—	$132,369
Professional services	28,373	777	5,469	—	34,619
License	10,339	521	7,614	—	18,474

Total segment revenues	115,610	47,858	21,994	—	185,462
Segment operating expense	(78,951)	(10,939)	(20,804)	(24,072)	(134,766)

Segment operating income	$36,659	$36,919	$1,190	$(24,072)	50,696

Unallocated share-based compensation expense					(9,051)
Unallocated amortization expense					(2,908)

Operating income					38,737
Unallocated interest income					10
Unallocated interest expense					(7,109)
Unallocated other expense, net					(351)

Income before income taxes					$31,287

Depreciation expense	$3,461	$198	$622	$656	$4,937

	Quarter Ended March 31, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$76,012	$42,206	$8,221	$—	$126,439
Professional services	27,315	1,624	5,170	—	34,109
License	13,888	232	4,657	—	18,777

Total segment revenues	117,215	44,062	18,048	—	179,325
Segment operating expense	(86,285)	(12,934)	(15,438)	(21,445)	(136,102)

Segment operating income	$30,930	$31,128	$2,610	$(21,445)	43,223

Unallocated share-based compensation expense					(6,413)
Unallocated amortization expense					(3,604)

Operating income					33,206
Unallocated interest income					9
Unallocated interest expense					(7,855)
Unallocated other income, net					27

Income before income taxes					$25,387

Depreciation expense	$3,490	$223	$480	$663	$4,856

	Six Months Ended March 31, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$154,677	$89,878	$17,469	$—	$262,024
Professional services	55,160	1,366	12,379	—	68,905
License	17,689	3,794	17,393	—	38,876

Total segment revenues	227,526	95,038	47,241	—	369,805
Segment operating expense	(160,913)	(21,314)	(41,875)	(45,829)	(269,931)

Segment operating income	$66,613	$73,724	$5,366	$(45,829)	99,874

Unallocated share-based compensation expense					(16,286)
Unallocated amortization expense					(5,921)
Unallocated restructuring and acquisition-related					(3,660)

Operating income					74,007
Unallocated interest income					16
Unallocated interest expense					(14,241)
Unallocated other expense, net					(1,312)

Income before income taxes					$58,470

Depreciation expense	$7,098	$410	$1,236	$1,347	$10,091

	Six Months Ended March 31, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$155,637	$84,643	$16,057	$—	$256,337
Professional services	53,474	2,527	10,445	—	66,446
License	32,811	339	13,412	—	46,562

Total segment revenues	241,922	87,509	39,914	—	369,345
Segment operating expense	(166,751)	(25,480)	(30,910)	(47,494)	(270,635)

Segment operating income	$75,171	$62,029	$9,004	$(47,494)	98,710

Unallocated share-based compensation expense					(12,245)
Unallocated amortization expense					(6,976)
Unallocated restructuring and acquisition-related					(3,289)

Operating income					76,200
Unallocated interest income					30
Unallocated interest expense					(15,735)
Unallocated other expense, net					(65)

Income before income taxes					$60,430

Depreciation expense	$6,775	$439	$951	$1,292	$9,457

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

13. Subsequent Events

On April 1, 2014, we acquired 100% of the common stock of InfoCentricity, Inc. (“InfoCentricity”) for approximately $8.3 million in cash. InfoCentricity is a software-as-a-service-based predictive analytics software company that allows FICO to immediately broaden its offering for predictive analytics modeling and decision strategies. FICO will leverage the InfoCentricity products through availability to the FICO Analytic Cloud as well as an on premise offering for organizations across all industries. The pro forma impact of this acquisition is not expected to be material to our results of operations.

In April 2014, our Board of Directors approved a stock repurchase program following expiration of a similar program approved in August 2012. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions.

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

We derive a significant portion of our revenues from clients outside the United States. International revenues accounted for 38% and 39% of total consolidated revenues for the quarters ended March 31, 2014 and 2013, respectively, and 39% of total consolidated revenues for the six months ended March 31, 2014 and 2013. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 74% and 73% of our revenues were derived from within this industry during the quarters ended March 31, 2014 and 2013, respectively, and 75% and 73% of our revenues were derived from within this industry during the six months ended March 31, 2014 and 2013, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 71% of our revenues during the quarters ended March 31, 2014 and 2013. Arrangements with transactional or unit-based pricing accounted for approximately 71% and 69% of our revenues during the six months ended March 31, 2014 and 2013, respectively.

We continue to invest in our franchise technologies, including expansion to the areas of cloud computing and software as a service (“SaaS”). The expansion into cloud-based solutions will enable us to deliver solutions more efficiently to our customers and develop market opportunities outside the banking industry sector. We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and six months ended March 31, 2014, we repurchased approximately 0.7 million shares for a total value of $40.0 million and 1.2 million shares for a total value of $65.0 million, respectively.

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

License Bookings

Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended March 31, 2014	$109.1	20%	21	28
Quarter Ended March 31, 2013	$84.8	18%	16	24
Six Months Ended March 31, 2014	$192.0	27%	37	NM
Six Months Ended March 31, 2013	$166.8	30%	26	NM

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.
(2)

NM – Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 34% and 46% of total bookings for the quarters ended March 31, 2014 and 2013, respectively. Professional services bookings were 38% and 44% of total bookings for the quarters ended March 31, 2014 and 2013, respectively. License bookings were 28% and 10% of total bookings for the quarters ended March 31, 2014 and 2013, respectively.

Transactional and maintenance bookings were 31% and 40% of total bookings for the six months ended March 31, 2014 and 2013, respectively. Professional services bookings were 46% and 39% of total bookings for the six months ended March 31, 2014 and 2013, respectively. License bookings were 23% and 21% of total bookings for the six months ended March 31, 2014 and 2013, respectively.

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

RESULTS OF OPERATIONS

Revenues

The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six months ended March 31, 2014 and 2013:

						Period-to-Period
	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2014	2013	2014	2013	Change	Change
	(In thousands)				(In thousands)
Applications	$115,610	$117,215	62%	65%	$(1,605)	(1)%
Scores	47,858	44,062	26%	25%	3,796	9%
Tools	21,994	18,048	12%	10%	3,946	22%

Total	$185,462	$179,325	100%	100%	6,137	3%

						Period-to-Period
	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2014	2013	2014	2013	Change	Change
	(In thousands)				(In thousands)
Applications	$227,526	$241,922	61%	65%	$(14,396)	(6)%
Scores	95,038	87,509	26%	24%	7,529	9%
Tools	47,241	39,914	13%	11%	7,327	18%

Total	$369,805	$369,345	100%	100%	460	—%

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Applications

				Period-to-
				Period
	Quarter Ended March 31,		Period-to-	Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$76,898	$76,012	$886	1%
Professional services	28,373	27,315	1,058	4%
License	10,339	13,888	(3,549)	(26)%

Total	$115,610	$117,215	(1,605)	(1)%

Applications segment revenues decreased $1.6 million primarily due to an $8.7 million decrease in our fraud solutions, partially offset by a $3.0 million increase in our collections & recovery solutions, and a $2.6 million increase in our mobility solutions.

The decrease in fraud solutions revenues was primarily attributable to a decrease in software revenue driven by a large multi-year license transaction during the quarter ended March 31, 2013. The increase in collections & recovery solutions revenues was primarily attributable to an increase in license and services revenues. The increase in mobility solutions revenues was primarily attributable to an increase in transactional revenues.

Scores

				Period-to-
				Period
	Quarter Ended March 31,		Period-to-	Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$46,560	$42,206	$4,354	10%
Professional services	777	1,624	(847)	(52)%
License	521	232	289	125%

Total	$47,858	$44,062	3,796	9%

Scores segment revenues increased $3.8 million due to an increase of $2.6 million in our business-to-business Scores revenue and an increase of $1.2 million in our business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to a true-up associated with an underpayment of royalties over a multi-year period. The increase in business-to-consumer services was primarily attributable to stronger direct sales generated from the myFICO.com website partially offset by a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies.

During the quarters ended March 31, 2014 and 2013, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 16% and 15%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

				Period-to-
				Period
	Quarter Ended March 31,		Period-to-	Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$8,911	$8,221	$690	8%
Professional services	5,469	5,170	299	6%
License	7,614	4,657	2,957	63%

Total	$21,994	$18,048	3,946	22%

Tools segment revenues increased $3.9 million primarily attributable to an increase in license sales of our models and optimization tools.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Applications

	Six Months Ended March 31,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$154,677	$155,637	$(960)	(1)%
Professional services	55,160	53,474	1,686	3%
License	17,689	32,811	(15,122)	(46)%

Total	$227,526	$241,922	(14,396)	(6)%

Applications segment revenues decreased $14.4 million primarily due to a $13.8 million decrease in our fraud solutions and an $8.2 million decrease in our marketing solutions, partially offset by a $5.7 million increase in our mobility solutions and a $3.6 million increase in our collections & recovery solutions.

The decrease in fraud solutions revenues was primarily attributable to a decrease in software revenue driven by a couple of large multi-year license transactions during the six months ended March 31, 2013. The decrease in marketing solutions revenues was primarily attributable to the early termination of a large customer in December 2012. The increase in mobility solutions was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication space. The increase in collections & recovery solutions was primarily attributable to our CR Software acquisition in November 2012, partially offset by a decrease in revenues generated from our FICO® Debt ManagerTM product.

Scores

	Six Months Ended March 31,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$89,878	$84,643	$5,235	6%
Professional services	1,366	2,527	(1,161)	(46)%
License	3,794	339	3,455	1,019%

Total	$95,038	$87,509	7,529	9%

Scores segment revenues increased $7.5 million due to an increase of $4.3 million in our business-to-business Scores revenue, and an increase of $3.2 million in our business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to increased software revenue related to our Global FICO® Score, as well as a true-up associated with an underpayment of royalties over a multi-year period. The increase in business-to-consumer services was primarily attributable to stronger direct sales generated from the myFICO.com website partially offset by a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies.

During the six months ended March 31, 2014 and 2013, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 16% and 15%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Six Months Ended March 31,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$17,469	$16,057	$1,412	9%
Professional services	12,379	10,445	1,934	19%
License	17,393	13,412	3,981	30%

Total	$47,241	$39,914	7,327	18%

Tools segment revenues increased $7.3 million primarily due to an increase in license sales of FICO® Decision Optimizer, as well as an increase in service and transactional revenues.

Operating Expenses and Other Income / Expenses

The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six months ended March 31, 2014 and 2013:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2014	2013	2014	2013	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$185,462	$179,325	100%	100%	$6,137	3%
Operating expenses:
Cost of revenues	58,183	58,856	31%	33%	(673)	(1)%
Research and development	19,690	16,021	10%	9%	3,669	23%
Selling, general and administrative	65,944	67,638	36%	38%	(1,694)	(3)%
Amortization of intangible assets	2,908	3,604	2%	2%	(696)	(19)%

Total operating expenses	146,725	146,119	79%	82%	606	—%

Operating income	38,737	33,206	21%	18%	5,531	17%
Interest income	10	9	—%	—%	1	11%
Interest expense	(7,109)	(7,855)	(4)%	(4)%	746	(9)%
Other income (expense), net	(351)	27	—%	—%	(378)	(1,400)%

Income before income taxes	31,287	25,387	17%	14%	5,900	23%
Provision for income taxes	10,536	6,892	6%	4%	3,644	53%

Net income	$20,751	$18,495	11%	10%	2,256	12%

Number of employees at quarter end	2,512	2,420			92	4%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2014	2013	2014	2013	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$369,805	$369,345	100%	100%	$460	—%
Operating expenses:
Cost of revenues	115,502	115,004	31%	31%	498	—%
Research and development	37,782	30,573	10%	8%	7,209	24%
Selling, general and administrative	132,933	137,303	36%	37%	(4,370)	(3)%
Amortization of intangible assets	5,921	6,976	2%	2%	(1,055)	(15)%
Restructuring and acquisition-related	3,660	3,289	1%	1%	371	11%

Total operating expenses	295,798	293,145	80%	79%	2,653	1%

Operating income	74,007	76,200	20%	21%	(2,193)	(3)%
Interest income	16	30	—%	—%	(14)	(47)%
Interest expense	(14,241)	(15,735)	(4)%	(5)%	1,494	(9)%
Other expense, net	(1,312)	(65)	—%	—%	(1,247)	1,918%

Income before income taxes	58,470	60,430	16%	16%	(1,960)	(3)%
Provision for income taxes	20,742	18,514	6%	5%	2,228	12%

Net income	$37,728	$41,916	10%	11%	(4,188)	(10)%

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

Cost of revenues as a percentage of revenues decreased to 31% for the quarter ended March 31, 2014 from 33% for the quarter ended March 31, 2013. The $0.7 million decrease was primarily due to a $1.6 million decrease in direct materials, driven by a decrease in software license sales that incur royalties cost, partially offset by a $1.0 million increase in allocated facilities cost.

The year-to-date period over period increase of $0.5 million in cost of revenues was primarily attributable to a $1.5 million increase in allocated facilities cost and a $1.2 million increase in travel cost, partially offset by a $2.0 million decrease in direct materials. The increase in allocated facilities cost was primarily attributable to our acquisitions of CR Software and Infoglide in fiscal 2013. The increase in travel cost was primarily attributable to increased services revenue requiring travel to client locations. The decrease in direct materials was primarily attributable to a decrease in software license sales that incur royalties cost. Cost of revenues as a percentage of revenues was 31% for the six months ended March 31, 2014, consistent with the six months ended March 31, 2013.

Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended March 31, 2014.

Research and Development

Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.

Research and development expenses as a percentage of revenues increased to 10% for the quarter ended March 31, 2014 from 9% for the quarter ended March 31, 2013. The $3.7 million increase was mainly due to a $3.1 million increase in personnel and labor costs, attributable to our continued investment in the areas of cloud computing and SaaS.

Research and development expenses as a percentage of revenues increased to 10% for the six months ended March 31, 2014 from 8% for the six months ended March 31, 2013. The $7.2 million increase was mainly due to a $6.3 million increase in personnel and labor costs, attributable to our continued investment in the areas of cloud computing and SaaS.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended March 31, 2014.

Selling, General and Administrative

Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues decreased to 36% for the quarter ended March 31, 2014 from 38% for the quarter ended March 31, 2013. The $1.7 million decrease was primarily attributable to a $1.1 million decrease in labor and personnel costs, driven by FICO shifting resources to research and development efforts in the areas of cloud computing and SaaS.

Selling, general and administrative expenses as a percentage of revenues decreased to 36% for the six months ended March 31, 2014 from 37% for the six months ended March 31, 2013. The $4.4 million decrease was primarily attributable to a $5.2 million decrease in labor and personnel costs, partially offset by a $1.4 million increase in allocated facilities cost. The decrease in labor and personnel cost was primarily attributable to a reduction in sales workforce as part of our restructuring during the first quarter of our fiscal 2014, and FICO shifting resources to research and development efforts in the areas of cloud computing and SaaS. The increase in allocated facilities cost was primarily attributable to our acquisitions of CR Software and Infoglide in fiscal 2013.

Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended March 31, 2014.

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

The quarter over quarter decrease of $0.7 million in amortization expense was attributable to certain intangible assets associated with our Dash and London Bridge acquisitions becoming fully amortized in January 2013 and May 2013, respectively.

The year-to-date period over period decrease of $1.1 million in amortization expense was attributable to certain intangible assets associated with our Dash and London Bridge acquisitions becoming fully amortized in January 2013 and May 2013, respectively, partially offset by the addition of intangible assets associated with our acquisitions of CR Software and Infoglide in fiscal 2013.

Over the next several quarters we expect that amortization expense will be consistent with or slightly higher than the amortization expense we recorded during the quarter ended March 31, 2014.

Restructuring and Acquisition-related

There were no restructuring charges during the quarter ended March 31, 2014. During the six months ended March 31, 2014, we incurred $3.7 million in severance charges due to the elimination of 83 positions throughout the company. Cash payments for all the severance costs will be paid by the end of our fiscal 2014. There were no acquisition-related charges during the three and six months ended March 31, 2014.

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

The quarter over quarter decrease in interest expense of $0.7 million was attributable to the $49.0 million principal payment in May 2013 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the quarter ended March 31, 2014.

The year-to-date period over period decrease in interest expense of $1.5 million was attributable to the $49.0 million principal payment in May 2013 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the six months ended March 31, 2014.

Over the next several quarters we expect that interest expense will be consistent with what we incurred during the quarter ended March 31, 2014.

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

The quarter over quarter change in other income (expense), net of $0.4 million was primarily attributable to an increase in foreign currency exchange loss during the quarter ended March 31, 2014.

The year-to-date period over period increase in other expense, net of $1.2 million was primarily attributable to a nonrecurring charge related to our fixed assets balance as well as an increase in foreign currency exchange loss during the six months ended March 31, 2014.

Provision for Income Taxes

The effective income tax rate was 33.7% and 27.1% during the quarters ended March 31, 2014 and 2013, respectively, and 35.5% and 30.6% during the six months ended March 31, 2014 and 2013, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate year over year was negatively impacted by: the expiration of the U.S. Federal Research and Development credit; a one-time state audit adjustment; an adjustment for deferred tax assets due to a change in the tax rate of one of our international jurisdictions; and a higher percentage of revenue expected in higher taxing jurisdictions.

Operating Income

The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six months ended March 31, 2014 and 2013:

	Quarter Ended March 31,		Period-to-Period	Period-to-Period Percentage
Segment	2014	2013	Change	Change
	(In thousands)		(In thousands)
Applications	$36,659	$30,930	$5,729	19%
Scores	36,919	31,128	5,791	19%
Tools	1,190	2,610	(1,420)	(54)%
Corporate expenses	(24,072)	(21,445)	(2,627)	12%

Total segment operating income	50,696	43,223	7,473	17%
Unallocated share-based compensation	(9,051)	(6,413)	(2,638)	41%
Unallocated amortization expense	(2,908)	(3,604)	696	(19)%

Operating income	$38,737	$33,206	5,531	17%

	Six Months Ended March 31,		Period-to-Period	Period-to-Period Percentage
Segment	2014	2013	Change	Change
	(In thousands)		(In thousands)
Applications	$66,613	$75,171	$(8,558)	(11)%
Scores	73,724	62,029	11,695	19%
Tools	5,366	9,004	(3,638)	(40)%
Corporate expenses	(45,829)	(47,494)	1,665	(4)%

Total segment operating income	99,874	98,710	1,164	1%
Unallocated share-based compensation	(16,286)	(12,245)	(4,041)	33%
Unallocated amortization expense	(5,921)	(6,976)	1,055	(15)%
Unallocated restructuring and acquisition-related	(3,660)	(3,289)	(371)	11%

Operating income	$74,007	$76,200	(2,193)	(3)%

Applications

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)				(In thousands)
Segment revenues	$115,610	$117,215	100%	100%	$227,526	$241,922	100%	100%
Segment operating expense	(78,951)	(86,285)	(68)%	(74)%	(160,913)	(166,751)	(71)%	(69)%

Segment operating income	$36,659	$30,930	32%	26%	$66,613	$75,171	29%	31%

Scores

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)				(In thousands)
Segment revenues	$47,858	$44,062	100%	100%	$95,038	$87,509	100%	100%
Segment operating expense	(10,939)	(12,934)	(23)%	(29)%	(21,314)	(25,480)	(22)%	(29)%

Segment operating income	$36,919	$31,128	77%	71%	$73,724	$62,029	78%	71%

Tools

	Quarter Ended		Percentage of		Six Months Ended		Percentage of
	March 31,		Revenues		March 31,		Revenues
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)				(In thousands)
Segment revenues	$21,994	$18,048	100%	100%	$47,241	$39,914	100%	100%
Segment operating expense	(20,804)	(15,438)	(95)%	(86)%	(41,875)	(30,910)	(89)%	(77)%

Segment operating income	$1,190	$2,610	5%	14%	$5,366	$9,004	11%	23%

The quarter over quarter $5.5 million increase in operating income was mainly attributable to a $6.1 million increase in segment revenues, a $4.0 million decrease in segment operating expenses, and a $0.7 million decrease in amortization cost, partially offset by a $2.7 million increase in share-based compensation cost and a $2.6 million increase in corporate expenses.

At the segment level, the quarter over quarter $7.5 million increase in segment operating income was primarily driven by a $5.8 million increase in our Scores segment operating income and a $5.7 million increase in our Applications segment operating income, partially offset by a $2.6 million increase in corporate expenses and a $1.4 million decrease in our Tools segment operating income.

The quarter over quarter $5.7 million increase in Applications segment operating income was due to a $7.3 million decrease in segment operating expenses, partially offset by a $1.6 million decrease in segment revenues. Segment operating income as a percentage of segment revenue for Applications increased to 32% from 26% primarily due to FICO shifting resources to cloud computing mainly in the Tools segment, as well as a reduction in sales workforce as part of our restructuring during the first quarter of our fiscal 2014.

The quarter over quarter $5.8 million increase in Scores segment operating income was due to a $3.8 million increase in segment revenue attributable to both our business-to-consumer services and business-to-business services and a $2.0 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 77% from 71% due to an increase in sales of our higher-margin software products, as well as decreased third-party data cost as a result of favorable terms in a renewed agreement with one credit reporting agency in May 2013.

The quarter over quarter $1.4 million decrease in Tools segment operating income was due to a $5.3 million increase in segment operating expenses, partially offset by a $3.9 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Tools decreased to 5% from 14% primarily due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform as well as our FICO® Model CentralTM Solution.

The year-to-date period over period decrease of $2.2 million in operating income was mainly attributable to a $4.0 million increase in share-based compensation cost, a $1.0 million increase in segment operating expenses, and a $0.4 million increase in restructuring and acquisition-related cost, partially offset by a $1.7 million decrease in corporate expenses, a $1.0 million decrease in amortization cost, and a $0.5 million increase in segment revenues.

At the segment level, the year-to-date period over period increase of $1.2 million in segment operating income was driven by an $11.7 million increase in our Scores segment operating income and a $1.7 million decrease in corporate operating expenses, partially offset by an $8.6 million decrease in our Applications segment operating income, and a $3.6 million decrease in our Tools segment operating income.

The year-to-date period over period $8.6 million decrease in Applications segment operating income was due to a $14.4 million decrease in segment revenue, partially offset by a $5.8 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications was decreased to 29% from 31% primarily due to a decrease in sales of our higher-margin software products, partially offset by FICO shifting resources to cloud computing mainly in the Tools segment.

The year-to-date period over period $11.7 million increase in Scores segment operating income was attributable primarily to a $7.5 million increase in segment revenues and a $4.2 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 78% from 71% mainly due to an increase in sales of our higher-margin software products, as well as decreased third-party data cost as a result of favorable terms in a renewed agreement with one credit reporting agency in May 2013.

The year-to-date period over period $3.6 million decrease in Tools segment operating income was attributable primarily to an $11.0 million increase in segment operating expenses, partially offset by a $7.4 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Tools decreased to 11% from 23% mainly due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform as well as our FICO® Model CentralTM Solution.

CAPITAL RESOURCES AND LIQUIDITY

Outlook

As of March 31, 2014, we had $108.2 million in cash and cash equivalents which included $76.9 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.

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

Summary of Cash Flows

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$75,087	$68,954
Investing activities	(4,296)	(23,511)
Financing activities	(46,768)	15,900
Effect of exchange rate changes on cash	975	(1,802)

Increase in cash and cash equivalents	$24,998	$59,541

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $75.1 million during the six months ended March 31, 2014 from $69.0 million during the six months ended March 31, 2013. The $6.1 million increase was mainly attributable to a $6.0 million increase caused by the timing of receipts and payments in our ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities decreased to $4.3 million for the six months ended March 31, 2014 from $23.5 million for the six months ended March 31, 2013. The $19.2 million decrease was primarily attributable to a $28.4 million decrease in net cash used for acquisitions and a $12.8 million decrease in purchases of properties and equipment, partially offset by a $22.0 million decrease in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $46.8 million during the six months ended March 31, 2014 compared to net cash provided of $15.9 million during the six months ended March 31, 2013. The $62.7 million change was primarily due to a $67.1 million increase in repurchases of common stock and a $12.3 million decrease in proceeds from issuance of treasury stock under employee stock plans, partially offset by a $15.9 million increase in proceeds from our revolving line of credit, net of payment on our revolving line of credit and short-term loans.

Repurchases of Common Stock

In August 2012, our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. Pursuant to this program, during the quarter and six months ended March 31, 2014 we repurchased 749,317 shares of our common stock for $40.0 million and 1,187,171 shares of our common stock for $65.0 million, respectively. This program expired at the end of March 2014. In April 2014, our Board of Directors approved another stock repurchase program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions.

Dividends

During the quarter ended March 31, 2014, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit

We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of March 31, 2014, we had $28.0 million in borrowings outstanding at an interest rate of 1.285% and were in compliance with all financial covenants under this credit facility.

Senior Notes

On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 8.8 years. On July 14, 2010, we issued

$245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of March 31, 2014 we were in compliance with all financial covenants under these facilities.

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

Interest Rate

We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2014 and September 30, 2013:

	March 31, 2014			September 30, 2013
	Cost	Carrying	Average	Cost	Carrying	Average
	Basis	Amount	Yield	Basis	Amount	Yield
(Dollars in thousands)
Cash and cash equivalents	$108,176	$108,176	0.02%	$83,178	$83,178	0.00%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at March 31, 2014 and September 30, 2013:

	March 31, 2014			September 30, 2013
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$210,000	$210,000	$221,959	$210,000	$210,000	$221,393
The 2010 Senior Notes	$245,000	$245,000	$244,593	$245,000	$245,000	$241,035

We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $28.0 million in borrowings outstanding at an interest rate of 1.285% under the credit facility as of March 31, 2014.

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

The following table summarizes our outstanding foreign currency forward contracts, by currency at March 31, 2014 and September 30, 2013:

	March 31, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	7,150	$6,469	$—
Euro (EUR)	EUR	4,100	$5,670	$—
Buy foreign currency:
British pound (GBP)	GBP	5,014	$8,350	$—

	September 30, 2013
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	4,700	$4,542	$—
Euro (EUR)	EUR	5,400	$7,307	$—
Buy foreign currency:
British pound (GBP)	GBP	6,513	$10,500	$—

The foreign currency forward contracts were entered into on March 31, 2014 and September 30, 2013, respectively; therefore, their fair value was $0 on each of these dates.

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

•	Extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as nongovernmental VISA and MasterCard electronic payment card standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, advertising, endorsements and testimonials and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act;

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification;

•	The implementation of the Emergency Economic Stabilization Act of 2008 by federal regulators to manage the financial crisis in the United States;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2014 through January 31, 2014	11,407	$55.72	—	$40,122,011
February 1, 2014 through February 28, 2014	377,469	$53.07	376,279	$20,151,551
March 1, 2014 through March 31, 2014	374,033	$53.73	373,038	$107,780

	762,909	$53.43	749,317	$107,780

(1)	Includes 13,592 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2014.
(2)

On August 16, 2012 our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. This program expired at the end of March 2014. On April 24, 2014, we announced a new stock repurchase program approved by our Board of Directors. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions.

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

DATE: April 28, 2014

	By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE: April 28, 2014

	By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

To Fair Isaac Corporation Report On Form 10-Q

For The Quarterly Period Ended March 31, 2014

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