Form 10-Q
period 2014-06-30
FAIR ISAAC CORP
filed 2014-07-28
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on July 18, 2014 was 32,148,684 (excluding 56,708,099 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	September 30, 2013
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$93,109	$83,178
Accounts receivable, net	155,495	143,733
Prepaid expenses and other current assets	24,691	22,277
Total current assets	273,295	249,188
Marketable securities available for sale	8,689	7,107
Other investments	11,033	11,033
Property and equipment, net	37,280	45,155
Goodwill	787,209	773,931
Intangible assets, net	52,053	57,361
Deferred income taxes	9,765	11,132
Other assets	6,423	6,640
Total assets	$1,185,747	$1,161,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,098	$19,216
Accrued compensation and employee benefits	42,634	39,281
Other accrued liabilities	41,421	35,202
Deferred revenue	53,849	49,181
Current maturities on debt	154,000	23,000
Total current liabilities	313,002	165,880
Senior notes	376,000	447,000
Other liabilities	17,571	17,990
Total liabilities	706,573	630,870
Commitments and contingencies
Stockholders’ equity:
Preferred stock [$0.01 par value; 1,000 shares authorized; none issued and outstanding]	—	—
Common stock [$0.01 par value; 200,000 shares authorized, 88,857 shares issued and 32,855 and 34,786 shares outstanding at June 30, 2014 and September 30, 2013, respectively]	329	348
Paid-in-capital	1,121,511	1,110,198
Treasury stock, at cost [56,002 and 54,071 shares at June 30, 2014 and September 30, 2013, respectively]	(1,882,659)	(1,751,057)
Retained earnings	1,248,298	1,192,096
Accumulated other comprehensive loss	(8,305)	(20,908)
Total stockholders’ equity	479,174	530,677
Total liabilities and stockholders’ equity	$1,185,747	$1,161,547

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$132,254	$129,422	$394,278	$385,759
Professional services	38,522	32,306	107,427	98,752
License	26,834	22,044	65,710	68,606
Total revenues	197,610	183,772	567,415	553,117
Operating expenses:
Cost of revenues *	62,752	57,655	178,254	172,659
Research and development	23,240	18,570	61,022	49,143
Selling, general and administrative *	71,557	68,665	204,490	205,968
Amortization of intangible assets *	3,019	3,477	8,940	10,453
Restructuring and acquisition-related	621	197	4,281	3,486
Total operating expenses	161,189	148,564	456,987	441,709
Operating income	36,421	35,208	110,428	111,408
Interest income	13	15	29	45
Interest expense	(7,064)	(7,432)	(21,305)	(23,167)
Other income (expense), net	931	830	(381)	765
Income before income taxes	30,301	28,621	88,771	89,051
Provision for income taxes	9,753	8,999	30,495	27,513
Net income	20,548	19,622	58,276	61,538
Other comprehensive income (loss):
Foreign currency translation adjustments	5,705	(1,284)	12,603	(15,705)
Comprehensive income	$26,253	$18,338	$70,879	$45,833
Earnings per share:
Basic	$0.60	$0.55	$1.69	$1.74
Diluted	$0.58	$0.54	$1.65	$1.69
Shares used in computing earnings per share:
Basic	34,210	35,499	34,458	35,400
Diluted	35,162	36,385	35,420	36,340

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5 to the condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2013	34,786	$348	$1,110,198	$(1,751,057)	$1,192,096	$(20,908)	$530,677
Share-based compensation	—	—	25,631	—	—	—	25,631
Issuance of treasury stock under employee stock plans	840	8	(20,162)	27,405	—	—	7,251
Tax effect from share-based payment arrangements	—	—	5,844	—	—	—	5,844
Repurchases of common stock	(2,771)	(27)	—	(159,007)	—	—	(159,034)
Dividends paid ($0.06 per share)	—	—	—	—	(2,074)	—	(2,074)
Net income	—	—	—	—	58,276	—	58,276
Foreign currency translation adjustments	—	—	—	—	—	12,603	12,603
Balance at June 30, 2014	32,855	$329	$1,121,511	$(1,882,659)	$1,248,298	$(8,305)	$479,174
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$58,276	$61,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,196	25,160
Share-based compensation	25,631	18,897
Deferred income taxes	(7,576)	(5,515)
Tax effect from share-based payment arrangements	5,844	2,245
Excess tax benefits from share-based payment arrangements	(5,934)	(5,073)
Net amortization of premium on marketable securities	—	8
Provision for doubtful accounts, net	998	293
Net loss on sales of property and equipment	3	393
Changes in operating assets and liabilities:
Accounts receivable	(9,934)	9,977
Prepaid expenses and other assets	1,206	1,841
Accounts payable	1,622	4,987
Accrued compensation and employee benefits	2,976	(12,897)
Other liabilities	5,532	(1,213)
Deferred revenue	973	(464)
Net cash provided by operating activities	103,813	100,177
Cash flows from investing activities:
Purchases of property and equipment	(7,088)	(20,435)
Proceeds from maturities of marketable securities	—	22,000
Cash paid for acquisitions, net of cash acquired	(7,253)	(32,874)
Distribution from cost method investees	—	50
Net cash used in investing activities	(14,341)	(31,259)
Cash flows from financing activities:
Proceeds from revolving line of credit	96,000	30,000
Payments on revolving line of credit and other short-term loans	(28,000)	(3,676)
Payments on senior notes	(8,000)	(49,000)
Proceeds from issuance of treasury stock under employee stock plans	7,251	23,790
Dividends paid	(2,074)	(2,123)
Repurchases of common stock	(152,329)	(47,811)
Excess tax benefits from share-based payment arrangements	5,934	5,073
Net cash used in financing activities	(81,218)	(43,747)
Effect of exchange rate changes on cash	1,677	(3,761)
Increase in cash and cash equivalents	9,931	21,410
Cash and cash equivalents, beginning of period	83,178	71,609
Cash and cash equivalents, end of period	$93,109	$93,019
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$17,174	$23,139
Cash paid for interest	$21,468	$24,480
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$708	$1,533
Unsettled repurchases of common stock	$8,846	$—
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
New Accounting Pronouncements Recently Issued or Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” (“ASU 2013-11”). ASU 2013-11 provides guidance for presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit. ASU 2013-11 provides that a benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013, which means it will be effective for our fiscal year beginning October 1, 2014. We do not believe that adoption of ASU 2013-11 will have a significant impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Early adoption is not permitted. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

2. Acquisitions
On April 1, 2014, we acquired 100% of the common stock of InfoCentricity, Inc. (“InfoCentricity”) for $8.2 million in cash. InfoCentricity is a software-as-a-service-based predictive analytics software company that allows FICO to immediately broaden its offering for predictive analytics modeling and decision strategies. FICO will leverage the InfoCentricity products through availability to the FICO Analytic Cloud as well as an on premise offering for organizations across all industries. InfoCentricity has been included in our operating results since the acquisition date. The pro forma impact of this acquisition was not deemed material to our results of operations.

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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2014 and September 30, 2013.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2014 and September 30, 2013.

The following table represents financial assets that we measured at fair value on a recurring basis at June 30, 2014 and September 30, 2013:

June 30, 2014	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2014
Assets:
Cash equivalents (1)	$5,735	$5,735
Marketable securities (2)	8,689	8,689
Total	$14,424	$14,424
September 30, 2013	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2013
Assets:
Cash equivalents (1)	$685	$685
Marketable securities (2)	7,107	7,107
Total	$7,792	$7,792

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at June 30, 2014 and September 30, 2013. Not included in this table are cash deposits of $87.4 million and $82.5 million at June 30, 2014 and September 30, 2013, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at June 30, 2014 and September 30, 2013.

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
For the fair value of our derivative instruments and senior notes, see Note 4 and Note 8 to the condensed consolidated financial statements, respectively.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2014 and September 30, 2013:

	June 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	5,350	$4,990	$—
Euro (EUR)	EUR	4,500	$6,161	$—
Buy foreign currency:
British pound (GBP)	GBP	11,955	$20,400	$—

	September 30, 2013
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	4,700	$4,542	$—
Euro (EUR)	EUR	5,400	$7,307	$—
Buy foreign currency:
British pound (GBP)	GBP	6,513	$10,500	$—
The foreign currency forward contracts were entered into on June 30, 2014 and September 30, 2013, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Foreign currency forward contracts	$318	$131	$850	$(728)
5. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$1,880	$1,739	$5,502	$4,883
Selling, general and administrative expenses	1,139	1,738	3,438	5,570
	$3,019	$3,477	$8,940	$10,453

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $142.5 million and $141.2 million as of June 30, 2014 and September 30, 2013, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2014, was as follows (in thousands):

Year Ended September 30,
2014 [excluding the nine months ended June 30, 2014]	$3,010
2015	12,164
2016	11,935
2017	10,773
2018	3,314
Thereafter	10,857
$52,053
The following table summarizes changes to goodwill during the nine months ended June 30, 2014, both in total and as allocated to our segments:

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2013	$559,538	$146,648	$67,745	$773,931
Addition from acquisitions	—	—	5,129	5,129
Adjustment related to prior acquisitions	(770)	—	—	(770)
Foreign currency translation adjustment	7,395	—	1,524	8,919
Balance at June 30, 2014	$566,163	$146,648	$74,398	$787,209
6. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
	(In thousands)
Property and equipment	$181,556	$174,822
Less: accumulated depreciation and amortization	(144,276)	(129,667)
	$37,280	$45,155
7. Revolving Line of Credit
We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of June 30, 2014, we had $83.0 million in borrowings outstanding at a weighted average interest rate of 1.282% and were in compliance with all financial covenants under this credit facility.
8. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 9.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior

Notes require interest payments semi-annually and also include certain restrictive covenants. As of June 30, 2014, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $447.0 million and $455.0 million as of June 30, 2014 and September 30, 2013, respectively. The fair value of the Senior Notes was $463.6 million and $462.4 million as of June 30, 2014 and September 30, 2013, respectively. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
9. Restructuring Expenses

During the quarter ended June 30, 2014, we incurred $0.5 million in severance and facilities charges associated with our InfoCentricity acquisition. The following table summarizes our restructuring accruals and certain FICO facility closures. These balances, which are expected to be paid by the end of the second quarter of our fiscal 2015, are recorded in other accrued current liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at	Expense Additions	Cash Payments	Accrual at
	September 30, 2013			June 30, 2014
	(In thousands)
Facilities charges	$1,732	$167	$(1,568)	$331
Employee separation	—	3,963	(3,767)	196
	$1,732	$4,130	$(5,335)	$527
10. Income Taxes
Effective Tax Rate
The effective income tax rate was 32.2% and 31.4% during the quarters ended June 30, 2014 and 2013, respectively, and 34.4% and 30.9% during the nine months ended June 30, 2014 and 2013, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate year over year was primarily due to the expiration of the U.S. Federal Research and Development credit and a higher percentage of revenue expected in higher taxing jurisdictions.
The total unrecognized tax benefit for uncertain tax positions at June 30, 2014 and September 30, 2013 is estimated to be approximately $6.7 million and $9.0 million, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. As of June 30, 2014 and September 30, 2013, we have accrued interest of $0.5 million and $0.9 million, respectively, related to unrecognized tax benefits.

11. Earnings Per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine months ended June 30, 2014 and 2013:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$20,548	$19,622	$58,276	$61,538
Denominator - share:
Basic weighted-average shares	34,210	35,499	34,458	35,400
Effect of dilutive securities	952	886	962	940
Diluted weighted-average shares	35,162	36,385	35,420	36,340
Earnings per share:
Basic	$0.60	$0.55	$1.69	$1.74
Diluted	$0.58	$0.54	$1.65	$1.69
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the options’ exercise prices exceed the average market price of our common stock as their inclusion would be antidilutive. There were approximately 14,000 options excluded for the quarter ended June 30, 2014. There were no options excluded for the quarter ended June 30, 2013. There were approximately 9,000 and 145,000 options excluded for the nine months ended June 30, 2014 and 2013, respectively.
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

The following tables summarize segment information for the quarters and nine months ended June 30, 2014 and 2013:

	Quarter Ended June 30, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$78,915	$44,077	$9,262	$—	$132,254
Professional services	31,898	801	5,823	—	38,522
License	19,043	452	7,339	—	26,834
Total segment revenues	129,856	45,330	22,424	—	197,610
Segment operating expense	(86,413)	(11,444)	(24,923)	(25,424)	(148,204)
Segment operating income	$43,443	$33,886	$(2,499)	$(25,424)	49,406
Unallocated share-based compensation expense					(9,345)
Unallocated amortization expense					(3,019)
Unallocated restructuring and acquisition-related					(621)
Operating income					36,421
Unallocated interest income					13
Unallocated interest expense					(7,064)
Unallocated other income, net					931
Income before income taxes					$30,301
Depreciation expense	$3,616	$213	$706	$630	$5,165

	Quarter Ended June 30, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$75,537	$45,915	$7,970	$—	$129,422
Professional services	26,230	806	5,270	—	32,306
License	13,216	431	8,397	—	22,044
Total segment revenues	114,983	47,152	21,637	—	183,772
Segment operating expense	(87,688)	(12,977)	(17,569)	(20,004)	(138,238)
Segment operating income	$27,295	$34,175	$4,068	$(20,004)	45,534
Unallocated share-based compensation expense					(6,652)
Unallocated amortization expense					(3,477)
Unallocated restructuring and acquisition-related					(197)
Operating income					35,208
Unallocated interest income					15
Unallocated interest expense					(7,432)
Unallocated other income, net					830
Income before income taxes					$28,621
Depreciation expense	$3,789	$220	$536	$705	$5,250

	Nine Months Ended June 30, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$233,592	$133,955	$26,731	$—	$394,278
Professional services	87,058	2,167	18,202	—	107,427
License	36,732	4,246	24,732	—	65,710
Total segment revenues	357,382	140,368	69,665	—	567,415
Segment operating expense	(247,326)	(32,758)	(66,798)	(71,253)	(418,135)
Segment operating income	$110,056	$107,610	$2,867	$(71,253)	149,280
Unallocated share-based compensation expense					(25,631)
Unallocated amortization expense					(8,940)
Unallocated restructuring and acquisition-related					(4,281)
Operating income					110,428
Unallocated interest income					29
Unallocated interest expense					(21,305)
Unallocated other expense, net					(381)
Income before income taxes					$88,771
Depreciation expense	$10,714	$623	$1,942	$1,977	$15,256

	Nine Months Ended June 30, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$231,174	$130,558	$24,027	$—	$385,759
Professional services	79,704	3,333	15,715	—	98,752
License	46,027	770	21,809	—	68,606
Total segment revenues	356,905	134,661	61,551	—	553,117
Segment operating expense	(254,439)	(38,457)	(48,479)	(67,498)	(408,873)
Segment operating income	$102,466	$96,204	$13,072	$(67,498)	144,244
Unallocated share-based compensation expense					(18,897)
Unallocated amortization expense					(10,453)
Unallocated restructuring and acquisition-related					(3,486)
Operating income					111,408
Unallocated interest income					45
Unallocated interest expense					(23,167)
Unallocated other income, net					765
Income before income taxes					$89,051
Depreciation expense	$10,564	$659	$1,487	$1,997	$14,707

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
We derive a significant portion of our revenues from clients outside the United States. International revenues accounted for 41% and 39% of total consolidated revenues for the quarters ended June 30, 2014 and 2013, respectively, and 40% and 39% of total consolidated revenues for the nine months ended June 30, 2014 and 2013, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 72% and 73% of our revenues were derived from within this industry during the quarters ended June 30, 2014 and 2013, respectively, and 74% and 73% of our revenues were derived from within this industry during the nine months ended June 30, 2014 and 2013, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 67% and 70% of our revenues during the quarters ended June 30, 2014 and 2013, respectively. Arrangements with transactional or unit-based pricing accounted for approximately 69% and 70% of our revenues during the nine months ended June 30, 2014 and 2013, respectively.

We continue to invest in our franchise technologies, including expansion to the areas of cloud computing and software as a service (“SaaS”). The expansion into cloud-based solutions will enable us to deliver solutions more efficiently to our customers and develop market opportunities outside the banking industry sector. We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and nine months ended June 30, 2014, we repurchased approximately 1.6 million shares for a total value of $94.0 million and 2.8 million shares for a total value of $159.0 million, respectively.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended June 30, 2014	$84.5	18%	14	28
Quarter Ended June 30, 2013	$70.2	28%	17	23
Nine Months Ended June 30, 2014	$276.5	29%	51	NM
Nine Months Ended June 30, 2013	$236.9	36%	43	NM

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)
NM – Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 24% and 28% of total bookings for the quarters ended June 30, 2014 and 2013, respectively. Professional services bookings were 47% and 43% of total bookings for the quarters ended June 30, 2014 and 2013, respectively. License bookings were 29% and 29% of total bookings for the quarters ended June 30, 2014 and 2013, respectively.
Transactional and maintenance bookings were 29% and 36% of total bookings for the nine months ended June 30, 2014 and 2013, respectively. Professional services bookings were 46% and 40% of total bookings for the nine months ended June 30, 2014 and 2013, respectively. License bookings were 25% and 24% of total bookings for the nine months ended June 30, 2014 and 2013, respectively.
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

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine months ended June 30, 2014 and 2013:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2014	2013	2014	2013	Change	Change
	(In thousands)				(In thousands)
Applications	$129,856	$114,983	66%	63%	$14,873	13%
Scores	45,330	47,152	23%	25%	(1,822)	(4)%
Tools	22,424	21,637	11%	12%	787	4%
Total	$197,610	$183,772	100%	100%	13,838	8%
						Period-to-Period
	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2014	2013	2014	2013	Change	Change
	(In thousands)				(In thousands)
Applications	$357,382	$356,905	63%	65%	$477	—%
Scores	140,368	134,661	25%	24%	5,707	4%
Tools	69,665	61,551	12%	11%	8,114	13%
Total	$567,415	$553,117	100%	100%	14,298	3%
Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013
Applications

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$78,915	$75,537	$3,378	4%
Professional services	31,898	26,230	5,668	22%
License	19,043	13,216	5,827	44%
Total	$129,856	$114,983	14,873	13%
Applications segment revenues increased $14.9 million due to a $5.4 million increase in our fraud solutions, a $3.2 million increase in our marketing solutions, a $2.4 million increase in our mobility solutions, a $2.1 million increase in our originations solutions, and a $1.8 million increase in our other solutions.
The increase in fraud solutions revenues was primarily attributable to an increase in software and service revenues. The increase in marketing solutions revenues was primarily attributable to an increase in license revenue, driven by a recently signed large deal to develop customized software solutions for a new customer. The increase in mobility solutions revenues was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication space. The increase in originations solutions revenues was primarily attributable to an increase in service revenue.

Scores

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$44,077	$45,915	$(1,838)	(4)%
Professional services	801	806	(5)	(1)%
License	452	431	21	5%
Total	$45,330	$47,152	(1,822)	(4)%
Scores segment revenues decreased $1.8 million due to a decrease of $2.4 million in our business-to-business Scores revenue, partially offset by an increase of $0.6 million in our business-to-consumer services revenue. The decrease in our business-to-

business Scores was primarily attributable to a mix shift toward volumes with lower price points. The increase in business-to-consumer services was primarily attributable to stronger direct sales generated from the myFICO.com website partially offset by a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended June 30, 2014 and 2013, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 14% and 17%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.
Tools

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$9,262	$7,970	$1,292	16%
Professional services	5,823	5,270	553	10%
License	7,339	8,397	(1,058)	(13)%
Total	$22,424	$21,637	787	4%
Tools segment revenues increased $0.8 million primarily attributable to an increase in transactional and maintenance revenues, partially offset by a decrease in license revenue.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Applications

	Nine Months Ended June 30,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$233,592	$231,174	$2,418	1%
Professional services	87,058	79,704	7,354	9%
License	36,732	46,027	(9,295)	(20)%
Total	$357,382	$356,905	477	—%
Applications segment revenues increased $0.5 million due to an $8.1 million increase in our mobility solutions, a $5.3 million increase in our collections & recovery solutions and a $0.6 million increase in our other solutions, partially offset by an $8.5 million decrease in our fraud solutions and a $5.0 million decrease in our marketing solutions.
The increase in mobility solutions revenues was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication space. The increase in collections & recovery solutions revenues was primarily attributable to our CR Software acquisition in November 2012, partially offset by a decrease in revenues generated from our FICO® Debt Manager™ product. The decrease in fraud solutions revenues was primarily attributable to a decrease in software revenue, largely driven by a couple of multi-year license transactions during the nine months ended June 30, 2013. The decrease in marketing solutions revenues was primarily attributable to the early termination of a large customer in December 2012, partially offset by a recently signed large deal to develop customized software solutions for a new customer.
Scores

	Nine Months Ended June 30,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$133,955	$130,558	$3,397	3%
Professional services	2,167	3,333	(1,166)	(35)%
License	4,246	770	3,476	451%
Total	$140,368	$134,661	5,707	4%
Scores segment revenues increased $5.7 million due to an increase of $1.8 million in our business-to-business Scores revenue, and an increase of $3.9 million in our business-to-consumer services revenue. The increase in our business-to-business Scores was primarily attributable to increased software revenue related to our Global FICO® Score. The increase in business-to-consumer services was primarily attributable to stronger direct sales generated from the myFICO.com website partially offset by a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the nine months ended June 30, 2014 and 2013, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 15% and 16%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Nine Months Ended June 30,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$26,731	$24,027	$2,704	11%
Professional services	18,202	15,715	2,487	16%
License	24,732	21,809	2,923	13%
Total	$69,665	$61,551	8,114	13%
Tools segment revenues increased $8.1 million primarily due to an increase in optimization tools, driven by increased software sales of FICO® Decision Optimizer, as well as increased license and maintenance revenues in models tools.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine months ended June 30, 2014 and 2013:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2014	2013	2014	2013	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$197,610	$183,772	100%	100%	$13,838	8%
Operating expenses:
Cost of revenues	62,752	57,655	32%	32%	5,097	9%
Research and development	23,240	18,570	12%	10%	4,670	25%
Selling, general and administrative	71,557	68,665	36%	37%	2,892	4%
Amortization of intangible assets	3,019	3,477	1%	2%	(458)	(13)%
Restructuring and acquisition-related	621	197	—%	—%	424	215%
Total operating expenses	161,189	148,564	81%	81%	12,625	8%
Operating income	36,421	35,208	19%	19%	1,213	3%
Interest income	13	15	—	—	(2)	(13)%
Interest expense	(7,064)	(7,432)	(4)%	(4)%	368	(5)%
Other income, net	931	830	—	—%	101	12%
Income before income taxes	30,301	28,621	15%	15%	1,680	6%
Provision for income taxes	9,753	8,999	5%	4%	754	8%
Net income	$20,548	$19,622	10%	11%	926	5%
Number of employees at quarter end	2,627	2,460			167	7%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2014	2013	2014	2013	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$567,415	$553,117	100%	100%	$14,298	3%
Operating expenses:
Cost of revenues	178,254	172,659	31%	31%	5,595	3%
Research and development	61,022	49,143	11%	9%	11,879	24%
Selling, general and administrative	204,490	205,968	36%	37%	(1,478)	(1)%
Amortization of intangible assets	8,940	10,453	2%	2%	(1,513)	(14)%
Restructuring and acquisition-related	4,281	3,486	1%	1%	795	23%
Total operating expenses	456,987	441,709	81%	80%	15,278	3%
Operating income	110,428	111,408	19%	20%	(980)	(1)%
Interest income	29	45	—	—%	(16)	(36)%
Interest expense	(21,305)	(23,167)	(4)%	(4)%	1,862	(8)%
Other income (expense), net	(381)	765	—%	—%	(1,146)	(150)%
Income before income taxes	88,771	89,051	15%	16%	(280)	—%
Provision for income taxes	30,495	27,513	5%	5%	2,982	11%
Net income	$58,276	$61,538	10%	11%	(3,262)	(5)%

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
The quarter over quarter increase of $5.1 million in cost of revenues was primarily attributable to a $3.2 million increase in personnel and labor costs and a $2.7 million increase in outside consulting expenses. The increase in personnel and labor costs was primarily attributable to an increase in incentive cost, as well as an increase in salaries and benefits cost as a result of our increased headcount. The increase in outside consulting expenses was primarily attributable to an increase in our billable consulting projects utilizing temporary resources. Cost of revenues as a percentage of revenues was 32% for the quarter ended June 30, 2014, consistent with the quarter ended June 30, 2013.
The year-to-date period over period increase of $5.6 million in cost of revenues was primarily attributable to a $2.8 million increase in personnel and labor costs, a $2.3 million increase in allocated facilities cost, and a $2.2 million increase in outside consulting expenses, partially offset by a $3.6 million decrease in direct materials. The increase in personnel and labor costs was primarily attributable to an increase in incentive cost. The increase in allocated facilities cost was primarily attributable to our acquisitions of CR Software and Infoglide in fiscal 2013, and InfoCentricity in fiscal 2014. The increase in outside consulting expenses was primarily attributable to an increase in our billable consulting projects utilizing temporary resources. The decrease in direct materials was primarily attributable to a decrease in software license sales that incur royalties cost. Cost of revenues as a percentage of revenues was 31% for the nine months ended June 30, 2014, consistent with the nine months ended June 30, 2013.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended June 30, 2014.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.
Research and development expenses as a percentage of revenues increased to 12% for the quarter ended June 30, 2014 from 10% for the quarter ended June 30, 2013. The $4.7 million increase was mainly due to a $2.4 million increase in personnel and labor costs and a $1.7 million increase in outside consulting expenses, primarily driven by our continued investment in the areas of cloud computing and SaaS.

Research and development expenses as a percentage of revenues increased to 11% for the nine months ended June 30, 2014 from 9% for the nine months ended June 30, 2013. The $11.9 million increase was mainly due to a $8.7 million increase in personnel and labor costs and a $2.2 million increase in allocated facilities cost, both driven by our continued investment in the areas of cloud computing and SaaS.
Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended June 30, 2014.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The quarter over quarter increase of $2.9 million in selling, general and administrative expenses was primarily attributable to a $2.1 million increase in labor and personnel costs, driven by an increase in incentive cost. Selling, general and administrative expenses as a percentage of revenues decreased to 36% for the quarter ended June 30, 2014 from 37% for the quarter ended June 30, 2013 primarily attributable to FICO shifting resources to research and development efforts in the areas of cloud computing and SaaS.
Selling, general and administrative expenses as a percentage of revenues decreased to 36% for the nine months ended June 30, 2014 from 37% for the nine months ended June 30, 2013. The $1.5 million decrease was primarily attributable to FICO shifting resources to research and development efforts in the areas of cloud computing and SaaS, partially offset by higher incentive cost for the nine months ended June 30, 2014.
Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended June 30, 2014.
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
The quarter over quarter decrease of $0.5 million in amortization expense was attributable to certain intangible assets associated with our London Bridge and CR Software acquisitions becoming fully amortized in May 2013 and November 2013, respectively, partially offset by the addition of intangible assets associated with our Infoglide acquisition in April 2013.
The year-to-date period over period decrease of $1.5 million in amortization expense was primarily attributable to certain intangible assets associated with our Dash and London Bridge acquisitions becoming fully amortized in January 2013 and May 2013, respectively, partially offset by the addition of intangible assets associated with our acquisitions of CR Software and Infoglide in fiscal 2013, and InfoCentricity in fiscal 2014.
Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended June 30, 2014.
Restructuring and Acquisition-related
During the quarter ended June 30, 2014, we incurred $0.5 million in severance and facilities charges associated with our InfoCentricity acquisition. During the nine months ended June 30, 2014, we also incurred $3.7 million in severance charges due to the elimination of 83 positions throughout the company. Cash payments for all the restructuring costs will be paid by the end of the second quarter of our fiscal 2015.
During the quarter and nine months ended June 30, 2014, we incurred $0.1 million in acquisition-related cost primarily associated with our InfoCentricity acquisition.
There were no restructuring charges during the quarter ended June 30, 2013. During the nine months ended June 30, 2013, we incurred net charges totaling $2.5 million consisting of severance costs and costs for vacating excess leased space.
During the quarter ended June 30, 2013, we incurred $0.2 million in acquisition-related cost associated with our Infoglide acquisition. During the nine months ended June 30, 2013, we incurred $1.0 million in acquisition-related cost, mainly associated with our CR Software and Infoglide acquisitions.

Interest Expense
Interest expense includes interest on the Senior Notes issued in May 2008 and July 2010, as well as interest and credit facility fees on the revolving line of credit.
The quarter over quarter decrease in interest expense of $0.4 million was attributable to the $49.0 million principal payment in May 2013 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the quarter ended June 30, 2014.
The year-to-date period over period decrease in interest expense of $1.9 million was attributable to the $49.0 million principal payment in May 2013 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the nine months ended June 30, 2014.
Over the next several quarters we expect that interest expense will be higher than what we incurred during the quarter ended June 30, 2014 due to the increased balance in our revolving line of credit.
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
The quarter over quarter increase in other income, net of $0.1 million was primarily attributable to a decrease in foreign currency exchange loss, partially offset by a decrease in other dividend income.
The year-to-date period over period change in other income (expense), net of $1.1 million was primarily attributable to a nonrecurring charge related to our fixed assets balance as well as an increase in foreign currency exchange loss during the nine months ended June 30, 2014.
Provision for Income Taxes
The effective income tax rate was 32.2% and 31.4% during the quarters ended June 30, 2014 and 2013, respectively, and 34.4% and 30.9% during the nine months ended June 30, 2014 and 2013, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate year over year was primarily due to the expiration of the U.S. Federal Research and Development credit and a higher percentage of revenue expected in higher taxing jurisdictions.

Operating Income (Loss)
The following tables set forth certain summary information on a segment basis related to our operating income (loss) for the quarters and nine months ended June 30, 2014 and 2013:

	Quarter Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2014	2013	Change	Change
	(In thousands)		(In thousands)
Applications	$43,443	$27,295	$16,148	59%
Scores	33,886	34,175	(289)	(1)%
Tools	(2,499)	4,068	(6,567)	(161)%
Corporate expenses	(25,424)	(20,004)	(5,420)	27%
Total segment operating income	49,406	45,534	3,872	9%
Unallocated share-based compensation	(9,345)	(6,652)	(2,693)	40%
Unallocated amortization expense	(3,019)	(3,477)	458	(13)%
Unallocated restructuring and acquisition-related	(621)	(197)	(424)	215%
Operating income	$36,421	$35,208	1,213	3%

	Nine Months Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2014	2013	Change	Change
	(In thousands)		(In thousands)
Applications	$110,056	$102,466	$7,590	7%
Scores	107,610	96,204	11,406	12%
Tools	2,867	13,072	(10,205)	(78)%
Corporate expenses	(71,253)	(67,498)	(3,755)	6%
Total segment operating income	149,280	144,244	5,036	3%
Unallocated share-based compensation	(25,631)	(18,897)	(6,734)	36%
Unallocated amortization expense	(8,940)	(10,453)	1,513	(14)%
Unallocated restructuring and acquisition-related	(4,281)	(3,486)	(795)	23%
Operating income	$110,428	$111,408	(980)	(1)%

Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)				(In thousands)
Segment revenues	$129,856	$114,983	100%	100%	$357,382	$356,905	100%	100%
Segment operating expense	(86,413)	(87,688)	(67)%	(76)%	(247,326)	(254,439)	(69)%	(71)%
Segment operating income	$43,443	$27,295	33%	24%	$110,056	$102,466	31%	29%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)				(In thousands)
Segment revenues	$45,330	$47,152	100%	100%	$140,368	$134,661	100%	100%
Segment operating expense	(11,444)	(12,977)	(25)%	(28)%	(32,758)	(38,457)	(23)%	(29)%
Segment operating income	$33,886	$34,175	75%	72%	$107,610	$96,204	77%	71%
Tools

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)				(In thousands)
Segment revenues	$22,424	$21,637	100%	100%	$69,665	$61,551	100%	100%
Segment operating expense	(24,923)	(17,569)	(111)%	(81)%	(66,798)	(48,479)	(96)%	(79)%
Segment operating income (loss)	$(2,499)	$4,068	(11)%	19%	$2,867	$13,072	4%	21%
The quarter over quarter $1.2 million increase in operating income was mainly attributable to a $13.8 million increase in segment revenues and a $0.5 million decrease in amortization cost, partially offset by a $5.4 million increase in corporate expenses, a $4.5 million increase in segment operating expenses, a $2.7 million increase in share-based compensation cost and a $0.5 million increase in restructuring and acquisition-related cost.
At the segment level, the quarter over quarter $3.9 million increase in segment operating income was primarily driven by a $16.2 million increase in our Applications segment operating income, partially offset by a $6.6 million decrease in our Tools segment operating income, a $5.4 million increase in corporate expenses and a $0.3 million decrease in our Scores segment operating income.
The quarter over quarter $16.2 million increase in Applications segment operating income was due to a $14.9 million increase in segment revenues and a $1.3 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased to 33% from 24% primarily due to FICO shifting resources to cloud computing mainly in the Tools segment, as well as a reduction in sales workforce as part of our restructuring during the first quarter of our fiscal 2014. In addition, the margin was positively impacted by an increase in sales of our higher-margin software products.
The quarter over quarter $0.3 million decrease in Scores segment operating income was due to a $1.8 million decrease in segment revenue attributable to both our business-to-consumer services and business-to-business services, partially offset by a $1.5 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 75% from 72% due to decreased third-party data cost as a result of favorable terms in a renewed agreement with one credit reporting agency in May 2013.

The quarter over quarter $6.6 million change in Tools segment operating income (loss) was due to a $7.3 million increase in segment operating expenses, partially offset by a $0.7 million increase in segment revenue. Segment operating margin for Tools was a negative 11% for the quarter ended June 30, 2014 compared to a positive 19% for the quarter ended June 30, 2013 primarily due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform as well as our FICO® Model Central™ Solution.

The year-to-date period over period decrease of $1.0 million in operating income was mainly attributable to a $6.7 million increase in share-based compensation cost, a $5.5 million increase in segment operating expenses, a $3.8 million increase in corporate expenses and a $0.8 million increase in restructuring and acquisition-related cost, partially offset by a $14.3 million increase in segment revenues and a $1.5 million decrease in amortization cost.

At the segment level, the year-to-date period over period increase of $5.0 million in segment operating income was driven by an $11.4 million increase in our Scores segment operating income and a $7.6 million increase in our Applications segment operating income, partially offset by a $10.2 million decrease in our Tools segment operating income and a $3.8 million increase in corporate expenses.
The year-to-date period over period $7.6 million increase in Applications segment operating income was due to a $7.1 million decrease in segment operating expenses and a $0.5 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications increased to 31% from 29% primarily due to FICO shifting resources to cloud computing mainly in the Tools segment, as well as a reduction in sales workforce as part of our restructuring during the first quarter of our fiscal 2014, partially offset by a decrease of sales of higher-margin software products.
The year-to-date period over period $11.4 million increase in Scores segment operating income was attributable primarily to a $5.7 million increase in segment revenues and a $5.7 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 77% from 71% mainly due to an increase in sales of our higher-margin software products, as well as decreased third-party data cost as a result of favorable terms in a renewed agreement with one credit reporting agency in May 2013.
The year-to-date period over period $10.2 million decrease in Tools segment operating income was attributable primarily to an $18.3 million increase in segment operating expenses, partially offset by an $8.1 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Tools decreased to 4% from 21% mainly due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform as well as our FICO® Model Central™ Solution.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2014, we had $93.1 million in cash and cash equivalents which included $73.3 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $71.0 million principal payment due in May 2015 on our Senior Notes issued in May 2008. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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
Summary of Cash Flows

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$103,813	$100,177
Investing activities	(14,341)	(31,259)
Financing activities	(81,218)	(43,747)
Effect of exchange rate changes on cash	1,677	(3,761)
Increase in cash and cash equivalents	$9,931	$21,410

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $103.8 million during the nine months ended June 30, 2014 from $100.2 million during the nine months ended June 30, 2013. The $3.6 million increase was mainly attributable to a $14.3 million increase in revenues, partially offset by an $11.0 million increase in expenses excluding non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities decreased to $14.3 million for the nine months ended June 30, 2014 from $31.3 million for the nine months ended June 30, 2013. The $17.0 million decrease was primarily attributable to a $25.6 million decrease in net cash used for acquisitions and a $13.3 million decrease in purchases of properties and equipment, partially offset by a $22.0 million decrease in proceeds from maturities of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $81.2 million for the nine months ended June 30, 2014 from $43.7 million for the nine months ended June 30, 2013. The $37.5 million increase was primarily due to a $104.5 million increase in repurchases of common stock and a $16.5 million decrease in proceeds from issuance of treasury stock under employee stock plans, partially offset by a $41.7 million increase in proceeds from our revolving line of credit, net of payment on our revolving line of credit and short-term loans and a $41.0 million decrease in payments on our senior notes.
Repurchases of Common Stock
In August 2012, our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. Following the completion of this program, our Board of Directors approved another stock repurchase program in April 2014. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions.
Pursuant to these programs, during the quarter and nine months ended June 30, 2014 we repurchased 1,584,221 shares of our common stock for $94.0 million and 2,771,392 shares of our common stock for $159.0 million, respectively.
Dividends
During the quarter ended June 30, 2014, we paid a quarterly dividend of two cents per common share, which is representative of the eight cents per year dividend we have paid in recent years. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Revolving Line of Credit
We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of June 30, 2014, we had $83.0 million in borrowings outstanding at a weighted average interest rate of 1.282% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 9.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of June 30, 2014 we were in compliance with all financial covenants under these facilities.
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

Transactional-based Revenues

Transactional-based revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed. Revenues from transactional or unit-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized based on minimum contractual amounts or on system usage that exceeds minimum contractual amounts. Certain of our transactional-based revenues are based on transaction or active account volumes as reported by our clients. In instances where volumes are reported to us in arrears, we estimate volumes based on preliminary customer transaction information or average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced material variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data is received, and this could have a material impact on our consolidated results of operations.
Consulting Services
We provide consulting, training, model development and software integration services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed. For fixed-price service contracts, we use a proportionate performance model with hours as the input method of attribution to determine progress towards completion, with consideration also given to output measures, such as contract milestones, when applicable. In such instances, management is required to estimate the total estimated hours of the project. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. If substantive uncertainty related to customer acceptance of services exists, we defer the associated revenue until the contract is completed. We have not experienced material variances between our estimates and actual hours in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we are unable to accurately estimate the input measures, revenue would be deferred until the contract is complete, and this could have a material impact on our consolidated results of operations.
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
Hosting Services
We are an application service provider (“ASP”), where we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. Revenue is recognized from ASP transactions when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees is fixed or determinable and the collection of our fees is probable. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-

front fees are recognized ratably over the expected life of the customer relationship. ASP transactional fees are recorded monthly as earned.
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
New Accounting Pronouncements Recently Issued or Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”(“ASU 2013-11”). ASU 2013-11 provides guidance for presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit. ASU 2013-11 provides that a benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013, which means it will be effective for our fiscal year beginning October 1, 2014. We do not believe that adoption of ASU 2013-11 will have a significant impact on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Early adoption is not permitted. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2014 and September 30, 2013:

	June 30, 2014			September 30, 2013
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$93,109	$93,109	0.02%	$83,178	$83,178	0.00%
On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital

Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at June 30, 2014 and September 30, 2013:

	June 30, 2014			September 30, 2013
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$202,000	$202,000	$215,183	$210,000	$210,000	$221,393
The 2010 Senior Notes	$245,000	$245,000	$248,384	$245,000	$245,000	$241,035
We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $83.0 million in borrowings outstanding at a weighted average interest rate of 1.282% under the credit facility as of June 30, 2014.

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
The following table summarizes our outstanding foreign currency forward contracts, by currency at June 30, 2014 and September 30, 2013:

	June 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	5,350	$4,990	$—
Euro (EUR)	EUR	4,500	$6,161	$—
Buy foreign currency:
British pound (GBP)	GBP	11,955	$20,400	$—
	September 30, 2013
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	4,700	$4,542	$—
Euro (EUR)	EUR	5,400	$7,307	$—
Buy foreign currency:
British pound (GBP)	GBP	6,513	$10,500	$—
The foreign currency forward contracts were entered into on June 30, 2014 and September 30, 2013, respectively; therefore, their fair value was $0 on each of these dates.

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
We expect that revenues derived from our scoring solutions, fraud solutions, customer management solutions and tools will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

•changes in the business analytics industry;
•changes in technology;
•our inability to obtain or use key data for our products;
•saturation or contraction of market demand;
•loss of key customers;
•industry consolidation;
•failure to execute our selling approach; and
•inability to successfully sell our products in new vertical markets.
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

We have also divested ourselves of businesses in the past and may do so again in the future. Divestitures involve significant risks and uncertainties, including:

•disruption of our ongoing business;
•reductions of our revenues or earnings per share;
•unanticipated liabilities, legal risks and costs;
•the potential loss of key personnel;
•distraction of management from our ongoing business; and
•impairment of relationships with employees and customers as a result of migrating a business to new owners.
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
Our business requires the storage, transmission and utilization of sensitive consumer and customer information. Many of our products are provided by us through the Internet. Security breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our system or to consumer or customer information, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services or subject us to third-

party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2014 through April 30, 2014	14,491	$56.97	—	$150,000,000
May 1, 2014 through May 31, 2014	462,267	$57.33	457,835	$123,748,468
June 1, 2014 through June 30, 2014	1,128,778	$60.18	1,126,386	$55,964,325
	1,605,536	$59.33	1,584,221	$55,964,325

(1)	Includes 21,315 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2014.

(2)
On August 16, 2012 our Board of Directors approved a stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions. Following the completion of this program, our Board of Directors approved another stock repurchase program on April 22, 2014. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $150.0 million in the open market or in negotiated transactions.

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

FAIR ISAAC CORPORATION

DATE:	July 28, 2014

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 28, 2014

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2014

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