Form 10-K
period 2014-09-30
FAIR ISAAC CORP
filed 2014-11-10
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,170,197,256 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 31, 2014 was 32,106,155 (excluding 56,750,628 shares held by the Company as treasury stock).
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2015.

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2015.

PART I
Item 1. Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) provides products and services that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics, which includes the industry-standard FICO® Score, and our decision management systems leverage the use of Big Data and mathematical algorithms to predict consumer behavior and power hundreds of billions of customer decisions each year.

We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in over 100 countries use our decision management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, pharmaceutical companies, healthcare organizations, public agencies and organizations in other industries. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure in the U.S. of consumer credit risk, empowering them to manage their financial health.

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

Our Segments

We categorize our products and services into the following three operating segments:

•
Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process - such as marketing, account origination, customer management, fraud, collections and insurance claims management - as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, software-as-a-service (“SaaS”) applications through the FICO® Analytic Cloud.

•
Scores. This segment includes our business-to-business scoring solutions and services, our myFICO® solutions for consumers, and associated professional services. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies worldwide, as well as services through which we provide our scores to clients directly.

•
Tools. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our new FICO® Decision Management Platform, as well as associated professional services. These tools are available to our customers as on-premises software or through the FICO® Analytic Cloud.

Comparative segment revenues, operating income and related financial information for fiscal 2014, 2013 and 2012 are set forth in Note 17 to the accompanying consolidated financial statements.

Our Solutions

Our solutions involve four fundamental disciplines:

•
Analytics, which include predictive analytics that identify the risks and opportunities associated with individual customers, prospects and transactions, in order to detect patterns such as risk and fraud, as well as optimization analytics that are used to improve the design of decision logic or "strategies."

•	Data management and profiling that bring extensive consumer information to every decision.

•	Software such as rules management systems that implement business rules, models and decision strategies, often in a real-time environment, as well as software for managing customer engagement.

•	Consulting services that help clients make the most of investments in FICO applications, tools and scores in the shortest possible time.

All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and risks incurred in making decisions. With the new FICO® Analytic Cloud, FICO® Solution Stack and FICO® Decision Management Platform, we now offer clients an increasing portfolio of applications, tools and services in the cloud, which they can use to create, customize, deploy and manage powerful analytic services.
Applications

We develop industry-tailored decision management applications, categorized as applications, which apply analytics, data management and decision management software to specific business challenges and processes. These include credit offer prescreening, insurance claims management and others. Our applications primarily serve clients in the banking, insurance, healthcare, retail and public sectors. During fiscal 2014, FICO introduced a full suite of applications for the FICO® Analytic Cloud, expanding our product offerings to accommodate small-to-midsize businesses that benefit from the affordability and simplicity of cloud-based solutions. Within our applications segment our fraud solutions accounted for 23%, 22% and 25% of total revenues in each of fiscal 2014, 2013 and 2012, respectively; our customer management solutions accounted for 10%, 11% and 13% of total revenues, in each of these periods, respectively; and our collections & recovery solutions accounted for 9%, 9% and 8% for each of these periods, respectively.

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

The latest version of our origination application, FICO® Origination Manager, is an application-to-decision processing solution built on a service-oriented architecture (“SOA”), modularized approach, and is now available in the cloud. Our other solutions include the web-based FICO® LiquidCredit® service, which is primarily focused on credit decisions and is offered largely to mid-tier banking institutions. We also offer custom and consortium-based credit risk and application fraud models.

Customer Management Applications

Our customer strategy management products and services enable businesses to automate and improve risk-based decisions on their existing customers. These solutions help businesses apply advanced analytics in account and customer decisions to increase portfolio revenue, decrease risk exposure and losses, while improving operational efficiencies.

We provide customer strategy management solutions for banking, telecommunications and retail. Our leading account and customer strategy management product is FICO® TRIAD® Customer Manager. The solution is an adaptive control system, so named because it enables businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. TRIAD® Customer Manager is one of the world's leading credit management systems, and our adaptive control systems are used by more than 250 banks. The current version enables users to manage risk and communications at both the account and customer level from a single platform.

We market and sell TRIAD® Customer Manager software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc.

We also offer transaction-based models called FICO® Transaction Scores, which help card issuers identify high-risk behavior more quickly and manage their credit card accounts more profitably.

Fraud Management Applications

Our fraud management products improve our clients’ profitability by predicting the likelihood a given transaction or customer account is experiencing fraud. Our fraud products analyze transactions in real time and generate recommendations for immediate action, which is critical to stopping third-party fraud, as well as first-party fraud and deliberate misuse of account privileges.

Our solutions are designed to detect and prevent a wide variety of fraud and risk types across multiple industries, including credit and debit payment card fraud; e-payment fraud; deposit account fraud; technical fraud and bad debt; healthcare fraud; Medicaid and Medicare fraud; and property and casualty insurance claims fraud, including workers' compensation fraud. FICO fraud solutions protect financial institutions, insurance companies and government agencies from losses and damaged customer relationships caused by fraud and related criminal behavior.

Our leading fraud detection solution is FICO® Falcon® Fraud Manager, recognized as the leader in global payment card fraud detection. Falcon® Fraud Manager’s neural network predictive models and patented profiling technology, both further described below in the “Technology” section, examine transaction, cardholder, account, customer, device and merchant data to detect a wide range of payment card fraud quickly and accurately. Falcon® Fraud Manager analyzes payment transactions in real time, assesses the risk of fraud, and takes the user-defined steps to prevent fraud while expediting legitimate transactions.

FICO® Fraud Predictor with Merchant Profiles is used in conjunction with Falcon® Fraud Manager on payment card monitoring for credit and debit to improve fraud detection rates through the inclusion of merchant profiles. Merchant profiles are built using fraud and transactional data that include characteristics revealing which merchants have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant, among others.

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

Collections & Recovery Applications

FICO® Debt Manager™ solution and FICO® PlacementsPlus® service automate the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. PlacementsPlus® facilitates control over the distribution and management of accounts to agencies, attorneys, debt buyers and internal recovery departments. Companies using our Debt Manager™ and PlacementsPlus® solutions in the U.S. can access partner services such as collection agencies and attorneys via FICO® Network Services, which provides web-based access to and from thousands of third-party collections and recovery service providers, as well as access to multiple data sources and FICO solutions hosted in Active Service Pages (“ASP”) mode. FICO Debt Management Solutions also include assessments, models and scores, predictive analytics, advanced customer engagement, optimization and speech analytics capabilities. FICO® Debt Manager™ is now available in the cloud.

Customer Communication Services

FICO® Customer Communication Services provides SaaS-based customer engagement, fraud resolution, and collections solutions in the cloud. It enables leading financial services institutions, utilities, telecommunications firms, insurers, and other businesses to engage in automated two-way communications. It allows businesses to reach customers in real time using short message service (“SMS”), mobile applications, automated voice, email and other channels; resolve matters such as verification of suspicious credit or debit card transactions; request missed payments; and resolve customer service issues. FICO® Customer Communication Services, combined with FICO’s decision management applications, allow businesses to execute and resolve customer interactions while improving customer outcomes.

Analytics

We perform custom predictive, descriptive and decision modeling and related analytic projects for clients in multiple industries to address business processes across the customer life cycle. This work leverages our analytic methodologies and expertise to solve risk management and marketing challenges for a single business, using that business's data and industry best practices to develop a highly customized solution. Most of this work falls under predictive analytics, decision analysis and optimization, which provide greater insight into customer preferences and future customer behavior. Within decision analysis and optimization, we apply data and proprietary algorithms to the design of customer treatment strategies.

We offer FICO® Economic Impact Service, which uses time series modeling of the macro economy to allow lenders to forecast future credit risk performance based on their views of the economy. The resulting insights can be used to adjust current credit policy as well as provide input into the calculation of regulatory capital requirements.

Scores

Our FICO® Scores are used in the majority of U.S. credit decisions, by nearly all of the major banks, credit card organizations, mortgage lenders and auto loan originators. These credit scores, developed based on third-party data, provide a consistent and objective measure of an individual's credit risk. Credit grantors use our FICO® Scores in a variety of ways: to prescreen candidates for marketing programs; evaluate applicants for new credit; and manage existing customer accounts. FICO® Score is a three-digit score ranging from 300-850. They are calculated by running data from the three U.S. national credit reporting agencies, TransUnion, Experian and Equifax, through one of several proprietary scoring models developed by FICO. Lenders generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies pay an associated fee to us. FICO® Score 9, the most recent version of the FICO® Score, was released in early fiscal 2015.

While the core FICO® Score is the foundation of our scoring portfolio, we offer a number of other broad based scores, including FICO® Expansion Score, FICO® Credit Capacity Index™, and the FICO® Economic Impact Index. We also develop various custom scores for our financial services clients. In Fiscal 2014, we introduced the FICO® Score Open Access program which allows our participating clients to provide their customers with a free FICO® Score along with materials to help them understand what affects their score. In addition, we introduced the FICO® Custom Credit Education program where lenders can license enhanced credit education tools to include in their consumer financial education programs.

Outside the U.S., we offer the FICO® Score for consumers, as well as for small and medium enterprises lending through credit reporting agencies in 12 countries worldwide. We have installed client-specific versions of the FICO® Score in nine countries. Like FICO® Scores in the U.S., these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of marketing prospects and credit applicants. FICO® Scores are in use or being implemented in 17 different countries across four continents outside the U.S.

We also have scoring systems for insurance underwriters and marketers. They use the same underlying statistical technology as our FICO® Scores, but are designed to predict applicant or policyholder insurance loss ratio for automobile or homeowners' coverage. Our insurance scores are available in the U.S. and Canada.

We license credit bureau scoring services and related consulting directly to users in banking through the FICO® PreScore® service for prescreening solicitation candidates and the FICO® Score Delivery Service for account review.

We also provide FICO® Score based products, education and information on FICO® Scores to consumers. They are sold directly by us through our myFICO® service and through distribution partners. Consumers can use the myFICO.com website to purchase their FICO® Scores including credit reports associated with the scores, explanations of the factors affecting their scores, and customized information on how to manage their scores. Customers can use products to simulate how taking specific actions would affect their FICO® Score. Consumers can also purchase Score Watch® subscriptions, which deliver alerts via email and text when the user’s FICO Scores or other credit report content change. In addition, in fiscal 2014 we introduced identity theft monitoring products that safeguard consumers against the impact of identity fraud with comprehensive detection, defense, and identity restoration services.

The myFICO® products and subscription offerings are available online at www.myfico.com and are also available to consumers through numerous other partners.

Tools

We provide analytic and decision management software products that businesses use to build their own tailored decision management applications on premise or within the FICO® Analytic Cloud. In contrast to our packaged applications developed for specific industry applications, our tools support the addition of decision management capabilities to virtually any application or operational system. These tools are sold as licensed software, and can be used by themselves or together to advance a client’s decision management initiatives. We use these tools as common software components for our own decision management applications, described above in the Applications section. They are also key components of our decision management architecture, described in the Technology section. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.

During fiscal 2014, FICO introduced the FICO® Solution Stack, a collection of tools for building, extending, deploying and scaling applications and solutions. The FICO® Solution Stack includes the FICO® Decision Management Platform with three new analytic and decision studios, available in the FICO® Analytic Cloud and as on-premises software. The new studios are: FICO® Decision Studio, for building and customizing analytic and decision components and services, powered by analytics from any source, including broad support for Predictive Model Markup Language; FICO® Application Studio, for rapidly developing, orchestrating, and publishing analytics-powered applications; and FICO® Visual Insights Studio, for visualizing, analyzing and reporting data trends. The FICO® Solution Stack brings Big Data, predictive analytics and decision execution together in an easy-to-use development environment. It enables organizations to rapidly create innovative analytic applications; dramatically increase developer and business user productivity with support for a broad range of analytic and decision tools; and execute decisions in real time.

During fiscal 2014, FICO acquired InfoCentricity, Inc. (“InfoCentricity”) and the technology from Karmasphere, Inc. (“Karmasphere”). The acquisitions enhance our FICO® Decision Management Platform by providing cloud-based analytics modeling technology along with the Big Data analytics for Hadoop technology capabilities. This aligns with our overall tools/ cloud strategy and is expected to benefit customers of all sizes and across all industries.

The principal products offered are software tools for:

•
Rules Management. The FICO® Blaze Advisor® business rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor® system enables business users to propose and preview the impact of changes to decisioning logic, to review and approve proposed changes, and commit those changes to production decisioning, all without demanding IT cycles. The Blaze Advisor® system is sold as an end-user tool and is also the rules engine within several of our decision management applications. The Blaze Advisor® system, available in six languages, is a multi-platform solution that: embeds rules management within existing applications; supports Web Services and SOA, Java 2 Enterprise Edition (“J2EE”) platforms, Microsoft .NET and COBOL for z/OS mainframes; and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor® system is able to process and execute complex, high-volume business rules.

•
Predictive Modeling. FICO® Model Central™ Solution is a comprehensive offering to help banks and other organizations, including insurance, retail and health care companies, maximize the power of their predictive models and meet stricter regulations for model management. It complements FICO® Model Builder, which enables the user to develop and deploy sophisticated predictive models for use in automated decisions as well as complete scoring routines, such as variable generation, segment logic, scoring, calibration and reason codes. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models and scorecards, which we have developed over more than 40 years, and includes additional algorithms for rapidly discovering variable relationships, predictive interactions and optimal segmentation. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICO® Blaze Advisor® system.

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

COMPETITION

The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (“ERP”) and customer relationship management (“CRM”) packaged solutions providers;

•	business intelligence solutions providers;

•	business process management and business rules management providers;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	providers of account/workflow management software;

•	software companies supplying modeling, rules, or analytic development tools; collections and recovery solutions providers; entity resolution and social network analysis solutions providers; and

•	providers of cloud-based customer engagement and risk management solutions.

We believe our competitors are unable to provide the mix of products, expertise in predictive analytics and their integration with decision management software, and enhanced customer management capabilities we are able to deliver. However, certain competitors may have larger shares of particular geographic or product markets than we do.

Applications

The competition for our Applications varies by both application and industry.

In the marketing services market, we compete with Acxiom, Epsilon, Equifax, Experian, Harte-Hanks, InfoUSA, KnowledgeBase, Merkle and TargetBase, among others. We also compete with traditional advertising agencies and companies’ own internal information technology and analytics departments.

In the customer origination market, we compete with Experian, Equifax, and CGI, among others.

In the customer strategy management market, we compete with Experian, among others.

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

Scores

In this segment, we compete with both outside suppliers and in-house analytics departments for scoring business. Primary competitors among outside suppliers of scoring models are the three major credit reporting agencies in the U.S. and Canada, which are also our partners in offering our scoring solutions, Experian, TransUnion and TransUnion International, Equifax, and VantageScore (a joint venture entity established by the major U.S. credit reporting agencies). Additional competitors include CRIF and other credit reporting agencies outside the U.S., and other data providers like LexisNexis and ChoicePoint, some of which also represent FICO partners.

For our direct-to-consumer services that deliver credit scores, credit reports and consumer credit education services, we compete with our credit reporting agency partners and their affiliated companies, as well as with Trilegiant, InterSections, Credit Karma and others.

Tools

Our primary competitors in this segment include IBM, SAS, Pegasystems and Angoss.

Competitive Factors

We believe the principal competitive factors affecting our markets include: technical performance; access to unique proprietary databases; availability in SaaS format; product attributes like adaptability, scalability, interoperability, functionality and ease-of-use; product price; customer service and support; the effectiveness of sales and marketing efforts; existing market penetration; and our reputation. Although we believe our products and services compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and future competitors.

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail, healthcare and public agencies. End users of our products include 98 of the 100 largest financial institutions in the U.S., and two-thirds of the largest 100 banks in the world. Our clients also include more than 700 insurers, including the top ten U.S. property and casualty insurers; more than 400 retailers and general merchandisers, including more than one-third of the top 100 U.S. retailers; more than 150 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including the world’s top ten pharmaceuticals companies. All of the top ten companies on the 2014 Fortune 500 list use FICO’s solutions.

In addition, our consumer services are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major U.S. credit reporting agencies.

In the U.S., we market our products and services primarily through our own direct sales organization that is organized around vertical markets. Sales groups are based in our headquarters and in field offices strategically located both in and outside the U.S. We also market our products through indirect channels, including alliance partners and other resellers.
Our scores are marketed and sold through credit reporting agencies. During fiscal 2014, 2013 and 2012, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 15%, 16% and 18% of our total revenues, respectively.

Outside the U.S., we market our products and services primarily through our subsidiary sales organizations. Our subsidiaries license and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. We also market our products through resellers and independent distributors in international territories not covered by our subsidiaries' direct sales organizations.

Our largest market segments outside the U.S. are the United Kingdom and Canada. In addition, we have delivered products to users in over 100 countries.
Revenues from international customers, including end users and resellers, amounted to 42%, 40% and 39% of our total revenues in fiscal 2014, 2013 and 2012, respectively. See Note 17 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

In fiscal 2014, we announced the general availability of the FICO® Analytic Cloud, FICO® Decision Management Platform and FICO® Solution Stack. The FICO® Decision Management Platform and FICO® Solution Stack enable clients to use FICO tools, along with rapid application development tools and visualization tools, to quickly develop their own decision management applications and services. We continue to add functionality to the platform as well as host additional FICO applications in the cloud. These ongoing initiatives are driven by enhancing our core technical capabilities listed below, and extending them through partnerships with other technology providers as well as through employing open source software.

Principal Areas of Expertise

Predictive Modeling. Predictive modeling identifies and mathematically represents underlying relationships in historical data in order to explain the data and make predictions or classifications about future events. Our models summarize large quantities of data to amplify its value. Predictive models typically analyze current and historical data on individuals to produce easily understood metrics such as scores. These scores rank-order individuals by likely future performance, e.g., their likelihood of making credit payments on time, or of responding to a particular offer for services. We also include in this category models that detect the likelihood of a transaction being fraudulent. Our predictive models are frequently operationalized in mission-critical transactional systems and drive decisions and actions in near real time. A number of analytic methodologies underlie our products in this area. These include proprietary applications of both linear and nonlinear mathematical programming algorithms, in which one objective is optimized within a set of constraints, and advanced neural systems, which learn complex patterns from large data sets to predict the probability that a new individual will exhibit certain behaviors of business interest. We also apply various related statistical techniques for analysis and pattern detection within large datasets, and have enhanced our abilities to derive insights and predictive variables from various forms of so-called Big Data, including unstructured data, such as text. Our InfoCentricity acquisition during fiscal 2014 added the Xeno® model development software to our predictive modeling toolkit, and accelerated our development of a predictive modeling platform available on the FICO® Analytic Cloud.

Decision Analysis and Optimization. Decision analysis refers to the broad quantitative field that deals with modeling, analyzing and optimizing decisions made by individuals, groups and organizations. Whereas predictive models analyze multiple aspects of individual behavior to forecast future behavior, decision analysis analyzes multiple aspects of a given decision to identify the most effective action to take to reach a desired result. We have developed an integrated approach to decision analysis that incorporates the development of a decision model that mathematically maps the entire decision structure; proprietary optimization technology that identifies the most effective strategies, given both the performance objective and constraints; the development of designed testing required for active, continuous learning; and the robust extrapolation of an optimized strategy to a wider set of scenarios than historically encountered. Our optimization capabilities also include a proprietary mathematical modeling and programming language, an easy-to-use development environment, and a state-of-the-art set of optimization algorithms. Our InfoCentricity acquisition during fiscal 2014 added its Strategy Trees decision strategy software to our capabilities in this area. These capabilities allow us to solve a large variety of optimization problems across all industries.

Transaction Profiling. Transaction profiling is a patent-protected technique used to extract meaningful information and reduce the complexity of transaction data used in modeling. Many of our products operate using transactional data, such as credit card purchase transactions, or other types of data that change over time. In its raw form, this data is very difficult to use in predictive models for several reasons. First, an isolated transaction contains very little information about the behavior of the individual who generated the transaction. In addition, transaction patterns change rapidly over time. Finally, this type of data can often be highly complex. To overcome these issues, we have developed a set of techniques that transform raw transactional data into a mathematical representation that reveals latent information, and which make the data more usable by predictive models. This profiling technology accumulates data across multiple transactions of many types to create and update profiles of transaction patterns. These profiles enable our neural network models to efficiently and effectively make accurate assessments of, for example, fraud risk and credit risk within real-time transaction streams.

Customer Data Integration. Decisions made on customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. We have focused on developing data integration processes that are able to assemble and integrate those disparate data sources into a unified view of the customer or household, through the application of persistent keying technology. This data can include structured or unstructured data. Our Big Data analytics technology acquired from Karmasphere during fiscal 2014 facilitates the use of data stored in Hadoop data stores.

Decision Management Software. In order to make a decision strategy operational, various steps and rules need to be programmed or exported into the business's software infrastructure, where they can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and business rules management systems, which perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, business user definition of extremely complex decision strategies using graphical user interfaces; simultaneous testing of hundreds of decision strategies in “champion/challenger” (test/control) mode; high-volume processing and analysis of transactions in real time; integration of multiple data sources; and execution of predictive models for improved behavior forecasts and finer segmentation. Decision management software is an integral part of our decision management applications, described earlier. Our 2014 acquisition of InfoCentricity added its Strategy Trees decision strategy software to our capabilities in this area.

Customer Engagement. We have advanced technology for customer engagement, which enables the execution of decisions and customer contact through SMS, email, automated voice, mobile applications and other channels. This technology enables FICO to extend decision management beyond the rendering of the decision to the final resolution with a customer, using the most effective method of communication for a given event and customer. Integrating this technology with our decision management systems has proven to decrease costs, improve staff efficiency, increase customer satisfaction and improve the return from marketing, fraud and collections activities.

Social Network Analysis. Through our acquisition of Infoglide Software, Inc. (“Infoglide”) in April 2013, we have advanced technology for identity resolution and social network analysis, which enables users to understand the relationships between their organization, customers, events, and third-party actors. Businesses can perform real-time searches across their enterprise data to find, match, and link similar entities and uncover hidden relationship between people, places and things. This technology complements FICO’s capabilities in the area of fraud and marketing analytics.

Cyber Security. In fiscal 2014, we began to seek projects in the cyber security and security information and event management (“SIEM”) space that leverage FICO’s streaming analytics, transaction profiling, and unsupervised modeling technologies. These technologies include those successfully leveraged by our fraud management systems, including FICO® Falcon® Fraud Manager, our emerging text analytics and entity extraction techniques, and new methods that we believe to be unique approaches for detecting certain types of cyber security threats.

Research and Development Activities
Our research and development expenses were $83.4 million, $67.0 million and $59.5 million in fiscal 2014, 2013 and 2012, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.

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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 157 U.S. and 13 foreign patents with 87 applications pending.
Despite our precautions, it may be possible for competitors or users to copy or reproduce aspects of our software or to obtain information that we regard as trade secrets. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S.. Patents and other protections for our intellectual property are important, but we believe our success and growth will depend principally on such factors as the knowledge, ability, experience and creative skills of our personnel, new products, frequent product enhancements and name recognition.
We have developed technologies for research projects conducted under agreements with various U.S. government agencies or their subcontractors. Although we have acquired commercial rights to these technologies, the U.S. government typically retains ownership of intellectual property rights and licenses in the technologies that we develop under these contracts. In some cases, the U.S. government can terminate our rights to these technologies if we fail to commercialize them on a timely basis. In addition, under U.S. government contracts, the government may make the results of our research public, which could limit our competitive advantage with respect to future products based on funded research.
We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 36 trademarks registered in the U.S. and select foreign countries.
PERSONNEL
As of September 30, 2014, we employed 2,646 persons worldwide. Of these, 131 full-time employees were located in our San Jose, California office, 306 full-time employees were located in our San Diego, California office, 244 full-time employees were located in our Roseville, Minnesota office, 212 full-time employees were located in our San Rafael, California office, 135 full-time employees were located in our Fairfax, Virginia office, 491 full-time employees were located in our India-based offices and 256 full-time employees were located in our United Kingdom-based offices. None of our employees are covered by a collective bargaining agreement, and no work stoppages have been experienced.
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

We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our revenues and profits. The businesses of our largest customers depend, in large part, on favorable macroeconomic conditions. If these customers are negatively impacted by weak global economic conditions, global economic volatility or the terms of these relationships otherwise change, our revenues and operating results could decline.

Most of our customers are relatively large enterprises, such as banks, credit card processors, insurance companies, healthcare firms, retailers and public agencies. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.

In addition, the U.S. and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The European Union continues to face great economic uncertainty which could impact the overall world economy or various other regional economies. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Such disruption could result in a decline in the volume of transactions that we execute for our customers.

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

Under business combination accounting standards, we recognize the identifiable assets acquired and the liabilities assumed in acquired companies generally at their acquisition-date fair values and separately from goodwill. Goodwill is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the amounts of the identifiable assets acquired and the liabilities assumed as of the acquisition date. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

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

In addition, the financial markets have at various times experienced significant price and volume fluctuations that have particularly affected the stock prices of many technology companies and financial services companies, and these fluctuations sometimes have been unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions may negatively affect our business and require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.

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

Our DM strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the U.S. Limitations imposed by immigration laws in the U.S. and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity-based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

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

Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. This protection of our proprietary technology is limited, and our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. There can be no assurance that our protection of our intellectual property rights in the U.S. or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition or results of operations.

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

Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as "patent trolls", have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management's attention and resources, damage our reputation and brand, and cause us to incur significant expenses.

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

•	Extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, advertising, endorsements and testimonials and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act;

•	Sarbanes-Oxley Act (“SOX”) requirements to maintain and verify internal process controls, including controls for material event awareness and notification;

•	The implementation of the Emergency Economic Stabilization Act of 2008 by federal regulators to manage the financial crisis in the U.S.;

•
Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act and the many regulations mandated by that Act, including regulations issued by, and the supervisory and investigative authority of, the Bureau of Consumer Financial Protection ("CFPB"); and

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

Our revenues depend, to a great extent, upon conditions in the banking (including consumer credit) and insurance industries. If our clients’ industries experience uncertainty, it will likely harm our business, financial condition or results of operations.

During fiscal 2014, 77% of our revenues were derived from sales of products and services to the banking and insurance industries. Global economic uncertainty experienced in the U.S. and other key international economies in the past produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for disruptions presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions.

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

Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. Global economic uncertainty has produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets in the past. Any economic uncertainty can negatively affect the businesses and purchasing decisions of companies in the industries we serve. The potential for disruptions presents considerable risks to our businesses and operations. If global economic conditions experience stress and negative volatility, or if there is an escalation in regional or global conflicts or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business, results of operations and liquidity.

Whether or not recent or new legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur additional costs in order to compete in a changed business environment. Given the volatile nature of the global economic environment and the uncertainties underlying efforts to stabilize it, we may not timely anticipate or manage existing, new or additional risks, as well as contingencies or developments, which may include regulatory developments and trends in new products and services. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

In operations outside the U.S., we are subject to unique risks that may harm our business, financial condition or results of operations.

A growing portion of our revenues is derived from international sales. During fiscal 2014, 42% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

We are subject to federal and state income taxes in the U.S. and in certain foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates could be adversely affected by changes in tax laws, by our ability to generate taxable income in foreign jurisdictions in order to utilize foreign tax losses, and by the valuation of our deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from such examinations will not have an adverse effect on our operating results and financial condition.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal locations include:

•	approximately 45,000 square feet of office space in San Jose, California in one building under a lease expiring in fiscal 2017; this is used for our corporate headquarters and all of our segments;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in fiscal 2020; this is used for all of our segments;

•
approximately 101,000 square feet of office, data center, and data processing space in Roseville, Brooklyn Park and Minneapolis, Minnesota, in three buildings under leases expiring in fiscal 2016 or later; this is used for all of our segments;

•	approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in fiscal 2020; this is used for Applications and Tools segments.
In addition, we lease an aggregate of approximately 234,000 square feet of office and data center space in a number of smaller domestic locations and internationally in India, the United Kingdom, China, Singapore, and several other locations. We believe that suitable additional space will be available to accommodate future needs. See Note 18 to the accompanying consolidated financial statements for information regarding our obligations under leases.
Item 3. Legal Proceedings
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at September 30, 2014, we had 445 shareholders of record of our common stock.
The following table shows the high and low sales prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low
Fiscal 2013
October 1 — December 31, 2012	$47.86	$40.47
January 1 — March 31, 2013	$46.32	$42.62
April 1 — June 30, 2013	$50.93	$41.33
July 1 — September 30, 2013	$55.80	$45.80
Fiscal 2014
October 1 — December 31, 2013	$63.48	$52.90
January 1 — March 31, 2014	$62.49	$50.26
April 1 — June 30, 2014	$63.87	$50.49
July 1 — September 30, 2014	$65.62	$54.38
Dividends
We paid dividends of two cents per share on a quarterly basis during each of fiscal 2014, 2013 and 2012. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2014 through July 31, 2014	894,179	$63.54	878,808	$101,647
August 1, 2014 through August 31, 2014	2,362	$55.54	—	$250,000,000
September 1, 2014 through September 30, 2014	7,060	$60.04	—	$250,000,000
Total	903,601	$63.49	878,808	$250,000,000

(1)	Includes 24,793 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2014.

(2)
On April 22, 2014, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. Following the completion of the April 2014 program, our Board of Directors approved a new stock repurchase program on August 18, 2014. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2009, in (a) the Company’s Common Stock (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

Item 6. Selected Financial Data
We acquired Entiera, Inc. (“Entiera”) in May 2012, Adeptra Ltd. (“Adeptra”) in September 2012, CR Software, LLC. (“CR Software”) in November 2012, Infoglide Software, Inc. (“Infoglide”) in April 2013, and InfoCentricity in April 2014. Results of operations from the acquisitions are included prospectively from their respective acquisition dates and did not materially impact comparability of the data presented below.

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Revenues	$788,985	$743,444	$676,423	$619,683	$605,643
Operating income	161,868	161,593	168,358	127,337	113,349
Net income	94,879	90,095	92,004	71,562	64,457
Basic earnings per share	2.80	2.55	2.64	1.82	1.44
Diluted earnings per share	2.72	2.48	2.55	1.79	1.42
Dividends declared per share	0.08	0.08	0.08	0.08	0.08

	September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Working capital	$(52,877)	$83,308	$49,720	$217,983	$225,028
Total assets	1,192,298	1,161,547	1,158,611	1,129,468	1,123,716
Senior Notes	447,000	455,000	504,000	512,000	520,000
Revolving line of credit	99,000	15,000	—	—	—
Stockholders’ equity	454,614	530,677	474,406	465,494	474,914

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
Business Overview
Total revenues for fiscal 2014 were $789.0 million, an increase of 6% from $743.4 million in fiscal 2013. Revenue in each of our segments increased, with Applications, Scores and Tools increasing by 6%, 3% and 14% in fiscal 2014 compared to fiscal 2013, respectively. Our revenues derived from clients outside the U.S. have generally grown, and may in the future grow more rapidly than our revenues from domestic clients. International revenues totaled $331.7 million for fiscal 2014, an increase of 13% from $294.0 million in fiscal 2013, representing 42% and 40% of total consolidated revenues in each of these years. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 74% and 73% of our revenues were derived from within this industry during fiscal 2014 and 2013, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 67% and 69% of our revenues during fiscal 2014 and 2013, respectively.
Operating income for fiscal 2014 was 161.9 million, an increase of $0.3 million from $161.6 million in fiscal 2013. Operating margin decreased to 21% from 22% primarily attributable to our continued investment in the areas of cloud computing and SaaS, partially offset by a higher percentage of revenues derived from our higher-margin software products. Net income for fiscal 2014 was $94.9 million, an increase of 5% from $90.1 million in fiscal 2013. Diluted earnings per share for fiscal 2014 was $2.72, an increase of 10% from $2.48 in fiscal 2013.

We generate significant free cash flow used to enhance shareholder value through investments in long-term growth initiatives; acquisitions of relevant technologies and products that strengthen our portfolio and competitive position; and our share repurchase program.

During fiscal 2014, we continued to invest in our growth initiatives that expand our addressable markets. We introduced a full suite of applications for the FICO® Analytic Cloud, expanding product offerings in our Applications and Tools segments to accommodate small-to-midsize companies that benefit from the affordability and simplicity of cloud-based solutions. For our Scores segment, we introduced the FICO® Score Open Access program which allows our participating clients to provide their customers with a free FICO® Score along with materials to help them understand what affects their score. We have more than 30 million consumers with access to their free score through the FICO® Score Open Access program and with the addition of new participants we expect this to grow to more than 60 million in early 2015. In addition, we introduced the FICO® Custom Credit Education program where lenders can license enhanced credit education tools to include in their consumer financial education programs.

We continued to make acquisitions that deliver solutions to the financial services industry and adjacent vertical industries; our recent acquisitions of InfoCentricity and Karmasphere are expected to benefit customers of all sizes and across all industries by leveraging cloud-based analytics modeling technology along with the Big Data analytics for Hadoop technology capabilities.

We also returned significant cash to shareholders through our stock repurchase program. During fiscal 2014, we repurchased approximately 3.7 million shares for a total cost of $214.9 million. As of September 30, 2014, we had $250.0 million remaining under our current stock repurchase program.

Bookings
Management uses bookings as an indicator of our business performance. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. We consider contract terms, knowledge of the marketplace and experience with our customers, among other factors, when determining the estimated value of contract bookings.
Bookings calculations have varying degrees of certainty depending on the revenue type and individual contract terms. Our revenue types are transactional and maintenance, professional services and license. Our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update initial booking estimates in future periods for changes between estimated and actual results. Actual revenue and the timing thereof could differ materially from our initial estimates. The following paragraphs discuss the key assumptions used to calculate bookings and the susceptibility of these assumptions to variability.
Transactional and Maintenance Bookings
We calculate transactional bookings as the total estimated volume of transactions or number of accounts under contract, multiplied by the contractual rate. Transactional contracts generally span multiple years and require us to make estimates about future transaction volumes or number of active accounts. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimated bookings and actual results occur due to variability in the volume of transactions or number of active accounts estimated. This variability is primarily caused by the following:

•	The health of the economy and economic trends in our customers’ industries;

•	Individual performance of our customers relative to their competitors; and

•	Regulatory and other factors that affect the business environment in which our customers operate.
We calculate maintenance bookings directly from the terms stated in the contract.
Professional Services Bookings
We calculate professional services bookings as the estimated number of hours to complete a project multiplied by the rate per hour. We estimate the number of hours based on our understanding of the project scope, conversations with customer personnel and our experience in estimating professional services projects. Estimated bookings may differ from actual results primarily due to differences in the actual number of hours incurred. These differences typically result from customer decisions to alter the mix of FICO and customer resources used to complete a project.
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(in millions)			(months)
Quarter ended September 30, 2014	$85.8	26%	12	22
Quarter ended September 30, 2013	$91.3	29%	18	22
Year ended September 30, 2014	$362.3	38%	63	N/M
Year ended September 30, 2013	$328.2	42%	61	N/M

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)
NM — Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 28% and 40% of total bookings for the quarters ended September 30, 2014 and 2013, respectively. Professional services bookings were 51% and 41% of total bookings for the quarters ended September

30, 2014 and 2013, respectively. License bookings were 21% and 19% of total bookings for the quarters ended September 30, 2014 and 2013, respectively.
Transactional and maintenance bookings were 29% and 37% of total bookings for the years ended September 30, 2014 and 2013, respectively. Professional services bookings were 47% and 41% of total bookings for the years ended September 30, 2014 and 2013, respectively. License bookings were 24% and 22% of total bookings for the years ended September 30, 2014 and 2013, respectively.
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
Segment Information
We are organized into the following three reportable segments: Applications, Scores and Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2014, 2013 and 2012 are set forth in Note 17 to the accompanying consolidated financial statements.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2014, 2013 and 2012:

	Revenues Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
	(In thousands)			(In thousands)
Applications	$504,256	$476,084	$424,604	$28,172	$51,480	6%	12%
Scores	186,469	180,813	175,623	5,656	5,190	3%	3%
Tools	98,260	86,547	76,196	11,713	10,351	14%	14%
Total Revenues	$788,985	$743,444	$676,423	45,541	67,021	6%	10%

	Percentage of Revenues Year Ended September 30,
Segment	2014	2013	2012
Applications	64%	64%	63%
Scores	24%	24%	26%
Tools	12%	12%	11%
Total Revenues	100%	100%	100%

Applications

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
	(In thousands)			(In thousands)
Transactional and maintenance	$313,316	$306,738	$263,726	$6,578	$43,012	2%	16%
Professional services	121,100	110,081	104,637	11,019	5,444	10%	5%
License	69,840	59,265	56,241	10,575	3,024	18%	5%
Total	$504,256	$476,084	$424,604	28,172	51,480	6%	12%
Applications segment revenues increased $28.2 million in fiscal 2014 from fiscal 2013 primarily due to a $17.3 million increase in our fraud solutions, a $9.6 million increase in our customer communication solutions, a $5.0 million increase in our originations solutions, and a $4.8 million increase in our collections & recovery solutions. The increase was partially offset by a $5.3 million decrease in our marketing solutions and a $3.2 million decrease in our customer management solutions.
The increase in fraud solutions was primarily attributable to two large multi-year license transactions during fiscal 2014. The increase in customer communication solutions was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication market. The increase in originations solutions was primarily attributable to an increase in license and services revenues. The increase in collections & recovery solutions was primarily attributable to an increase in services revenues. The decrease in marketing solutions was primarily attributable to the early termination of a large customer in fiscal 2013, partially offset by a large deal entered into in fiscal 2014 to develop customized software solutions for a new customer. The decrease in customer management solutions was primarily attributable to a decrease in license revenue.
Applications segment revenues increased $51.5 million in fiscal 2013 from fiscal 2012 primarily due to a $51.1 million increase in our customer communications solutions and an $11.1 million increase in our collections & recovery solutions, partially offset by a $6.5 million decrease in our customer management solutions and a $3.5 million decrease in our marketing solutions.
The increase in customer communication solutions was attributable to our Adeptra acquisition in September 2012. The increase in collections & recovery solutions was primarily attributable to our CR Software acquisition in November 2012, partially offset by a decrease in revenues generated from our FICO® Debt Manager™ product. The decrease in customer management solutions was primarily attributable to a decrease in software revenue driven by a large license transaction in fiscal 2012. The decrease in marketing solutions was primarily attributable to the early termination of a large customer in December 2012.

Scores

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
	(In thousands)			(In thousands)
Transactional and maintenance	$178,023	$175,281	$172,218	$2,742	$3,063	2%	2%
Professional services	2,784	4,012	2,382	(1,228)	1,630	(31)%	68%
License	5,662	1,520	1,023	4,142	497	273%	49%
Total	$186,469	$180,813	$175,623	5,656	5,190	3%	3%
Scores segment revenues increased $5.7 million in fiscal 2014 from 2013 due to a $3.5 million increase in our myFICO® business-to-consumer services revenues and a $2.2 million increase in our business-to-business scores revenues. The increase in our myFICO business-to-consumer services was attributable to a $4.2 million increase in direct sales generated from the myFICO.com website, partially offset by a $0.7 million decrease in royalties derived from scores sold indirectly to consumers through credit reporting agencies. The increase in our business-to-business scores revenues was primarily attributable to increased software revenue related to our Global FICO® Score.
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
During fiscal 2014, 2013 and 2012, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 15%, 16% and 18%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Tools

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
	(In thousands)			(In thousands)
Transactional and maintenance	$36,224	$32,285	$30,231	$3,939	$2,054	12%	7%
Professional services	25,950	21,101	17,952	4,849	3,149	23%	18%
License	36,086	33,161	28,013	2,925	5,148	9%	18%
Total	$98,260	$86,547	$76,196	11,713	10,351	14%	14%
Tools segment revenues increased $11.7 million primarily due to an $8.5 million increase in our optimization tools and a $2.2 million increase in our predictive modeling tools. The increase in optimization tools was primarily attributable to increased license sales on our FICO® Decision Optimizer and FICO® Xpress Optimization products. The increase in predictive modeling tools was primarily attributable to increased services revenue related to our FICO® Model Central™ product.
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

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for the fiscal 2014, 2013 and 2012:

				Period-to-Period Change		Period-to-Period Percentage Change
	Year Ended September 30,			2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
	2014	2013	2012
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$788,985	$743,444	$676,423	$45,541	$67,021	6%	10%
Operating expenses:
Cost of revenues	249,281	229,468	197,947	19,813	31,521	9%	16%
Research and development	83,435	66,967	59,527	16,468	7,440	25%	12%
Selling, general and administrative	278,203	268,395	238,522	9,808	29,873	4%	13%
Amortization of intangible assets	11,917	13,535	6,944	(1,618)	6,591	(12)%	95%
Restructuring and acquisition-related	4,281	3,486	5,125	795	(1,639)	23%	(32)%
Total operating expenses	627,117	581,851	508,065	45,266	73,786	8%	15%
Operating income	161,868	161,593	168,358	275	(6,765)	—%	(4)%
Interest expense, net	(28,550)	(30,227)	(31,417)	1,677	1,190	(6)%	(4)%
Other income (expense), net	(187)	618	(698)	(805)	1,316	(130)%	(189)%
Income before income taxes	133,131	131,984	136,243	1,147	(4,259)	(9)%	(3)%
Provision for income taxes	38,252	41,889	44,239	(3,637)	(2,350)	(9)%	(5)%
Net income	$94,879	$90,095	$92,004	4,784	(1,909)	5%	(2)%
Number of employees at fiscal year-end	2,646	2,482	2,315	164	167	7%	7%

	Percentage of Revenues Year Ended September 30,
	2014	2013	2012
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	31%	31%	29%
Research and development	11%	9%	9%
Selling, general and administrative	35%	36%	35%
Amortization of intangible assets	1%	2%	1%
Restructuring and acquisition-related	1%	—%	1%
Total operating expenses	79%	78%	75%
Operating income	21%	22%	25%
Interest expense, net	(4)%	(4)%	(5)%
Income before income taxes	17%	18%	20%
Provision for income taxes	5%	6%	6%
Net income	12%	12%	14%

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
The fiscal year 2014 over 2013 increase of $19.8 million was primarily due to an $11.2 million increase in personnel and labor costs, a $5.3 million increase in outside services cost, and a $2.7 million increase in allocated facilities cost, partially offset by a $3.2 million decrease in direct materials. The increase in personnel and labor costs was primarily attributable to an increase in incentive cost, as well as an increase in salaries and benefits cost as a result of our increased headcount. The increase in outside services cost was primarily attributable to an increase in our billable consulting projects utilizing temporary resources. The increase in allocated facilities cost was primarily attributable to leased office space assumed from our acquisitions of CR Software and Infoglide in fiscal 2013, and InfoCentricity in fiscal 2014. The decrease in direct materials was primarily attributable to a decrease in software license sales that incur royalties cost. Cost of revenues as a percentage of revenues was 31%, consistent with those incurred during fiscal 2013.
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
In fiscal 2015, we expect cost of revenues as a percentage of revenues will be consistent with those incurred during fiscal 2014.
Research and Development
Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.
Research and development expenses as a percentage of revenues increased to 11% during fiscal 2014 from 9% during fiscal 2013. The $16.5 million increase was attributable to an $11.5 million increase in personnel and labor costs, a $3.0 million increase in outside services cost, and a $2.0 million increase in allocated facilities cost, all driven by our continued investment in the areas of cloud computing and SaaS.
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
In fiscal 2015, we expect that research and development expenditures as a percentage of revenues will be consistent with those incurred during fiscal 2014 as we continue to invest in the areas of cloud computing and SaaS.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The fiscal year 2014 over 2013 increase of $9.8 million in selling, general and administrative expenses was primarily attributable to a $7.9 million increase in labor and personnel costs and a $2.3 million increase in marketing cost. The increase in labor and personnel costs was primarily due to an increase in stock-based compensation cost driven by the increase in our stock price, as well as an increase in incentive cost. The increase in marketing cost was primarily attributable to several new marketing programs implemented in fiscal 2014. Selling, general and administrative expenses as a percentage of revenues decreased to 35% for the year ended September 30, 2014 from 36% for the year ended September 30, 2013 primarily attributable to FICO shifting resources to research and development efforts in the areas of cloud computing and SaaS.

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
In fiscal 2015, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during fiscal 2014.
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
The fiscal 2014 over fiscal 2013 decrease in amortization expense of $1.6 million was primarily attributable to certain intangible assets associated with our Dash and London Bridge acquisitions becoming fully amortized in fiscal 2013, partially offset by the addition of intangible assets associated with our Infoglide acquisition in fiscal 2013 and InfoCentricity acquisition in fiscal 2014.
The fiscal 2013 over fiscal 2012 increase in amortization expense of $6.6 million was attributable to the addition of intangible assets associated with our recent acquisitions of Entiera, Adeptra, CR Software and Infoglide, partially offset by certain intangible assets associated with our Dash and London Bridge acquisitions becoming fully amortized in January 2012 and May 2013, respectively.
In fiscal 2015, we expect amortization expense will be consistent with the amortization expense incurred in 2014 .
Restructuring and Acquisition-related
In fiscal 2014, we incurred net charges totaling $4.1 million consisting of $0.2 million in facilities charges and $3.9 million in severance charges due to the elimination of 88 positions throughout the company. Cash payments for all the restructuring charges will be paid by the end of the second quarter of our fiscal 2015. We also incurred $0.2 million in acquisition-related cost primarily associated with our InfoCentricity acquisition.
In fiscal 2013, we incurred $1.0 million in acquisition-related cost mainly associated with our CR Software and Infoglide acquisitions. We also incurred net charges totaling $2.5 million consisting of severance costs and costs for vacating excess leased space. Cash payments for all the severance costs were paid during fiscal 2013. Cash payments for all the facilities charges have been paid by the end of fiscal 2014.
In fiscal 2012, we incurred $1.1 million in acquisition-related cost in association with the Adeptra and Entiera acquisitions. We also eliminated 85 positions mainly within the product and technology organization of the Company and incurred $4.0 million for severance costs. Cash payments for all the severance costs had been paid by the end of fiscal 2013.
The following table sets forth certain summary information on restructuring expenses for the fiscal 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Severance costs	$3,963	$842	$3,978
Lease exit costs and other adjustments	167	1,624	—
Total restructuring expense	$4,130	$2,466	$3,978
Interest Expense, Net
Interest expense included primarily interest on the senior notes issued in May 2008 and July 2010, as well as interest and credit facility fees on the revolving line of credit. Interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements, on our consolidated statements of income and comprehensive income.
The fiscal 2014 over 2013 decrease in net interest expense of $1.7 million was primarily attributable to the $8.0 million and $49.0 million principal payment in May 2014 and 2013, respectively, on the senior notes issued in May 2008 resulting in lower average debt balance for fiscal 2014.
The fiscal 2013 over 2012 decrease in net interest expense of $1.2 million was primarily attributable to the $49.0 million and $8.0 million principal payment in May 2013 and 2012, respectively, on the senior notes issued in May 2008 resulting in lower average debt balance for fiscal 2013, partially offset by lower average investment balances during fiscal 2013.
In fiscal 2015, we expect that net interest expense will be lower than what we incurred during fiscal 2014 due to the $71.0 million principal payment expected in May 2015 on the senior notes issued in May 2008.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from re-measurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
Net other expense was $0.2 million in fiscal 2014, compared to net other income of 0.6 million in 2013. The change was primarily attributable to a nonrecurring charge related to our fixed assets balance as well as an increase in foreign currency exchange losses during fiscal 2014.
Net other income was $0.6 million in fiscal 2013, compared to net other expense of $0.7 million in 2012. The change was primarily attributable to a decrease in foreign exchange losses, as well as a one-time vendor termination fee during fiscal 2012.
Provision for Income Taxes
Our effective tax rates were 28.7%, 31.7% and 32.5% in fiscal 2014, 2013 and 2012, respectively.
The decrease in our effective tax rate in fiscal 2014 compared to fiscal 2013 was due primarily to the favorable settlement of the fiscal 2010 - 2012 Federal IRS audits and secondly, due to a higher percentage of revenue in lower taxing jurisdictions.
The decrease in our effective tax rate in fiscal 2013 compared to fiscal 2012 was primarily due to the reenactment of the U.S. Federal Research and Development Credit in 2013, as well as the expiration of the U.S. Federal Research and Development credit and a one-time tax impact of a legal entity restructuring charge in 2012.
As of September 30, 2014 the Company has reported $49.9 million of unremitted earnings of the international subsidiaries in our consolidated income. U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and related tax treaties, and factual circumstances in effect at the time of any such distribution, therefore, we believe it is not practicable at this time to reliably determine the amount of the unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted in the next twelve months and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal 2014, 2013 and 2012:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
	(In thousands)			(In thousands)
Applications	$169,494	$141,131	$139,116	$28,363	$2,015	20%	1%
Scores	142,282	130,267	123,625	12,015	6,642	9%	5%
Tools	4,203	19,469	19,236	(15,266)	233	(78)%	1%
Unallocated corporate expenses	(101,551)	(86,403)	(80,321)	(15,148)	(6,082)	18%	8%
Total segment operating income	214,428	204,464	201,656	9,964	2,808	5%	1%
Unallocated share-based compensation	(36,362)	(25,850)	(21,229)	(10,512)	(4,621)	41%	22%
Unallocated amortization expense	(11,917)	(13,535)	(6,944)	1,618	(6,591)	(12)%	95%
Unallocated restructuring and acquisition-related	(4,281)	(3,486)	(5,125)	(795)	1,639	23%	(32)%
Operating income	$161,868	$161,593	$168,358	275	(6,765)	—%	(4)%
Applications

	Year Ended September 30,			Percentage of Revenues
	2014	2013	2012	2014	2013	2012
	(In thousands)
Segment revenues	$504,256	$476,084	$424,604	100%	100%	100%
Segment operating expenses	(334,762)	(334,953)	(285,488)	(66)%	(70)%	(67)%
Segment operating income	$169,494	$141,131	$139,116	34%	30%	33%
Scores

	Year Ended September 30,			Percentage of Revenues
	2014	2013	2012	2014	2013	2012
	(In thousands)
Segment revenues	$186,469	$180,813	$175,623	100%	100%	100%
Segment operating expenses	(44,187)	(50,546)	(51,998)	(24)%	(28)%	(30)%
Segment operating income	$142,282	$130,267	$123,625	76%	72%	70%
Tools

	Year Ended September 30,			Percentage of Revenues
	2014	2013	2012	2014	2013	2012
	(In thousands)
Segment revenues	$98,260	$86,547	$76,196	100%	100%	100%
Segment operating expenses	(94,057)	(67,078)	(56,960)	(96)%	(78)%	(75)%
Segment operating income	$4,203	$19,469	$19,236	4%	22%	25%

The increase in operating income between fiscal 2014 and 2013 of $0.3 million was primarily attributable to a $45.5 million increase in segment revenues and a $1.6 million decrease in amortization expense, partially offset by a $20.4 million increase in segment operating expenses, a $15.1 million increase in unallocated corporate expenses, a $10.5 million increase in share-based compensation expense and a $0.8 million increase in restructuring and acquisition-related expenses.
At the segment level, the $10.0 million increase in segment operating income was driven by a $28.4 million increase in our Applications segment and a $12.0 million increase in our Scores segment, partially offset by a $15.1 million increase in unallocated corporate expenses and a $15.3 million decrease in our Tools segment.
The $28.4 million increase in Applications segment operating income was attributable to a $28.2 million increase in segment revenues and a $0.2 million decrease in segment operating expenses. The increase in segment revenues was primarily attributable to two large multi-year license transactions in fraud solutions and increased transactional and services revenues in customer communication solutions. Segment operating income as a percentage of segment revenues for Applications increased to 34% from 30% primarily due to FICO shifting resources to cloud computing mainly in the Tools segment, a reduction in sales workforce as part of our restructuring during the first quarter of our fiscal 2014, as well as increased sales of higher-margin software products.
The $12.0 million increase in Scores segment operating income was attributable to a $6.4 million decrease in segment operating expenses and a $5.6 million increase in segment revenues. Segment operating income as a percentage of segment revenues for Scores was increased to 76% from 72% mainly due to an increase in sales of our higher-margin software products, as well as decreased third-party data cost as a result of favorable terms in a renewed agreement with one credit reporting agency in May 2013.
The $15.3 million decrease in Tools segment operating income was attributable primarily to a $27.0 million increase in segment operating expenses, partially offset by an $11.7 million increase in segment revenues. Segment operating income as a percentage of segment revenues for Tools decreased to 4% from 22% mainly due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform as well as our FICO® Model Central™ Solution.
The $15.1 million increase in unallocated corporate expenses was primarily attributable to an increase in incentive cost.
The decrease in operating income between fiscal 2013 and 2012 of $6.8 million was primarily attributable to a $58.1 million increase in segment operating expenses, a $6.6 million increase in amortization expense, a $6.1 million increase in unallocated corporate expenses and a $4.6 million increase in share-based compensation expense, partially offset by a $67.0 million increase in segment revenues and a $1.6 million decrease in restructuring and acquisition-related expenses.
At the segment level, the $2.8 million increase in segment operating income was driven by a $6.7 million increase in our Scores segment, a $2.0 million increase in our Applications segment and a $0.2 million increase in our Tools segment, partially offset by a $6.1 million increase in unallocated corporate expenses.
The $2.0 million increase in Applications segment operating income was attributable to a $51.5 million increase in segment revenues, partially offset by a $49.5 million increase in segment operating expenses. The increases in both segment revenues and segment operating expenses were primarily related to our Adeptra and CR Software acquisitions. Segment operating income as a percentage of segment revenues for Applications decreased to 30% from 33% mainly due to increased sales of lower-margin products from our Adeptra and CR Software acquisitions.
The $6.7 million increase in Scores segment operating income was attributable to a $5.2 million increase in segment revenues, primarily due to increased revenues generated from our myFICO® business-to-consumer services and a $1.5 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenues for Scores was 72% for fiscal 2013, materially consistent with fiscal 2012.
The $0.2 million increase in Tools segment operating income was attributable primarily to a $10.3 million increase in segment revenues, partially offset by a $10.1 million increase in segment operating expenses. The increase in segment revenues was primarily due to an increase of services and software revenues related to our FICO® Blaze Advisor® and FICO® Model Central™ products. Segment operating income as a percentage of segment revenues for Tools decreased to 22% from 25% mainly due to an increase in our lower-margin services revenues and third-party software product sales.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2014, we had $105.1 million in cash and cash equivalents which included $83.8 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $200 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $71.0 million principal payment due in May 2015 on our senior notes issued in May 2008. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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
Summary of Cash Flows

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$175,034	$136,120	$129,746
Investing activities	(19,843)	(34,971)	(65,670)
Financing activities	(130,391)	(86,634)	(128,453)
Effect of exchange rate changes on cash	(2,903)	(2,946)	234
Increase (decrease) in cash and cash equivalents	$21,897	$11,569	$(64,143)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $175.0 million in fiscal 2014 compared to $136.1 million in fiscal 2013. The $38.9 million increase was mainly attributable to a $40.4 million increase caused by the timing of receipts and payments in our ordinary course of business, including a $29.2 million increase caused by timing of payment on accrued compensation and employee benefits.
Net cash provided by operating activities totaled $136.1 million in fiscal 2013 compared to $129.7 million in fiscal 2012. The $6.4 million increase, despite $1.9 million decrease in net income, was mainly attributable to an increase in non-cash charges to depreciation and amortization, deferred income taxes and share-based compensation, partially offset by a decrease caused by the timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $19.8 million in fiscal 2014 compared to $35.0 million in fiscal 2013. The $15.2 million decrease was primarily attributable to a $25.6 million decrease in net cash used for acquisitions and an $11.6 million decrease in net cash used for purchases of property and equipment, partially offset by a $22.0 million decrease in proceeds from maturities of marketable securities.
Net cash used in investing activities totaled $35.0 million in fiscal 2013 compared to $65.7 million in fiscal 2012. The $30.7 million decrease was primarily attributable to a $90.8 million decrease in net cash used for acquisitions, partially offset by a $61.6 million decrease in proceeds from sales and maturities of marketable securities, net of purchases.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $130.4 million in fiscal 2014 compared to $86.6 million in fiscal 2013. The $43.8 million increase was primarily due to a $134.3 million increase in common stock repurchased and a $23.7 million decrease in cash generated from stock option exercises, partially offset by a $72.7 million increase in proceeds, net of payments from our revolving line of credit and a $41.0 million decrease in payment on our senior notes.
Net cash used in financing activities totaled $86.6 million in fiscal 2013 compared to $128.5 million in fiscal 2012. The $41.9 million decrease was primarily due to a $108.3 million decrease in common stock repurchased, partially offset by a $40.5 million decrease in cash generated from stock option exercises. In addition, there was a $26.0 million increase in payment on our senior notes and revolving line of credit, net of proceeds from revolving line of credit.
Repurchases of Common Stock
From time to time, we repurchase our common stock in the open market. During fiscal 2014, 2013 and 2012, we expended $214.9 million , $84.9 million and $184.3 million, respectively, in connection with our repurchase of common stock. In August 2012, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. Following the completion of the August 2012 program, our Board of Directors approved another open-ended stock repurchase program in April 2014 to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. Following the completion of the April 2014 program, our Board of Directors approved a new stock repurchase program in August 2014. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. As of September 30, 2014, we had $250.0 million remaining under this authorization.
Dividends
We paid quarterly dividends of two cents per share during each of fiscal 2014, 2013 and 2012. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Revolving Line of Credit
We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of the Company’s common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of September 30, 2014, we had $99.0 million in borrowings outstanding at a weighted average interest rate of 1.285% and were in compliance with all financial covenants under this credit facility.

Senior Notes
In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The remaining 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 9.0 years. In addition, in July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of September 30, 2014 we were in compliance with all financial covenants under these purchase agreements.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2014:

	Year Ended September 30,					Thereafter	Total
	2015	2016	2017	2018	2019
	(In thousands)
Senior Notes (1)	$71,000	$60,000	$72,000	$131,000	$28,000	$85,000	$447,000
Interest due on debt obligations (2)	26,873	22,136	19,303	15,675	6,269	4,752	95,008
Operating lease obligations	21,666	18,544	15,158	13,427	11,702	11,097	91,594
Unrecognized tax benefits (3)	—	—	—	—	—	—	4,554
Total commitments	$119,539	$100,680	$106,461	$160,102	$45,971	$100,849	$638,156

(1)	Represents the unpaid principal amount of the Senior Notes.

(2)	Represents interest payments on the Senior Notes.

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
Transactional-based Revenues
Transactional-based revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is probable. Revenues from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed. Revenues from transactional or unit-based license fees under software license arrangements, network service and internally-hosted software agreements are recognized based on minimum contractual amounts or on system usage that exceeds minimum contractual amounts. Certain of our transactional-based revenues are based on transaction or active account volumes as reported by our clients. In instances where volumes are reported to us in arrears, we estimate volumes based on preliminary customer transaction information or average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data is received, and this could have a material impact on our consolidated results of operations.

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
Multiple-Deliverable Arrangements including Non-Software
When we enter into a multiple-deliverable arrangement that includes non-software, each deliverable is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer; for example, we conclude professional services offered along with our SaaS subscription services typically have standalone value using this criteria. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle.
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
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statements of income and comprehensive income and could have a material impact on our results of operations and financial position.
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
In the fourth quarter of fiscal 2014 we performed our annual goodwill impairment test. In step one of that test we compared the estimated fair value of each reporting unit to its carrying value. The estimated fair value of each of our reporting units substantially exceeded its respective carrying value in fiscal 2014, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test and recorded no goodwill impairment charges for the twelve months ended September 30, 2014.
As discussed above, estimates of fair value for all of our reporting units can be affected by a variety of external and internal factors. We believe that the assumptions and estimates utilized were appropriate based on the information available to management. The timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 14 for further discussion of our share-based employee benefit plans.
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

New Accounting Pronouncements Recently Issued or Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides guidance for presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit. ASU 2013-11 provides that a benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013, which means it will be effective for our fiscal year beginning October 1, 2014. We do not believe that adoption of ASU 2013-11 will have a significant impact on our consolidated financial statements.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$105,075	$105,075	0.03%	$83,178	$83,178	0.00%
In May 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). In July 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$202,000	$202,000	$214,170	$210,000	$210,000	$221,393
The 2010 Senior Notes	$245,000	$245,000	$248,557	$245,000	$245,000	$241,035
We have interest rate risk with respect to our five-year $200 million unsecured revolving line of credit. Interest on amounts borrowed under the line of credit is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $99.0 million in borrowings outstanding at a weighted average interest of 1.285% under the credit facility as of September 30, 2014.
Foreign Currency Forward Contracts
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
The following tables summarize our outstanding foreign currency forward contracts, by currency at September 30, 2014 and 2013:

	September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	—

	September 30, 2013
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	4,700	$4,542	$—
Euro (EUR)	EUR	5,400	$7,307	—
Buy foreign currency:
British pound (GBP)	GBP	6,513	$10,500	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, the fair value was $0 on September 30, 2014 and 2013.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fair Isaac Corporation
San Jose, California

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. We also have audited the Company’s internal control over financial reporting as of September 30, 2014 based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Diego, CA
November 10, 2014

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$105,075	$83,178
Accounts receivable, net	155,295	143,733
Prepaid expenses and other current assets	28,157	22,277
Total current assets	288,527	249,188
Marketable securities available for sale, less current portion	8,751	7,107
Other investments	11,033	11,033
Property and equipment, net	36,677	45,155
Goodwill	779,928	773,931
Intangible assets, net	47,914	57,361
Deferred income taxes	13,061	11,132
Other assets	6,407	6,640
Total assets	$1,192,298	$1,161,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,000	$19,216
Accrued compensation and employee benefits	56,650	39,281
Other accrued liabilities	36,235	35,202
Deferred revenue	56,519	49,181
Current maturities on debt	170,000	23,000
Total current liabilities	341,404	165,880
Senior notes	376,000	447,000
Other liabilities	20,280	17,990
Total liabilities	737,684	630,870
Commitments and contingencies
Stockholders’ equity:
Preferred stock [$0.01 par value; 1,000 shares authorized; none issued and outstanding]	—	—
Common stock [$0.01 par value; 200,000 shares authorized, 88,857 shares issued and 32,047 and 34,786 shares outstanding at September 30, 2014 and September 30, 2013, respectively]	320	348
Paid-in-capital	1,129,317	1,110,198
Treasury stock, at cost [56,810 and 54,071 shares at September 30, 2014 and September 30, 2013, respectively]	(1,936,095)	(1,751,057)
Retained earnings	1,284,261	1,192,096
Accumulated other comprehensive loss	(23,189)	(20,908)
Total stockholders’ equity	454,614	530,677
Total liabilities and stockholders’ equity	$1,192,298	$1,161,547
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$527,563	$514,304	$466,175
Professional services	149,834	135,194	124,971
License	111,588	93,946	85,277
Total revenues	788,985	743,444	676,423
Operating expenses:
Cost of revenues (1)	249,281	229,468	197,947
Research and development	83,435	66,967	59,527
Selling, general and administrative (1)	278,203	268,395	238,522
Amortization of intangible assets (1)	11,917	13,535	6,944
Restructuring and acquisition-related	4,281	3,486	5,125
Total operating expenses	627,117	581,851	508,065
Operating income	161,868	161,593	168,358
Interest expense, net	(28,550)	(30,227)	(31,417)
Other income (expense), net	(187)	618	(698)
Income before income taxes	133,131	131,984	136,243
Provision for income taxes	38,252	41,889	44,239
Net income	94,879	90,095	92,004
Other comprehensive income (loss):
Unrealized losses on investments, net of tax benefit of $3 for the years ended September 30, 2012	—	—	(4)
Foreign currency translation adjustments	(2,281)	(5,100)	5,905
Comprehensive income	$92,598	$84,995	$97,905
Basic earnings per share	$2.80	$2.55	$2.64
Shares used in computing basic earnings per share	33,870	35,332	34,909
Diluted earnings per share	$2.72	$2.48	$2.55
Shares used in computing diluted earnings per share	34,864	36,292	36,063

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2014, 2013 and 2012
(In thousands, except per share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
Balance at September 30, 2011	37,084	$371	$1,098,388	$(1,627,180)	$1,015,624	$(21,709)	$465,494
Share-based compensation	—	—	21,229	—	—	—	21,229
Issuance of treasury stock under employee stock plans	2,942	29	(22,085)	92,849	—	—	70,793
Tax effect from share-based payment arrangements	—	—	6,079	—	—	—	6,079
Repurchases of common stock	(5,187)	(52)	—	(184,239)	—	—	(184,291)
Dividends paid	—	—	—	—	(2,803)	—	(2,803)
Net income	—	—	—	—	92,004	—	92,004
Unrealized losses on investments, net of tax benefit of $3	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustments	—	—	—	—	—	5,905	5,905
Balance at September 30, 2012	34,839	348	1,103,611	(1,718,570)	1,104,825	(15,808)	474,406
Share-based compensation	—	—	25,850	—	—	—	25,850
Issuance of treasury stock under employee stock plans	1,642	17	(22,150)	52,389	—	—	30,256
Tax effect from share-based payment arrangements	—	—	2,887	—	—	—	2,887
Repurchases of common stock	(1,695)	(17)	—	(84,876)	—	—	(84,893)
Dividends paid	—	—	—	—	(2,824)	—	(2,824)
Net income	—	—	—	—	90,095	—	90,095
Foreign currency translation adjustments	—	—	—	—	—	(5,100)	(5,100)
Balance at September 30, 2013	34,786	348	1,110,198	(1,751,057)	1,192,096	(20,908)	530,677
Share-based compensation	—	—	36,362	—	—	—	36,362
Issuance of treasury stock under employee stock plans	911	9	(23,278)	29,823	—	—	6,554
Tax effect from share-based payment arrangements	—	—	6,035	—	—	—	6,035
Repurchases of common stock	(3,650)	(37)	—	(214,861)	—	—	(214,898)
Dividends paid	—	—	—	—	(2,714)	—	(2,714)
Net income	—	—	—	—	94,879	—	94,879
Foreign currency translation adjustments	—	—	—	—	—	(2,281)	(2,281)
Balance at September 30, 2014	32,047	$320	$1,129,317	$(1,936,095)	$1,284,261	$(23,189)	$454,614
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$94,879	$90,095	$92,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,632	33,214	21,549
Share-based compensation	36,362	25,850	21,229
Deferred income taxes	(16,026)	3,671	(7,121)
Tax effect from share-based payment arrangements	6,035	2,887	6,079
Excess tax benefits from share-based payment arrangements	(6,808)	(6,362)	(8,079)
Net amortization of premium on marketable securities	—	8	221
Provision of (benefit from) doubtful accounts	1,485	327	(122)
Net (gain) loss on sales of property and equipment	(10)	351	63
Changes in operating assets and liabilities:
Accounts receivable	(13,649)	1,286	(26,490)
Prepaid expenses and other assets	(1,754)	(822)	802
Accounts payable	3,174	(590)	6,810
Accrued compensation and employee benefits	17,450	(11,729)	11,314
Other liabilities	15,566	1,823	1,455
Deferred revenue	5,698	(3,889)	10,032
Net cash provided by operating activities	175,034	136,120	129,746
Cash flows from investing activities:
Purchases of property and equipment	(12,590)	(24,147)	(25,483)
Purchases of marketable securities	—	—	(48,067)
Proceeds from maturities of marketable securities	—	22,000	131,659
Cash paid for acquisitions, net of cash acquired	(7,253)	(32,874)	(123,631)
Distribution from (purchase of) cost method investees	—	50	(148)
Net cash used in investing activities	(19,843)	(34,971)	(65,670)
Cash flows from financing activities:
Proceeds from revolving line of credit	145,000	30,000	—
Payments on revolving line of credit and other short-term loans	(61,000)	(18,676)	(5,466)
Payments on senior notes	(8,000)	(49,000)	(8,000)
Proceeds from issuance of treasury stock under employee stock plans	6,554	30,256	70,793
Dividends paid	(2,714)	(2,824)	(2,803)
Repurchases of common stock	(217,039)	(82,752)	(191,056)
Excess tax benefits from share-based payment arrangements	6,808	6,362	8,079
Net cash used in financing activities	(130,391)	(86,634)	(128,453)
Effect of exchange rate changes on cash	(2,903)	(2,946)	234
Increase (decrease) in cash and cash equivalents	21,897	11,569	(64,143)
Cash and cash equivalents, beginning of year	83,178	71,609	135,752
Cash and cash equivalents, end of year	$105,075	$83,178	$71,609
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $3,424, $2,471 and $584 during the years ended September 30, 2014, 2013 and 2012, respectively	$22,367	$24,141	$36,852
Cash paid for interest	$28,209	$31,011	$31,421
Supplemental disclosures of non-cash investing and financing activities:
Unsettled repurchases of common stock	$—	$2,141	$—
Purchase of property and equipment included in accounts payable	$363	$681	$641
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012
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
In these consolidated financial statements, FICO is referred to as “we,” “us,” “our,” or “the Company.”
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
Years Ended September 30, 2014, 2013 and 2012

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
The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $20.7 million, $19.7 million and $14.6 million during fiscal 2014, 2013 and 2012, respectively.

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations. We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. We have determined that our reporting units are the same as our reportable segments. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. We performed our annual goodwill impairment tests as of July 1, 2014 and 2013, and determined our goodwill was not impaired.
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
Transactional-based Revenues
Transactional-based revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is probable. Revenues from our credit scoring, data processing, data management and internet delivery services are recognized as these services are performed. Revenues from transactional or unit-based license fees under

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

software license arrangements, network service and internally-hosted software agreements are recognized based on minimum contractual amounts or on system usage that exceeds minimum contractual amounts. Certain of our transactional-based revenues are based on transaction or active account volumes as reported by our clients. In instances where volumes are reported to us in arrears, we estimate volumes based on preliminary customer transaction information or average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced material variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data is received, and this could have a material impact on our consolidated results of operations.
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
Multiple-Deliverable Arrangements including Non-Software
When we enter into a multiple-deliverable arrangement that includes non-software, each deliverable is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer; for example, we conclude professional services offered along with our SaaS subscription services typically have standalone value using this criteria. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

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
At the end of the reporting period, foreign-currency-denominated assets and liabilities are remeasured into the functional currencies of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

exchange gain or loss for that period in other income (expense), net in the accompanying consolidated statements of income and comprehensive income.
We recorded transactional foreign exchange losses of $1.0 million, $0.8 million and $1.5 million during fiscal 2014, 2013 and 2012, respectively.
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 14 for further discussion of our share-based employee benefit plans.
Impairment of Long-Lived Assets
We assess potential impairment of long-lived assets and certain identifiable intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determined that our long-lived assets were not impaired at September 30, 2014 and 2013.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $3.8 million, $2.5 million and $1.8 million in fiscal 2014, 2013 and 2012, respectively.
New Accounting Pronouncements Recently Issued or Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides guidance for presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit. ASU 2013-11 provides that a benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013, which means it will be effective for our fiscal year beginning October 1, 2014. We do not believe that adoption of ASU 2013-11 will have a significant impact on our consolidated financial statements.
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
2. Business Combinations
On April 1, 2014, we acquired 100% of the common stock of InfoCentricity, Inc. (“InfoCentricity”) for $8.2 million in cash. InfoCentricity is a SaaS-based predictive analytics software company that allows FICO to immediately broaden its offering for predictive analytics modeling and decision strategies. The primary objective of the acquisition was to leverage the InfoCentricity products through availability to the FICO® Analytic Cloud as well as an on premise offering for organizations across all industries. InfoCentricity has been included in our operating results since the acquisition date. The pro forma impact of this acquisition was not deemed material to our results of operations.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

In fiscal 2013, we acquired 100% of the ownership interest of CR Software, LLC (“CR Software”) for $29.6 million in cash. We recorded $16.5 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 8.8 years. The goodwill of $13.7 million was allocated to our Applications segment and was not deductible for tax purposes. We also acquired 100% of the common stock of Infoglide Software, Inc. (“Infoglide”) for $4.4 million in cash.

In fiscal 2012, we acquired 100% of the common stock of Adeptra Ltd. ("Adeptra") for $113.0 million in cash. We recorded $36.7 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 6.6 years. The goodwill of $72.2 million was allocated to our Applications segment and was not deductible for tax purposes. We also acquired 100% of the common stock of Entiera, Inc. (“Entiera”) for $18.4 million in cash. We recorded $2.5 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 4.1 years. The goodwill of $15.0 million was allocated to our Applications segment and was not deductible for tax purposes.
3. Cash, Cash Equivalents and Marketable Securities Available for Sale
The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Fair Value	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$94,749	$—	$94,749	$82,493	$—	$82,493
Money market funds	439	—	439	439	—	439
Non-U.S. money market funds	9,887	—	9,887	246	—	246
Total	$105,075	$—	$105,075	$83,178	$—	$83,178
Long-term Marketable Securities:
Marketable equity securities	$7,220	$1,531	$8,751	$6,006	$1,101	$7,107

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

•
Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2014 and 2013.

•
Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2014 and 2013.

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2014 and 2013:

September 30, 2014	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2014

Assets:
Cash equivalents (1)	$10,326	$10,326
Marketable securities (2)	8,751	8,751
Total	$19,077	$19,077

September 30, 2013	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2013

Assets:
Cash equivalents (1)	$685	$685
Marketable securities (2)	7,107	7,107
Total	$7,792	$7,792

(1)
Included in cash and cash equivalents on our balance sheet at September 30, 2014 and 2013. Not included in this table are cash deposits of $94.7 million and $82.5 million at September 30, 2014 and 2013, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at September 30, 2014 and 2013.

Where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing applies to our Level 1 investments. To the extent quoted prices in active markets for assets or liabilities are not available, the valuation techniques used to measure the fair values of our financial assets incorporate market inputs, which include reported trades, broker/dealer quotes, benchmark yields, issuer spreads, benchmark securities and other inputs derived from or corroborated by observable market data. This methodology would apply to our Level 2 investments. The Company has not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

in foreign exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.
The following tables summarize our outstanding foreign currency forward contracts, by currency at September 30, 2014 and 2013:

		September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	—

		September 30, 2013
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	4,700	$4,542	$—
Euro (EUR)	EUR	5,400	$7,307	—
Buy foreign currency:
British pound (GBP)	GBP	6,513	$10,500	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, their fair value was $0 at September 30, 2014 and 2013.
Gains on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net. These amounts are shown below for the years ended September 30, 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Gain on foreign currency forward contracts	$256	$25	$453

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

6. Receivables
Receivables at September 30, 2014 and 2013 consisted of the following:

	September 30,
	2014	2013
	(In thousands)
Billed	$123,083	$115,640
Unbilled (1)	35,139	31,250
	158,222	146,890
Less: allowance for doubtful accounts	(2,927)	(3,157)
Receivables, net	$155,295	$143,733

(1)
Represents revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2014	2013
	(In thousands)
Balance, beginning of year	$3,157	$3,406
Add: expense	1,485	327
Less: write-offs (net of recoveries)	(1,715)	(576)
Balance, end of year	$2,927	$3,157
7. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2014 and 2013:

	September 30, 2014				September 30, 2013
	(In thousands, except average life)
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
Completed technology	$86,397	$(60,933)	$25,464	5	$84,604	$(53,347)	$31,257	5
Customer contracts and relationships	54,990	(33,068)	21,922	13	56,321	(30,422)	25,899	13
Trade names	—	—	—		230	(182)	48	1
	$141,387	$(94,001)	47,386	8	$141,155	$(83,951)	57,204	8
Foreign currency translation adjustments			528				157
Intangible assets, net			$47,914				$57,361

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income and comprehensive income, consisted of the following during fiscal 2014, 2013 and 2012:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Cost of revenues	$7,371	$6,630	$1,332
Selling, general and administrative expenses	4,546	6,905	5,612
Total	$11,917	$13,535	$6,944
In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.
Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2014, was as follows (in thousands):

Year Ended September 30,
2015	$11,853
2016	11,624
2017	10,485
2018	3,269
2019	2,807
Thereafter	7,876
Total	$47,914
The following table summarizes changes to goodwill during fiscal 2014 and 2013, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2012	$542,943	$146,648	$67,913	$757,504
Addition from acquisitions	17,457	—	—	17,457
Foreign currency translation adjustment	(862)	—	(168)	(1,030)
Balance at September 30, 2013	559,538	146,648	67,745	773,931
Addition from acquisitions	—	—	5,129	5,129
Adjustment related to prior acquisitions	298	—	—	298
Foreign currency translation adjustment	459	—	111	570
Balance at September 30, 2014	$560,295	$146,648	$72,985	$779,928

8. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment and other accrued liabilities at September 30, 2014 and 2013:

	September 30,
	2014	2013
	(In thousands)
Property and equipment:
Data processing equipment and software	$124,699	$139,035
Office furniture and equipment	14,346	11,670
Leasehold improvements	25,503	24,117
Less: accumulated depreciation and amortization	(127,871)	(129,667)
Total	$36,677	$45,155

Other accrued liabilities:
Interest payable	$8,392	$8,519
Other	27,843	26,683
Total	$36,235	$35,202
9. Revolving Line of Credit
We have a $200 million unsecured revolving line of credit with a syndicate of banks that expires on September 28, 2016. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.50% or (ii) LIBOR plus an applicable margin. The margin on LIBOR borrowings ranges from 1.000% to 1.625% and is determined

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

based on our consolidated leverage ratio. In addition, we must pay utilization fees if borrowings and commitments under the credit facility exceed 50% of the total credit facility commitment, as well as facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.0 and a minimum fixed charge ratio of 2.5, and also contains other covenants typical of unsecured facilities. As of September 30, 2014, we had $99.0 million in borrowings outstanding at a weighted average interest rate of 1.285% and were in compliance with all financial covenants under this credit facility.
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
We are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which required annual principal payments of $8.0 million starting on May 7, 2011 and ending on May 7, 2015. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of September 30, 2014, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities.
The following table presents the principal amounts, carrying amounts and fair values for the Senior Notes at September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$202,000	$202,000	$214,170	$210,000	$210,000	$221,393
The 2010 Senior Notes	$245,000	$245,000	$248,557	$245,000	$245,000	$241,035
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

Future principal payments for the Senior Notes are as follows (in thousands):

Year Ended September 30,
2015	$71,000
2016	60,000
2017	72,000
2018	131,000
2019	28,000
Thereafter	85,000
Total	$447,000
11. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $6.3 million, $6.3 million and $5.5 million during fiscal 2014, 2013 and 2012, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $25.0 million, $10.5 million and $17.4 million during fiscal 2014, 2013 and 2012, respectively.
12. Restructuring Expenses
During fiscal 2014 , we incurred net charges totaling $4.1 million consisting of $0.2 million in facilities charges and $3.9 million in severance charges due to the elimination of 88 positions primarily in the U.S. Cash payments for all the restructuring charges will be paid by the end of the second quarter of our fiscal 2015.
During fiscal 2013 , we incurred net charges totaling $2.5 million consisting of $1.6 million in facilities charges associated with vacating excess leased space in Minnesota, $1.1 million in severance charges due to the elimination of 52 positions primarily in the U.S., and a reversal of $0.2 million of previously recognized severance costs due to favorable adjustments. Cash payments for all the severance costs were paid during fiscal 2013. Cash payments for all the facilities charges were paid by the end of our fiscal 2014.
During fiscal 2012, we incurred $4.0 million in severance charges due to the elimination of 85 positions mainly within the product and technology organization of the Company. Cash payments for all the severance costs were paid by the end of our fiscal 2013.
The following tables summarize our restructuring accruals associated with the above actions. The current portion and non-current portion was recorded in other accrued current liabilities and other liabilities, respectively, within the accompanying consolidated balance sheets.

	Accrual at September 30, 2012	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2013
	(In thousands)
Facilities charges	$3,333	$1,624	$(3,225)	$—	$1,732
Employee separation	2,471	1,095	(3,313)	(253)	—
	5,804	$2,719	$(6,538)	$(253)	1,732
Less: current portion	(4,944)				(1,732)
Non-current	$860				$—

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

	Accrual at September 30, 2013	Expense Additions	Cash Payments	Expense Reversals	Accrual at September 30, 2014
	(In thousands)
Facilities charges	$1,732	$167	$(1,807)	$—	$92
Employee separation	—	3,963	(3,793)	—	170
	1,732	$4,130	$(5,600)	$—	262
Less: current portion	(1,732)				(262)
Non-current	$—				$—
13. Income Taxes
The provision for income taxes was as follows during fiscal 2014, 2013 and 2012:

	Year ended September 30,
	2014	2013	2012
	(In thousands)
Current:
Federal	$42,570	$31,469	$42,502
State	4,221	2,755	4,899
Foreign	7,487	3,994	3,959
	54,278	38,218	51,360
Deferred:
Federal	(15,401)	(468)	(6,843)
State	(1,093)	2,069	(925)
Foreign	468	2,070	647
	(16,026)	3,671	(7,121)
Total provision	$38,252	$41,889	$44,239
The foreign provision was based on foreign pretax earnings of $43.3 million, $24.3 million and $26.9 million in fiscal 2014, 2013 and 2012, respectively. Current foreign tax expense related to foreign tax withholdings was $7.7 million, $4.8 million and $6.3 million in fiscal 2014, 2013 and 2012, respectively. Foreign withholding tax and related foreign tax credits are included in federal current tax expense above.

Deferred tax assets and liabilities at September 30, 2014 and 2013 were as follows:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

	September 30,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$18,618	$21,529
Research credit carryforward	5,018	4,074
Accrued Bonus	8,484	3,591
Capital loss carryforward	519	165
Investments	1,059	1,101
Accrued compensation	1,381	1,662
Share-based compensation	20,238	16,443
Deferred revenue	629	2,139
Accrued lease costs	1,007	1,127
Property and equipment	2,837	2,155
Other	4,212	3,502
	64,002	57,488
Less valuation allowance	(12,078)	(8,712)
Total deferred tax assets	51,924	48,776
Deferred tax liabilities:
Intangible assets	(27,391)	(29,912)
Prepaid expense	(3,966)	(3,526)
Other	(993)	(1,515)
Total deferred tax liabilities	(32,350)	(34,953)
Deferred tax assets, net	$19,574	$13,823

We believe, based upon the level of historical taxable income and projections for future taxable income over the periods deferred tax assets will reverse, that it is more likely than not we will realize the benefits of deferred tax assets, net of the existing valuation allowance, at September 30, 2014. The increase in our valuation allowance for fiscal 2014 was due to the addition of Luxembourg Net Operating Loss (“NOL”), UK Capital Allowances, as well as California Research & Development Credits. The remaining valuation allowance is associated with operations where we have an NOL carryforward where realization remains uncertain.
As of September 30, 2014, we had available U.S. federal, state and foreign NOL carryforwards of approximately $29.0 million, $0.3 million, and $36.3 million, respectively. The NOLs were acquired in connection with our acquisitions of Braun in fiscal 2005, Adeptra and Entiera in fiscal 2012, Infoglide in fiscal 2013 and InfoCentricity in fiscal 2014. The change in NOL during fiscal 2014 was due to utilization of the UK NOL and the inclusion of the Luxembourg entity’s NOL. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2024, if not utilized. The state NOL carryforward will begin to expire at various dates beginning in fiscal 2021, if not utilized. The UK and Luxembourg NOL carryforwards do not have an expiration date. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. We also have available excess California state research credit of approximately $5.0 million. The California state research credit does not have an expiration date; however, based on enacted law and expected future cash taxes, we have recorded a valuation allowance of $5.0 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Income tax provision at U.S. federal statutory rate	$46,595	$46,194	$47,685
State income taxes, net of U.S. federal benefit	2,832	2,689	3,663
Foreign Tax Rate Differential	(4,592)	(2,855)	(3,616)
Intercompany Interest	(1,246)	—	—
Research credits	(302)	(2,412)	(375)
Domestic production deduction	(3,141)	(2,168)	(3,054)
Federal and State Audit Settlements	(5,886)	—	(1,203)
Foreign	(1,654)	—	—
Valuation Allowance	3,888	2,310	—
Intercompany dividend	150	(32)	2,692
Other	1,608	(1,837)	(1,553)
Recorded income tax provision	$38,252	$41,889	$44,239

The decrease in our effective tax rate in fiscal 2014 compared to fiscal 2013 was due primarily to the favorable settlement of the fiscal 2010 - 2012 Federal IRS audits and secondly, due to a higher percentage of revenue in lower taxing jurisdictions. The 2013 effective tax rate was positively impacted by the reenactment of the U.S. Federal Research and Development Credit.

In fiscal 2014 and 2013, the foreign taxes consist of tax rate differentials, local country permanent items, and prior years’ true ups.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of September 30, 2014, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $49.9 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2012. We are currently under audit by the California Franchise Tax Board for fiscal 2010 and 2011. We do not anticipate any adjustments related to those audits that will result in a material change to our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$9,009	$7,501	$9,539
Gross increases for tax positions in prior years	2,468	508	64
Gross decreases for tax positions in prior years	(967)	—	(2,035)
Gross increases based on tax positions related to the current year	923	1,000	681
Decreases for settlements and payments	(6,879)	—	(748)
Gross unrecognized tax benefits at end of year	$4,554	$9,009	$7,501

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

We had $4.6 million of total unrecognized tax benefits as of September 30, 2014, including $3.9 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $1.2 million reduction of the uncertain tax benefits will occur in the next 12 months.
We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2014, we have accrued interest of $0.5 million related to the unrecognized tax benefits.

14. Stock-Based Employee Benefit Plans
Description of Stock Option and Share Plans
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we are authorized to issue equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have two other long-term incentive plans under which awards are currently outstanding: the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012, and the 2003 Employment Inducement Award Plan, which was adopted in November 2003 and terminated in February 2012. Stock option awards granted after September 30, 2005 have a maximum term of seven years, and stock option awards granted prior to October 1, 2005 had a maximum term of ten years. Stock option awards and restricted stock unit awards not subject to market conditions vest ratably over three or four years. Restricted stock unit awards subject to market conditions vest annually over a period of three years based on achievement of specified criteria. At September 30, 2014, there were 4,124,273 shares available for issuance under the 2012 Plan.
Description of Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“Purchase Plan”), we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December. The Purchase Plan was suspended effective January 1, 2009 and employees cannot contribute to the Purchase Plan until the suspension is repealed. At September 30, 2014, there were 2,707,966 shares available for issuance.

We satisfy stock option exercises, vesting of restricted stock units and Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and related income tax benefits
We recorded share-based compensation expense of $36.4 million, $25.9 million and $21.2 million in fiscal years 2014, 2013 and 2012, respectively. The total tax benefit related to this share-based compensation expense was $13.0 million, $9.2 million and $7.8 million in fiscal 2014, 2013 and 2012, respectively. As of September 30, 2014, there was $65.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.32 years.
In fiscal 2014 we received $18.8 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $4.7 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

Stock-Based Activity
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
Stock Options:
Average expected term (years)	4.04	4.10	4.31
Expected volatility (range)	35-36%	35-37%	38-41%
Weighted average volatility	35%	37%	40%
Risk-free interest rate (range)	0.8 - 1.2%	0.5 - 1.1%	0.5 - 1.5%
Average expected dividend yield	0.2%	0.2%	0.3%
Expected dividend yield (range)	0.2%	0.2%	0.2-0.3%
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
The following table summarizes option activity during fiscal 2014:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2013	2,687	$35.48
Granted	58	53.82
Exercised	(583)	33.91
Forfeited	(68)	41.30
Expired	(5)	35.37
Outstanding at September 30, 2014	2,089	$36.24	4.31	$39,436
Options exercisable at September 30, 2014	998	$33.28	3.85	$21,787
Vested and expected to vest at September 30, 2014	1,990	$35.97	4.28	$38,090
The weighted average fair value of options granted were $15.50, $12.53 and $12.32 during fiscal 2014, 2013 and 2012, respectively. The aggregate intrinsic value of options outstanding at September 30, 2014 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2.1 million outstanding shares, which had exercise prices lower than the $55.10 market price of our common stock at September 30, 2014. The total intrinsic value of options exercised was $13.8 million , $19.8 million and $31.2 million during fiscal 2014, 2013 and 2012, respectively, determined as of the date of exercise.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant adjusted for the expected dividend yield. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2014:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2013	1,424	$38.02
Granted	640	56.23
Released	(480)	35.56
Forfeited	(144)	40.54
Outstanding at September 30, 2014	1,440	$46.68
The weighted average fair value of the RSUs granted were $56.23, $42.41 and $38.13 during fiscal 2014, 2013 and 2012, respectively. The total intrinsic value of the RSUs that vested was $27.6 million, $24.1 million and $15.5 million during fiscal 2014, 2013 and 2012, respectively, determined as of the date of vesting.
Performance Stock Units
Performance share units (“PSUs”) are granted to our senior officers and earned based on pre-established performance goals approved by the Leadership Development and Compensation Committee of our Board of Directors for any given performance period. The range of payout is zero to 200% of the number of granted PSUs, based on the outcome of the performance conditions. The fair value of the PSUs is the closing market price of our common stock on the date of grant adjusted for the expected dividend yield. We amortize the fair value on a straight-line basis over the vesting period, based on the performance condition that is probable of achievement that would result in the vesting of the most shares. The Company reassesses the probability at each reporting period and recognizes the cumulative effect of the change in estimate in the period of change. As of September 30, 2014, the performance condition of the PSUs granted during fiscal year 2014, as determined by the Leadership Development and Compensation Committee, had been achieved at 200% of target value.
The following table summarizes the PSUs activity during fiscal 2014:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2013	292	$38.96
Granted	176	56.63
Released	(87)	38.64
Outstanding at September 30, 2014	381	$47.19
The weighted average fair value of the PSUs granted were $56.63, $41.56 and $36.66 during fiscal 2014, 2013 and 2012, respectively. The total intrinsic value of the PSUs that vested was $4.9 million and $2.6 million during fiscal 2014 and 2013, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

Market Stock Units
In November 2013, the Leadership Development and Compensation Committee of our Board of Directors granted 88,000 market share units (“MSUs”), a new performance based equity award, to our senior officers. The MSUs will be earned based on our total shareholder return relative to the Russell 3000 Index over performance periods of one, two and three years. The MSUs had a grant date fair value of $68.47 that was estimated using a Monte Carlo valuation model and the following assumptions: expected volatility of 33.9% and 17.3%, respectively, in FICO’s stock price and the Russell 3000 Index; a correlation of 68% between FICO and the Russell 3000 Index; a dividend yield of 0.16% and a risk-free interest of 0.68%. The expected volatility was determined based on daily historical movements in our stock price and the Russell 3000 index for the three years preceding the grant date. The correlation between FICO and the Russell 3000 Index was determined based on historical daily stock price movements for the three years preceding the grant date. The dividend yield was determined using the historical dividend payout and a trailing twelve month closing stock price on the grant date. The risk-free rate was determined based on U.S. Treasury zero-coupon yields over the three-year performance period. We attribute the cost separately for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not exercisable or retained by the employee, provided the requisite service is rendered. All 88,000 units were outstanding at September 30, 2014.
15. Earnings Per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$94,879	$90,095	$92,004
Denominator — share:
Basic weighted-average shares	33,870	35,332	34,909
Effect of dilutive securities	994	960	1,154
Diluted weighted-average shares	34,864	36,292	36,063
Earnings per share:
Basic	$2.80	$2.55	$2.64
Diluted	$2.72	$2.48	$2.55
The computation of diluted EPS excludes options to purchase approximately 11,000, 111,000, and 1,420,000 shares of common stock for fiscal 2014, 2013 and 2012, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.

16. Related Party Transactions
We have a $10 million investment in convertible preferred stock of a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenue was immaterial for the years ended September 30, 2014, 2013 and 2012. The accounts receivable balance from this company was not significant as of September 30, 2014 and 2013.
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
Our Chief Executive Officer evaluates segment financial performance based on segment revenues and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel and depreciation. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate broad-based incentive expense, share-based compensation expense, restructuring and acquisition-related expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation amounts are allocated to the segments from their internal cost centers as described above. We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year, reflecting immaterial movements of business activities between segments and changes in cost allocations.
The following tables summarize segment information for fiscal 2014, 2013 and 2012:

	Year Ended September 30, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$313,316	$178,023	$36,224	$—	$527,563
Professional services	121,100	2,784	25,950	—	149,834
License	69,840	5,662	36,086	—	111,588
Total segment revenues	504,256	186,469	98,260	—	788,985
Segment operating expense	(334,762)	(44,187)	(94,057)	(101,551)	(574,557)
Segment operating income	$169,494	$142,282	$4,203	$(101,551)	$214,428
Unallocated share-based compensation expense					(36,362)
Unallocated amortization expense					(11,917)
Unallocated restructuring and acquisition-related					(4,281)
Operating income					161,868
Unallocated interest expense, net					(28,550)
Unallocated other expense, net					(187)
Income before income taxes					$133,131
Depreciation expense	$14,451	$851	$2,752	$2,661	$20,715

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

	Year Ended September 30, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$306,738	$175,281	$32,285	$—	$514,304
Professional services	110,081	4,012	21,101	—	135,194
License	59,265	1,520	33,161	—	93,946
Total segment revenues	476,084	180,813	86,547	—	743,444
Segment operating expense	(334,953)	(50,546)	(67,078)	(86,403)	(538,980)
Segment operating income	$141,131	$130,267	$19,469	$(86,403)	204,464
Unallocated share-based compensation expense					(25,850)
Unallocated amortization expense					(13,535)
Unallocated restructuring and acquisition-related					(3,486)
Operating income					161,593
Unallocated interest expense, net					(30,227)
Unallocated other expense, net					618
Income before income taxes					$131,984
Depreciation expense	$14,171	$867	$1,998	$2,643	$19,679

	Year Ended September 30, 2012
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$263,726	$172,218	$30,231	$—	$466,175
Professional services	104,637	2,382	17,952	—	124,971
License	56,241	1,023	28,013	—	85,277
Total segment revenues	424,604	175,623	76,196	—	676,423
Segment operating expense	(285,488)	(51,998)	(56,960)	(80,321)	(474,767)
Segment operating income	$139,116	$123,625	$19,236	$(80,321)	201,656
Unallocated share-based compensation expense					(21,229)
Unallocated amortization expense					(6,944)
Unallocated restructuring and acquisition-related					(5,125)
Operating income					168,358
Unallocated interest expense, net					(31,417)
Unallocated other income, net					(698)
Income before income taxes					$136,243
Depreciation expense	$11,321	$724	$1,258	$1,302	$14,605

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2014, 2013 and 2012, the majority of which were derived from the sale of products and services within the banking (including consumer credit) industry:

	Year Ended September 30,
	2014		2013		2012
	(Dollars in thousands)
Applications	$504,256	64%	$476,084	64%	$424,604	63%
Scores	186,469	24%	180,813	24%	175,623	26%
Tools	98,260	12%	86,547	12%	76,196	11%
Total	$788,985	100%	$743,444	100%	$676,423	100%
Within our Applications segment our fraud solutions accounted for 23%, 22% and 25% of total revenues in each of fiscal 2014, 2013 and 2012, respectively; our customer management solutions accounted for 10%, 11% and 13% of total revenues, in each of these periods, respectively; and our collections & recovery solutions accounted for 9%, 9% and 8% for each of these periods, respectively.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2014, 2013 and 2012:

	Year Ended September 30,
	2014		2013		2012
	(Dollars in thousands)
United States	$457,270	58%	$449,437	60%	$410,178	61%
United Kingdom	98,784	12%	79,238	11%	66,964	10%
Other countries	232,931	30%	214,769	29%	199,281	29%
Total	$788,985	100%	$743,444	100%	$676,423	100%
During fiscal 2014, 2013 and 2012, no individual customer accounted for 10% or more of our total revenues; however, we derive a substantial portion of revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 15%, 16% and 18% of our total revenues in fiscal 2014, 2013 and 2012, respectively. At September 30, 2014 and 2013, no individual customer accounted for 10% or more of total consolidated receivables.
Our property and equipment, net, on a geographical basis are summarized below at September 30, 2014 and 2013. At September 30, 2014 and 2013, no individual country outside the U.S. accounted for 10% or more of total consolidated net property and equipment.

	September 30,
	2014		2013
	(Dollars in thousands)
United States	$29,276	80%	$39,737	88%
International	7,401	20%	5,418	12%
Total	$36,677	100%	$45,155	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014, 2013 and 2012

18. Commitments
Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2014:

Year Ended September 30,	Future Minimum Lease Commitments
(In thousands)
2015	$21,666
2016	18,544
2017	15,158
2018	13,427
2019	11,702
Thereafter	11,097
Total	$91,594

Lease Commitments
We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $19.4 million, $22.1 million and $21.3 million during fiscal 2014, 2013 and 2012, respectively.
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
Years Ended September 30, 2014, 2013 and 2012

under the indemnification provisions in our customer license and service agreements, and officer and director agreements is unlimited.

21. Supplementary Financial Data (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2014. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(In thousands, except per share data)
Revenues	$221,570	$197,610	$185,462	$184,343
Cost of revenues (2)	71,026	62,752	58,183	57,319
Gross profit	150,544	134,858	127,279	127,024
Net income	$36,603	$20,548	$20,751	$16,977
Earnings per share (1):
Basic	$1.14	$0.60	$0.60	$0.49
Diluted	$1.10	$0.58	$0.59	$0.47
Shares used in computing earnings per share:
Basic	32,123	34,210	34,500	34,699
Diluted	33,217	35,162	35,311	35,820

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(In thousands, except per share data)
Revenues	$190,327	$183,772	$179,325	$190,020
Cost of revenues (2)	56,809	57,655	58,856	56,148
Gross profit	133,518	126,117	120,469	133,872
Net income	$28,557	$19,622	$18,495	$23,421
Earnings per share (1):
Basic	$0.81	$0.55	$0.52	$0.67
Diluted	$0.79	$0.54	$0.51	$0.65
Shares used in computing earnings per share:
Basic	35,132	35,499	35,664	35,043
Diluted	36,151	36,385	36,492	36,151

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.

(2)
Cost of revenues excludes amortization expense of $1.9 million, $1.9 million, $1.8 million, $1.8 million, $1.7 million, $1.7 million, $1.7 million and $1.5 million for the quarters ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

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
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2014.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2014, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2015.
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
		56

Michael J. Pung	November 2010-present, Executive Vice President and Chief Financial Officer of the Company. August 2004-November 2010, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	51

Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	47

Wayne Huyard	November 2014-present, Executive Vice President of Sales, Services, and Marketing of the Company. January 2014-November 2014, Consultant to the Chief Executive Officer of the Company. September 2012-November 2014, Chief Executive Officer and President, TEXbase, Inc. March 2012-May 2012, General Manager of RightNow Technologies, Oracle Corporation. July 2010-February 2012, President and Chief Operating Officer, RightNow Technologies, Inc. May 2006-May 2010, Operations and Advisory Group Executive Leadership Team Member, Cerberus Capital Management L.P.	55

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
		59

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	49

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	45

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	49

Stuart C. Wells	April 2012-present, Executive Vice President, Chief Technology Officer of the Company. June 2010- April 2012, Head of Global Professional Services and Support of the Company (Consultant). February 2009-June 2010, CEO, and Chairman of the Board, ScaleMP. January 2007-January 2009, Senior Vice President and President, Avaya, Inc. April 2005-December 2006, Executive Vice President, Utility Computing, Sun Microsystems.	58
The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2015.

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
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 24, 2015.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for 2014,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2015.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2015.

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

10.2
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

10.3	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010.) (1)

10.4
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

10.5
Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2008.) (1)

10.6
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)

10.7
Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.) (1)

10.8
Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.9
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.10	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on February 10, 2012.) (1)

10.11*	Form of Amendment Management Agreement entered into with certain of the Company's executive officers. (1)

10.12	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.13	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.14	Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.15	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.16
Letter Agreement dated March 7, 2012 by and between the Company and James M. Wehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.17
Letter Agreement dated April 24, 2012 by and between the Company and Stuart C. Wells. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.18
Fair Isaac Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on January 4, 2012.) (1)

10.19
Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.20
Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.21
Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.22
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.23
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.24
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.25
Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.26
Form of Performance Share Unit Award Agreement (fiscal 2013 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.27
Form of Performance Share Unit Award Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)

10.28
Form of Market Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)

10.29
Credit Agreement dated September 27, 2011 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 30, 2011.)

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
DATE: November 10, 2014
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

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 10, 2014
William J. Lansing

/s/ MICHAEL J. PUNG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 10, 2014
Michael J. Pung

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 10, 2014
Michael S. Leonard

/s/ A. GEORGE BATTLE	Director	November 10, 2014
A. George Battle

/s/ GREG R. GIANFORTE	Director	November 10, 2014
Greg R. Gianforte

/s/ BRADEN R. KELLY	Director	November 10, 2014
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 10, 2014
James D. Kirsner

/s/ RAHUL N. MERCHANT	Director	November 10, 2014
Rahul N. Merchant

/s/ DAVID A. REY	Director	November 10, 2014
David A. Rey

/s/ DUANE E. WHITE	Director	November 10, 2014
Duane E. White

EXHIBIT INDEX
To Fair Isaac Corporation
Report On Form 10-K For The Fiscal Year Ended September 30, 2014

Exhibit Number	Description
3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 8, 2010.)	Incorporated by Reference

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 8, 2010.)	Incorporated by Reference

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
Incorporated by Reference

10.2
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
Incorporated by Reference

10.3	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010.) (1)	Incorporated by Reference

10.4
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)
Incorporated by Reference

10.5
Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2008.) (1)
Incorporated by Reference

10.6
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to Fair Isaac’s Form 10-Q for the fiscal quarter ended December 31, 2007.) (1)
Incorporated by Reference

10.7
Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the period ended September 30, 2006.) (1)
Incorporated by Reference

10.8
Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)
Incorporated by Reference

10.9
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended September 30, 2002.) (1)
Incorporated by Reference

10.10	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on February 10, 2012.) (1)	Incorporated by Reference

10.11*	Form of Amendment Management Agreement entered into with certain of the Company's executive officers. (1)	Incorporated by Reference

10.12	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)	Incorporated by Reference

10.13	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)	Incorporated by Reference

10.14	Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012.) (1)	Incorporated by Reference

10.15	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)	Incorporated by Reference

10.16
Letter Agreement dated March 7, 2012 by and between the Company and James M. Wehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)
Incorporated by Reference

10.17
Letter Agreement dated April 24, 2012 by and between the Company and Stuart C. Wells. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)
Incorporated by Reference

10.18
Fair Isaac Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on January 4, 2012.) (1)
Incorporated by Reference

10.19
Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.20
Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.21
Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.22
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.23
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.24
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.25
Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.26
Form of Performance Share Unit Award Agreement (fiscal 2013 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)
Incorporated by Reference

10.27
Form of Performance Share Unit Award Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)
Incorporated by Reference

10.28
Form of Market Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)
Incorporated by Reference

10.29
Credit Agreement dated September 27, 2011 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 30, 2011.)
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