Form 10-Q
period 2014-12-31
FAIR ISAAC CORP
filed 2015-01-29
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on January 16, 2015 was 31,425,871 (excluding 57,430,912 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	September 30, 2014
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$94,651	$105,075
Accounts receivable, net	147,123	155,295
Prepaid expenses and other current assets	38,096	28,157
Total current assets	279,870	288,527
Marketable securities available for sale	9,530	8,751
Other investments	10,958	11,033
Property and equipment, net	36,791	36,677
Goodwill	774,107	779,928
Intangible assets, net	44,218	47,914
Deferred income taxes	4,927	13,061
Other assets	7,521	6,407
Total assets	$1,167,922	$1,192,298
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,559	$22,000
Accrued compensation and employee benefits	30,081	56,650
Other accrued liabilities	21,752	36,235
Deferred revenue	57,331	56,519
Current maturities on debt	231,000	170,000
Total current liabilities	365,723	341,404
Senior notes	376,000	376,000
Other liabilities	22,978	20,280
Total liabilities	764,701	737,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock [$0.01 par value; 1,000 shares authorized; none issued and outstanding]	—	—
Common stock [$0.01 par value; 200,000 shares authorized, 88,857 shares issued and 31,724 and 32,047 shares outstanding at December 31, 2014 and September 30, 2014, respectively]	317	320
Paid-in-capital	1,118,285	1,129,317
Treasury stock, at cost [57,133 and 56,810 shares at December 31, 2014 and September 30, 2014, respectively]	(1,978,774)	(1,936,095)
Retained earnings	1,298,033	1,284,261
Accumulated other comprehensive loss	(34,640)	(23,189)
Total stockholders’ equity	403,221	454,614
Total liabilities and stockholders’ equity	$1,167,922	$1,192,298

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2014	2013
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$131,410	$129,655
Professional services	35,198	34,286
License	22,942	20,402
Total revenues	189,550	184,343
Operating expenses:
Cost of revenues *	66,300	57,319
Research and development	22,637	18,092
Selling, general and administrative *	72,801	66,989
Amortization of intangible assets *	2,932	3,013
Restructuring and acquisition-related	—	3,660
Total operating expenses	164,670	149,073
Operating income	24,880	35,270
Interest expense, net	(7,205)	(7,126)
Other income (expense), net	649	(961)
Income before income taxes	18,324	27,183
Provision for income taxes	3,917	10,206
Net income	14,407	16,977
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,451)	4,005
Comprehensive income	$2,956	$20,982
Earnings per share:
Basic	$0.45	$0.49
Diluted	$0.43	$0.47
Shares used in computing earnings per share:
Basic	31,936	34,699
Diluted	33,128	35,820

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4 to the condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2014	32,047	$320	$1,129,317	$(1,936,095)	$1,284,261	$(23,189)	$454,614
Share-based compensation	—	—	8,794	—	—	—	8,794
Issuance of treasury stock under employee stock plans	521	5	(26,205)	17,906	—	—	(8,294)
Tax effect from share-based payment arrangements	—	—	6,379	—	—	—	6,379
Repurchases of common stock	(844)	(8)	—	(60,585)	—	—	(60,593)
Dividends paid	—	—	—	—	(635)	—	(635)
Net income	—	—	—	—	14,407	—	14,407
Foreign currency translation adjustments	—	—	—	—	—	(11,451)	(11,451)
Balance at December 31, 2014	31,724	$317	$1,118,285	$(1,978,774)	$1,298,033	$(34,640)	$403,221
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$14,407	$16,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,107	8,167
Share-based compensation	8,794	7,235
Deferred income taxes	5,676	(1,576)
Tax effect from share-based payment arrangements	6,379	4,196
Excess tax benefits from share-based payment arrangements	(6,485)	(4,551)
Provision for doubtful accounts, net	—	278
Changes in operating assets and liabilities:
Accounts receivable	5,863	2,755
Prepaid expenses and other assets	(8,843)	1,344
Accounts payable	3,886	1,848
Accrued compensation and employee benefits	(26,046)	(10,880)
Other liabilities	(13,850)	4,686
Deferred revenue	3,472	(2,101)
Net cash provided by operating activities	1,360	28,378
Cash flows from investing activities:
Purchases of property and equipment	(5,667)	(2,154)
Distribution from cost method investees	75	—
Net cash used in investing activities	(5,592)	(2,154)
Cash flows from financing activities:
Proceeds from revolving line of credit	81,000	8,000
Payments on revolving line of credit	(20,000)	—
Proceeds from issuance of treasury stock under employee stock plans	6,713	10,832
Taxes paid related to net share settlement of equity awards	(15,007)	(8,821)
Dividends paid	(635)	(694)
Repurchases of common stock	(60,593)	(27,125)
Excess tax benefits from share-based payment arrangements	6,485	4,551
Net cash used in financing activities	(2,037)	(13,257)
Effect of exchange rate changes on cash	(4,155)	(208)
Increase (decrease) in cash and cash equivalents	(10,424)	12,759
Cash and cash equivalents, beginning of period	105,075	83,178
Cash and cash equivalents, end of period	$94,651	$95,937
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$8,844	$1,285
Cash paid for interest	$7,539	$7,472
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$296	$521
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
Fair Isaac Corporation
Incorporated under the laws of the State of Delaware, Fair Isaac Corporation (“FICO”) is a provider of analytic, software and data management products and services that enable businesses to automate, improve and connect decisions. FICO provides a range of analytical solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, telecommunications providers, pharmaceutical companies, healthcare organizations, public agencies and organizations in other industries.
In these condensed consolidated financial statements, Fair Isaac Corporation is referred to as “FICO,” “we,” “us,” “our,” or “the Company.”
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2014. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
New Accounting Pronouncements Recently Issued or Adopted

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Early adoption is not permitted. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2014 and September 30, 2014.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2014 and September 30, 2014.

The following table represents financial assets that we measured at fair value on a recurring basis at December 31, 2014 and September 30, 2014:

December 31, 2014	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2014
Assets:
Cash equivalents (1)	$439	$439
Marketable securities (2)	9,530	9,530
Total	$9,969	$9,969
September 30, 2014	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2014
Assets:
Cash equivalents (1)	$10,326	$10,326
Marketable securities (2)	8,751	8,751
Total	$19,077	$19,077

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at December 31, 2014 and September 30, 2014. Not included in this table are cash deposits of $94.2 million and $94.7 million at December 31, 2014 and September 30, 2014, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at December 31, 2014 and September 30, 2014.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2014 and September 30, 2014:

	December 31, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,400	$2,072	$—
Euro (EUR)	EUR	4,550	$5,536	$—
Buy foreign currency:
British pound (GBP)	GBP	6,643	$10,350	$—

	September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	$—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	$—
The foreign currency forward contracts were entered into on December 31, 2014 and September 30, 2014, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended December 31,
	2014	2013
	(In thousands)
Gains (losses) on Foreign currency forward contracts	$(329)	$338

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended December 31,
	2014	2013
	(In thousands)
Cost of revenues	$1,836	$1,799
Selling, general and administrative expenses	1,096	1,214
	$2,932	$3,013

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $140.8 million and $142.2 million as of December 31, 2014 and September 30, 2014, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2014, was as follows (in thousands):

Year Ended September 30,
2015 [excluding the quarter ended December 31, 2014]	$8,727
2016	11,407
2017	10,284
2018	3,238
2019	2,776
Thereafter	7,786
$44,218
The following table summarizes changes to goodwill during the quarter ended December 31, 2014, both in total and as allocated to our segments:

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2014	$560,295	$146,648	$72,985	$779,928
Foreign currency translation adjustment	(4,835)	—	(986)	(5,821)
Balance at December 31, 2014	$555,460	$146,648	$71,999	$774,107
5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
	(In thousands)
Property and equipment	$167,872	$164,548
Less: accumulated depreciation and amortization	(131,081)	(127,871)
	$36,791	$36,677
6. Revolving Line of Credit
In December 2014 we refinanced our $200 million unsecured revolving line of credit, increasing our borrowing capacity to $400 million with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2014, we had $160.0 million in borrowings outstanding at a weighted average interest rate of 1.295% and were in compliance with all financial covenants under this credit facility.
7. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 9.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of December 31, 2014, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $447.0 million as of December 31, 2014 and September 30, 2014. The fair value of the Senior Notes was $464.5 million and $462.7 million as of December 31, 2014 and September 30, 2014, respectively. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
8. Restructuring Expenses

The following table summarizes our restructuring accruals and certain FICO facility closures. These balances, which are expected to be paid by the end of the second quarter of our fiscal 2015, are recorded in other accrued current liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at	Cash Payments	Accrual at
	September 30, 2014		December 31, 2014
	(In thousands)
Facilities charges	$92	$(46)	$46
Employee separation	170	(162)	8
	$262	$(208)	$54
9. Income Taxes
Effective Tax Rate
The effective income tax rate was 21.4% and 37.5% during the quarters ended December 31, 2014 and 2013, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was primarily due to the retroactive extension of the U.S. Federal Research and Development Credit through 2014, which was enacted during the quarter ended December 31, 2014.
The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $5.3 million and $4.6 million at December 31, 2014 and September 30, 2014, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.6 million and $0.5 million, related to unrecognized tax benefits as of December 31, 2014 and September 30, 2014, respectively.

10. Share-Based Payments
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we could grant equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have two other long-term incentive plans under which awards are currently outstanding: the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012, and the 2003 Employment Inducement Award Plan, which was adopted in November 2003 and terminated in February 2012. Stock option awards granted after September 30, 2005 have a maximum term of seven years, and stock option awards granted prior to October 1, 2005 have a maximum term of ten years. Stock option awards and restricted stock unit awards not subject to market conditions vest ratably over three or four years. Restricted stock unit awards subject to market conditions vest annually over a period of three years based on achievement of specified criteria.
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2014:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2014	2,089	$36.24
Granted	493	72.06
Exercised	(217)	30.92
Forfeited	(35)	39.49
Outstanding at December 31, 2014	2,330	$44.27	4.72	$65,330
Options exercisable at December 31, 2014	1,103	$33.79	3.80	$42,477
Vested and expected to vest at December 31, 2014	2,151	$43.17	4.68	$62,664
Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2014:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2014	1,440	$46.68
Granted	389	70.33
Released	(356)	43.11
Forfeited	(54)	45.53
Outstanding at December 31, 2014	1,419	$54.11

Performance Stock Units
The following table summarizes performance stock unit activity during the quarter ended December 31, 2014:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2014	381	$47.19
Granted	83	71.86
Released	(135)	45.58
Forfeited	(29)	50.36
Outstanding at December 31, 2014	300	$54.46

Market Stock Units
The following table summarizes market stock unit activity during the quarter ended December 31, 2014:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2014	88	$68.47
Granted	83	101.85
Released	(24)	58.07
Forfeited	(11)	66.37
Outstanding at December 31, 2014	136	$90.89

11. Earnings Per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2014 and 2013:

	Quarter Ended December 31,
	2014	2013
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$14,407	$16,977
Denominator - share:
Basic weighted-average shares	31,936	34,699
Effect of dilutive securities	1,192	1,121
Diluted weighted-average shares	33,128	35,820
Earnings per share:
Basic	$0.45	$0.49
Diluted	$0.43	$0.47

We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the options’ exercise price exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 493,000 options excluded for the quarter ended December 31, 2014. There were no options excluded for the quarter ended December 31, 2013.
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
The following tables summarize segment information for the quarters ended December 31, 2014 and 2013:

	Quarter Ended December 31, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$78,551	$42,937	$9,922	$—	$131,410
Professional services	28,499	788	5,911	—	35,198
License	8,448	216	14,278	—	22,942
Total segment revenues	115,498	43,941	30,111	—	189,550
Segment operating expense	(88,894)	(12,892)	(29,539)	(21,619)	(152,944)
Segment operating income	$26,604	$31,049	$572	$(21,619)	36,606
Unallocated share-based compensation expense					(8,794)
Unallocated amortization expense					(2,932)
Operating income					24,880
Unallocated interest expense, net					(7,205)
Unallocated other income, net					649
Income before income taxes					$18,324
Depreciation expense	$3,508	$217	$783	$667	$5,175

	Quarter Ended December 31, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$77,779	$43,318	$8,558	$—	$129,655
Professional services	26,787	589	6,910	—	34,286
License	7,350	3,273	9,779	—	20,402
Total segment revenues	111,916	47,180	25,247	—	184,343
Segment operating expense	(81,962)	(10,375)	(21,071)	(21,757)	(135,165)
Segment operating income	$29,954	$36,805	$4,176	$(21,757)	49,178
Unallocated share-based compensation expense					(7,235)
Unallocated amortization expense					(3,013)
Unallocated restructuring and acquisition-related					(3,660)
Operating income					35,270
Unallocated interest expense, net					(7,126)
Unallocated other expense, net					(961)
Income before income taxes					$27,183
Depreciation expense	$3,637	$212	$614	$691	$5,154
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
14. Subsequent Event
On January 12, 2015, we acquired 100% of the equity of TONBELLER Aktiengesellschaft ("TONBELLER"). TONBELLER is an innovative provider of financial crime and compliance ("FCC") solutions that support the demanding regulatory compliance requirements of more than a thousand banks and commercial organizations worldwide. This acquisition will allow us to capitalize on the escalating demand for new, risk-based, integrated FCC solutions. The pro forma impact of this acquisition is not expected to be material to our results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by FICO in fiscal 2015.

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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 39% and 41% of total consolidated revenues for the quarters ended December 31, 2014 and 2013, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 68% and 75% of our revenues were derived from within this industry during the quarters ended December 31, 2014 and 2013, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 69% and 70% of our revenues during the quarters ended December 31, 2014 and 2013, respectively.

We continue to invest in growth initiatives that expand our addressable markets. For our Scores segment, we introduced the FICO® Score Open Access program in fiscal 2014 which allows our participating clients to provide their customers with a free FICO® Score along with materials to help them understand what affects their score. We now have more than 57 million consumer accounts with access to their free score through the FICO® Score Open Access program and with the addition of new participants we expect this to grow to more than 75 million. On December 29, 2014, we announced the FICO® Score is now available to consumers through Experian, a leading global information services provider. Consumers can go to Experian to access the credit score lenders use most when determining applicant eligibility for new credit cards, car loans, mortgages or other lines of credit.

We introduced a full suite of applications for the FICO® Analytic Cloud in fiscal 2014 and continue to invest in the areas of cloud computing and software as a service (“SaaS”). Through the expansion of our product offerings in our Applications and Tools segments, we can accommodate small-to-midsize companies that benefit from the affordability and simplicity of cloud-based solutions.

We continue to make acquisitions that deliver solutions to the financial services industry and adjacent vertical industries; our latest acquisition of TONBELLER was consummated to address the rapidly growing demand for integrated, enterprise-class financial crime and compliance solutions. We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter ended December 31, 2014, we repurchased approximately 0.8 million shares for a total value of $60.6 million.
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
Professional Services Bookings
We calculate professional services bookings as the estimated number of hours to complete a project multiplied by the rate per hour. We estimate the number of hours based on our understanding of the project scope, conversations with customer personnel and our experience in estimating professional services projects. Estimated bookings may differ from actual results primarily due to differences in the actual number of hours incurred. These differences typically result from customer decisions to alter the mix of FICO and customer services resources used to complete a project.

License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term
	(In millions)			(Months)
Quarter Ended December 31, 2014	$69.6	32%	14	21
Quarter Ended December 31, 2013	$82.9	24%	16	23

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

Transactional and maintenance bookings were 22% and 29% of total bookings for the quarters ended December 31, 2014 and 2013, respectively. Professional services bookings were 53% and 55% of total bookings for the quarters ended December 31, 2014 and 2013, respectively. License bookings were 25% and 16% of total bookings for the quarters ended December 31, 2014 and 2013, respectively.
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

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2014 and 2013:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2014	2013	2014	2013	Change	Change
	(In thousands)				(In thousands)
Applications	$115,498	$111,916	61%	61%	$3,582	3%
Scores	43,941	47,180	23%	25%	(3,239)	(7)%
Tools	30,111	25,247	16%	14%	4,864	19%
Total	$189,550	$184,343	100%	100%	5,207	3%

Quarter Ended December 31, 2014 Compared to Quarter Ended December 31, 2013
Applications

	Quarter Ended December 31,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$78,551	$77,779	$772	1%
Professional services	28,499	26,787	1,712	6%
License	8,448	7,350	1,098	15%
Total	$115,498	$111,916	3,582	3%
Applications segment revenues increased $3.6 million primarily due to a $2.5 million increase in our collections & recovery solutions and a $2.4 million increase in our originations solutions, partially offset by a $1.5 million decrease in our customer management solutions.
The increase in both collections & recovery solutions and originations revenues was primarily attributable to an increase in service and software revenues. The decrease in customer management solutions revenues was primarily attributable to a decrease in service revenue.

Scores

	Quarter Ended December 31,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$42,937	$43,318	$(381)	(1)%
Professional services	788	589	199	34%
License	216	3,273	(3,057)	(93)%
Total	$43,941	$47,180	(3,239)	(7)%
Scores segment revenues decreased $3.2 million due to a decrease of $2.7 million in our business-to-business Scores revenue and a decrease of $0.5 million in our business-to-consumer services revenue. The decrease in our business-to-business Scores was primarily attributable to a decline in software revenue related to Global FICO® Score. The decrease in business-to-consumer services was primarily attributable to a decline in direct sales generated from the myFICO.com website as well as a decline in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended December 31, 2014 and 2013, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 15% and 16%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Tools

	Quarter Ended December 31,		Period-to-	Period-to- Period Percentage
	2014	2013	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$9,922	$8,558	$1,364	16%
Professional services	5,911	6,910	(999)	(14)%
License	14,278	9,779	4,499	46%
Total	$30,111	$25,247	4,864	19%

Tools segment revenues increased $4.9 million primarily attributable to an increase in license revenue, driven by a one-time settlement with a customer related to under-reported royalties from a multi-year period.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2014 and 2013:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2014	2013	2014	2013	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$189,550	$184,343	100%	100%	$5,207	3%
Operating expenses:
Cost of revenues	66,300	57,319	35%	31%	8,981	16%
Research and development	22,637	18,092	12%	10%	4,545	25%
Selling, general and administrative	72,801	66,989	38%	36%	5,812	9%
Amortization of intangible assets	2,932	3,013	2%	2%	(81)	(3)%
Restructuring and acquisition-related	—	3,660	—%	2%	(3,660)	(100)%
Total operating expenses	164,670	149,073	87%	81%	15,597	10%
Operating income	24,880	35,270	13%	19%	(10,390)	(29)%
Interest expense, net	(7,205)	(7,126)	(4)%	(3)%	(79)	1%
Other income (expense), net	649	(961)	1%	(1)%	1,610	(168)%
Income before income taxes	18,324	27,183	10%	15%	(8,859)	(33)%
Provision for income taxes	3,917	10,206	2%	6%	(6,289)	(62)%
Net income	$14,407	$16,977	8%	9%	(2,570)	(15)%
Number of employees at quarter end	2,638	2,425			213	9%
Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; costs of computer service bureaus; internal network hosting costs; amounts payable to credit reporting agencies for scores; software costs; and expenses related to our business-to-consumer services.
Cost of revenues as a percentage of revenues increased to 35% for the quarter ended December 31, 2014 from 31% for the quarter ended December 31, 2013. The increase of $9.0 million was primarily attributable to a $4.5 million increase in outside services and a $3.7 million increase in personnel and labor costs. The increase in outside services was primarily attributable to an increase in our billable consulting projects utilizing temporary resources. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost, as well as an increase in salaries and benefits cost as a result of our increased headcount.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended December 31, 2014.

Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.
Research and development expenses as a percentage of revenues increased to 12% for the quarter ended December 31, 2014 from 10% for the quarter ended December 31, 2013. The $4.5 million increase was mainly due to a $3.2 million increase in personnel and labor costs and a $0.8 million increase in outside services, primarily driven by our continued investment in the areas of cloud computing and SaaS, as well as our investment in several new products in the Tools segment.
Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended December 31, 2014.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses as a percentage of revenues increased to 38% for the quarter ended December 31, 2014 from 36% for the quarter ended December 31, 2013. The increase of $5.8 million was primarily attributable to a $2.9 million increase in labor and personnel costs and a $2.8 million increase in marketing expenses. The increase in labor and personnel costs was primarily attributable to an increase in salaries and benefits as a result of our increased headcount. The increase in marketing expenses was primarily attributable to a company-wide marketing event during the quarter ended December 31, 2014.
Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2014.
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
The quarter over quarter decrease of $0.1 million in amortization expense was attributable to certain intangible assets associated with our CR Software, LLC acquisition becoming fully amortized in November 2013, partially offset by the addition of intangible assets associated with our InfoCentricity, Inc. and Karmasphere, Inc. acquisitions in April 2014.
Over the next several quarters we expect that amortization expense will be consistent with or slightly higher than the amortization expense we recorded during the quarter ended December 31, 2014.
Restructuring and Acquisition-related
There were no restructuring or acquisition-related charges during the quarter ended December 31, 2014.
During the quarter ended December 31, 2013, we incurred $3.7 million in severance charges due to the elimination of 83 positions throughout the company. Cash payments for all the restructuring costs will be paid by the end of the second quarter of our fiscal 2015. There were no acquisition-related charges during the period.
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
The quarter over quarter increase in interest expense of $0.1 million was attributable to a higher average balance on our revolving line of credit, partially offset by a lower average balance on the senior notes for the quarter ended December 31, 2014.

Over the next several quarters we expect net interest expense will be consistent with the net interest expense incurred during the quarter ended December 31, 2014.
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
The quarter over quarter change in other income (expense), net of $1.6 million was primarily attributable to a nonrecurring charge related to our fixed assets balance during the quarter ended December 31, 2013, as well as a decrease in foreign currency exchange loss during the quarter ended December 31, 2014.
Provision for Income Taxes
The effective income tax rate was 21.4% and 37.5% during the quarters ended December 31, 2014 and 2013, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was primarily due to the retroactive extension of the U.S. Federal Research and Development Credit through 2014, which was enacted during the quarter ended December 31, 2014.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2014 and 2013:

	Quarter Ended December 31,		Period-to-Period	Period-to-Period Percentage
Segment	2014	2013	Change	Change
	(In thousands)		(In thousands)
Applications	$26,604	$29,954	$(3,350)	(11)%
Scores	31,049	36,805	(5,756)	(16)%
Tools	572	4,176	(3,604)	(86)%
Corporate expenses	(21,619)	(21,757)	138	(1)%
Total segment operating income	36,606	49,178	(12,572)	(26)%
Unallocated share-based compensation	(8,794)	(7,235)	(1,559)	22%
Unallocated amortization expense	(2,932)	(3,013)	81	(3)%
Unallocated restructuring and acquisition-related	—	(3,660)	3,660	(100)%
Operating income	$24,880	$35,270	(10,390)	(29)%
Applications

	Quarter Ended December 31,		Percentage of Revenues
	2014	2013	2014	2013
	(In thousands)
Segment revenues	$115,498	$111,916	100%	100%
Segment operating expense	(88,894)	(81,962)	(77)%	(73)%
Segment operating income	$26,604	$29,954	23%	27%

Scores

	Quarter Ended December 31,		Percentage of Revenues
	2014	2013	2014	2013
	(In thousands)
Segment revenues	$43,941	$47,180	100%	100%
Segment operating expense	(12,892)	(10,375)	(29)%	(22)%
Segment operating income	$31,049	$36,805	71%	78%
Tools

	Quarter Ended December 31,		Percentage of Revenues
	2014	2013	2014	2013
	(In thousands)
Segment revenues	$30,111	$25,247	100%	100%
Segment operating expense	(29,539)	(21,071)	(98)%	(83)%
Segment operating income	$572	$4,176	2%	17%
The quarter over quarter $10.4 million decrease in operating income was mainly attributable to a $17.9 million increase in segment operating expenses and a $1.6 million increase in share-based compensation cost, partially offset by a $5.2 million increase in segment revenues and a $3.7 million decrease in restructuring and acquisition-related cost.
At the segment level, the quarter over quarter $12.6 million decrease in segment operating income was primarily driven by a $5.8 million decrease in our Scores segment operating income, a $3.6 million decrease in our Tools segment operating income and a $3.3 million decrease in our Applications segment operating income.
The quarter over quarter $3.3 million decrease in Applications segment operating income was due to a $6.9 million increase in segment operating expenses, partially offset by a $3.6 million increase in segment revenues. Segment operating income as a percentage of segment revenue for Applications decreased to 23% from 27% primarily due to an increase in professional services delivery cost, as well as an increase in salaries and benefits cost as a result of our increased headcount.
The quarter over quarter $5.8 million decrease in Scores segment operating income was due to a $3.3 million decrease in segment revenue and a $2.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores decreased to 71% from 78% primarily due to a decrease in sales of our higher-margin software products, as well as an increase in salaries and benefits cost as a result of our increased headcount.
The quarter over quarter $3.6 million decrease in Tools segment operating income was due to an $8.5 million increase in segment operating expenses, partially offset by a $4.9 million increase in segment revenue. Segment operating margin for Tools decreased to 2% from 17% primarily due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform and several new products in the Tools segment, as well as an increase in professional services delivery cost, partially offset by an increase in sales of our higher-margin software products.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2014, we had $94.7 million in cash and cash equivalents which included $74.0 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $71.0 million principal payment due in May 2015 on our Senior Notes issued in May 2008. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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
Summary of Cash Flows

	Quarter Ended December 31,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$1,360	$28,378
Investing activities	(5,592)	(2,154)
Financing activities	(2,037)	(13,257)
Effect of exchange rate changes on cash	(4,155)	(208)
Increase (decrease) in cash and cash equivalents	$(10,424)	$12,759

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $1.4 million during the quarter ended December 31, 2014 from $28.4 million during the quarter ended December 31, 2013. The $27.0 million decrease was mainly attributable to a $15.2 million increase in our accrued incentive payout and a $7.7 million increase in our income tax payments.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $5.6 million for the quarter ended December 31, 2014 from $2.2 million for the quarter ended December 31, 2013. The $3.4 million increase was primarily attributable to a $3.5 million increase in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $2.0 million for the quarter ended December 31, 2014 from $13.3 million for the quarter ended December 31, 2013. The $11.3 million decrease was primarily due to a $53.0 million increase in proceeds from our revolving line of credit, net of payments on our revolving line of credit. This was partially offset by a $33.5 million increase in repurchases of common stock, a $6.2 million increase in taxes paid related to net share settlement of equity awards and a $4.1 million decrease in proceeds from issuance of treasury stock under employee stock plans.
Repurchases of Common Stock
In August 2014, our Board of Directors approved a new stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to this program, during the quarter ended December 31, 2014 we repurchased 844,135 shares of our common stock for $60.6 million. As of December 31, 2014, we had $189.4 million remaining under the August 2014 authorization.
Dividends
During the quarter ended December 31, 2014, we paid a quarterly dividend of two cents per common share. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2014, we had $160.0 million in borrowings outstanding at a weighted average interest rate of 1.295% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 9.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of December 31, 2014 we were in compliance with all financial covenants under these facilities.
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
New Accounting Pronouncements Recently Issued or Adopted
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Early adoption is not permitted. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2014 and September 30, 2014:

	December 31, 2014			September 30, 2014
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$94,651	$94,651	0.12%	$105,075	$105,075	0.03%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at December 31, 2014 and September 30, 2014:

	December 31, 2014			September 30, 2014
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$202,000	$202,000	$213,908	$202,000	$202,000	$214,170
The 2010 Senior Notes	$245,000	$245,000	$250,548	$245,000	$245,000	$248,557
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $160.0 million in borrowings outstanding at a weighted average interest rate of 1.295% under the credit facility as of December 31, 2014.

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
The following table summarizes our outstanding foreign currency forward contracts, by currency at December 31, 2014 and September 30, 2014:

	December 31, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,400	$2,072	$—
Euro (EUR)	EUR	4,550	$5,536	$—
Buy foreign currency:
British pound (GBP)	GBP	6,643	$10,350	$—

	September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	$—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	$—
The foreign currency forward contracts were entered into on December 31, 2014 and September 30, 2014, respectively; therefore, their fair value was $0 on each of these dates.
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

As part of our management approach, we implemented an ongoing reengineering initiative designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. Our reengineering initiative may not be successful over the long term as a result of our failure to reduce expenses at the anticipated level, or have a lower, or no, positive impact on revenues from strategic resource allocation. If our reengineering initiative is not successful over the long term, our revenues, results of operations and business may suffer.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2014 through October 31, 2014	6,450	$56.22	—	$250,000,000
November 1, 2014 through November 30, 2014	527,581	$71.92	519,135	$212,632,395
December 1, 2014 through December 31, 2014	522,708	$71.35	325,000	$189,407,036
	1,056,739	$71.54	844,135	$189,407,036

(1)	Includes 212,604 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2014.

(2)
In August 2014, our Board of Directors approved a new stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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

10.1
Amended and Restated Credit Agreement among the Company Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, U.S. Bank National Association, as syndication agent, and Wells Fargo Bank, National Association, as administrative agent dated as of December 30, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 31, 2014)

10.2 *	Form of Amendment to Management Agreement entered into with certain of the Company's executive officers. (1)

10.3 *	Letter Agreement dated November 5, 2014 by and between the Company and Wayne Huyard. (1)

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Management contract or compensatory plan or arrangement

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	January 29, 2015

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 29, 2015

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2014

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation.	Incorporated by Reference

10.1
Amended and Restated Credit Agreement among the Company Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, U.S. Bank National Association, as syndication agent, and Wells Fargo Bank, National Association, as administrative agent dated as of December 30, 2014.
Incorporated by Reference

10.2	Form of Amendment to Management Agreement entered into with certain of the Company's executive officers. (1)	Filed Electronically

10.3	Letter Agreement dated November 5, 2014 by and between the Company and Wayne Huyard. (1)	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.