Form 10-Q
period 2015-03-31
FAIR ISAAC CORP
filed 2015-04-27
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on April 17, 2015 was 31,051,574 (excluding 57,805,209 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	September 30, 2014
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$86,841	$105,075
Accounts receivable, net	169,932	155,295
Prepaid expenses and other current assets	44,982	28,157
Total current assets	301,755	288,527
Marketable securities available for sale	9,706	8,751
Other investments	10,958	11,033
Property and equipment, net	40,011	36,677
Goodwill	809,117	779,928
Intangible assets, net	53,582	47,914
Deferred income taxes	4,285	13,061
Other assets	7,237	6,407
Total assets	$1,236,651	$1,192,298
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,418	$22,000
Accrued compensation and employee benefits	37,301	56,650
Other accrued liabilities	30,755	36,235
Deferred revenue	67,609	56,519
Current maturities on debt	82,000	170,000
Total current liabilities	256,083	341,404
Long-term debt	576,000	376,000
Other liabilities	23,406	20,280
Total liabilities	855,489	737,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock [$0.01 par value; 1,000 shares authorized; none issued and outstanding]	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 31,368 and 32,047 shares outstanding at March 31, 2015 and September 30, 2014, respectively)	314	320
Paid-in-capital	1,130,709	1,129,317
Treasury stock, at cost (57,489 and 56,810 shares at March 31, 2015 and September 30, 2014, respectively)	(2,012,431)	(1,936,095)
Retained earnings	1,316,278	1,284,261
Accumulated other comprehensive loss	(53,708)	(23,189)
Total stockholders’ equity	381,162	454,614
Total liabilities and stockholders’ equity	$1,236,651	$1,192,298

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$138,683	$132,369	$270,093	$262,024
Professional services	37,946	34,619	73,144	68,905
License	30,480	18,474	53,422	38,876
Total revenues	207,109	185,462	396,659	369,805
Operating expenses:
Cost of revenues *	70,991	58,183	137,291	115,502
Research and development	24,341	19,690	46,978	37,782
Selling, general and administrative *	73,863	65,944	146,664	132,933
Amortization of intangible assets *	3,515	2,908	6,447	5,921
Restructuring and acquisition-related	—	—	—	3,660
Total operating expenses	172,710	146,725	337,380	295,798
Operating income	34,399	38,737	59,279	74,007
Interest expense, net	(7,718)	(7,099)	(14,923)	(14,225)
Other income (expense), net	(648)	(351)	1	(1,312)
Income before income taxes	26,033	31,287	44,357	58,470
Provision for income taxes	7,163	10,536	11,080	20,742
Net income	18,870	20,751	33,277	37,728
Other comprehensive income (loss):
Foreign currency translation adjustments	(19,068)	2,893	(30,519)	6,898
Comprehensive income (loss)	$(198)	$23,644	$2,758	$44,626
Earnings per share:
Basic	$0.60	$0.60	$1.05	$1.09
Diluted	$0.58	$0.59	$1.01	$1.06
Shares used in computing earnings per share:
Basic	31,335	34,500	31,639	34,705
Diluted	32,448	35,311	32,791	35,670

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5 to the condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2014	32,047	$320	$1,129,317	$(1,936,095)	$1,284,261	$(23,189)	$454,614
Share-based compensation	—	—	20,596	—	—	—	20,596
Issuance of treasury stock under employee stock plans	705	8	(28,510)	24,363	—	—	(4,139)
Tax effect from share-based payment arrangements	—	—	9,306	—	—	—	9,306
Repurchases of common stock	(1,384)	(14)	—	(100,699)	—	—	(100,713)
Dividends paid	—	—	—	—	(1,260)	—	(1,260)
Net income	—	—	—	—	33,277	—	33,277
Foreign currency translation adjustments	—	—	—	—	—	(30,519)	(30,519)
Balance at March 31, 2015	31,368	$314	$1,130,709	$(2,012,431)	$1,316,278	$(53,708)	$381,162
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$33,277	$37,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,047	16,012
Share-based compensation	20,596	16,286
Deferred income taxes	2,453	(5,073)
Tax effect from share-based payment arrangements	9,306	4,697
Excess tax benefits from share-based payment arrangements	(8,616)	(5,078)
Provision for doubtful accounts, net	—	591
Net loss on sales of property and equipment	12	3
Changes in operating assets and liabilities:
Accounts receivable	(15,072)	3,687
Prepaid expenses and other assets	(15,777)	930
Accounts payable	10,655	(734)
Accrued compensation and employee benefits	(18,912)	(2,740)
Other liabilities	(6,948)	4,651
Deferred revenue	15,261	4,127
Net cash provided by operating activities	43,282	75,087
Cash flows from investing activities:
Purchases of property and equipment	(10,251)	(4,296)
Cash paid for acquisitions, net of cash acquired	(56,621)	—
Distribution from cost method investees	75	—
Net cash used in investing activities	(66,797)	(4,296)
Cash flows from financing activities:
Proceeds from revolving line of credit	152,000	23,000
Payments on revolving line of credit	(40,000)	(10,000)
Proceeds from issuance of treasury stock under employee stock plans	11,853	13,256
Taxes paid related to net share settlement of equity awards	(15,992)	(9,571)
Dividends paid	(1,260)	(1,390)
Repurchases of common stock	(100,713)	(67,141)
Excess tax benefits from share-based payment arrangements	8,616	5,078
Net cash provided by (used in) financing activities	14,504	(46,768)
Effect of exchange rate changes on cash	(9,223)	975
Increase (decrease) in cash and cash equivalents	(18,234)	24,998
Cash and cash equivalents, beginning of period	105,075	83,178
Cash and cash equivalents, end of period	$86,841	$108,176
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$24,496	$9,819
Cash paid for interest	$14,709	$13,983
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$4,742	$462
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
New Accounting Pronouncements Recently Issued or Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Early adoption is not permitted. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance" ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which means it will be effective for our fiscal year beginning October 1, 2016. Early adoption is permitted. We do not believe that adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.

2. Business Combinations
On January 12, 2015, we acquired 100% of the equity of TONBELLER Aktiengesellschaft ("TONBELLER"). TONBELLER is an innovative provider of financial crime and compliance ("FCC") solutions that support the demanding regulatory compliance requirements of more than a thousand banks and commercial organizations. This acquisition will allow us to capitalize on the escalating demand for new, risk-based, integrated FCC solutions.

The purchase price allocation as of the date of the acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The major classes of assets and liabilities to which we have preliminarily allocated the purchase price are as follows:

(In thousands)
Consideration

Cash	$59,640

Acquisition-related costs (included in the company’s condensed consolidated statement of income for the quarter and six months ended March 31, 2015 as a component of selling, general and administrative expenses)	$486

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$2,640
Accounts receivable, net	5,389
Prepaid expenses and other current assets	209
Intangible assets:
Completed technology	2,700
Customer relationships	11,600
Trade names	600
Other assets	112
Accounts payable	(1,118)
Accrued compensation and employee benefits	(1,493)
Other accrued liabilities	(2,838)
Deferred income taxes	(4,349)
Total identifiable net assets	13,452

Goodwill	46,188
Total	$59,640

The acquired identifiable intangible assets have a weighted average useful life of approximately 4.9 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, five years; customer relationships, five years; and trade names, three years. The goodwill of $46.2 million arising from the acquisition consists largely of the revenue synergies related to market expansion and more rapid innovation for our solutions. The goodwill was allocated to our Applications segment and is not deductible for tax purposes. TONBELLER has been included in our operating results since the acquisition date. The pro forma impact of this acquisition was not deemed material to our results of operations.

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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2015 and September 30, 2014.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2015 and September 30, 2014.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2015 and September 30, 2014:

March 31, 2015	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2015
	(In thousands)
Assets:
Cash equivalents (1)	$439	$439
Marketable securities (2)	9,706	9,706
Total	$10,145	$10,145

September 30, 2014	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2014
	(In thousands)
Assets:
Cash equivalents (1)	$10,326	$10,326
Marketable securities (2)	8,751	8,751
Total	$19,077	$19,077

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at March 31, 2015 and September 30, 2014. Not included in these tables are cash deposits of $86.4 million and $94.7 million at March 31, 2015 and September 30, 2014, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at March 31, 2015 and September 30, 2014.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2015 and September 30, 2014:

	March 31, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	7,550	$5,923	$—
Euro (EUR)	EUR	6,050	$6,508	$—
Buy foreign currency:
British pound (GBP)	GBP	6,366	$9,400	$—

	September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	$—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	$—
The foreign currency forward contracts were entered into on March 31, 2015 and September 30, 2014, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Gains (losses) on Foreign currency forward contracts	$(10)	$194	$(339)	$532

5. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$1,901	$1,823	$3,737	$3,622
Selling, general and administrative expenses	1,614	1,085	2,710	2,299
	$3,515	$2,908	$6,447	$5,921

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $152.6 million and $142.2 million as of March 31, 2015 and September 30, 2014, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2015, was as follows (in thousands):

Year Ended September 30,
2015 (excluding the six months ended March 31, 2015)	$7,091
2016	13,953
2017	12,850
2018	5,898
2019	5,385
Thereafter	8,405
$53,582
The following table summarizes changes to goodwill during the six months ended March 31, 2015, both in total and as allocated to our segments:

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2014	$560,295	$146,648	$72,985	$779,928
Addition from acquisitions	46,188	—	—	46,188
Foreign currency translation adjustment	(14,695)	—	(2,304)	(16,999)
Balance at March 31, 2015	$591,788	$146,648	$70,681	$809,117
6. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
	(In thousands)
Property and equipment	$165,485	$164,548
Less: accumulated depreciation and amortization	(125,474)	(127,871)
	$40,011	$36,677

7. Revolving Line of Credit
We  have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2015, we had $211.0 million in borrowings outstanding at a weighted average interest rate of 1.555%, of which $200.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of March 31, 2015.
8. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 9.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of March 31, 2015, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $447.0 million as of March 31, 2015 and September 30, 2014. The fair value of the Senior Notes was $465.8 million and $462.7 million as of March 31, 2015 and September 30, 2014, respectively. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
9. Restructuring Expenses

The following table summarizes our restructuring accruals and certain FICO facility closures. There is no restructuring accrual as of March 31, 2015.

	Accrual at	Cash Payments	Accrual at
	September 30, 2014		March 31, 2015
	(In thousands)
Facilities charges	$92	$(92)	$—
Employee separation	170	(170)	—
	$262	$(262)	$—
10. Income Taxes
Effective Tax Rate
The effective income tax rate was 27.5% and 33.7% during the quarters ended March 31, 2015 and 2014, respectively and 25.0% and 35.5% during the six months ended March 31, 2015 and 2014, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was primarily due to the retroactive extension of the U.S. Federal Research and Development Credit through 2014, which was enacted during the first quarter of our fiscal 2015, as well as a higher percentage of revenue expected in lower taxing jurisdictions.

The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $5.0 million and $4.6 million at March 31, 2015 and September 30, 2014, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.6 million and $0.5 million, related to unrecognized tax benefits as of March 31, 2015 and September 30, 2014, respectively.

11. Earnings Per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six months ended March 31, 2015 and 2014:

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$18,870	$20,751	$33,277	$37,728
Denominator - share:
Basic weighted-average shares	31,335	34,500	31,639	34,705
Effect of dilutive securities	1,113	811	1,152	965
Diluted weighted-average shares	32,448	35,311	32,791	35,670
Earnings per share:
Basic	$0.60	$0.60	$1.05	$1.09
Diluted	$0.58	$0.59	$1.01	$1.06
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the options’ exercise price exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 46,000 and 14,000 options excluded for the quarters ended March 31, 2015 and 2014, respectively. There were approximately 270,000 and 7,000 options excluded for the six months ended March 31, 2015 and 2014, respectively.
12. Segment Information
We are organized into the following three operating segments, each of which is a reportable segment, to align with internal management of our worldwide business operations based on product offerings.

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

The following tables summarize segment information for the quarters and six months ended March 31, 2015 and 2014:

	Quarter Ended March 31, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$80,315	$47,814	$10,554	$—	$138,683
Professional services	30,992	966	5,988	—	37,946
License	23,081	1,157	6,242	—	30,480
Total segment revenues	134,388	49,937	22,784	—	207,109
Segment operating expense	(95,035)	(14,618)	(27,987)	(19,753)	(157,393)
Segment operating income (loss)	$39,353	$35,319	$(5,203)	$(19,753)	49,716
Unallocated share-based compensation expense					(11,802)
Unallocated amortization expense					(3,515)
Operating income					34,399
Unallocated interest expense, net					(7,718)
Unallocated other expense, net					(648)
Income before income taxes					$26,033
Depreciation expense	$3,706	$227	$807	$685	$5,425

	Quarter Ended March 31, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$76,898	$46,560	$8,911	$—	$132,369
Professional services	28,373	777	5,469	—	34,619
License	10,339	521	7,614	—	18,474
Total segment revenues	115,610	47,858	21,994	—	185,462
Segment operating expense	(78,951)	(10,939)	(20,804)	(24,072)	(134,766)
Segment operating income	$36,659	$36,919	$1,190	$(24,072)	50,696
Unallocated share-based compensation expense					(9,051)
Unallocated amortization expense					(2,908)
Operating income					38,737
Unallocated interest expense, net					(7,099)
Unallocated other expense, net					(351)
Income before income taxes					$31,287
Depreciation expense	$3,461	$198	$622	$656	$4,937

	Six Months Ended March 31, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$158,866	$90,751	$20,476	$—	$270,093
Professional services	59,491	1,754	11,899	—	73,144
License	31,529	1,373	20,520	—	53,422
Total segment revenues	249,886	93,878	52,895	—	396,659
Segment operating expense	(183,929)	(27,510)	(57,526)	(41,372)	(310,337)
Segment operating income (loss)	$65,957	$66,368	$(4,631)	$(41,372)	86,322
Unallocated share-based compensation expense					(20,596)
Unallocated amortization expense					(6,447)
Operating income					59,279
Unallocated interest expense, net					(14,923)
Unallocated other income, net					1
Income before income taxes					$44,357
Depreciation expense	$7,214	$444	$1,590	$1,352	$10,600

	Six Months Ended March 31, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$154,677	$89,878	$17,469	—	$262,024
Professional services	55,160	1,366	12,379	—	68,905
License	17,689	3,794	17,393	—	38,876
Total segment revenues	227,526	95,038	47,241	—	369,805
Segment operating expense	(160,913)	(21,314)	(41,875)	(45,829)	(269,931)
Segment operating income	$66,613	$73,724	$5,366	$(45,829)	99,874
Unallocated share-based compensation expense					(16,286)
Unallocated amortization expense					(5,921)
Unallocated restructuring and acquisition-related					(3,660)
Operating income					74,007
Unallocated interest expense, net					(14,225)
Unallocated other expense, net					(1,312)
Income before income taxes					$58,470
Depreciation expense	$7,098	$410	$1,236	$1,347	$10,091

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by us in fiscal 2015.

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

We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 39% and 38% of total consolidated revenues for the quarters ended March 31, 2015 and 2014, respectively, and 39% of total consolidated revenues for the six months ended March 31, 2015 and 2014. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 68% and 74% of our revenues were derived from within this industry during the quarters ended March 31, 2015 and 2014, respectively, and 68% and 75% of our revenues were derived from within this industry during the six months ended March 31, 2015 and 2014, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 67% and 71% of our revenues during the quarters ended March 31, 2015 and 2014, respectively. Arrangements with transactional or unit-based pricing accounted for approximately 68% and 71% of our revenues during the six months ended March 31, 2015 and 2014, respectively.

We continue to invest in growth initiatives that expand our addressable markets. For our Scores segment, we introduced the FICO® Score Open Access program in fiscal 2014 which allows our participating clients to provide their customers with a free FICO® Score along with materials to help them understand what affects their score. We now have more than 62 million consumer accounts with access to their free score through the FICO® Score Open Access program and with the addition of new participants we expect this to grow to more than 80 million. On December 29, 2014, we announced the FICO® Score is now available to consumers through Experian, a leading global information services provider. Consumers can go to Experian to access the credit score lenders use most when determining applicant eligibility for new credit cards, car loans, mortgages or other lines of credit.

We introduced a full suite of applications for the FICO® Analytic Cloud in fiscal 2014 and continue to invest in the areas of cloud computing and software as a service (“SaaS”). Through the expansion of our product offerings in our Applications and Tools segments, we can accommodate small-to-midsize companies that benefit from the affordability and simplicity of cloud-based solutions.

We continue to make acquisitions that deliver solutions to the financial services industry and adjacent vertical industries; our latest acquisition of TONBELLER was consummated to address the rapidly growing demand for integrated, enterprise-class financial crime and compliance solutions. We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and six months ended March 31, 2015, we repurchased approximately 0.5 million shares for a total value of $40.1 million and 1.4 million shares for a total value of $100.7 million, respectively.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended March 31, 2015	$79.6	30%	14	22
Quarter Ended March 31, 2014	$109.1	20%	21	28
Six Months Ended March 31, 2015	$149.2	40%	28	NM
Six Months Ended March 31, 2014	$192.0	27%	37	NM

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)
NM – Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 28% and 34% of total bookings for the quarters ended March 31, 2015 and 2014, respectively. Professional services bookings were 46% and 38% of total bookings for the quarters ended March 31, 2015 and 2014, respectively. License bookings were 26% and 28% of total bookings for the quarters ended March 31, 2015 and 2014, respectively.
Transactional and maintenance bookings were 25% and 31% of total bookings for the six months ended March 31, 2015 and 2014, respectively. Professional services bookings were 49% and 46% of total bookings for the six months ended March 31, 2015 and 2014, respectively. License bookings were 26% and 23% of total bookings for the six months ended March 31, 2015 and 2014, respectively.
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

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six months ended March 31, 2015 and 2014:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2015	2014	2015	2014	Change	Change
	(In thousands)				(In thousands)
Applications	$134,388	$115,610	65%	62%	$18,778	16%
Scores	49,937	47,858	24%	26%	2,079	4%
Tools	22,784	21,994	11%	12%	790	4%
Total	$207,109	$185,462	100%	100%	21,647	12%
						Period-to-Period
	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2015	2014	2015	2014	Change	Change
	(In thousands)				(In thousands)
Applications	$249,886	$227,526	63%	61%	$22,360	10%
Scores	93,878	95,038	24%	26%	(1,160)	(1)%
Tools	52,895	47,241	13%	13%	5,654	12%
Total	$396,659	$369,805	100%	100%	26,854	7%
Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014
Applications

	Quarter Ended March 31,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$80,315	$76,898	$3,417	4%
Professional services	30,992	28,373	2,619	9%
License	23,081	10,339	12,742	123%
Total	$134,388	$115,610	18,778	16%
Applications segment revenues increased $18.8 million primarily due to a $16.2 million increase in our fraud solutions, driven by a couple of multi-year license transactions in the current quarter. In addition, we had a $3.2 million increase in our compliance solutions which was attributable to our acquisition of TONBELLER in January 2015.

Scores

	Quarter Ended March 31,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$47,814	$46,560	$1,254	3%
Professional services	966	777	189	24%
License	1,157	521	636	122%
Total	$49,937	$47,858	2,079	4%

Scores segment revenues increased $2.1 million due to an increase of $2.9 million in our business-to-consumer services revenue, partially offset by a decrease of $0.8 million in our business-to-business Scores revenue. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Scores available to consumers on Experian.com. The decrease in our business-to-business Scores was primarily attributable to a royalty true-up during the quarter ended March 31, 2014, partially offset by an increase in our transactional scores driven by new originations.
During the quarters ended March 31, 2015 and 2014, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 14% and 16%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Tools

	Quarter Ended March 31,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$10,554	$8,911	$1,643	18%
Professional services	5,988	5,469	519	9%
License	6,242	7,614	(1,372)	(18)%
Total	$22,784	$21,994	790	4%
Tools segment revenues increased $0.8 million primarily attributable to an increase in transactional and maintenance revenue.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Applications

	Six Months Ended March 31,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$158,866	$154,677	$4,189	3%
Professional services	59,491	55,160	4,331	8%
License	31,529	17,689	13,840	78%
Total	$249,886	$227,526	22,360	10%
Applications segment revenues increased $22.4 million primarily due to a $15.8 million increase in our fraud solutions, driven by a couple of multi-year license transactions in the current quarter. In addition, we had a $3.2 million increase in our compliance solutions which was attributable to our acquisition of TONBELLER in January 2015.

Scores

	Six Months Ended March 31,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$90,751	$89,878	$873	1%
Professional services	1,754	1,366	388	28%
License	1,373	3,794	(2,421)	(64)%
Total	$93,878	$95,038	(1,160)	(1)%
Scores segment revenues decreased $1.2 million due to a decrease of $3.5 million in our business-to-business Scores revenue, partially offset by an increase of $2.3 million in our business-to-consumer services revenue. The decrease in our business-to-business Scores was primarily attributable to decreased software revenue related to our Global FICO® Score, and a royalty true-up during the six months ended March 31, 2014, partially offset by an increase in our transactional scores driven by new originations. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Score available to consumers on Experian.com.
During the six months ended March 31, 2015 and 2014, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 14% and 16%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Six Months Ended March 31,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$20,476	$17,469	$3,007	17%
Professional services	11,899	12,379	(480)	(4)%
License	20,520	17,393	3,127	18%
Total	$52,895	$47,241	5,654	12%
Tools segment revenues increased $5.7 million primarily attributable to a one-time settlement with a customer related to under-reported royalties from a multi-year period.
Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six months ended March 31, 2015 and 2014:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2015	2014	2015	2014	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$207,109	$185,462	100%	100%	$21,647	12%
Operating expenses:
Cost of revenues	70,991	58,183	34%	31%	12,808	22%
Research and development	24,341	19,690	12%	10%	4,651	24%
Selling, general and administrative	73,863	65,944	35%	36%	7,919	12%
Amortization of intangible assets	3,515	2,908	2%	2%	607	21%
Total operating expenses	172,710	146,725	83%	79%	25,985	18%
Operating income	34,399	38,737	17%	21%	(4,338)	(11)%
Interest expense, net	(7,718)	(7,099)	(4)%	(4)%	(619)	9%
Other expense, net	(648)	(351)	(1)%	—%	(297)	85%
Income before income taxes	26,033	31,287	12%	17%	(5,254)	(17)%
Provision for income taxes	7,163	10,536	3%	6%	(3,373)	(32)%
Net income	$18,870	$20,751	9%	11%	(1,881)	(9)%
Number of employees at quarter end	2,748	2,512			236	9%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2015	2014	2015	2014	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$396,659	$369,805	100%	100%	$26,854	7%
Operating expenses:
Cost of revenues	137,291	115,502	34%	31%	21,789	19%
Research and development	46,978	37,782	12%	10%	9,196	24%
Selling, general and administrative	146,664	132,933	37%	36%	13,731	10%
Amortization of intangible assets	6,447	5,921	2%	2%	526	9%
Restructuring and acquisition-related	—	3,660	—%	1%	(3,660)	(100)%
Total operating expenses	337,380	295,798	85%	80%	41,582	14%
Operating income	59,279	74,007	15%	20%	(14,728)	(20)%
Interest expense, net	(14,923)	(14,225)	(4)%	(4)%	(698)	5%
Other income (expense), net	1	(1,312)	—%	—%	1,313	(100)%
Income before income taxes	44,357	58,470	11%	16%	(14,113)	(24)%
Provision for income taxes	11,080	20,742	3%	6%	(9,662)	(47)%
Net income	$33,277	$37,728	8%	10%	(4,451)	(12)%

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
Cost of revenues as a percentage of revenues increased to 34% for the quarter ended March 31, 2015 from 31% for the quarter ended March 31, 2014. The $12.8 million increase was primarily attributable to a $6.8 million increase in personnel and labor costs, a $3.4 million increase in outside services, and a $2.1 million increase in direct materials. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost, including a nonrecurring charge related to a large implementation project, as well as an increase in salaries and benefits cost as a result of our increased headcount. The increase in outside services was primarily attributable to an increase in our billable consulting projects utilizing temporary resources. The increase in direct materials was primarily attributable to an increase in third-party royalties cost associated with increased software license sales, as well as a nonrecurring charge in third-party data cost.
Cost of revenues as a percentage of revenues increased to 34% for the six months ended March 31, 2015 from 31% for the six months ended March 31, 2014. The $21.8 million increase was primarily attributable to a $10.5 million increase in personnel and labor costs, an $8.4 million increase in outside services, and a $3.0 million increase in direct materials. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost, including a nonrecurring charge related to a large implementation project, as well as an increase in salaries and benefits cost as a result of our increased headcount. The increase in outside services was primarily attributable to an increase in our billable consulting projects utilizing temporary resources. The increase in direct materials was primarily attributable to an increase in third-party royalties cost associated with increased software license sales, as well as a nonrecurring charge in third-party data cost.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended March 31, 2015.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.
Research and development expenses as a percentage of revenues increased to 12% for the quarter ended March 31, 2015 from 10% for the quarter ended March 31, 2014. The $4.7 million increase was mainly due to a $3.8 million increase in personnel and labor costs, driven by our continued investment in the areas of cloud computing and SaaS, as well as our investment in several new products primarily in the Tools segment.
Research and development expenses as a percentage of revenues increased to 12% for the six months ended March 31, 2015 from 10% for the six months ended March 31, 2014. The $9.2 million increase was mainly due to a $7.0 million increase in personnel and labor costs and a $1.0 million increase in outside services, driven by our continued investment in the areas of cloud computing and SaaS, as well as our investment in several new products primarily in the Tools segment.
Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended March 31, 2015.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The quarter over quarter increase of $7.9 million in selling, general and administrative expenses was primarily attributable to a $4.2 million increase in labor and personnel costs and a $1.3 million increase in marketing expenses. The increase in labor and personnel costs was primarily attributable to an increase in salaries and benefits as a result of our increased headcount, as well as an increase in commissions cost as a result of increased revenues. The increase in marketing expenses was primarily attributable to increased spending in advertising, sales meeting and conference events. Selling, general and administrative expenses as a percentage of revenues decreased to 35% for the quarter ended March 31, 2015 from 36% for the quarter ended March 31, 2014.

Selling, general and administrative expenses as a percentage of revenues increased to 37% for the six months ended March 31, 2015 from 36% for the six months ended March 31, 2014. The $13.7 million increase was primarily attributable to a $7.1 million increase in labor and personnel costs and a $4.1 million increase in marketing expenses. The increase in labor and personnel costs was primarily attributable to an increase in salaries and benefits as a result of our increased headcount, as well as an increase in commissions cost as a result of increased revenues. The increase in marketing expenses was primarily attributable to a company-wide marketing event during the six months ended March 31, 2015, as well as increased spending in advertising, sales meeting and conference events.
Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended March 31, 2015.
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
The quarter over quarter increase of $0.6 million in amortization expense was primarily attributable to the addition of intangible assets associated with our TONBELLER acquisition in January 2015.
The year-to-date period over period increase of $0.5 million in amortization expense was primarily attributable to the addition of intangible assets associated with our TONBELLER acquisition in January 2015.
Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended March 31, 2015.
Restructuring and Acquisition-related
There were no restructuring or acquisition-related charges during the quarter and six months ended March 31, 2015.
There were no restructuring charges during the quarter ended March 31, 2014. During the six months ended March 31, 2014, we incurred $3.7 million in severance charges due to the elimination of 83 positions throughout the company. Cash payments for all the restructuring costs have been paid by the end of the second quarter of our fiscal 2015. There were no acquisition-related charges during the quarter and six months ended March 31, 2014.
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
The quarter over quarter increase in interest expense of $0.6 million was primarily attributable to a higher average balance on our revolving line of credit.
The year-to-date period over period increase in interest expense of $0.7 million was primarily attributable to a higher average balance on our revolving line of credit.
Over the next several quarters we expect net interest expense will be lower than the net interest expense incurred during the quarter ended March 31, 2015.
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

The year-to-date period over period change in other income (expense), net of $1.3 million was primarily attributable to a nonrecurring charge related to our fixed assets balance during the six months ended March 31, 2014, as well as a decrease in foreign currency exchange loss during the six months ended March 31, 2015.
Provision for Income Taxes
The effective income tax rate was 27.5% and 33.7% during the quarters ended March 31, 2015 and 2014, respectively, and 25.0% and 35.5% during the six months ended March 31, 2015 and 2014, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was primarily due to the retroactive extension of the U.S. Federal Research and Development Credit through 2014, which was enacted during the first quarter of our fiscal 2015, as well as a higher percentage of revenue expected in lower taxing jurisdictions.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six months ended March 31, 2015 and 2014:

	Quarter Ended March 31,		Period-to-Period	Period-to-Period Percentage
Segment	2015	2014	Change	Change
	(In thousands)		(In thousands)
Applications	$39,353	$36,659	$2,694	7%
Scores	35,319	36,919	(1,600)	(4)%
Tools	(5,203)	1,190	(6,393)	(537)%
Corporate expenses	(19,753)	(24,072)	4,319	(18)%
Total segment operating income	49,716	50,696	(980)	(2)%
Unallocated share-based compensation	(11,802)	(9,051)	(2,751)	30%
Unallocated amortization expense	(3,515)	(2,908)	(607)	21%
Operating income	$34,399	$38,737	(4,338)	(11)%

	Six Months Ended March 31,		Period-to-Period	Period-to-Period Percentage
Segment	2015	2014	Change	Change
	(In thousands)		(In thousands)
Applications	$65,957	$66,613	$(656)	(1)%
Scores	66,368	73,724	(7,356)	(10)%
Tools	(4,631)	5,366	(9,997)	(186)%
Corporate expenses	(41,372)	(45,829)	4,457	(10)%
Total segment operating income	86,322	99,874	(13,552)	(14)%
Unallocated share-based compensation	(20,596)	(16,286)	(4,310)	26%
Unallocated amortization expense	(6,447)	(5,921)	(526)	9%
Unallocated restructuring and acquisition-related	—	(3,660)	3,660	(100)%
Operating income	$59,279	$74,007	(14,728)	(20)%

Applications

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)				(In thousands)
Segment revenues	$134,388	$115,610	100%	100%	$249,886	$227,526	100%	100%
Segment operating expense	(95,035)	(78,951)	(71)%	(68)%	(183,929)	(160,913)	(74)%	(71)%
Segment operating income	$39,353	$36,659	29%	32%	$65,957	$66,613	26%	29%

Scores

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)				(In thousands)
Segment revenues	$49,937	$47,858	100%	100%	$93,878	$95,038	100%	100%
Segment operating expense	(14,618)	(10,939)	(29)%	(23)%	(27,510)	(21,314)	(29)%	(22)%
Segment operating income	$35,319	$36,919	71%	77%	$66,368	$73,724	71%	78%
Tools

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)				(In thousands)
Segment revenues	$22,784	$21,994	100%	100%	$52,895	$47,241	100%	100%
Segment operating expense	(27,987)	(20,804)	(123)%	(95)%	(57,526)	(41,875)	(109)%	(89)%
Segment operating income (loss)	$(5,203)	$1,190	(23)%	5%	$(4,631)	$5,366	(9)%	11%
The quarter over quarter $4.3 million decrease in operating income was mainly attributable to a $26.9 million increase in segment operating expenses, a $2.7 million increase in share-based compensation cost and a $0.6 million increase in amortization cost, partially offset by a $21.6 million increase in segment revenues and a $4.3 million decrease in corporate expenses.
At the segment level, the quarter over quarter $1.0 million decrease in segment operating income was primarily driven by a $6.4 million decrease in our Tools segment operating income and a $1.6 million decrease in our Scores segment operating income, partially offset by a $4.3 million decrease in corporate expense and a $2.7 million increase in our Applications segment operating income.
The quarter over quarter $2.7 million increase in Applications segment operating income was due to an $18.7 million increase in segment revenues, partially offset by a $16.0 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications decreased to 29% from 32% primarily due to an increase in professional services delivery cost, as well as an increase in salaries and benefits cost as a result of our increased headcount.
The quarter over quarter $1.6 million decrease in Scores segment operating income was due to a $3.7 million increase in segment operating expenses, partially offset by a $2.1 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Scores decreased to 71% from 77% primarily due to an increase in salaries and benefits cost as a result of our increased headcount, as well as a nonrecurring charge in third-party data cost.

The quarter over quarter $6.4 million decrease in Tools segment operating income (loss) was due to a $7.2 million increase in segment operating expenses, partially offset by a $0.8 million increase in segment revenue. Segment operating margin for Tools was a negative 23% for the quarter ended March 31, 2015 compared to a positive 5% for the quarter ended March 31, 2014 primarily due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform and several new products in the Tools segment, as well as an increase in professional services delivery cost.
The year-to-date period over period decrease of $14.7 million in operating income was mainly attributable to a $44.9 million increase in segment operating expenses, a $4.3 million increase in share-based compensation cost and a $0.5 million increase in amortization cost, partially offset by a $26.8 million increase in segment revenues, a $4.5 million decrease in corporate expenses and a $3.7 million decrease in restructuring and acquisition-related cost.

At the segment level, the year-to-date period over period decrease of $13.6 million in segment operating income was driven by a $10.0 million decrease in our Tools segment operating income, a $7.4 million decrease in our Scores segment operating income and a $0.7 million decrease in our Applications segment operating income, partially offset by a $4.5 million decrease in corporate expenses.
The year-to-date period over period $0.7 million decrease in Applications segment operating income was due to a $23.0 million increase in segment operating expenses, partially offset by a $22.3 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 26% from 29% primarily due to an increase in professional services delivery cost, as well as an increase in salaries and benefits cost as a result of our increased headcount, partially offset by an increase in sales of our higher-margin software products.
The year-to-date period over period $7.4 million decrease in Scores segment operating income was attributable primarily to a $6.2 million increase in segment operating expenses and a $1.2 million decrease in segment revenues. Segment operating income as a percentage of segment revenue for Scores decreased to 71% from 78% mainly due to a decrease in sales of our higher-margin software products, an increase in salaries and benefits cost as a result of our increased headcount, and a nonrecurring charge in third-party data cost.
The year-to-date period over period $10.0 million decrease in Tools segment operating income (loss) was attributable primarily to a $15.7 million increase in segment operating expenses, partially offset by a $5.7 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Tools was a negative 9% for the six months ended March 31, 2015 compared to a positive 11% for the six months ended March 31, 2014 mainly due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform and several new products in the Tools segment, as well as an increase in professional services delivery cost, partially offset by an increase in sales of higher-margin software products.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2015, we had $86.8 million in cash and cash equivalents which included $47.7 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $71.0 million principal payment due in May 2015 on our Senior Notes issued in May 2008. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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

Summary of Cash Flows

	Six Months Ended March 31,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$43,282	$75,087
Investing activities	(66,797)	(4,296)
Financing activities	14,504	(46,768)
Effect of exchange rate changes on cash	(9,223)	975
Increase (decrease) in cash and cash equivalents	$(18,234)	$24,998

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $43.3 million during the six months ended March 31, 2015 from $75.1 million during the six months ended March 31, 2014. The $31.8 million decrease was mainly attributable to a $15.2 million increase in our accrued incentive payout, a $14.7 million increase in our income tax payments and a $9.9 million decrease caused by timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $66.8 million for the six months ended March 31, 2015 from $4.3 million for the six months ended March 31, 2014. The $62.5 million increase was primarily attributable to a $56.6 million of net cash used for the acquisition of TONBELLER during the six months ended March 31, 2015 and a $6.0 million increase in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities totaled $14.5 million during the six months ended March 31, 2015 compared to net cash used of $46.8 million during the six months ended March 31, 2014. The $61.3 million change was primarily due to a $99.0 million increase in proceeds from our revolving line of credit, net of payments on our revolving line of credit, partially offset by a $33.6 million increase in repurchases of common stock and a $6.4 million increase in taxes paid related to net share settlement of equity awards.
Repurchases of Common Stock
In August 2014, our Board of Directors approved a new stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to this program, during the quarter and six months ended March 31, 2015 we repurchased 540,000 shares of our common stock for $40.1 million and 1,384,135 shares of our common stock for $100.7 million, respectively. As of March 31, 2015, we had $149.3 million remaining under the August 2014 authorization.
Dividends
During the quarter ended March 31, 2015, we paid a quarterly dividend of two cents per common share. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2015, we had $211.0 million in borrowings outstanding at a weighted average interest rate of 1.555% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.0% and the weighted average maturity is 9.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of March 31, 2015 we were in compliance with all financial covenants under these facilities.
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
Multiple-Deliverable Arrangements Including Non-Software
When we enter into a multiple-deliverable arrangement that includes non-software, each deliverable is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer; for example, we conclude professional services offered along with our SaaS subscription services typically have standalone value using this criteria. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle. Historically, there have been no significant changes in our estimated selling price used in allocation of arrangement consideration. We do not believe there is a reasonable likelihood there will be a material change in the future estimates
Gross vs. Net Revenue Reporting
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
Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: (i) future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; (ii) expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and (iii) the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Historically, there have been no significant changes in our estimates or assumptions. To the extent a significant acquisition is made during a fiscal year, as appropriate we will expand the discussion to include specific assumptions and inputs used to determine the fair value of our acquired intangible assets.
In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our condensed consolidated statements of income and comprehensive income and could have a material impact on our consolidated results of operations and financial position. Historically, there have been no significant changes in our valuation allowances or uncertain tax positions as it relates to business combinations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates.
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
We test goodwill for impairment at the reporting unit levels, which we have determined are the same as our operating segments, at least annually during the fourth quarter of each fiscal year. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would be an indicator of potential impairment of a reporting unit, with the fair value below its carrying value. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using a weighted combination of discounted cash flow valuation model (known as the income approach) and a comparison of our reporting units to guideline publicly-traded companies (known as the market approach). These methods require estimates of our future revenues, profits, capital expenditures, working capital, costs of capital and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We evaluate historical trends, current budgets, operating plans, industry data, and other relevant factors when estimating these amounts. Using assumptions that are different from those used in our estimates, but in each case reasonable, could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For example, if the economic environment impacts our forecasts beyond what we have anticipated, it could cause the fair value of a reporting unit to fall below its respective carrying value.
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
As discussed above, estimates of fair value for all of our reporting units can be affected by a variety of external and internal factors. We believe that the assumptions and estimates utilized were appropriate based on the information available to management. The timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. Historically, there have been no significant changes in our estimates or assumptions that would have had a material impact for our goodwill or intangible assets impairment assessment. We believe our projected operating results and cash flows would need to be significantly less favorable to have a material impact on our impairment assessment. However, based upon our historical experience with operations, we do not believe there is a reasonable likelihood of a significant change in our projections.

Share-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). We use the Black-Scholes valuation model to determine the fair value of our stock options and a Monte Carlo valuation model to determine the fair value of our market stock units. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. Historically, there have been no material changes in our estimates or assumptions. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions.

Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our condensed consolidated balance sheet using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our condensed consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase. We have historically had minimal changes in our valuation allowances related to deferred tax assets.
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the technical merits of the tax position indicate it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions and they are evaluated on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. Historically, settlements related to our unrecognized tax benefits have been minimal.
A description of our accounting policies associated with tax-related contingencies and valuation allowances assumed as part of a business combination is provided under “Business Combinations” above.
Contingencies and Litigation
We are subject to various proceedings, lawsuits and claims relating to products and services, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. If the potential loss is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered less than probable or the amount cannot be reasonably estimated, disclosure of the matter is considered. The amount of loss accrual or disclosure, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. Due to uncertainties related to these matters, accruals or disclosures are based on the best information available at the time. Significant judgment is required in both the assessment of likelihood and in the determination of a range of potential losses. Revisions in the estimates of the potential liabilities could have a material impact on our consolidated financial position or consolidated results of operations. Historically, there have been no material changes in our estimates or assumptions. We do not believe there is a reasonable likelihood there will be a material change in the future estimates.
New Accounting Pronouncements Recently Issued or Adopted
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Early adoption is not permitted. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance" ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which means it will be effective for our fiscal year beginning October 1, 2016. Early adoption is permitted. We do not believe that adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2015 and September 30, 2014:

	March 31, 2015			September 30, 2014
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$86,841	$86,841	0.88%	$105,075	$105,075	0.03%
On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at March 31, 2015 and September 30, 2014:

	March 31, 2015			September 30, 2014
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$202,000	$202,000	$213,606	$202,000	$202,000	$214,170
The 2010 Senior Notes	$245,000	$245,000	$252,186	$245,000	$245,000	$248,557

We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $211.0 million in borrowings outstanding at a weighted average interest rate of 1.555% under the credit facility as of March 31, 2015.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency at March 31, 2015 and September 30, 2014:

	March 31, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	7,550	$5,923	$—
Euro (EUR)	EUR	6,050	$6,508	$—
Buy foreign currency:
British pound (GBP)	GBP	6,366	$9,400	$—

	September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	$—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	$—
The foreign currency forward contracts were entered into on March 31, 2015 and September 30, 2014, respectively; therefore, their fair value was $0 on each of these dates.

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

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. A more detailed discussion of our accounting for business combinations and other items is presented in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2).

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2015 through January 31, 2015	550,020	$74.33	540,000	$149,287,082
February 1, 2015 through February 28, 2015	1,155	$78.05	—	$149,287,082
March 1, 2015 through March 31, 2015	1,562	$85.60	—	$149,287,082
	552,737	$74.37	540,000	$149,287,082

(1)	Includes 12,737 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2015.

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

FAIR ISAAC CORPORATION

DATE:	April 27, 2015

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 27, 2015

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2015

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