Form 10-Q
period 2015-06-30
FAIR ISAAC CORP
filed 2015-07-30
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on July 17, 2015 was 31,137,873 (excluding 57,718,910 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	September 30, 2014
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$84,358	$105,075
Accounts receivable, net	147,304	155,295
Prepaid expenses and other current assets	37,428	28,157
Total current assets	269,090	288,527
Marketable securities available for sale	9,907	8,751
Other investments	10,958	11,033
Property and equipment, net	38,706	36,677
Goodwill	818,952	779,928
Intangible assets, net	51,269	47,914
Deferred income taxes	9,499	13,061
Other assets	7,746	6,407
Total assets	$1,216,127	$1,192,298
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,386	$22,000
Accrued compensation and employee benefits	36,648	56,650
Other accrued liabilities	29,623	36,235
Deferred revenue	54,260	56,519
Current maturities on debt	72,000	170,000
Total current liabilities	218,917	341,404
Long-term debt	576,000	376,000
Other liabilities	24,548	20,280
Total liabilities	819,465	737,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock [$0.01 par value; 1,000 shares authorized; none issued and outstanding]	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 31,137 and 32,047 shares outstanding at June 30, 2015 and September 30, 2014, respectively)	311	320
Paid-in-capital	1,140,768	1,129,317
Treasury stock, at cost (57,720 and 56,810 shares at June 30, 2015 and September 30, 2014, respectively)	(2,039,050)	(1,936,095)
Retained earnings	1,335,562	1,284,261
Accumulated other comprehensive loss	(40,929)	(23,189)
Total stockholders’ equity	396,662	454,614
Total liabilities and stockholders’ equity	$1,216,127	$1,192,298

See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$144,695	$132,254	$414,788	$394,278
Professional services	37,998	38,522	111,142	107,427
License	26,673	26,834	80,095	65,710
Total revenues	209,366	197,610	606,025	567,415
Operating expenses:
Cost of revenues *	66,202	62,752	203,493	178,254
Research and development	25,610	23,240	72,588	61,022
Selling, general and administrative *	74,645	71,557	221,309	204,490
Amortization of intangible assets *	3,599	3,019	10,046	8,940
Restructuring and acquisition-related	2,256	621	2,256	4,281
Total operating expenses	172,312	161,189	509,692	456,987
Operating income	37,054	36,421	96,333	110,428
Interest expense, net	(7,360)	(7,051)	(22,283)	(21,276)
Other income (expense), net	770	931	771	(381)
Income before income taxes	30,464	30,301	74,821	88,771
Provision for income taxes	10,558	9,753	21,638	30,495
Net income	19,906	20,548	53,183	58,276
Other comprehensive income (loss):
Foreign currency translation adjustments	12,779	5,705	(17,740)	12,603
Comprehensive income	$32,685	$26,253	$35,443	$70,879
Earnings per share:
Basic	$0.64	$0.60	$1.69	$1.69
Diluted	$0.62	$0.58	$1.63	$1.65
Shares used in computing earnings per share:
Basic	31,118	34,210	31,465	34,458
Diluted	32,363	35,162	32,648	35,420

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5 to the condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2014	32,047	$320	$1,129,317	$(1,936,095)	$1,284,261	$(23,189)	$454,614
Share-based compensation	—	—	32,762	—	—	—	32,762
Issuance of treasury stock under employee stock plans	801	8	(32,214)	27,747	—	—	(4,459)
Tax effect from share-based payment arrangements	—	—	10,903	—	—	—	10,903
Repurchases of common stock	(1,711)	(17)	—	(130,702)	—	—	(130,719)
Dividends paid	—	—	—	—	(1,882)	—	(1,882)
Net income	—	—	—	—	53,183	—	53,183
Foreign currency translation adjustments	—	—	—	—	—	(17,740)	(17,740)
Balance at June 30, 2015	31,137	$311	$1,140,768	$(2,039,050)	$1,335,562	$(40,929)	$396,662
See accompanying notes to condensed consolidated financial statements.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$53,183	$58,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,093	24,196
Share-based compensation	32,762	25,631
Deferred income taxes	75	(7,576)
Tax effect from share-based payment arrangements	10,903	5,844
Excess tax benefits from share-based payment arrangements	(11,364)	(5,934)
Provision for doubtful accounts, net	—	998
Net loss on sales of property and equipment	12	3
Changes in operating assets and liabilities:
Accounts receivable	10,609	(9,934)
Prepaid expenses and other assets	(11,309)	1,206
Accounts payable	2,324	1,622
Accrued compensation and employee benefits	(19,700)	2,976
Other liabilities	(6,968)	5,532
Deferred revenue	(220)	973
Net cash provided by operating activities	86,400	103,813
Cash flows from investing activities:
Purchases of property and equipment	(18,266)	(7,088)
Cash paid for acquisitions, net of cash acquired	(56,992)	(7,253)
Distribution from cost method investees	75	—
Net cash used in investing activities	(75,183)	(14,341)
Cash flows from financing activities:
Proceeds from revolving line of credit	241,000	96,000
Payments on revolving line of credit	(68,000)	(28,000)
Payments on senior notes	(71,000)	(8,000)
Proceeds from issuance of treasury stock under employee stock plans	13,643	18,041
Taxes paid related to net share settlement of equity awards	(18,102)	(10,790)
Dividends paid	(1,882)	(2,074)
Repurchases of common stock	(130,719)	(152,329)
Excess tax benefits from share-based payment arrangements	11,364	5,934
Net cash used in financing activities	(23,696)	(81,218)
Effect of exchange rate changes on cash	(8,238)	1,677
Increase (decrease) in cash and cash equivalents	(20,717)	9,931
Cash and cash equivalents, beginning of period	105,075	83,178
Cash and cash equivalents, end of period	$84,358	$93,109
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$31,122	$17,174
Cash paid for interest	$22,835	$21,468
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$733	$708
Unsettled repurchases of common stock	$—	$8,846
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
New Accounting Pronouncements Recently Issued or Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB issued guidance to defer the effective date for one year. For public entities, the standard will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

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

The purchase price allocation as of the date of the acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The major classes of assets and liabilities to which we have preliminarily allocated the purchase price are as follows:

(In thousands)
Consideration

Cash	$59,632

Acquisition-related costs (included in the company’s condensed consolidated statement of income for the nine months ended June 30, 2015 as a component of restructuring and acquisition-related expenses)	$763

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$2,640
Accounts receivable, net	5,389
Prepaid expenses and other current assets	209
Intangible assets:
Completed technology	2,700
Customer relationships	11,600
Trade names	600
Other assets	112
Accounts payable	(1,118)
Accrued compensation and employee benefits	(1,506)
Other accrued liabilities	(2,838)
Deferred income taxes	(4,349)
Total identifiable net assets	13,439

Goodwill	46,193
Total	$59,632

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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2015 and September 30, 2014.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2015 and September 30, 2014.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2015 and September 30, 2014:

June 30, 2015	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2015
	(In thousands)
Assets:
Cash equivalents (1)	$439	$439
Marketable securities (2)	9,907	9,907
Total	$10,346	$10,346

September 30, 2014	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2014
	(In thousands)
Assets:
Cash equivalents (1)	$10,326	$10,326
Marketable securities (2)	8,751	8,751
Total	$19,077	$19,077

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at June 30, 2015 and September 30, 2014. Not included in these tables are cash deposits of $83.9 million and $94.7 million at June 30, 2015 and September 30, 2014, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at June 30, 2015 and September 30, 2014.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2015 and September 30, 2014:

	June 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	4,000	$3,208	$—
Euro (EUR)	EUR	6,600	$7,389	$—
Buy foreign currency:
British pound (GBP)	GBP	4,397	$6,900	$—

	September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	$—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	$—

The foreign currency forward contracts were entered into on June 30, 2015 and September 30, 2014, respectively; therefore, their fair value was $0 on each of these dates.
Gains on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Gains on foreign currency forward contracts	$548	$318	$209	$850
5. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$1,919	$1,880	$5,656	$5,502
Selling, general and administrative expenses	1,680	1,139	4,390	3,438
	$3,599	$3,019	$10,046	$8,940

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $155.1 million and $142.2 million as of June 30, 2015 and September 30, 2014, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2015, was as follows (in thousands):

Year Ended September 30,
2015 (excluding the nine months ended June 30, 2015)	$3,644
2016	14,347
2017	13,220
2018	6,006
2019	5,492
Thereafter	8,560
$51,269
The following table summarizes changes to goodwill during the nine months ended June 30, 2015, both in total and as allocated to our segments:

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2014	$560,295	$146,648	$72,985	$779,928
Addition from acquisitions	46,193	—	—	46,193
Foreign currency translation adjustment	(6,277)	—	(892)	(7,169)
Balance at June 30, 2015	$600,211	$146,648	$72,093	$818,952

6. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization at June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
	(In thousands)
Property and equipment	$112,515	$164,548
Less: accumulated depreciation and amortization	(73,809)	(127,871)
	$38,706	$36,677
7. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2015, we had $272.0 million in borrowings outstanding at a weighted average interest rate of 1.835%, of which $200.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of June 30, 2015.
8. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The Series C Note matured on May 7, 2015 and the entire $63.0 million principal balance was repaid. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of June 30, 2015, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $376.0 million and $447.0 million as of June 30, 2015 and September 30, 2014, respectively. The fair value of the Senior Notes was $403.2 million and $462.7 million as of June 30, 2015 and September 30, 2014, respectively. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
9. Restructuring Expenses
During the quarter ended June 30, 2015, we incurred $1.5 million in severance charges due to the elimination of 44 positions throughout the company. Cash payments for all the restructuring charges will be paid by the end of the first quarter of our fiscal 2016.
The following table summarizes our restructuring accruals and certain FICO facility closures. The accrual for employee separation is recorded in other accrued current liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at	Expense Additions	Cash Payments	Accrual at
	September 30, 2014			June 30, 2015
	(In thousands)
Facilities charges	$92	$—	$(92)	$—
Employee separation	170	1,493	(1,139)	524
	$262	$1,493	$(1,231)	$524
10. Income Taxes
Effective Tax Rate
The effective income tax rate was 34.7% and 32.2% during the quarters ended June 30, 2015 and 2014, respectively and 28.9% and 34.4% during the nine months ended June 30, 2015 and 2014, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was primarily due to the retroactive extension of the U.S. Federal Research and Development Credit through 2014, which was enacted during the first quarter of our fiscal 2015, as well as lower foreign tax expense.
The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $5.2 million and $4.6 million at June 30, 2015 and September 30, 2014, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.7 million and $0.5 million, related to unrecognized tax benefits as of June 30, 2015 and September 30, 2014, respectively.

11. Earnings Per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine months ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$19,906	$20,548	$53,183	$58,276
Denominator - share:
Basic weighted-average shares	31,118	34,210	31,465	34,458
Effect of dilutive securities	1,245	952	1,183	962
Diluted weighted-average shares	32,363	35,162	32,648	35,420
Earnings per share:
Basic	$0.64	$0.60	$1.69	$1.69
Diluted	$0.62	$0.58	$1.63	$1.65
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the options’ exercise price exceeds the average market price of our common stock as their inclusion would be antidilutive. There were no options excluded for the quarter ended June 30, 2015. There were approximately 14,000 options excluded for the quarter ended June 30, 2014. There were approximately 179,850 and 9,000 options excluded for the nine months ended June 30, 2015 and 2014, respectively.
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
The following tables summarize segment information for the quarters and nine months ended June 30, 2015 and 2014:

	Quarter Ended June 30, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$79,731	$54,255	$10,709	$—	$144,695
Professional services	31,009	615	6,374	—	37,998
License	16,394	884	9,395	—	26,673
Total segment revenues	127,134	55,754	26,478	—	209,366
Segment operating expense	(90,228)	(14,736)	(28,554)	(20,773)	(154,291)
Segment operating income (loss)	$36,906	$41,018	$(2,076)	$(20,773)	55,075
Unallocated share-based compensation expense					(12,166)
Unallocated amortization expense					(3,599)
Unallocated restructuring and acquisition-related					(2,256)
Operating income					37,054
Unallocated interest expense, net					(7,360)
Unallocated other income, net					770
Income before income taxes					$30,464
Depreciation expense	$3,734	$258	$834	$621	$5,447

	Quarter Ended June 30, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$78,915	$44,077	$9,262	$—	$132,254
Professional services	31,898	801	5,823	—	38,522
License	19,043	452	7,339	—	26,834
Total segment revenues	129,856	45,330	22,424	—	197,610
Segment operating expense	(86,413)	(11,444)	(24,923)	(25,424)	(148,204)
Segment operating income (loss)	$43,443	$33,886	$(2,499)	$(25,424)	49,406
Unallocated share-based compensation expense					(9,345)
Unallocated amortization expense					(3,019)
Unallocated restructuring and acquisition-related					(621)
Operating income					36,421
Unallocated interest expense, net					(7,051)
Unallocated other income, net					931
Income before income taxes					$30,301
Depreciation expense	$3,616	$213	$706	$630	$5,165

	Nine Months Ended June 30, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$238,597	$145,006	$31,185	$—	$414,788
Professional services	90,500	2,369	18,273	—	111,142
License	47,923	2,257	29,915	—	80,095
Total segment revenues	377,020	149,632	79,373	—	606,025
Segment operating expense	(274,157)	(42,246)	(86,080)	(62,145)	(464,628)
Segment operating income (loss)	$102,863	$107,386	$(6,707)	$(62,145)	141,397
Unallocated share-based compensation expense					(32,762)
Unallocated amortization expense					(10,046)
Unallocated restructuring and acquisition-related					(2,256)
Operating income					96,333
Unallocated interest expense, net					(22,283)
Unallocated other income, net					771
Income before income taxes					$74,821
Depreciation expense	$10,948	$702	$2,424	$1,973	$16,047

	Nine Months Ended June 30, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$233,592	$133,955	$26,731	—	$394,278
Professional services	87,058	2,167	18,202	—	107,427
License	36,732	4,246	24,732	—	65,710
Total segment revenues	357,382	140,368	69,665	—	567,415
Segment operating expense	(247,326)	(32,758)	(66,798)	(71,253)	(418,135)
Segment operating income	$110,056	$107,610	$2,867	$(71,253)	149,280
Unallocated share-based compensation expense					(25,631)
Unallocated amortization expense					(8,940)
Unallocated restructuring and acquisition-related					(4,281)
Operating income					110,428
Unallocated interest expense, net					(21,276)
Unallocated other expense, net					(381)
Income before income taxes					$88,771
Depreciation expense	$10,714	$623	$1,942	$1,977	$15,256

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

We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 38% and 41% of total consolidated revenues for the quarters ended June 30, 2015 and 2014, respectively, and 39% and 40% of total consolidated revenues for the nine months ended June 30, 2015 and 2014, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 66% and 72% of our revenues were derived from within this industry during the quarters ended June 30, 2015 and 2014, respectively, and 67% and 74% of our revenues were derived from within this industry during the nine months ended June 30, 2015 and 2014, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 69% and 67% of our revenues during the quarters ended June 30, 2015 and 2014, respectively. Arrangements with transactional or unit-based pricing accounted for approximately 68% and 69% of our revenues during the nine months ended June 30, 2015 and 2014, respectively.

We continue to invest in growth initiatives that expand our addressable markets. For our Scores segment, we introduced the FICO® Score Open Access program in fiscal 2014 which allows our participating clients to provide their customers with a free FICO® Score along with materials to help them understand what affects their score. We now have more than 69 million consumer accounts with access to their free score through the FICO® Score Open Access program and with the addition of new participants we expect this to grow to more than 135 million. On December 29, 2014, we announced the FICO® Score is now available to consumers through Experian, a leading global information services provider. Consumers can go to Experian to access the credit score lenders use most when determining applicant eligibility for new credit cards, car loans, mortgages or other lines of credit.

We introduced a full suite of applications for the FICO® Analytic Cloud in fiscal 2014 and continue to invest in the areas of cloud computing and software as a service (“SaaS”). Through the expansion of our product offerings in our Applications and Tools segments, we can accommodate small-to-midsize companies that benefit from the affordability and simplicity of cloud-based solutions.

We continue to make acquisitions that deliver solutions to the financial services industry and adjacent vertical industries; our latest acquisition of TONBELLER was consummated to address the rapidly growing demand for integrated, enterprise-class financial crime and compliance solutions. We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and nine months ended June 30, 2015, we repurchased approximately 0.3 million shares for a total value of $30.0 million and 1.7 million shares for a total value of $130.7 million, respectively.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended June 30, 2015	$60.2	27%	11	21
Quarter Ended June 30, 2014	$84.5	18%	14	28
Nine Months Ended June 30, 2015	$209.4	45%	39	NM
Nine Months Ended June 30, 2014	$276.5	29%	51	NM

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)
NM – Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 25% and 24% of total bookings for the quarters ended June 30, 2015 and 2014, respectively. Professional services bookings were 49% and 47% of total bookings for the quarters ended June 30, 2015 and 2014, respectively. License bookings were 26% and 29% of total bookings for the quarters ended June 30, 2015 and 2014, respectively.
Transactional and maintenance bookings were 25% and 29% of total bookings for the nine months ended June 30, 2015 and 2014, respectively. Professional services bookings were 49% and 46% of total bookings for the nine months ended June 30, 2015 and 2014, respectively. License bookings were 26% and 25% of total bookings for the nine months ended June 30, 2015 and 2014, respectively.
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

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine months ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2015	2014	2015	2014	Change	Change
	(In thousands)				(In thousands)
Applications	$127,134	$129,856	61%	66%	$(2,722)	(2)%
Scores	55,754	45,330	26%	23%	10,424	23%
Tools	26,478	22,424	13%	11%	4,054	18%
Total	$209,366	$197,610	100%	100%	11,756	6%
						Period-to-Period
	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2015	2014	2015	2014	Change	Change
	(In thousands)				(In thousands)
Applications	$377,020	$357,382	62%	63%	$19,638	5%
Scores	149,632	140,368	25%	25%	9,264	7%
Tools	79,373	69,665	13%	12%	9,708	14%
Total	$606,025	$567,415	100%	100%	38,610	7%
Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014
Applications

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$79,731	$78,915	$816	1%
Professional services	31,009	31,898	(889)	(3)%
License	16,394	19,043	(2,649)	(14)%
Total	$127,134	$129,856	(2,722)	(2)%
Applications segment revenues decreased $2.7 million primarily due to a $4.3 million decrease in our marketing solutions and a $3.1 million decrease in our fraud solutions, partially offset by a $4.5 million increase in our compliance solutions. The decrease in marketing solutions was primarily attributable to a decrease in license revenue, driven by a large deal to develop customized software solutions for a customer during the quarter ended June 30, 2014. The decrease in fraud solutions revenues was primarily attributable to a decrease in software and service revenues. The increase in compliance solutions was attributable to our acquisition of TONBELLER in January 2015.

Scores

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$54,255	$44,077	$10,178	23%
Professional services	615	801	(186)	(23)%
License	884	452	432	96%
Total	$55,754	$45,330	10,424	23%
Scores segment revenues increased $10.4 million due to an increase of $8.7 million in our business-to-consumer services revenue and an increase of $1.7 million in our business-to-business Scores revenue. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Scores available to consumers on Experian.com. The increase in our business-to-business Scores was primarily attributable to an increase in our transactional scores driven by new originations.
During the quarters ended June 30, 2015 and 2014, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 18% and 14%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Tools

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$10,709	$9,262	$1,447	16%
Professional services	6,374	5,823	551	9%
License	9,395	7,339	2,056	28%
Total	$26,478	$22,424	4,054	18%
Tools segment revenues increased $4.1 million primarily attributable to an increase in license revenue driven by sales of our Blaze and Model Central software, as well as an increase in transactional and maintenance revenue.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Applications

	Nine Months Ended June 30,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$238,597	$233,592	$5,005	2%
Professional services	90,500	87,058	3,442	4%
License	47,923	36,732	11,191	30%
Total	$377,020	$357,382	19,638	5%

Applications segment revenues increased $19.6 million primarily due to a $13.2 million increase in our fraud solutions, mainly driven by a couple of multi-year license transactions during the nine months ended June 30, 2015. In addition, we had a $7.7 million increase in our compliance solutions which was attributable to our acquisition of TONBELLER in January 2015.
Scores

	Nine Months Ended June 30,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$145,006	$133,955	$11,051	8%
Professional services	2,369	2,167	202	9%
License	2,257	4,246	(1,989)	(47)%
Total	$149,632	$140,368	9,264	7%
Scores segment revenues increased $9.3 million due to an increase of $11.0 million in our business-to-consumer services revenue, partially offset by a decrease of $1.7 million in our business-to-business Scores revenue. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Score available to consumers on Experian.com. The decrease in our business-to-business Scores was primarily attributable to decreased software revenue related to our Global FICO® Score, and a royalty true-up during the nine months ended June 30, 2014, partially offset by an increase in our transactional scores driven by new originations.
During the nine months ended June 30, 2015 and 2014, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 16% and 15%, respectively, of our total revenues, including revenues from these customers that are recorded in our other segments.

Tools

	Nine Months Ended June 30,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$31,185	$26,731	$4,454	17%
Professional services	18,273	18,202	71	—%
License	29,915	24,732	5,183	21%
Total	$79,373	$69,665	9,708	14%
Tools segment revenues increased $9.7 million due to an increase in license revenue primarily attributable to a one-time settlement with a customer related to under-reported royalties from a multi-year period, as well as an increase in transactional and maintenance revenue, primarily attributable to our acquisition of InfoCentricity in April 2014.
Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine months ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2015	2014	2015	2014	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$209,366	$197,610	100%	100%	$11,756	6%
Operating expenses:
Cost of revenues	66,202	62,752	31%	32%	3,450	5%
Research and development	25,610	23,240	12%	12%	2,370	10%
Selling, general and administrative	74,645	71,557	36%	36%	3,088	4%
Amortization of intangible assets	3,599	3,019	2%	1%	580	19%
Restructuring and acquisition-related	2,256	621	1%	—%	1,635	263%
Total operating expenses	172,312	161,189	82%	81%	11,123	7%
Operating income	37,054	36,421	18%	19%	633	2%
Interest expense, net	(7,360)	(7,051)	(3)%	(4)%	(309)	4%
Other income, net	770	931	—%	—%	(161)	(17)%
Income before income taxes	30,464	30,301	15%	15%	163	1%
Provision for income taxes	10,558	9,753	5%	5%	805	8%
Net income	$19,906	$20,548	10%	10%	(642)	(3)%
Number of employees at quarter end	2,810	2,627			183	7%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2015	2014	2015	2014	Period Change	Change
	(In thousands)				(In thousands)
Revenues	$606,025	$567,415	100%	100%	$38,610	7%
Operating expenses:
Cost of revenues	203,493	178,254	34%	31%	25,239	14%
Research and development	72,588	61,022	12%	11%	11,566	19%
Selling, general and administrative	221,309	204,490	36%	36%	16,819	8%
Amortization of intangible assets	10,046	8,940	2%	2%	1,106	12%
Restructuring and acquisition-related	2,256	4,281	—%	1%	(2,025)	(47)%
Total operating expenses	509,692	456,987	84%	81%	52,705	12%
Operating income	96,333	110,428	16%	19%	(14,095)	(13)%
Interest expense, net	(22,283)	(21,276)	(4)%	(4)%	(1,007)	5%
Other income (expense), net	771	(381)	—%	—%	1,152	(302)%
Income before income taxes	74,821	88,771	12%	15%	(13,950)	(16)%
Provision for income taxes	21,638	30,495	3%	5%	(8,857)	(29)%
Net income	$53,183	$58,276	9%	10%	(5,093)	(9)%

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
The quarter over quarter increase of $3.5 million in cost of revenues was primarily attributable to a $2.4 million increase in direct materials and a $1.8 million increase in outside services. The increase in direct materials was primarily attributable to an increase in third-party data cost associated with the increase in our in business-to-consumer services revenue. The increase in outside services was primarily attributable to an increase in our billable consulting projects utilizing temporary resources. Cost of revenues as a percentage of revenues was 31% for the quarter ended June 30, 2015, materially consistent with the quarter ended June 30, 2014.
Cost of revenues as a percentage of revenues increased to 34% for the nine months ended June 30, 2015 from 31% for the nine months ended June 30, 2014. The $25.2 million increase was primarily attributable to a $10.2 million increase in outside services, an $8.7 million increase in personnel and labor costs, and a $5.6 million increase in direct materials. The increase in outside services was primarily attributable to an increase in our billable consulting projects utilizing temporary resources. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost, including a nonrecurring charge related to a large implementation project, as well as an increase in salaries and benefits cost as a result of our increased headcount. The increase in direct materials was primarily attributable to an increase in third-party royalties cost associated with increased software license sales, as well as an increase in third-party data cost associated with the increase in our in business-to-consumer services revenue.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended June 30, 2015.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.
The quarter over quarter $2.4 million increase in research and development expenses was mainly due to a $3.5 million increase in personnel and labor costs, partially offset by a $1.2 million decrease in outside services. The increase in personnel and labor costs was primarily attributable to our continued investment in the areas of cloud computing and SaaS, as well as our investment in several new products primarily in the Tools segment. Research and development expenses as a percentage of revenues was 12% for the quarter ended June 30, 2015, consistent with the quarter ended June 30, 2014.
Research and development expenses as a percentage of revenues increased to 12% for the nine months ended June 30, 2015 from 11% for the nine months ended June 30, 2014. The $11.6 million increase was mainly due to a $9.2 million increase in personnel and labor costs, primarily driven by our continued investment in the areas of cloud computing and SaaS, as well as our investment in several new products primarily in the Tools segment.
Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended June 30, 2015.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The quarter over quarter increase of $3.1 million in selling, general and administrative expenses was primarily attributable to a $2.6 million increase in labor and personnel costs, mainly due to an increase in salaries and benefits as a result of our increased headcount. Selling, general and administrative expenses as a percentage of revenues was 36% for the quarter ended June 30, 2015, consistent with the quarter ended June 30, 2014.

The year-to-date period over period increase of $16.8 million in selling, general and administrative expenses was primarily attributable to a $7.6 million increase in labor and personnel costs, a $3.3 million increase in marketing expenses, as well as a $3.0 million increase in share based compensation cost. The increase in labor and personnel costs was primarily attributable to an increase in salaries and benefits as a result of our increased headcount, as well as an increase in commissions cost as a result of increased revenues. The increase in marketing expenses was primarily attributable to a company-wide marketing event during the nine months ended June 30, 2015, as well as increased spending in advertising, sales meeting and conference events. An increase in share based compensation cost was primarily attributable to an increase in our stock price as well as our increased headcount. Selling, general and administrative expenses as a percentage of revenues was 36% for the nine months ended June 30, 2015, consistent with the nine months ended June 30, 2014.
Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended June 30, 2015.
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
The year-to-date period over period increase of $1.1 million in amortization expense was primarily attributable to the addition of intangible assets associated with our TONBELLER acquisition in January 2015.
Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended June 30, 2015.
Restructuring and Acquisition-related
During the quarter and nine months ended June 30, 2015, we incurred $1.5 million in severance charges due to the elimination of 44 positions throughout the company. Cash payments for all the restructuring charges will be paid by the end of the first quarter of our fiscal 2016. During the quarter and nine months ended June 30, 2015, we incurred $0.8 million in acquisition-related cost associated with our TONBELLER acquisition.
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
The quarter over quarter increase in interest expense of $0.3 million was primarily attributable to a higher average balance on our revolving line of credit, partially offset by the $71.0 million principal payment in May 2015 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the quarter ended June 30, 2015.
The year-to-date period over period increase in interest expense of $1.0 million was primarily attributable to a higher average balance on our revolving line of credit, partially offset by the $71.0 million principal payment in May 2015 on the Senior Notes issued in May 2008 resulting in lower average debt balance for the nine months ended June 30, 2015.
Over the next several quarters we expect net interest expense will be consistent with or slightly lower than the net interest expense incurred during the quarter ended June 30, 2015.

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
The year-to-date period over period change in other income (expense), net of $1.2 million was primarily attributable to a decrease in foreign currency exchange loss during the nine months ended June 30, 2015.
Provision for Income Taxes
The effective income tax rate was 34.7% and 32.2% during the quarters ended June 30, 2015 and 2014, respectively, and 28.9% and 34.4% during the nine months ended June 30, 2015 and 2014, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The decrease in our effective tax rate year over year was primarily due to the retroactive extension of the U.S. Federal Research and Development Credit through 2014, which was enacted during the first quarter of our fiscal 2015, as well as lower foreign tax expense.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and nine months ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2015	2014	Change	Change
	(In thousands)		(In thousands)
Applications	$36,906	$43,443	$(6,537)	(15)%
Scores	41,018	33,886	7,132	21%
Tools	(2,076)	(2,499)	423	(17)%
Corporate expenses	(20,773)	(25,424)	4,651	(18)%
Total segment operating income	55,075	49,406	5,669	11%
Unallocated share-based compensation	(12,166)	(9,345)	(2,821)	30%
Unallocated amortization expense	(3,599)	(3,019)	(580)	19%
Unallocated restructuring and acquisition-related	(2,256)	(621)	(1,635)	263%
Operating income	$37,054	$36,421	633	2%

	Nine Months Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2015	2014	Change	Change
	(In thousands)		(In thousands)
Applications	$102,863	$110,056	$(7,193)	(7)%
Scores	107,386	107,610	(224)	—%
Tools	(6,707)	2,867	(9,574)	(334)%
Corporate expenses	(62,145)	(71,253)	9,108	(13)%
Total segment operating income	141,397	149,280	(7,883)	(5)%
Unallocated share-based compensation	(32,762)	(25,631)	(7,131)	28%
Unallocated amortization expense	(10,046)	(8,940)	(1,106)	12%
Unallocated restructuring and acquisition-related	(2,256)	(4,281)	2,025	(47)%
Operating income	$96,333	$110,428	(14,095)	(13)%

Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)				(In thousands)
Segment revenues	$127,134	$129,856	100%	100%	$377,020	$357,382	100%	100%
Segment operating expense	(90,228)	(86,413)	(71)%	(67)%	(274,157)	(247,326)	(73)%	(69)%
Segment operating income	$36,906	$43,443	29%	33%	$102,863	$110,056	27%	31%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)				(In thousands)
Segment revenues	$55,754	$45,330	100%	100%	$149,632	$140,368	100%	100%
Segment operating expense	(14,736)	(11,444)	(26)%	(25)%	(42,246)	(32,758)	(28)%	(23)%
Segment operating income	$41,018	$33,886	74%	75%	$107,386	$107,610	72%	77%
Tools

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)				(In thousands)
Segment revenues	$26,478	$22,424	100%	100%	$79,373	$69,665	100%	100%
Segment operating expense	(28,554)	(24,923)	(108)%	(111)%	(86,080)	(66,798)	(108)%	(96)%
Segment operating income (loss)	$(2,076)	$(2,499)	(8)%	(11)%	$(6,707)	$2,867	(8)%	4%
The quarter over quarter $0.6 million increase in operating income was attributable to an $11.8 million increase in segment revenues and a $4.6 million decrease in corporate expenses, partially offset by a $10.7 million increase in segment operating expenses, a $2.8 million increase in share-based compensation cost, a $1.7 million increase in restructuring and acquisition-related cost and a $0.6 million increase in amortization cost.
At the segment level, the quarter over quarter $5.7 million increase in segment operating income was driven by a $7.2 million increase in our Scores segment operating income, a $4.6 million decrease in corporate expense and a $0.4 million decrease in our Tools segment operating loss, partially offset by a $6.5 million decrease in our Applications segment operating income.
The quarter over quarter $6.5 million decrease in Applications segment operating income was due to a $3.8 million increase in segment operating expenses and a $2.7 million decrease in segment revenues. Segment operating income as a percentage of segment revenue for Applications decreased to 29% from 33% primarily due to an increase in professional services delivery cost, an increase in salaries and benefits cost as a result of our increased headcount, and a decrease in sales of our higher-margin software products.
The quarter over quarter $7.2 million increase in Scores segment operating income was due to a $10.5 million increase in segment revenue, partially offset by a $3.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 74% for the quarter ended June 30, 2015, materially consistent with the quarter ended June 30, 2014.

The quarter over quarter $0.4 million decrease in Tools segment operating loss was due to a $4.0 million increase in segment revenue, partially offset by a $3.6 million increase in segment operating expenses. Segment operating margin for Tools improved to a negative 8% from a negative 11% primarily due to an increase in sales of our higher-margin software products, partially offset by an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform and several new products in the Tools segment, as well as an increase in professional services delivery cost.
The year-to-date period over period decrease of $14.1 million in operating income was attributable to a $55.6 million increase in segment operating expenses, a $7.1 million increase in share-based compensation cost and a $1.1 million increase in amortization cost, partially offset by a $38.6 million increase in segment revenues, a $9.1 million decrease in corporate expenses and a $2.0 million decrease in restructuring and acquisition-related cost.

At the segment level, the year-to-date period over period decrease of $7.9 million in segment operating income was driven by a $9.6 million decrease in our Tools segment operating income (loss), a $7.2 million decrease in our Applications segment operating income, a $0.2 million decrease in our Scores segment operating income, partially offset by a $9.1 million decrease in corporate expenses.
The year-to-date period over period $7.2 million decrease in Applications segment operating income was due to a $26.8 million increase in segment operating expenses, partially offset by a $19.6 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 27% from 31% primarily due to an increase in professional services delivery cost, as well as an increase in salaries and benefits cost as a result of our increased headcount, partially offset by an increase in sales of our higher-margin software products.
The year-to-date period over period $0.2 million decrease in Scores segment operating income was attributable primarily to a $9.5 million increase in segment operating expenses, partially offset by a $9.3 million increase in segment revenues. Segment operating income as a percentage of segment revenue for Scores decreased to 72% from 77% mainly due to a decrease in sales of our higher-margin software products, an increase in salaries and benefits cost as a result of our increased headcount, and a nonrecurring charge in third-party data cost.
The year-to-date period over period $9.6 million decrease in Tools segment operating income (loss) was attributable primarily to a $19.3 million increase in segment operating expenses, partially offset by a $9.7 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Tools was a negative 8% for the nine months ended June 30, 2015 compared to a positive 4% for the nine months ended June 30, 2014 mainly due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform and several new products in the Tools segment, as well as an increase in professional services delivery cost, partially offset by an increase in sales of higher-margin software products.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2015, we had $84.4 million in cash and cash equivalents which included $51.4 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements and any scheduled repayments of existing debt over the course of the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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

Summary of Cash Flows

	Nine Months Ended June 30,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$86,400	$103,813
Investing activities	(75,183)	(14,341)
Financing activities	(23,696)	(81,218)
Effect of exchange rate changes on cash	(8,238)	1,677
Increase (decrease) in cash and cash equivalents	$(20,717)	$9,931

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $86.4 million during the nine months ended June 30, 2015 from $103.8 million during the nine months ended June 30, 2014. The $17.4 million decrease was mainly attributable to a $15.2 million increase in our accrued incentive payout and a $13.9 million increase in our income tax payments, partially offset by a $13.4 million increase caused by timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $75.2 million for the nine months ended June 30, 2015 from $14.3 million for the nine months ended June 30, 2014. The $60.9 million increase was attributable to a $49.7 million increase in net cash used for acquisition and an $11.2 million increase in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $23.7 million for the nine months ended June 30, 2015 from $81.2 million for the nine months ended June 30, 2014. The $57.5 million decrease was primarily due to a $105.0 million increase in proceeds, net of payments, from our revolving line of credit, and a $21.6 million decrease in repurchases of common stock, partially offset by a $63.0 million increase in payments on our senior notes and a $7.3 million increase in taxes paid related to net share settlement of equity awards.
Repurchases of Common Stock
In August 2014, our Board of Directors approved a new stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to this program, during the quarter and nine months ended June 30, 2015 we repurchased 327,149 shares of our common stock for $30.0 million and 1,711,284 shares of our common stock for $130.7 million, respectively. As of June 30, 2015, we had $119.3 million remaining under the August 2014 authorization.
Dividends
During the quarter ended June 30, 2015, we paid a quarterly dividend of two cents per common share. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2015, we had $272.0 million in borrowings outstanding at a weighted average interest rate of 1.835% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of June 30, 2015 we were in compliance with all financial covenants under these facilities.
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
New Accounting Pronouncements Recently Issued or Adopted
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB issued guidance to defer the effective date for one year. For public entities, the standard will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2015 and September 30, 2014:

	June 30, 2015			September 30, 2014
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$84,358	$84,358	0.81%	$105,075	$105,075	0.03%
On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at June 30, 2015 and September 30, 2014:

	June 30, 2015			September 30, 2014
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$131,000	$131,000	$145,325	$202,000	$202,000	$214,170
The 2010 Senior Notes	$245,000	$245,000	$257,882	$245,000	$245,000	$248,557

We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $272.0 million in borrowings outstanding at a weighted average interest rate of 1.835% under the credit facility as of June 30, 2015.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency at June 30, 2015 and September 30, 2014:

	June 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	4,000	$3,208	$—
Euro (EUR)	EUR	6,600	$7,389	$—
Buy foreign currency:
British pound (GBP)	GBP	4,397	$6,900	$—

	September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	$—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	$—
The foreign currency forward contracts were entered into on June 30, 2015 and September 30, 2014, respectively; therefore, their fair value was $0 on each of these dates.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2015 through April 30, 2015	344,722	$91.70	327,149	$119,280,609
May 1, 2015 through May 31, 2015	4,264	$87.74	—	$119,280,609
June 1, 2015 through June 30, 2015	1,399	$93.33	—	$119,280,609
	350,385	$91.66	327,149	$119,280,609

(1)	Includes 23,236 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2015.

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

10.1
First Amendment to Amended and Restated Credit Agreement among the Fair Isaac Corporation, Wells Fargo Bank, National Association, the administrative agent and the lenders party thereto dated as of April 16, 2015 (incorporated by reference to the Company's Form 8-K filed on April 17, 2015).

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

FAIR ISAAC CORPORATION

DATE:	July 30, 2015

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 30, 2015

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2015

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation.	Incorporated by Reference

10.1
First Amendment to Amended and Restated Credit Agreement among the Fair Isaac Corporation, Wells Fargo Bank, National Association, the administrative agent and the lenders party thereto dated as of April 16, 2015.
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