Form 10-K
period 2015-09-30
FAIR ISAAC CORP
filed 2015-11-10
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,098,972,006 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 30, 2015 was 31,076,089 (excluding 57,780,694 shares held by the Company as treasury stock).
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2016.

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2016.

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

More information about us can be found on our principal website, www.fico.com. We make our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the SEC. References to our website addresses in this report are provided as a convenience and do not constitute an incorporation by reference. Information on our website is not part of this report.

PRODUCTS AND SERVICES

We use analytics to help businesses automate, improve and connect decisions across their enterprise, an approach we commonly refer to as decision management. Most of our solutions address customer engagement, including customer acquisition, customer onboarding, customer servicing and management, and customer protection. We also help businesses improve noncustomer decisions such as transaction and claims processing. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

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

•
Tools. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our new FICO® Decision Management Suite, as well as associated professional services. These tools are available to our customers as on-premises software or through the FICO® Analytic Cloud.

Comparative segment revenues, operating income and related financial information for fiscal 2015, 2014 and 2013 are set forth in Note 17 to the accompanying consolidated financial statements.

Our Solutions

Our solutions involve four fundamental disciplines:

•
Analytics, which include predictive analytics that identify risks and opportunities associated with individual customers, prospects and transactions, in order to detect patterns such as risk and fraud, as well as optimization analytics that are used to improve the design of decision logic or "strategies."

•	Data management and profiling that bring extensive consumer information to every decision.

•	Software such as decision management systems that implement business rules, models and decision strategies, often in a real-time environment, as well as software for managing customer engagement.

•	Consulting services that help clients make the most of investments in FICO applications, tools and scores in the shortest possible time.

All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and risks incurred in making decisions. With the new FICO® Analytic Cloud, FICO® Decision Management Platform and FICO® Decision Management Suite, we now offer clients an increasing portfolio of applications, tools and services in the cloud, which they can use to create, customize, deploy and manage powerful analytic services.
Applications

We develop industry-tailored decision management applications, which apply analytics, data management and decision management software to specific business challenges and processes. These include credit offer prescreening, insurance claims management and others. Our applications primarily serve clients in the banking, insurance, healthcare, retail and public sectors. During fiscal 2015, we continued to expand our product offerings for the FICO® Analytic Cloud, resulting in increased sales opportunities by accommodating small to midsize businesses that benefit from the affordability and simplicity of cloud-based solutions. Within our applications segment our fraud solutions accounted for 23%, 23% and 22% of total revenues in each of fiscal 2015, 2014 and 2013, respectively; our customer management solutions accounted for 9%, 10% and 11% of total revenues, in each of these periods, respectively; and our collections & recovery solutions accounted for 9% of total revenues for each of these periods.

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

Originations Applications

We provide solutions that enable banks, credit unions, finance companies, alternative peer-to-peer and online lenders, auto lenders and other companies to automate and improve the processing of requests for credit or service. These solutions increase the speed and efficiency with which requests are handled, reduce losses and increase approval rates through analytics that assess applicant risk, and reduce the need for manual review by loan officers.

The latest version of our origination application, FICO® Origination Manager, is an application-to-decision processing solution, available both on premises and in the FICO® Analytic Cloud. Our other solutions include the web-based FICO® LiquidCredit® service, which is primarily focused on credit decisions and is offered largely to mid-tier banking institutions. We also offer custom and consortium-based credit risk and application fraud models.

Customer Management Applications

Our customer strategy management products and services enable businesses to automate and improve risk-based decisions for their existing customers. These solutions help businesses apply advanced analytics in account and customer decisions to increase portfolio revenue, decrease risk exposure and losses, and reduce customer attrition, while improving operational efficiencies.

We provide customer strategy management solutions for banking, telecommunications and retail. Our primary account and customer strategy management product is FICO® TRIAD® Customer Manager, a leading credit management system, available both on premises and in the FICO® Analytic Cloud. The solution is an adaptive control system, which enables businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The current version enables users to manage risk and communications at both the account and customer level from a single platform.

We market and sell FICO® TRIAD® Customer Manager software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through third-party credit card processors worldwide, including the two largest processors in the U.S., First Data Resources, Inc. and Total System Services, Inc.

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

Our leading fraud detection solution is FICO® Falcon® Fraud Manager, recognized as a leader in global payment card fraud detection. Falcon® Fraud Manager examines transaction, cardholder, account, customer, device and merchant data to detect a wide range of payment card fraud quickly and accurately. It analyzes payment transactions in real time, assesses the risk of fraud in a fraud score, and provides the ability for user-defined variables and rules strategies to be used in conjunction with the fraud score to prevent fraud while expediting legitimate transactions.

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

FICO® Insurance Fraud Manager uses advanced unsupervised predictive modeling techniques to detect health care claims fraud, abuse and errors as soon as unusual behavior patterns emerge. Insurance Fraud Manager is used by both public and private health care payers to detect and prevent fraud in both pre- and post-pay fraud investigation environments.

In fiscal 2015, FICO acquired TONBELLER Aktiengesellschaft (“TONBELLER”), a provider of financial crime prevention and compliance solutions for financial institutions, banks, insurance companies and industrial corporations. By combining these solutions with its legacy fraud analytics, such as those used in FICO® Falcon® Fraud Manager, FICO now offers a comprehensive modular set of solutions to fight money-laundering, fraud, terrorist financing, and to fulfill custom requirements for governance, risk and compliance.

Collections & Recovery Applications

FICO® Debt Manager™ solution and FICO® PlacementsPlus® service automate the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. PlacementsPlus service facilitates control over the distribution and management of accounts to agencies, attorneys, debt buyers and internal recovery departments. FICO Debt Management Solutions also include assessments, models and scores, predictive analytics, advanced customer engagement, optimization and speech analytics capabilities. FICO® Debt Manager™ is now available in the cloud.

Customer Communication Services

FICO® Customer Communication Services provides customer engagement, fraud resolution, and collections solutions in the cloud. It enables leading financial services institutions, utilities, telecommunications firms, insurers, and other businesses to engage in automated two-way communications. It allows businesses to reach customers in real time using short message service (“SMS”), mobile applications, automated voice, email and other channels; resolve matters such as verification of suspicious credit or debit card transactions; request missed payments; and resolve customer service issues. FICO® Customer Communication Services, combined with FICO’s decision management applications, allow businesses to execute and resolve customer interactions while improving customer outcomes.

Analytic Services

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

While the core FICO® Score is the foundation of our scoring portfolio, we offer a number of other broad based scores, including several specific FICO® Industry Scores. We also develop various custom scores for our financial services clients. During 2015 we announced a pilot program for a new FICO® Score we refer to as FICO® Score XD to expand the scorable population using alternative data. The pilot will run into fiscal 2016 in partnership with Equifax and LexisNexis. The FICO® Score Open Access program allows participating clients to provide their customers with a FICO® Score along with materials to help them understand what affects their score at no fee to the consumer. In addition, we offer the FICO® Custom Credit Education program where lenders can license enhanced credit education tools to include in their consumer financial education programs.

Outside the U.S., we offer the FICO® Score for consumers, as well as for small and medium enterprises lending through credit reporting agencies in 12 countries worldwide. We have installed client-specific versions of the FICO® Score in nine countries. Like FICO® Scores in the U.S., these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of marketing prospects and credit applicants. FICO® Scores are in use or being implemented in 20 different countries across five continents outside the U.S.

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

We also provide FICO® Score based products, education and information on FICO® Scores to consumers. They are sold directly by us through our myFICO® service and through licensed distribution partners. In fiscal 2015, we made available the 19 most widely used versions of the FICO® Score from the three major credit bureaus through our myFICO® service, representing approximately 95% of all FICO® Scores sold and used by lenders. Consumers can use the myFICO.com website to purchase their FICO® Scores including credit reports associated with the scores, explanations of the factors affecting their scores, and customized information on how to manage their scores. Customers can use products to simulate how taking specific actions would affect their FICO® Score. Consumers can also subscribe to monitoring services, which deliver alerts via email and text when changes to a user’s FICO Scores or other credit report content are detected. In addition, consumers can purchase identity theft monitoring products that alert consumers of potential risks of identity fraud with comprehensive detection, defense, and identity restoration services.

The myFICO® products and subscription offerings are available online at www.myfico.com and are also available to consumers through numerous other partners.

Tools

We provide analytic and decision management platforms and tools that businesses use to build their own tailored, analytically powered decision management applications on-premises or within the FICO® Analytic Cloud. In contrast to our packaged applications developed for specific industry solutions, our tools add scalable and flexible decision management capabilities to virtually any application or operational system. These tools are sold as licensed software, and can be used standalone, or in conjunction with third-party solutions to advance a client’s decision management initiatives. We use these tools as common software components for our own decision management solutions, described above in the Applications section. They are also key components of our decision management architecture. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.

During fiscal 2015, FICO enhanced the FICO® Decision Management Suite, a collection of tools for building, extending, deploying and scaling applications and solutions. The Decision Management Suite includes the FICO® Decision Management Platform with tools for building and customizing decision components and services; developing, orchestrating and publishing analytics-powered applications, and visualizing, analyzing and reporting data trends. Decision Management Suite tools are available in the FICO® Analytic Cloud and on-premises; businesses can choose either or both deployments depending on their specific needs, IT environments and other factors. In fiscal 2015, we added two new products to the suite:

•
FICO® Big Data Analyzer, a purpose-built analytics environment that enables a broad range of users to collaboratively explore data and discover new insights from any type and size of data on Hadoop; and

•	FICO® Data Management Integration Platform, a streaming analytics and real-time distributed processing platform.

The FICO® Decision Management Suite combines Big Data, predictive analytics and decision execution together in an easy-to-use development environment. It enables organizations to rapidly create innovative analytic applications; dramatically increase developer and business user productivity with support for a broad range of analytic and decision tools; and execute decisions in real time. It also empowers business analysts and other domain experts to modify systems in real time without IT involvement, providing organizations with the agility they need to rapidly respond to customer, regulatory and business changes.

The principal products offered are software tools for:

•
Rules Management. The FICO® Blaze Advisor® decision rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables business users to propose and preview the impact of changes to decisioning logic, to review and approve proposed changes, and commit those changes to production decisioning, all without demanding IT cycles. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our decision management applications. The Blaze Advisor system, available in six languages, is a multi-platform solution that: embeds rules management within existing applications; supports Web Services and service-oriented architecture (“SOA”), Java 2 Enterprise Edition (“J2EE”) platforms, Microsoft .NET and COBOL for z/OS mainframes; and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor® system is able to process and execute complex, high-volume decision rules. FICO’s solution for rules management in the cloud is called FICO® Decision Modeler.

•
Predictive Modeling. FICO® Model Central™ is a comprehensive offering to help banks and other organizations, including insurance, retail and health care companies, maximize the power of their predictive models and meet stricter regulations for model management. It complements FICO® Model Builder, which enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models and scorecards, which we have developed over more than 40 years, and includes additional algorithms for rapidly discovering variable relationships, predictive interactions and optimal segmentation. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICO® Blaze Advisor® system. FICO’s solution set for predictive modeling in the cloud is called FICO® Analytic Modeler.

•
Optimization. FICO® Xpress Optimization Suite provides operations research professionals with world-class solvers and high-productivity tools to quickly design and deliver custom, mathematically optimal solutions for a wide range of industry problems. Xpress includes a powerful modeling and programming language, with robust scalability, to quickly model and solve even the largest optimization problems.  Xpress tools are licensed to end users, consultants and independent software vendors in several industries, and are a core component within FICO® Decision Optimizer.  Decision Optimizer is a software tool that enables complex, large-scale optimizations involving dozens of networked action-effect models, and enables exploration and simulation of many optimized scenarios along an efficient frontier of options. The data-driven strategies produced by these tools can be executed by the FICO® Blaze Advisor® system or one of our Decision Management applications. FICO’s solution for executing optimization services in the cloud is called FICO® Optimization Modeler.

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

For our direct-to-consumer services that deliver credit scores, credit reports and consumer credit education services, we compete with other direct to consumer credit and identity services.

Tools

Our primary competitors in this segment include IBM, SAS, Pegasystems and Angoss.

Competitive Factors

We believe the principal competitive factors affecting our markets include: technical performance; access to unique proprietary databases; availability in SaaS format; product attributes like adaptability, scalability, interoperability, functionality and ease-of-use; product price; customer service and support; the effectiveness of sales and marketing efforts; existing market penetration; and reputation. Although we believe our products and services compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and future competitors.

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail, healthcare and public agencies. End users of our products include all of the 100 largest financial institutions in the U.S., and two-thirds of the largest 100 banks in the world. Our clients also include more than 700 insurers, including the top ten U.S. property and casualty insurers; more than 400 retailers and general merchandisers, including more than one-third of the top 100 U.S. retailers; more than 150 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including eight of the world’s top ten pharmaceuticals companies. All of the top ten companies on the 2015 Fortune 500 list use FICO’s solutions. In addition, our consumer services are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major U.S. credit reporting agencies.

In the U.S., we market our products and services primarily through our own direct sales organization that is organized around vertical markets. Sales groups are based in our headquarters and in field offices strategically located both in and outside the U.S. We also market our products through indirect channels, including alliance partners and other resellers.

Our scores are marketed and sold through credit reporting agencies. During fiscal 2015, 2014 and 2013, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 16%, 15% and 16% of our total revenues, respectively.

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

Our largest market segments outside the U.S. are the United Kingdom and Canada. In addition, we have delivered products to users in more than 100 countries.
Revenues from international customers, including end users and resellers, amounted to 40%, 42% and 40% of our total revenues in fiscal 2015, 2014 and 2013, respectively. See Note 17 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

We are widely recognized as a leader in predictive analytics due to our pioneering work in credit scoring and fraud detection. We believe that our tools and processes are among the very best commercially available, and that we are uniquely able to integrate advanced analytic, software and data technologies into mission-critical business solutions that offer superior returns on investment.

In fiscal 2015, we continued to make significant progress with our FICO® Analytic Cloud and FICO® Decision Management Platform initiatives. We have made many of our software solutions, which were previously available only as on-premises software installations, into SaaS solutions hosted on our cloud. The FICO® Decision Management Suite enables clients to use FICO tools, along with rapid application development tools and visualization tools, to quickly develop their own decision management applications and services. We continue to add functionality to the platform as well as host additional FICO applications in the cloud. These ongoing initiatives are driven by enhancing our core technical capabilities listed below, and extending them through partnerships with other technology providers as well as through employing open source software.

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

Customer Data Integration. Decisions made on customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. We have focused on developing data integration processes that are able to assemble and integrate those disparate data sources into a unified view of the customer or household, through the application of persistent keying technology. This data can include structured or unstructured data. During 2015 we made available a new solution that can integrate multiple data sources in real time and make them available for analysis and decisions.

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

Cyber Security. We continue to seek projects in the cyber security and security information and event management (“SIEM”) space that leverage FICO’s streaming analytics, transaction profiling, and unsupervised modeling technologies. These technologies include those successfully leveraged by our fraud management systems, including FICO® Falcon® Fraud Manager and new methods that we believe to be unique approaches for detecting certain types of cyber security threats.

Research and Development Activities
Our research and development expenses were $98.8 million, $83.4 million and $67.0 million in fiscal 2015, 2014 and 2013, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.
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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 153 U.S. and 14 foreign patents with 93 applications pending.
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
We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 38 trademarks registered in the U.S. and select foreign countries.
PERSONNEL
As of September 30, 2015, we employed 2,803 persons worldwide. Of these, 142 full-time employees were located in our San Jose, California office, 314 full-time employees were located in our San Diego, California office, 206 full-time employees were located in our San Rafael, California office, 189 full-time employees were located in our Roseville, Minnesota office, 146 full-time employees were located in our Fairfax, Virginia office, 532 full-time employees were located in our India-based offices and 272 full-time employees were located in our United Kingdom-based offices. None of our employees are covered by a collective bargaining agreement, and no work stoppages have been experienced.
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

We expect that revenues derived from our scoring solutions, fraud solutions, and customer management solutions and tools will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

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

We expect that part of the growth that we seek to achieve through our DM strategy will be derived from the sale of DM products and service solutions in industries and markets we do not currently serve. We also expect to grow our business by delivering our DM solutions through additional distribution channels. If we fail to penetrate these industries and markets to the degree we anticipate utilizing our DM strategy, or if we fail to develop additional distribution channels, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.

If we are unable to develop successful new products or if we experience defects, failures and delays associated with the introduction of new products, our business could suffer serious harm.

Our growth and the success of our DM strategy depend upon our ability to develop and sell new products or suites of products including the development and sale of our cloud-based product offerings. If we are unable to develop new products, or if we are not successful in introducing new products, we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data, and adapting to particular operating environments or certain client or other systems. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.

We rely on relatively few customers, as well as our contracts with the three major credit reporting agencies, for a significant portion of our revenues and profits. Many of our customers are significantly larger than we are and may have greater bargaining power. The businesses of our largest customers depend, in large part, on favorable macroeconomic conditions. If these customers are negatively impacted by weak global economic conditions, global economic volatility or the terms of these relationships otherwise change, our revenues and operating results could decline.

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

We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. The loss of or a significant change in a relationship with one of these credit reporting agencies with respect to their distribution of our products or with respect to our myFICO® offerings, the loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with a significant third-party distributor (including credit card processors) or the delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.

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

In addition, the financial markets have at various times experienced significant price and volume fluctuations that have particularly affected the stock prices of many technology companies and financial services companies, and these fluctuations sometimes have been unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions, may negatively affect our business and require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.

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

Our DM strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the U.S and from the U.S, and other countries to work abroad. Limitations imposed by immigration laws in the U.S. and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity-based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

The failure to obtain certain forms of model construction data from our customers or others could harm our business.

Our business requires that we develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances provide us with the data we require to analyze transactions, report results and build new models. Our DM strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business alliances, or if they decline to provide such data due to legal privacy concerns, competition concerns, prohibitions or a lack of permission from their customers or partners, we could lose access to required data and our products, and the development of new products, might become less effective. Third parties have asserted copyright and other intellectual property interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

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

We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our regional and global competitors vary in size and in the scope of the products and services they offer, and include:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning (“ERP”), customer relationship management (“CRM”), and customer communication and mobility solution providers;

•	business intelligence solutions providers;

•	credit report and credit score providers;

•	business process management solution providers;

•	process modeling tools providers;

•	automated application processing services providers;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	account/workflow management software providers; and

•	software tools companies supplying modeling, rules, or analytic development tools.

We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing credit card fraud, such as credit cards that contain the cardholder’s photograph; smart cards; cardholder verification and authentication solutions; biometric measures on devices including fingerprint and face matching; and other card authorization techniques and user verification techniques. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do, and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. For example, TransUnion, Equifax and Experian have formed an alliance that has developed a credit scoring product competitive with our products. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.

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

•
Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act and the many regulations mandated by that Act, including regulations issued by, and the supervisory and investigative authority of, the Bureau of Consumer Financial Protection (“CFPB”); and

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

During fiscal 2015, 73% of our revenues were derived from sales of products and services to the banking and insurance industries. Global economic uncertainty experienced in the U.S. and other key international economies in the past produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for disruptions presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions.

While the rate of account growth in the U.S. bankcard industry has been slow and many of our large institutional customers have consolidated in recent years, we have generated most of our revenue growth from our bankcard-related scoring and account management businesses by selling and cross-selling our products and services to large banks and other credit issuers. As the banking industry continues to experience contraction in the number of participating institutions, we may have fewer opportunities for revenue growth due to reduced or changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry contraction could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis as formerly separate customers combine their operations under one contract. There can be no assurance that we will be able to prevent future revenue contraction or effectively promote future revenue growth in our businesses.

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

A growing portion of our revenues is derived from international sales. During fiscal 2015, 40% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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
Item 2. Properties
Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal locations include:

•	approximately 55,000 square feet of office space in San Jose, California in one building under a lease expiring in fiscal 2017; this is used for our corporate headquarters and all of our segments;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in fiscal 2020; this is used for all of our segments;

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
In addition, we lease an aggregate of approximately 275,000 square feet of office and data center space in a number of smaller domestic locations and internationally in India, the United Kingdom, China, Singapore, and several other locations. We believe that suitable additional space will be available to accommodate future needs. See Note 18 to the accompanying consolidated financial statements for information regarding our obligations under leases.
Item 3. Legal Proceedings
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 30, 2015, we had 404 shareholders of record of our common stock.
The following table shows the high and low sales prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low
Fiscal 2014
October 1 — December 31, 2013	$63.48	$52.90
January 1 — March 31, 2014	$62.49	$50.26
April 1 — June 30, 2014	$63.87	$50.49
July 1 — September 30, 2014	$65.62	$54.38
Fiscal 2015
October 1 — December 31, 2014	$74.39	$53.09
January 1 — March 31, 2015	$89.42	$69.44
April 1 — June 30, 2015	$96.53	$85.40
July 1 — September 30, 2015	$97.56	$77.57
Dividends
We paid dividends of two cents per share on a quarterly basis during each of fiscal 2015, 2014 and 2013. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2015 through July 31, 2015	6,332	$91.73	$119,280,609
August 1, 2015 through August 31, 2015	2,363	$90.54	$119,280,609
September 1, 2015 through September 30, 2015	6,835	$82.53	$119,280,609
Total	15,530	$87.50	$119,280,609

(1)	Represents shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2015.

(2)
On August 18, 2014, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2010, in (a) the Company’s Common Stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

Item 6. Selected Financial Data
We acquired Entiera, Inc. (“Entiera”) in May 2012, Adeptra Ltd. (“Adeptra”) in September 2012, CR Software, LLC. (“CR Software”) in November 2012, Infoglide Software, Inc. (“Infoglide”) in April 2013, InfoCentricity, Inc. ("InfoCentricity") in April 2014, and TONBELLER in January 2015. Results of operations from the acquisitions are included prospectively from their respective acquisition dates and did not materially impact comparability of the data presented below.

	Year Ended September 30,
	2015 (1)	2014 (1)	2013 (1)	2012 (1)	2011 (1)
	(In thousands, except per share data)
Revenues	$838,781	$788,985	$743,444	$676,423	$619,683
Operating income	137,505	161,868	161,593	168,358	127,337
Net income	86,502	94,879	90,095	92,004	71,562
Basic earnings per share	2.75	2.80	2.55	2.64	1.82
Diluted earnings per share	2.65	2.72	2.48	2.55	1.79
Dividends declared per share	0.08	0.08	0.08	0.08	0.08

	September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Working capital	$42,727	$(52,877)	$83,308	$49,720	$217,983
Total assets	1,230,163	1,192,298	1,161,547	1,158,611	1,129,468
Senior notes	376,000	447,000	455,000	504,000	512,000
Revolving line of credit	232,000	99,000	15,000	—	—
Stockholders’ equity	436,998	454,614	530,677	474,406	465,494

(1) Results of operations for fiscal years 2015, 2014, 2013, 2013 and 2011 include pre-tax charges of $18.2 million, $4.3 million, $3.5 million, $5.1 million and $12.4 million, respectively in restructuring and acquisition-related expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: a business overview that provides a high level summary of our strategies and initiatives, financial results and bookings trends that affect our business; a more detailed analysis of our results of operations; our liquidity and capital resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting policies and estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
BUSINESS OVERVIEW
Strategies and Initiatives

During fiscal 2015, we continued to generate significant free cash flow used to enhance shareholder value through investments in long-term growth initiatives; acquisitions of relevant technologies and products that strengthen our portfolio and competitive position; and our share repurchase program.

We continued to invest in our growth initiatives that expand our addressable markets. Our full suite of applications available through the FICO® Analytic Cloud provide product offerings in our Applications and Tools segments to provide growth opportunities with customers that can benefit from the affordability and simplicity of cloud-based solutions. For our Scores segment, the FICO® Score Open Access program continued its expansion during the current year. We have more than 100 million consumers with access to their free score through the FICO® Score Open Access program, which allows our participating clients to provide their customers with a free FICO® Score along with materials to help them understand what affects their score. In addition, during fiscal 2015, we launched a partnership program with Experian, a leading global information services provider, making the FICO® Score available to consumers, who can now go to Experian.com to access the credit score lenders use most when determining applicant eligibility for new credit cards, car loans, mortgages or other lines of credit.

We continued to make acquisitions that deliver solutions to the financial services industry and adjacent vertical industries. Our acquisition of TONBELLER addresses the rapidly growing demand for integrated, enterprise-class financial crime and compliance solutions. We leveraged the financial crime and compliance technology to integrate with our existing fraud detection and analytics to provide broader, more responsive fraud solutions for our customers.

With our strong portfolio of products now in place, we are shifting some of our resources to distribution of our expanded market. This fiscal year, we incurred severance charges to reallocate expenses from building out products to our distribution and go-to-market for both the Applications and Tools segments, which includes significant sales training and increasing sales resources to reach new market segments.

We also returned significant cash to shareholders through our stock repurchase program. During fiscal 2015, we repurchased approximately 1.7 million shares for a total cost of $130.7 million. As of September 30, 2015, we had $119.3 million remaining under our current stock repurchase program.

Overview of Financial Results
Total revenues for fiscal 2015 were $838.8 million, an increase of 6% from $789.0 million in fiscal 2014. Revenue in each of our segments increased, with Applications, Scores and Tools increasing by 4%, 11% and 7% in fiscal 2015 compared to fiscal 2014, respectively. We derive a significant portion of revenue internationally, and 40% and 42% of total consolidated revenues were derived from clients outside the U.S. during fiscal 2015 and 2014, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 69% and 74% of our revenues were derived from within this industry during fiscal 2015 and 2014, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for 67% of our revenues during fiscal 2015 and 2014. Revenue fluctuations in our business are primarily driven by changes in the transactional volume and license fees.

Operating income for fiscal 2015 was $137.5 million, a decrease of 15% from $161.9 million in fiscal 2014. Operating margin decreased to 16% from 21%. The margin decrease was primarily attributable to an increase in our restructuring cost related to the write-down of facilities, our continued investment in the areas of cloud computing and SaaS, and an increase in our professional services delivery cost, partially offset by a higher percentage of revenues derived from our higher-margin products including revenues generated from our Experian agreement. Net income decreased 9% to $86.5 million in fiscal 2015 from $94.9 million in fiscal 2014 primarily due to the decrease in operating margin, partially offset by lower income tax expense, largely driven by a favorable tax adjustment in fiscal 2015. Diluted earnings per share for fiscal 2015 was $2.65, a decrease of 3% from $2.72 in fiscal 2014.

Bookings
Management regards the volume of bookings achieved as an important indicator of future revenues, but they are not comparable to nor a substitute for an analysis of our revenues. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. We estimate bookings as of the end of the period in which a contract is signed and initial booking estimates are not updated in future periods for changes between estimated and actual results. Our calculations have varying degrees of certainty depending on the revenue type and individual contract terms. They are subject to a number of risks and uncertainties concerning timing and contingencies affecting product delivery and performance, and estimates consider contract terms, knowledge of the marketplace and experience with our customers, among other factors. Actual revenue and the timing thereof could differ materially from our initial estimates.
Although many of our contracts contain non-cancelable terms, most of our bookings are transactional or service related that are dependent upon estimates such as volume of transactions, number of active accounts, or number of hours incurred. Since these estimates cannot be considered fixed or firm, we do not believe it is appropriate to characterize bookings as backlog. The following paragraphs discuss the key assumptions used to calculate bookings and the susceptibility of these assumptions to variability for each revenue type.
Transactional and Maintenance Bookings
We calculate transactional bookings as the total estimated volume of transactions or number of accounts under contract, multiplied by the contractual rate. Transactional contracts generally span multiple years and require estimates of future transaction volumes or number of active accounts. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimated bookings and actual results occur due to variability in the volume of transactions or number of active accounts estimated. This variability is primarily caused by the economic trends in our customers’ industries; individual performance of our customers relative to their competitors; and regulatory and other factors that affect the business environment in which our customers operate.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(months)
Quarter ended September 30, 2015	$105.3	21%	19	18
Quarter ended September 30, 2014	$85.8	26%	12	22
Year ended September 30, 2015	$314.7	45%	41	NM(a)
Year ended September 30, 2014	$362.3	38%	63	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 31% and 29% of total bookings for the years ended September 30, 2015 and 2014, respectively. Professional services bookings were 47% of total bookings for the years ended September 30, 2015 and 2014. License bookings were 22% and 24% of total bookings for the years ended September 30, 2015 and 2014, respectively.

RESULTS OF OPERATIONS
We are organized into the following three reportable segments: Applications, Scores and Tools. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2015, 2014 and 2013 are set forth in Note 17 to the accompanying consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2015, 2014 and 2013:

	Revenues Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
	(In thousands)			(In thousands)
Applications	$526,274	$504,256	$476,084	$22,018	$28,172	4%	6%
Scores	207,007	186,469	180,813	20,538	5,656	11%	3%
Tools	105,500	98,260	86,547	7,240	11,713	7%	14%
Total Revenues	$838,781	$788,985	$743,444	49,796	45,541	6%	6%

	Percentage of Revenues Year Ended September 30,
Segment	2015	2014	2013
Applications	63%	64%	64%
Scores	25%	24%	24%
Tools	12%	12%	12%
Total Revenues	100%	100%	100%

Applications

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
	(In thousands)			(In thousands)
Transactional and maintenance	$320,596	$313,316	$306,738	$7,280	$6,578	2%	2%
Professional services	124,562	121,100	110,081	3,462	11,019	3%	10%
License	81,116	69,840	59,265	11,276	10,575	16%	18%
Total	$526,274	$504,256	$476,084	22,018	28,172	4%	6%
Applications segment revenues increased $22.0 million in fiscal 2015 from fiscal 2014 primarily due to an $11.1 million increase in our compliance solutions, a $10.0 million increase in our fraud solutions, and a $4.1 million increase in our customer communication services, partially offset by a $3.3 million decrease in our marketing solutions.
The increase in compliance solutions was attributable to our acquisition of TONBELLER in January 2015. The increase in fraud solutions was primarily attributable to a large multi-year license transaction during fiscal 2015, as well as an increase in transactional revenues driven by increased volumes. The increase in customer communication services was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication market. The decrease in marketing solutions was primarily attributable to terminations of several customers in fiscal 2015.
Applications segment revenues increased $28.2 million in fiscal 2014 from fiscal 2013 due to a $17.3 million increase in our fraud solutions, a $9.6 million increase in our customer communication solutions, a $5.0 million increase in our originations solutions, and a $4.8 million increase in our collections & recovery solutions. The increase was partially offset by a $5.3 million decrease in our marketing solutions and a $3.2 million decrease in our customer management solutions.
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

Scores

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
	(In thousands)			(In thousands)
Transactional and maintenance	$200,426	$178,023	$175,281	$22,403	$2,742	13%	2%
Professional services	2,901	2,784	4,012	117	(1,228)	4%	(31)%
License	3,680	5,662	1,520	(1,982)	4,142	(35)%	273%
Total	$207,007	$186,469	$180,813	20,538	5,656	11%	3%
Scores segment revenues increased $20.5 million in fiscal 2015 from 2014 due to a $20.6 million increase in our business-to-consumer services revenues, partially offset by a decrease of $0.1 million in our business-to-business Scores revenue. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Score available to consumers on Experian.com. The decrease in our business-to-business Scores was primarily attributable to decreased software revenue related to our Global FICO® Score, and a royalty true-up during fiscal 2014, partially offset by an increase in our transactional scores driven by new originations and prescreen.

Scores segment revenues increased $5.7 million in fiscal 2014 from 2013 due to a $3.5 million increase in our business-to-consumer services revenues and a $2.2 million increase in our business-to-business scores revenues. The increase in our business-to-consumer services was attributable to a $4.2 million increase in direct sales generated from the myFICO.com website, partially offset by a $0.7 million decrease in royalties derived from scores sold indirectly to consumers through credit reporting agencies. The increase in our business-to-business scores revenues was primarily attributable to increased software revenue related to our Global FICO® Score.
During fiscal 2015, 2014 and 2013, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 16%, 15% and 16%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Tools

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
	(In thousands)			(In thousands)
Transactional and maintenance	$43,210	$36,224	$32,285	$6,986	$3,939	19%	12%
Professional services	24,310	25,950	21,101	(1,640)	4,849	(6)%	23%
License	37,980	36,086	33,161	1,894	2,925	5%	9%
Total	$105,500	$98,260	$86,547	7,240	11,713	7%	14%
Tools segment revenues increased $7.2 million in fiscal 2015 from 2014 primarily due to an increase in our FICO® Decision Management Platform license sales as well as related services and transactional revenues, a one-time settlement with a customer related to under-reported royalties from a multi-year period, as well as increased transactional revenues from our InfoCentricity acquisition in April 2014. The increase was partially offset by a decrease in optimization tools primarily attributable to decreased license sales on our FICO® Decision Optimizer and FICO® Xpress Optimization products.
Tools segment revenues increased $11.7 million in fiscal 2014 from 2013 primarily due to an $8.5 million increase in our optimization tools and a $2.2 million increase in our predictive modeling tools. The increase in optimization tools was primarily attributable to increased license sales on our FICO® Decision Optimizer and FICO® Xpress Optimization products. The increase in predictive modeling tools was primarily attributable to increased services revenue related to our FICO® Model Central™ product.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for the fiscal 2015, 2014 and 2013:

				Period-to-Period Change		Period-to-Period Percentage Change
	Year Ended September 30,			2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
	2015	2014	2013
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$838,781	$788,985	$743,444	$49,796	$45,541	6%	6%
Operating expenses:
Cost of revenues	270,535	249,281	229,468	21,254	19,813	9%	9%
Research and development	98,824	83,435	66,967	15,389	16,468	18%	25%
Selling, general and administrative	300,002	278,203	268,395	21,799	9,808	8%	4%
Amortization of intangible assets	13,673	11,917	13,535	1,756	(1,618)	15%	(12)%
Restructuring and acquisition-related	18,242	4,281	3,486	13,961	795	326%	23%
Total operating expenses	701,276	627,117	581,851	74,159	45,266	12%	8%
Operating income	137,505	161,868	161,593	(24,363)	275	(15)%	—%
Interest expense, net	(29,150)	(28,550)	(30,227)	(600)	1,677	2%	(6)%
Other income (expense), net	883	(187)	618	1,070	(805)	(572)%	(130)%
Income before income taxes	109,238	133,131	131,984	(23,893)	1,147	(18)%	1%
Provision for income taxes	22,736	38,252	41,889	(15,516)	(3,637)	(41)%	(9)%
Net income	$86,502	$94,879	$90,095	(8,377)	4,784	(9)%	5%
Number of employees at fiscal year-end	2,803	2,646	2,482	157	164	6%	7%

	Percentage of Revenues Year Ended September 30,
	2015	2014	2013
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	32%	31%	31%
Research and development	12%	11%	9%
Selling, general and administrative	36%	35%	36%
Amortization of intangible assets	2%	1%	2%
Restructuring and acquisition-related	2%	1%	—%
Total operating expenses	84%	79%	78%
Operating income	16%	21%	22%
Interest expense, net	(3)%	(4)%	(4)%
Income before income taxes	13%	17%	18%
Provision for income taxes	3%	5%	6%
Net income	10%	12%	12%

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
Cost of revenues as a percentage of revenues increased to 32% during fiscal year 2015 from 31% during fiscal 2014. The $21.3 million increase was primarily attributable to an $8.8 million increase in outside services, a $7.9 million increase in direct materials, and a $6.4 million increase in personnel and labor costs. The increase in outside services was primarily attributable to an increase in our billable consulting projects utilizing temporary resources. The increase in direct materials was primarily attributable to an increase in third-party royalties cost associated with increased software license sales, as well as an increase in third-party data cost associated with the increase in our business-to-consumer subscription based revenue. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost, including a nonrecurring charge related to a large implementation project; an increase in salaries and benefits cost as a result of our increased headcount; and an increase in stock based compensation cost driven by the increase in our stock price, partially offset by a decrease in incentive cost.
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
In fiscal 2016, we expect cost of revenues as a percentage of revenues will be consistent with or slightly lower than those incurred during fiscal 2015.
Research and Development
Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.
Research and development expenses as a percentage of revenues increased to 12% during fiscal 2015 from 11% during fiscal 2014. The $15.4 million increase was attributable to a $15.3 million increase in personnel and labor costs, primarily driven by our continued investment in the areas of cloud computing and SaaS, as well as our investment in several new products primarily in the Tools segment.
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
In fiscal 2016, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly lower than those incurred during fiscal 2015.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.

Selling, general and administrative expenses as a percentage of revenues increased to 36% during fiscal 2015 from 35% during fiscal 2014. The $21.8 million increase was primarily attributable to a $16.4 million increase in labor and personnel costs, a $2.0 million increase in allocated facilities and infrastructure costs, and a $1.7 million increase in marketing expenses. The increase in labor and personnel costs was primarily attributable to an increase in salaries and benefits as a result of our increased headcount, an increase in commissions cost as a result of increased revenues, as well as an increase in stock-based compensation cost driven by the increase in our stock price. The increase in allocated facilities and infrastructure costs was primarily due to increased resource requirement as a result of our recent acquisitions. The increase in marketing expenses was primarily attributable to a company-wide marketing event during fiscal 2015.
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
In fiscal 2016, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly higher than those incurred during fiscal 2015.
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
The fiscal 2015 over 2014 increase in amortization expense of $1.7 million was primarily attributable to the addition of intangible assets associated with our TONBELLER acquisition in January 2015.
The fiscal 2014 over 2013 decrease in amortization expense of $1.6 million was primarily attributable to certain intangible assets associated with our Dash and London Bridge acquisitions becoming fully amortized in fiscal 2013, partially offset by the addition of intangible assets associated with our Infoglide acquisition in fiscal 2013 and InfoCentricity acquisition in fiscal 2014.
In fiscal 2016, we expect amortization expense will be slightly higher than the amortization expense incurred in 2015.
Restructuring and Acquisition-related
During fiscal 2015, we incurred net charges totaling $17.5 million consisting of $13.6 million in facilities charges associated with vacating excess leased space in Roseville, Minnesota and San Rafael, California, and $3.9 million in severance charges due to the elimination of 97 positions throughout the company. Cash payments for all the facilities charges will be paid by the end of our fiscal 2020. Cash payments for all the severance costs will be paid by the end of our fiscal 2016. We also incurred $0.7 million in acquisition-related cost primarily associated with our TONBELLER acquisition.
In fiscal 2014, we incurred net charges totaling $4.1 million consisting of $0.2 million in facilities charges and $3.9 million in severance charges due to the elimination of 88 positions throughout the Company. Cash payments for all the restructuring charges were paid by the end of the second quarter of our fiscal 2015. We also incurred $0.2 million in acquisition-related cost primarily associated with our InfoCentricity acquisition.
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
The following table sets forth certain summary information on restructuring expenses for the fiscal 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Severance costs	$3,908	$3,963	$842
Lease exit costs and other adjustments	13,571	167	1,624
Total restructuring expense	$17,479	$4,130	$2,466

Interest Expense, Net
Interest expense includes primarily interest on the senior notes issued in May 2008 and July 2010, as well as interest and credit facility fees on the revolving line of credit. On our consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The fiscal 2015 over 2014 increase in net interest expense of $0.6 million was primarily attributable to a higher average balance on our revolving line of credit, partially offset by the $71.0 million principal payment in May 2015 on the Senior Notes issued in May 2008 resulting in lower average debt balance for fiscal 2015.
The fiscal 2014 over 2013 decrease in net interest expense of $1.7 million was primarily attributable to the $8.0 million and $49.0 million principal payment in May 2014 and 2013, respectively, on the senior notes issued in May 2008 resulting in lower average debt balance for fiscal 2014.
In fiscal 2016, we expect that net interest expense will be lower than what we incurred during fiscal 2015 due to the $71.0 million principal payment made in May 2015 on our senior notes issued in May 2008, and the $60.0 million principal payment due in July 2016 on our senior notes issued in July 2010.
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
The fiscal 2015 over 2014 change in other income (expense), net of $1.1 million was primarily attributable to a decrease in foreign currency exchange loss during fiscal 2015.
The fiscal 2014 over 2013 change in other income (expense), net of 0.8 million was primarily attributable to a nonrecurring charge related to our fixed assets balance as well as an increase in foreign currency exchange losses during fiscal 2014.
Provision for Income Taxes
Our effective tax rates were 20.8%, 28.7% and 31.7% in fiscal 2015, 2014 and 2013, respectively.
The decrease in our effective tax rate in fiscal 2015 compared to fiscal 2014 was due primarily to the favorable settlement of the fiscal 2006 - 2009 state audits and the favorable settlement of the 2010 foreign transfer pricing assessment, as well as the December 2014 reenactment of the calendar 2014 U.S. Federal Research and Development Credit, which resulted in a catch up adjustment for the R&D credit during fiscal 2015.
The decrease in our effective tax rate in fiscal 2014 compared to fiscal 2013 was due primarily to the favorable settlement of the fiscal 2010 - 2012 Federal IRS audits and secondarily to a higher percentage of revenue in lower taxing jurisdictions.
As of September 30, 2015 we have reported $52.8 million of unremitted earnings of the international subsidiaries in our consolidated income. U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax efficient to do so. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and related tax treaties, and factual circumstances in effect at the time of any such distribution, therefore, we believe it is not practicable at this time to reliably determine the amount of the unrecognized deferred tax liability related to our undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted in the next twelve months and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal 2015, 2014 and 2013:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
	(In thousands)			(In thousands)
Applications	$159,608	$169,494	$141,131	$(9,886)	$28,363	(6)%	20%
Scores	151,214	142,282	130,267	8,932	12,015	6%	9%
Tools	(6,350)	4,203	19,469	(10,553)	(15,266)	(251)%	(78)%
Unallocated corporate expenses	(89,744)	(101,551)	(86,403)	11,807	(15,148)	(12)%	18%
Total segment operating income	214,728	214,428	204,464	300	9,964	—%	5%
Unallocated share-based compensation	(45,308)	(36,362)	(25,850)	(8,946)	(10,512)	25%	41%
Unallocated amortization expense	(13,673)	(11,917)	(13,535)	(1,756)	1,618	15%	(12)%
Unallocated restructuring and acquisition-related	(18,242)	(4,281)	(3,486)	(13,961)	(795)	326%	23%
Operating income	$137,505	$161,868	$161,593	(24,363)	275	(15)%	—%
Applications

	Year Ended September 30,			Percentage of Revenues
	2015	2014	2013	2015	2014	2013
	(In thousands)
Segment revenues	$526,274	$504,256	$476,084	100%	100%	100%
Segment operating expenses	(366,666)	(334,762)	(334,953)	(70)%	(66)%	(70)%
Segment operating income	$159,608	$169,494	$141,131	30%	34%	30%
Scores

	Year Ended September 30,			Percentage of Revenues
	2015	2014	2013	2015	2014	2013
	(In thousands)
Segment revenues	$207,007	$186,469	$180,813	100%	100%	100%
Segment operating expenses	(55,793)	(44,187)	(50,546)	(27)%	(24)%	(28)%
Segment operating income	$151,214	$142,282	$130,267	73%	76%	72%
Tools

	Year Ended September 30,			Percentage of Revenues
	2015	2014	2013	2015	2014	2013
	(In thousands)
Segment revenues	$105,500	$98,260	$86,547	100%	100%	100%
Segment operating expenses	(111,850)	(94,057)	(67,078)	(106)%	(96)%	(78)%
Segment operating income (loss)	$(6,350)	$4,203	$19,469	(6)%	4%	22%

The decrease in operating income between fiscal 2015 and 2014 of $24.4 million was attributable to a $61.3 million increase in segment operating expenses, a $14.0 million increase in restructuring and acquisition-related expenses, an $8.9 million increase in share-based compensation expense and a $1.8 million increase in amortization expense, partially offset by a $49.8 million increase in segment revenues and an $11.8 million decrease in unallocated corporate expenses.
At the segment level, the $0.3 million increase in segment operating income was driven by an $11.8 million decrease in unallocated corporate expenses and an $8.9 million increase in our Scores segment, partially offset by a $10.5 million decrease in our Tools segment and a $9.9 million decrease in our Applications segment.
The $9.9 million decrease in Applications segment operating income was attributable to a $31.9 million increase in segment operating expenses, partially offset by a $22.0 million increase in segment revenues. Segment operating income as a percentage of segment revenues for Applications decreased to 30% from 34% primarily due to an increase in professional services delivery cost, as well as an increase in salaries and benefits cost as a result of our increased headcount, partially offset by an increase in sales of our higher-margin software products .
The $8.9 million increase in Scores segment operating income was attributable to a $20.5 million increase in segment revenues, partially offset by an $11.6 million increase in segment operating expenses. Segment operating income as a percentage of segment revenues for Scores decreased to 73% from 76% mainly due to a decrease in sales of our higher-margin software products, an increase in salaries and benefits cost as a result of our increased headcount, and a nonrecurring charge in third-party data cost. In addition, the margin was positively impacted by an increase in our higher-margin revenues generated from the Experian agreement.
The $10.5 million decrease in Tools segment operating income (loss) was attributable to a $17.8 million increase in segment operating expenses, partially offset by a $7.3 million increase in segment revenues. Segment operating income as a percentage of segment revenues for Tools was a negative 6% for fiscal 2015 compared to a positive 4% for fiscal 2014 mainly due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform and several new products in the Tools segment, as well as an increase in professional services delivery cost, partially offset by an increase in sales of higher-margin software products.
The $11.8 million decrease in unallocated corporate expenses was primarily attributable to a decrease in incentive cost, as well as a decrease in certain corporate charges including bad debt.

The increase in operating income between fiscal 2014 and 2013 of $0.3 million was attributable to a $45.5 million increase in segment revenues and a $1.6 million decrease in amortization expense, partially offset by a $20.4 million increase in segment operating expenses, a $15.1 million increase in unallocated corporate expenses, a $10.5 million increase in share-based compensation expense and a $0.8 million increase in restructuring and acquisition-related expenses.
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
The $12.0 million increase in Scores segment operating income was attributable to a $6.4 million decrease in segment operating expenses and a $5.6 million increase in segment revenues. Segment operating income as a percentage of segment revenues for Scores increased to 76% from 72% mainly due to an increase in sales of our higher-margin software products, as well as decreased third-party data cost as a result of favorable terms in a renewed agreement with one credit reporting agency in May 2013.
The $15.3 million decrease in Tools segment operating income was attributable to a $27.0 million increase in segment operating expenses, partially offset by an $11.7 million increase in segment revenues. Segment operating income as a percentage of segment revenues for Tools decreased to 4% from 22% mainly due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform as well as our FICO® Model Central™ Solution.
The $15.1 million increase in unallocated corporate expenses was primarily attributable to an increase in incentive cost.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2015, we had $86.1 million in cash and cash equivalents which included $64.5 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $60.0 million principal payment due in July 2016 on our senior notes issued in July 2010. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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
Summary of Cash Flows

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$132,977	$175,034	$136,120
Investing activities	(81,916)	(19,843)	(34,971)
Financing activities	(58,635)	(130,391)	(86,634)
Effect of exchange rate changes on cash	(11,381)	(2,903)	(2,946)
Increase (decrease) in cash and cash equivalents	$(18,955)	$21,897	$11,569

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $133.0 million in fiscal 2015 compared to $175.0 million in fiscal 2014. The $42.0 million decrease was mainly attributable to a $27.6 million decrease caused by timing of receipts and payments in our ordinary course of business, a $15.2 million increase in payment associated with our accrued incentive from prior year and an $11.4 million increase in our income tax payments.
Net cash provided by operating activities totaled $175.0 million in fiscal 2014 compared to $136.1 million in fiscal 2013. The $38.9 million increase was mainly attributable to a $40.4 million increase caused by the timing of receipts and payments in our ordinary course of business, including a $29.2 million increase caused by timing of payment on accrued compensation and employee benefits.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $81.9 million in fiscal 2015 compared to $19.8 million in fiscal 2014. The $62.1 million increase was attributable to a $49.7 million increase in net cash used for acquisitions and a $12.4 million increase in net cash used for purchases of property and equipment.
Net cash used in investing activities totaled $19.8 million in fiscal 2014 compared to $35.0 million in fiscal 2013. The $15.2 million decrease was attributable to a $25.6 million decrease in net cash used for acquisitions and an $11.6 million decrease in net cash used for purchases of property and equipment, partially offset by a $22.0 million decrease in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities
Net cash used in financing activities totaled $58.6 million in fiscal 2015 compared to $130.4 million in fiscal 2014. The $71.8 million decrease was primarily due to an $86.3 million decrease in common stock repurchased and a $49.0 million increase in proceeds, net of payments from our revolving line of credit, partially offset by a $63.0 million increase in payment on our senior notes.
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
Repurchases of Common Stock
From time to time, we repurchase our common stock in the open market. During fiscal 2015, 2014 and 2013, we expended $130.7 million , $214.9 million and $84.9 million, respectively, in connection with our repurchase of common stock. In April 2014, our Board of Directors approved an open-ended stock repurchase program to acquire shares of our common stock up to an aggregate cost of $150.0 million in the open market or through negotiated transactions. Following the completion of the April 2014 program, our Board of Directors approved a new stock repurchase program in August 2014. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. As of September 30, 2015, we had $119.3 million remaining under this authorization.
Dividends
We paid quarterly dividends of two cents per share during each of fiscal 2015, 2014 and 2013. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2015, we had $232.0 million in borrowings outstanding at a weighted average interest rate of 1.601% and were in compliance with all financial covenants under this credit facility.

Senior Notes
In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from five to ten years. The weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years for the remaining 2008 Senior Notes. In addition, in July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from six to ten years. The weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years for the 2010 Senior Notes. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of September 30, 2015 we were in compliance with all financial covenants under these purchase agreements.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2015:

	Year Ended September 30,					Thereafter	Total
	2016	2017	2018	2019	2020
	(In thousands)
Senior notes (1)	$60,000	$72,000	$131,000	$28,000	$85,000	$—	$376,000
Interest due on debt obligations (2)	22,136	19,303	15,675	6,269	4,752	—	68,135
Operating lease obligations	22,603	19,415	17,370	15,565	8,638	19,908	103,499
Unrecognized tax benefits (3)	—	—	—	—	—	—	4,634
Total commitments	$104,739	$110,718	$164,045	$49,834	$98,390	$19,908	$552,268

(1)	Represents the unpaid principal amount of the Senior Notes.

(2)	Represents interest payments on the Senior Notes.

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
Goodwill, Acquisition Intangibles and Other Long-Lived Assets - Impairment Assessment
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. We assess goodwill for impairment for each of our reporting units on an annual basis during the fourth quarter using a July 1 measurement date unless circumstances require a more frequent measurement. We have determined that our reporting units are the same as our reportable segments. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a "step zero" approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the "step zero" qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and the overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Using assumptions that are different from those used in our estimates, but in each case reasonable, could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For example, if the economic environment impacts our forecasts beyond what we have anticipated, it could cause the fair value of a reporting unit to fall below its respective carrying value.
For fiscal 2015, we began our assessment with the step zero qualitative analysis because the fair value substantially exceeded the carrying value for each of our reporting units in our fiscal 2014 step one analysis. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of each of our reporting units was less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis in fiscal 2015. For fiscal 2014 and 2013, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment and determined goodwill was not impaired for any of our reporting units.

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2015, 2014 or 2013.
As discussed above, while we believe that the assumptions and estimates utilized were appropriate based on the information available to management, different assumptions, judgments and estimates could materially affect our impairment assessments for our goodwill, acquired intangibles with finite lives and other long-lived assets. Historically, there have been no significant changes in our estimates or assumptions that would have had a material impact for our goodwill or intangible assets impairment assessment. We believe our projected operating results and cash flows would need to be significantly less favorable to have a material impact on our impairment assessment. However, based upon our historical experience with operations, we do not believe there is a reasonable likelihood of a significant change in our projections.
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). We use the Black-Scholes valuation model to determine the fair value of our stock options and a Monte Carlo valuation model to determine the fair value of our market share units. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. Historically, there have been no material changes in our estimates or assumptions. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions. See Note 14 to the accompanying consolidated financial statements for further discussion of our share-based employee benefit plans.
Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our balance sheet using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase. We have historically had minimal changes in our valuation allowances related to deferred tax assets, as described in Note 13 to the accompanying consolidated financial statements.
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the technical merits of the tax position indicate it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions and they are evaluated on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. Historically, settlements related to our unrecognized tax benefits have been minimal as described in Note 13 to the accompanying consolidated financial statements.

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
New Accounting Pronouncements Recently Issued or Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB issued guidance to defer the effective date for one year. For public entities, the standard will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which means it will be effective for our fiscal year beginning October 1, 2016. Early adoption is permitted. We do not believe that adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$86,120	$86,120	0.95%	$105,075	$105,075	0.03%

In May 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). In July 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$131,000	$131,000	$144,009	$202,000	$202,000	$214,170
The 2010 Senior Notes	$245,000	$245,000	$257,563	$245,000	$245,000	$248,557
We have interest rate risk with respect to our five-year $400 million unsecured revolving line of credit. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $232.0 million in borrowings outstanding at a weighted average interest of 1.601% under the credit facility as of September 30, 2015.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency at September 30, 2015 and 2014:

	September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	—

	September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, the fair value was $0 on September 30, 2015 and 2014.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fair Isaac Corporation
San Jose, California

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015. We also have audited the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Diego, CA
November 10, 2015

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$86,120	$105,075
Accounts receivable, net	158,773	155,295
Prepaid expenses and other current assets	41,709	28,157
Total current assets	286,602	288,527
Marketable securities available for sale	9,567	8,751
Other investments	10,958	11,033
Property and equipment, net	38,208	36,677
Goodwill	814,750	779,928
Intangible assets, net	47,321	47,914
Deferred income taxes	15,196	13,061
Other assets	7,561	6,407
Total assets	$1,230,163	$1,192,298
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,852	$22,000
Accrued compensation and employee benefits	54,368	56,650
Other accrued liabilities	30,958	36,235
Deferred revenue	46,697	56,519
Current maturities on debt	92,000	170,000
Total current liabilities	243,875	341,404
Long-term debt	516,000	376,000
Other liabilities	33,290	20,280
Total liabilities	793,165	737,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 31,290 and 32,047 shares outstanding at September 30, 2015 and September 30, 2014, respectively)	313	320
Paid-in-capital	1,152,789	1,129,317
Treasury stock, at cost (57,567 and 56,810 shares at September 30, 2015 and September 30, 2014, respectively)	(2,033,644)	(1,936,095)
Retained earnings	1,368,255	1,284,261
Accumulated other comprehensive loss	(50,715)	(23,189)
Total stockholders’ equity	436,998	454,614
Total liabilities and stockholders’ equity	$1,230,163	$1,192,298
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2015	2014	2013
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$564,232	$527,563	$514,304
Professional services	151,773	149,834	135,194
License	122,776	111,588	93,946
Total revenues	838,781	788,985	743,444
Operating expenses:
Cost of revenues (1)	270,535	249,281	229,468
Research and development	98,824	83,435	66,967
Selling, general and administrative (1)	300,002	278,203	268,395
Amortization of intangible assets (1)	13,673	11,917	13,535
Restructuring and acquisition-related	18,242	4,281	3,486
Total operating expenses	701,276	627,117	581,851
Operating income	137,505	161,868	161,593
Interest expense, net	(29,150)	(28,550)	(30,227)
Other income (expense), net	883	(187)	618
Income before income taxes	109,238	133,131	131,984
Provision for income taxes	22,736	38,252	41,889
Net income	86,502	94,879	90,095
Other comprehensive loss:
Foreign currency translation adjustments	(27,526)	(2,281)	(5,100)
Comprehensive income	$58,976	$92,598	$84,995
Basic earnings per share	$2.75	$2.80	$2.55
Shares used in computing basic earnings per share	31,402	33,870	35,332
Diluted earnings per share	$2.65	$2.72	$2.48
Shares used in computing diluted earnings per share	32,609	34,864	36,292

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2015, 2014 and 2013
(In thousands, except per share data)

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
Balance at September 30, 2012	34,839	$348	$1,103,611	$(1,718,570)	$1,104,825	$(15,808)	$474,406
Share-based compensation	—	—	25,850	—	—	—	25,850
Issuance of treasury stock under employee stock plans	1,642	17	(22,150)	52,389	—	—	30,256
Tax effect from share-based payment arrangements	—	—	2,887	—	—	—	2,887
Repurchases of common stock	(1,695)	(17)	—	(84,876)	—	—	(84,893)
Dividends paid	—	—	—	—	(2,824)	—	(2,824)
Net income	—	—	—	—	90,095	—	90,095
Foreign currency translation adjustments	—	—	—	—	—	(5,100)	(5,100)
Balance at September 30, 2013	34,786	348	1,110,198	(1,751,057)	1,192,096	(20,908)	530,677
Share-based compensation	—	—	36,362	—	—	—	36,362
Issuance of treasury stock under employee stock plans	911	9	(23,278)	29,823	—	—	6,554
Tax effect from share-based payment arrangements	—	—	6,035	—	—	—	6,035
Repurchases of common stock	(3,650)	(37)	—	(214,861)	—	—	(214,898)
Dividends paid	—	—	—	—	(2,714)	—	(2,714)
Net income	—	—	—	—	94,879	—	94,879
Foreign currency translation adjustments	—	—	—	—	—	(2,281)	(2,281)
Balance at September 30, 2014	32,047	320	1,129,317	(1,936,095)	1,284,261	(23,189)	454,614
Share-based compensation	—	—	45,308	—	—	—	45,308
Issuance of treasury stock under employee stock plans	954	10	(34,366)	33,153	—	—	(1,203)
Tax effect from share-based payment arrangements	—	—	12,530	—	—	—	12,530
Repurchases of common stock	(1,711)	(17)	—	(130,702)	—	—	(130,719)
Dividends paid	—	—	—	—	(2,508)	—	(2,508)
Net income	—	—	—	—	86,502	—	86,502
Foreign currency translation adjustments	—	—	—	—	—	(27,526)	(27,526)
Balance at September 30, 2015	31,290	$313	$1,152,789	$(2,033,644)	$1,368,255	$(50,715)	$436,998
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$86,502	$94,879	$90,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,889	32,632	33,214
Share-based compensation	45,308	36,362	25,850
Deferred income taxes	(5,934)	(16,026)	3,671
Tax effect from share-based payment arrangements	12,530	6,035	2,887
Excess tax benefits from share-based payment arrangements	(13,795)	(6,808)	(6,362)
Net amortization of premium on marketable securities	—	—	8
Provision of doubtful accounts	—	1,485	327
Net (gain) loss on sales of property and equipment	2,210	(10)	351
Changes in operating assets and liabilities:
Accounts receivable	(4,602)	(13,649)	1,286
Prepaid expenses and other assets	(15,462)	(1,754)	(822)
Accounts payable	(3,672)	3,174	(590)
Accrued compensation and employee benefits	(1,506)	17,450	(11,729)
Other liabilities	4,113	15,566	1,823
Deferred revenue	(6,604)	5,698	(3,889)
Net cash provided by operating activities	132,977	175,034	136,120
Cash flows from investing activities:
Purchases of property and equipment	(24,999)	(12,590)	(24,147)
Proceeds from maturities of marketable securities	—	—	22,000
Cash paid for acquisitions, net of cash acquired	(56,992)	(7,253)	(32,874)
Distribution from cost method investees	75	—	50
Net cash used in investing activities	(81,916)	(19,843)	(34,971)
Cash flows from financing activities:
Proceeds from revolving line of credit	249,000	145,000	30,000
Payments on revolving line of credit and other short-term loans	(116,000)	(61,000)	(18,676)
Payments on senior notes	(71,000)	(8,000)	(49,000)
Proceeds from issuance of treasury stock under employee stock plans	18,258	18,851	40,107
Taxes paid related to net share settlement of equity awards	(19,461)	(12,297)	(9,851)
Dividends paid	(2,508)	(2,714)	(2,824)
Repurchases of common stock	(130,719)	(217,039)	(82,752)
Excess tax benefits from share-based payment arrangements	13,795	6,808	6,362
Net cash used in financing activities	(58,635)	(130,391)	(86,634)
Effect of exchange rate changes on cash	(11,381)	(2,903)	(2,946)
Increase (decrease) in cash and cash equivalents	(18,955)	21,897	11,569
Cash and cash equivalents, beginning of year	105,075	83,178	71,609
Cash and cash equivalents, end of year	$86,120	$105,075	$83,178
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $1,592, $3,424 and $2,471 during the years ended September 30, 2015, 2014 and 2013, respectively	$33,752	$22,367	$24,141
Cash paid for interest	$30,470	$28,209	$31,011
Supplemental disclosures of non-cash investing and financing activities:
Unsettled repurchases of common stock	$—	$—	$2,141
Purchase of property and equipment included in accounts payable	$436	$363	$681
See accompanying notes to consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013
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
Years Ended September 30, 2015, 2014 and 2013

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
The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $20.2 million, $20.7 million and $19.7 million during fiscal 2015, 2014 and 2013, respectively.

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

Goodwill, Acquisition Intangibles and Other Long-Lived Assets
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. We assess goodwill for impairment for each of our reporting units on an annual basis during the fourth quarter using a July 1 measurement date unless circumstances require a more frequent measurement. We have determined that our reporting units are the same as our reportable segments. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a "step zero" approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the "step zero" qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and the overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors.
For fiscal 2015, we began our assessment with the step zero qualitative analysis because the fair value substantially exceeded the carrying value for each of our reporting units in our fiscal 2014 step one analysis. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of each of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis in fiscal 2015. For fiscal 2014 and 2013, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment and determined goodwill was not impaired for any of our reporting units.
We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 to 10 years
Customer contracts and relationships	5 to 15 years
Trade names	1 to 3 years
Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2015, 2014 or 2013.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

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
Years Ended September 30, 2015, 2014 and 2013

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
Years Ended September 30, 2015, 2014 and 2013

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
Years Ended September 30, 2015, 2014 and 2013

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
We recorded transactional foreign exchange losses of $0.0 million (less than $100,000), $1.0 million and $0.8 million during fiscal 2015, 2014 and 2013, respectively.
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 14 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $3.7 million, $3.8 million and $2.5 million in fiscal 2015, 2014 and 2013, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

New Accounting Pronouncements Recently Issued or Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB issued guidance to defer the effective date for one year. For public entities, the standard will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which means it will be effective for our fiscal year beginning October 1, 2016. Early adoption is permitted. We do not believe that adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.
2. Business Combinations
On January 12, 2015, we acquired 100% of the equity of TONBELLER Aktiengesellschaft (“TONBELLER”). TONBELLER is an innovative provider of financial crime and compliance (“FCC”) solutions that support the demanding regulatory compliance requirements of more than a thousand banks and commercial organizations. This acquisition allows us to capitalize on the escalating demand for new, risk-based, integrated FCC solutions.
The major classes of assets and liabilities to which we have preliminarily allocated the purchase price are as follows:

(In thousands)
Consideration

Cash	$59,632

Acquisition-related costs (included in the Company’s consolidated statement of income for the year ended September 30, 2015 as a component of restructuring and acquisition-related expenses)	$763

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$2,640
Accounts receivable, net	5,331
Prepaid expenses and other current assets	209
Intangible assets:
Completed technology	2,700
Customer relationships	11,600
Trade names	600
Other assets	112
Accounts payable	(1,118)
Accrued compensation and employee benefits	(1,514)
Other accrued liabilities	(2,728)
Deferred income taxes	(4,349)
Total identifiable net assets	13,483
Goodwill	46,149
Total	$59,632

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

The acquired identifiable intangible assets have a weighted average useful life of approximately 4.9 years and are being amortized using the straight-line method over their estimated useful lives as follows: completed technology, five years; customer relationships, five years; and trade names, three years. The goodwill of $46.1 million arising from the acquisition consists largely of the revenue synergies related to market expansion and more rapid innovation for our solutions. The goodwill was allocated to our Applications segment and is not deductible for tax purposes. The final purchase price allocation is subject to the completion of the final valuation of the accounts receivables acquired, which is expected to be completed as soon as is practicable but no later than January 12, 2016, and will not have a material impact on the preliminary purchase price allocation disclosed above. TONBELLER has been included in our operating results since the acquisition date. The pro forma impact of this acquisition was not deemed material to our results of operations.
In fiscal 2014, we acquired 100% of the common stock of InfoCentricity, Inc. for $8.2 million in cash.
In fiscal 2013, we acquired 100% of the ownership interest of CR Software, LLC for $29.6 million in cash. We recorded $16.5 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 8.8 years. The goodwill of $13.7 million was allocated to our Applications segment and was not deductible for tax purposes. We also acquired 100% of the common stock of Infoglide Software, Inc. (“Infoglide”) for $4.4 million in cash.
3. Cash, Cash Equivalents and Marketable Securities Available for Sale
The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Fair Value	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$85,681	$—	$85,681	$94,749	$—	$94,749
Money market funds	439	—	439	439	—	439
Non-U.S. money market funds	—	—	—	9,887	—	9,887
Total	$86,120	$—	$86,120	$105,075	$—	$105,075
Long-term Marketable Securities:
Marketable equity securities	$8,691	$876	$9,567	$7,220	$1,531	$8,751

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

•
Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2015 and 2014.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

•
Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2015 and 2014.

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2015 and 2014:

September 30, 2015	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2015
	(In thousands)
Assets:
Cash equivalents (1)	$439	$439
Marketable securities (2)	9,567	9,567
Total	$10,006	$10,006

September 30, 2014	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2014
	(In thousands)
Assets:
Cash equivalents (1)	$10,326	$10,326
Marketable securities (2)	8,751	8,751
Total	$19,077	$19,077

(1)
Included in cash and cash equivalents on our balance sheet at September 30, 2015 and 2014. Not included in this table are cash deposits of $85.7 million and $94.7 million at September 30, 2015 and 2014, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at September 30, 2015 and 2014.

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
For the fair value of our derivative instruments and senior notes, see Note 5 and Note 10, respectively.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

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
The following tables summarize our outstanding foreign currency forward contracts, by currency at September 30, 2015 and 2014:

		September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	—

		September 30, 2014
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	3,300	$2,960	$—
Euro (EUR)	EUR	3,800	$4,790	—
Buy foreign currency:
British pound (GBP)	GBP	6,795	$11,000	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, their fair value was $0 at September 30, 2015 and 2014.
Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net. These amounts are shown below for the years ended September 30, 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Gain (loss) on foreign currency forward contracts	$(62)	$256	$25

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

6. Receivables
Receivables at September 30, 2015 and 2014 consisted of the following:

	September 30,
	2015	2014
	(In thousands)
Billed	$114,464	$123,083
Unbilled (1)	46,435	35,139
	160,899	158,222
Less: allowance for doubtful accounts	(2,126)	(2,927)
Receivables, net	$158,773	$155,295

(1)
Represents revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2015	2014
	(In thousands)
Balance, beginning of year	$2,927	$3,157
Add: expense	—	1,485
Less: write-offs (net of recoveries)	(801)	(1,715)
Balance, end of year	$2,126	$2,927
7. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2015 and 2014:

	September 30, 2015				September 30, 2014
	(In thousands, except average life)
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
Completed technology	$87,820	$(67,769)	$20,051	5	$87,050	$(61,189)	$25,861	5
Customer contracts and relationships	65,762	(38,930)	26,832	12	55,130	(33,077)	22,053	13
Trade names	576	(138)	438	3	—	—	—
	$154,158	$(106,837)	$47,321	8	$142,180	$(94,266)	$47,914	8

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income and comprehensive income, consisted of the following during fiscal 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Cost of revenues	$7,594	$7,371	$6,630
Selling, general and administrative expenses	6,079	4,546	6,905
Total	$13,673	$11,917	$13,535
In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.
Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2015, was as follows (in thousands):

Year Ended September 30,
2016	$14,209
2017	13,095
2018	6,018
2019	5,503
2020	3,394
Thereafter	5,102
Total	$47,321
The following table summarizes changes to goodwill during fiscal 2015 and 2014, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2013	$559,538	$146,648	$67,745	$773,931
Addition from acquisitions	—	—	5,129	5,129
Adjustment related to prior acquisitions	298	—	—	298
Foreign currency translation adjustment	459	—	111	570
Balance at September 30, 2014	560,295	146,648	72,985	779,928
Addition from acquisitions	46,149	—	—	46,149
Foreign currency translation adjustment	(9,679)	—	(1,648)	(11,327)
Balance at September 30, 2015	$596,765	$146,648	$71,337	$814,750

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

8. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment at September 30, 2015 and 2014:

	September 30,
	2015	2014
	(In thousands)
Property and equipment:
Data processing equipment and software	$71,841	$124,699
Office furniture and equipment	14,750	14,346
Leasehold improvements	23,269	25,503
Less: accumulated depreciation and amortization	(71,652)	(127,871)
Total	$38,208	$36,677
9. Revolving Line of Credit
In December 2014 we refinanced our $200 million unsecured revolving line of credit, increasing our borrowing capacity to $400 million with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2015, we had $232.0 million in borrowings outstanding at a weighted average interest rate of 1.601%, of which $200.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of September 30, 2015.
10. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
	(In millions)
A	$41.0	6.37%	May 7, 2013
B	$40.0	6.37%	May 7, 2015
C	$63.0	6.71%	May 7, 2015
D	$131.0	7.18%	May 7, 2018

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
	(In millions)
E	$60.0	4.72%	July 14, 2016
F	$72.0	5.04%	July 14, 2017
G	$28.0	5.42%	July 14, 2019
H	$85.0	5.59%	July 14, 2020
We were and are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which required annual principal payments of $8.0 million starting on May 7, 2011 and ending on May 7, 2015. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of September 30, 2015, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities.
The following table presents the principal amounts, carrying amounts and fair values for the Senior Notes at September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$131,000	$131,000	$144,009	$202,000	$202,000	$214,170
The 2010 Senior Notes	$245,000	$245,000	$257,563	$245,000	$245,000	$248,557
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
Future principal payments for the Senior Notes are as follows (in thousands):

Year Ended September 30,
2016	$60,000
2017	72,000
2018	131,000
2019	28,000
2020	85,000
Total	$376,000
11. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $7.1 million, $6.3 million and $6.3 million during fiscal 2015, 2014 and 2013, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $20.3 million, $25.0 million and $10.5 million during fiscal 2015, 2014 and 2013, respectively.
12. Restructuring Expenses
During fiscal 2015, we incurred net charges totaling $17.5 million consisting of $13.6 million in facilities charges associated with vacating excess leased space in Roseville, Minnesota and San Rafael, California, and $3.9 million in severance charges due to the elimination of 97 positions throughout the company. Cash payments for all the facilities charges will be paid by the end of our fiscal 2020. Cash payments for all the severance costs will be paid by the end of our fiscal 2016.
During fiscal 2014, we incurred net charges totaling $4.1 million consisting of $0.2 million in facilities charges and $3.9 million in severance charges due to the elimination of 88 positions primarily in the U.S. Cash payments for all the restructuring charges were paid by the end of the second quarter of our fiscal 2015.
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

	Accrual at September 30, 2013	Expense Additions	Cash Payments	Non-cash Settlements	Accrual at September 30, 2014
	(In thousands)
Facilities charges	$1,732	$167	$(1,807)	$—	$92
Employee separation	—	3,963	(3,793)	—	170
	1,732	$4,130	$(5,600)	$—	262
Less: current portion	(1,732)				(262)
Non-current	$—				$—

	Accrual at September 30, 2014	Expense Additions	Cash Payments	Non-cash Settlements	Accrual at September 30, 2015
	(In thousands)
Facilities charges	$92	$13,571	$(92)	$(576)	$12,995
Employee separation	170	3,908	(1,673)	—	2,405
	262	$17,479	$(1,765)	$(576)	15,400
Less: current portion	(262)				(5,570)
Non-current	$—				$9,830

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

13. Income Taxes
The provision for income taxes was as follows during fiscal 2015, 2014 and 2013:

	Year ended September 30,
	2015	2014	2013
	(In thousands)
Current:
Federal	$23,646	$42,570	$31,469
State	(5,381)	4,221	2,755
Foreign	10,405	7,487	3,994
	28,670	54,278	38,218
Deferred:
Federal	(5,004)	(15,401)	(468)
State	1,422	(1,093)	2,069
Foreign	(2,352)	468	2,070
	(5,934)	(16,026)	3,671
Total provision	$22,736	$38,252	$41,889
The foreign provision was based on foreign pre-tax earnings of $45.2 million, $43.3 million and $24.3 million in fiscal 2015, 2014 and 2013, respectively. Current foreign tax expense related to foreign tax withholdings was $5.3 million, $7.7 million and $4.8 million in fiscal 2015, 2014 and 2013, respectively. Foreign withholding tax and related foreign tax credits are included in federal current tax expense above.

Deferred tax assets and liabilities at September 30, 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$17,650	$18,618
Research credit carryforward	5,759	5,018
Accrued bonus	5,400	8,484
Investments	1,042	1,059
Accrued compensation	1,834	1,381
Share-based compensation	23,741	20,238
Deferred revenue	979	629
Accrued lease costs	5,009	1,007
Property and equipment	3,249	2,837
Other	5,613	4,731
	70,276	64,002
Less valuation allowance	(13,882)	(12,078)
Total deferred tax assets	56,394	51,924
Deferred tax liabilities:
Intangible assets	(30,286)	(27,391)
Prepaid expense	(3,877)	(3,966)
Other	(993)	(993)
Total deferred tax liabilities	(35,156)	(32,350)
Deferred tax assets, net	$21,238	$19,574

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2015.
As of September 30, 2015, we had available U.S. federal, state and foreign NOL carryforwards of approximately $23.9 million, $0.3 million, and $34.2 million, respectively. The U.S. NOLs were acquired in connection with our acquisitions of Braun in fiscal 2005, Adeptra and Entiera in fiscal 2012, and Infoglide in fiscal 2013. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2024, if not utilized. The state NOL carryforward will begin to expire at various dates beginning in fiscal 2021, if not utilized. The UK and Luxembourg NOL carryforwards do not have an expiration date. The $34.2 million of foreign NOL includes $22.0 million related to China. Due to a limited ability to utilize the China NOLs a full valuation allowance has been recorded on the China NOLs, resulting in no tax benefit. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. We also have available excess California state research credit of approximately $5.7 million. The California state research credit does not have an expiration date; however, based on enacted law and expected future cash taxes, we have recorded a valuation allowance of $5.7 million.
The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for fiscal 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Income tax provision at U.S. federal statutory rate	$38,233	$46,595	$46,194
State income taxes, net of U.S. federal benefit	1,719	2,832	2,689
Foreign tax rate differential	(5,279)	(4,592)	(2,855)
Intercompany interest	(1,260)	(1,246)	—
Research credits	(2,104)	(302)	(2,412)
Domestic production deduction	(1,607)	(3,141)	(2,168)
Federal and state audit settlements	(5,806)	(5,886)	—
Foreign	(3,109)	(1,654)	—
Valuation allowance	1,805	3,888	2,310
Intercompany dividend	(1,296)	150	(32)
Other	1,440	1,608	(1,837)
Recorded income tax provision	$22,736	$38,252	$41,889

The decrease in our effective tax rate in fiscal 2015 compared to fiscal 2014 was due primarily to the favorable settlement of the fiscal 2006 - 2009 state audits, the favorable settlement of the 2010 foreign transfer pricing assessment, as well as the December 2014 reenactment of the calendar 2014 U.S. Federal Research and Development Credit, which resulted in a catch up adjustment for the R&D credit during fiscal 2015.
The decrease in our effective tax rate in fiscal 2014 compared to fiscal 2013 was due primarily to the favorable settlement of the fiscal 2010 - 2012 Federal IRS audits and secondly, due to a higher percentage of revenue in lower taxing jurisdictions. The 2013 effective tax rate was positively impacted by the reenactment of the U.S. Federal Research and Development Credit.
In fiscal 2015 and 2014, the foreign taxes consist of tax rate differentials, local country permanent items, and prior years’ true ups.
In general, it is our practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of September 30, 2015, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $52.8 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2012. We are currently under audit by the California Franchise Tax Board for fiscal 2012 and 2013. We do not anticipate any adjustments related to those audits that will result in a material change to our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$4,554	$9,009	$7,501
Gross increases for tax positions in prior years	1,725	2,468	508
Gross decreases for tax positions in prior years	(3)	(967)	—
Gross increases based on tax positions related to the current year	582	923	1,000
Decreases for settlements and payments	(2,224)	(6,879)	—
Gross unrecognized tax benefits at end of year	$4,634	$4,554	$9,009
We had $4.6 million of total unrecognized tax benefits as of September 30, 2015, including $4.0 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a reduction of the uncertain tax benefits in the next 12 months.
We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2015, we have accrued interest of $0.2 million related to the unrecognized tax benefits.
14. Stock-Based Employee Benefit Plans
Description of Stock Option and Share Plans
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we are authorized to issue equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have two other long-term incentive plans under which awards are currently outstanding: the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012, and the 2003 Employment Inducement Award Plan, which was adopted in November 2003 and terminated in February 2012. Stock option awards granted after September 30, 2005 have a maximum term of seven years, and stock option awards granted prior to October 1, 2005 had a maximum term of ten years. Stock option awards and restricted stock unit awards not subject to market conditions vest ratably over three or four years. Restricted stock unit awards subject to market conditions vest annually over a period of three years based on achievement of specified criteria. At September 30, 2015, there were 2,428,612 shares available for issuance under the 2012 Plan.
Description of Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“Purchase Plan”), we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December. The Purchase Plan was suspended effective January 1, 2009 and employees cannot contribute to the Purchase Plan until the suspension is repealed. At September 30, 2015, there were 2,707,966 shares available for issuance.
We satisfy stock option exercises, vesting of restricted stock units and Purchase Plan issuances from treasury shares.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

Share-Based Compensation Expense and related income tax benefits
We recorded share-based compensation expense of $45.3 million, $36.4 million and $25.9 million in fiscal years 2015, 2014 and 2013, respectively. The total tax benefit related to this share-based compensation expense was $16.1 million, $13.0 million and $9.2 million in fiscal 2015, 2014 and 2013, respectively. As of September 30, 2015, there was $67.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.30 years.
In fiscal 2015 we received $18.3 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $8.9 million.
Stock-Based Activity
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
Stock Options:
Average expected term (years)	4.18	4.04	4.10
Expected volatility (range)	34.5 - 35.3%	34.6 - 35.6%	35.3 - 36.9%
Weighted average volatility	34.6%	35.1%	36.6%
Risk-free interest rate (range)	1.33 - 1.48%	0.76 - 1.16%	0.51 - 1.07%
Average expected dividend yield	0.14%	0.16%	0.20%
Expected dividend yield (range)	0.11 - 0.14%	0.16 - 0.17%	0.18 - 0.20%
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

The following table summarizes option activity during fiscal 2015:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2014	2,089	$36.24
Granted	552	73.37
Exercised	(545)	33.46
Forfeited	(72)	41.47
Outstanding at September 30, 2015	2,024	$46.94	4.31	$76,075
Options exercisable at September 30, 2015	1,005	$35.51	3.44	$49,230
Vested and expected to vest at September 30, 2015	1,918	$46.06	4.26	$73,769
The weighted average fair value of options granted were $21.66, $15.50 and $12.53 during fiscal 2015, 2014 and 2013, respectively. The aggregate intrinsic value of options outstanding at September 30, 2015 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2.0 million outstanding shares, which had exercise prices lower than the $84.50 market price of our common stock at September 30, 2015. The total intrinsic value of options exercised was $24.3 million, $13.8 million and $19.8 million during fiscal 2015, 2014 and 2013, respectively, determined as of the date of exercise.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant adjusted for the expected dividend yield. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2015:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2014	1,440	$46.68
Granted	544	73.93
Released	(513)	43.55
Forfeited	(152)	52.09
Outstanding at September 30, 2015	1,319	$58.51
The weighted average fair value of the RSUs granted were $73.93, $56.23 and $42.41 during fiscal 2015, 2014 and 2013, respectively. The total intrinsic value of the RSUs that vested was $38.5 million, $27.6 million and $24.1 million during fiscal 2015, 2014 and 2013, respectively, determined as of the date of vesting.
Performance Share Units
Performance share units (“PSUs”) are granted to our senior officers and earned based on pre-established performance goals approved by the Leadership Development and Compensation Committee of our Board of Directors for any given performance period. The range of payout is zero to 200% of the number of granted PSUs, based on the outcome of the performance conditions. The fair value of the PSUs is the closing market price of our common stock on the date of grant adjusted for the expected dividend yield. We amortize the fair value on a straight-line basis over the vesting period, based on the performance condition that is probable of achievement that would result in the vesting of the most shares. The Company reassesses the probability at each reporting period and recognizes the cumulative effect of the change in estimate in the period of change. As of September 30, 2015, the Company believed the performance condition of the PSUs granted during fiscal year 2015 had been achieved at 92.17% of target value, however, the final determination has not yet been made by the Leadership Development and Compensation Committee.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

The following table summarizes the PSUs activity during fiscal 2015:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2014	381	$47.19
Granted	82	71.86
Released	(135)	45.58
Forfeited	(47)	56.14
Outstanding at September 30, 2015	281	$53.70
The weighted average fair value of the PSUs granted were $71.86, $56.63 and $41.56 during fiscal 2015, 2014 and 2013, respectively. The total intrinsic value of the PSUs that vested was $9.7 million, $4.9 million and $2.6 million during fiscal 2015, 2014 and 2013, respectively, determined as of the date of vesting.
Market Share Units
Starting our fiscal 2014, market share units (“MSUs”) are granted to our senior officers and earned based on our total shareholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and attribute the cost separately for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not exercisable or retained by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2015 and 2014:

	Year Ended September 30,
	2015	2014

Expected volatility in FICO’s stock price	26.6%	33.9%
Expected volatility in Russell 3000 Index	12.2%	17.3%
Correlation between FICO and the Russell 3000 Index	55.9%	68.0%
Risk-free interest rate	1.10%	0.68%
Average expected dividend yield	0.14%	0.16%
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
The following table summarizes the MSUs activity during fiscal 2015:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2014	88	$68.47
Granted	83	101.85
Released	(24)	68.47
Forfeited	(18)	78.27
Outstanding at September 30, 2015	129	$88.65
The weighted average fair value of the MSUs granted were $101.85 and $68.47 during fiscal 2015 and 2014, respectively. The total intrinsic value of the MSUs that vested was $1.7 million during fiscal 2015, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

15. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$86,502	$94,879	$90,095
Denominator — share:
Basic weighted-average shares	31,402	33,870	35,332
Effect of dilutive securities	1,207	994	960
Diluted weighted-average shares	32,609	34,864	36,292
Earnings per share:
Basic	$2.75	$2.80	$2.55
Diluted	$2.65	$2.72	$2.48
The computation of diluted EPS excludes options to purchase approximately 138,000, 11,000, and 111,000 shares of common stock for fiscal 2015, 2014 and 2013, respectively, because the options’ exercise prices exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.

16. Related Party Transactions
We have a $10 million investment in convertible preferred stock of a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenue was immaterial for the years ended September 30, 2015, 2014 and 2013. The accounts receivable balance from this company was not significant as of September 30, 2015 and 2014.
17. Segment Information
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

•
Tools. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our new FICO® Decision Management Suite, as well as associated professional services.

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

The following tables summarize segment information for fiscal 2015, 2014 and 2013:

	Year Ended September 30, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$320,596	$200,426	$43,210	$—	$564,232
Professional services	124,562	2,901	24,310	—	151,773
License	81,116	3,680	37,980	—	122,776
Total segment revenues	526,274	207,007	105,500	—	838,781
Segment operating expense	(366,666)	(55,793)	(111,850)	(89,744)	(624,053)
Segment operating income (loss)	$159,608	$151,214	$(6,350)	$(89,744)	$214,728
Unallocated share-based compensation expense					(45,308)
Unallocated amortization expense					(13,673)
Unallocated restructuring and acquisition-related expenses					(18,242)
Operating income					137,505
Unallocated interest expense, net					(29,150)
Unallocated other income, net					883
Income before income taxes					$109,238
Depreciation expense	$13,861	$921	$3,087	$2,347	$20,216

	Year Ended September 30, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$313,316	$178,023	$36,224	$—	$527,563
Professional services	121,100	2,784	25,950	—	149,834
License	69,840	5,662	36,086	—	111,588
Total segment revenues	504,256	186,469	98,260	—	788,985
Segment operating expense	(334,762)	(44,187)	(94,057)	(101,551)	(574,557)
Segment operating income	$169,494	$142,282	$4,203	$(101,551)	214,428
Unallocated share-based compensation expense					(36,362)
Unallocated amortization expense					(11,917)
Unallocated restructuring and acquisition-related expenses					(4,281)
Operating income					161,868
Unallocated interest expense, net					(28,550)
Unallocated other expense, net					(187)
Income before income taxes					$133,131
Depreciation expense	$14,451	$851	$2,752	$2,661	$20,715

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

	Year Ended September 30, 2013
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$306,738	$175,281	$32,285	$—	$514,304
Professional services	110,081	4,012	21,101	—	135,194
License	59,265	1,520	33,161	—	93,946
Total segment revenues	476,084	180,813	86,547	—	743,444
Segment operating expense	(334,953)	(50,546)	(67,078)	(86,403)	(538,980)
Segment operating income	$141,131	$130,267	$19,469	$(86,403)	204,464
Unallocated share-based compensation expense					(25,850)
Unallocated amortization expense					(13,535)
Unallocated restructuring and acquisition-related expenses					(3,486)
Operating income					161,593
Unallocated interest expense, net					(30,227)
Unallocated other income, net					618
Income before income taxes					$131,984
Depreciation expense	$14,171	$867	$1,998	$2,643	$19,679
Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2015, 2014 and 2013, the majority of which were derived from the sale of products and services within the banking (including consumer credit) industry:

	Year Ended September 30,
	2015		2014		2013
	(Dollars in thousands)
Applications	$526,274	63%	$504,256	64%	$476,084	64%
Scores	207,007	25%	186,469	24%	180,813	24%
Tools	105,500	12%	98,260	12%	86,547	12%
Total	$838,781	100%	$788,985	100%	$743,444	100%
Within our Applications segment our fraud solutions accounted for 23%, 23% and 22% of total revenues in each of fiscal 2015, 2014 and 2013, respectively; our customer management solutions accounted for 9%, 10% and 11% of total revenues, in each of these periods, respectively; and our collections & recovery solutions accounted for 9% for each of these periods.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2015, 2014 and 2013:

	Year Ended September 30,
	2015		2014		2013
	(Dollars in thousands)
United States	$505,109	60%	$457,270	58%	$449,437	60%
United Kingdom	93,855	11%	98,784	12%	79,238	11%
Other countries	239,817	29%	232,931	30%	214,769	29%
Total	$838,781	100%	$788,985	100%	$743,444	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

During fiscal 2015, 2014 and 2013, no individual customer accounted for 10% or more of our total revenues; however, we derive a substantial portion of revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 16%, 15% and 16% of our total revenues in fiscal 2015, 2014 and 2013, respectively. At September 30, 2015 and 2014, no individual customer accounted for 10% or more of total consolidated receivables.
Our property and equipment, net, on a geographical basis are summarized below at September 30, 2015 and 2014. At September 30, 2015 and 2014, no individual country outside the U.S. accounted for 10% or more of total consolidated net property and equipment.

	September 30,
	2015		2014
	(Dollars in thousands)
United States	$29,949	78%	$29,276	80%
International	8,259	22%	7,401	20%
Total	$38,208	100%	$36,677	100%
18. Commitments
Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2015:

Year Ended September 30,	Future Minimum Lease Commitments
(In thousands)
2016	$22,603
2017	19,415
2018	17,370
2019	15,565
2020	8,638
Thereafter	19,908
Total	$103,499

Lease Commitments
We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $20.7 million, $19.4 million and $22.1 million during fiscal 2015, 2014 and 2013, respectively.
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
Years Ended September 30, 2015, 2014 and 2013

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

21. Supplementary Financial Data (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2015. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(In thousands, except per share data)
Revenues	$232,756	$209,366	$207,109	$189,550
Cost of revenues (1)	67,042	66,202	70,991	66,300
Gross profit	165,714	143,164	136,118	123,250
Net income	$33,319	$19,906	$18,870	$14,407
Earnings per share (2):
Basic	$1.07	$0.64	$0.60	$0.45
Diluted	$1.03	$0.62	$0.58	$0.43
Shares used in computing earnings per share:
Basic	31,214	31,118	31,335	31,936
Diluted	32,494	32,363	32,448	33,128

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015, 2014 and 2013

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(In thousands, except per share data)
Revenues	$221,570	$197,610	$185,462	$184,343
Cost of revenues (1)	71,026	62,752	58,183	57,319
Gross profit	150,544	134,858	127,279	127,024
Net income	$36,603	$20,548	$20,751	$16,977
Earnings per share (2):
Basic	$1.14	$0.60	$0.60	$0.49
Diluted	$1.10	$0.58	$0.59	$0.47
Shares used in computing earnings per share:
Basic	32,123	34,210	34,500	34,699
Diluted	33,217	35,162	35,311	35,820

(1)
Cost of revenues excludes amortization expense of $1.9 million, $1.9 million, $1.9 million, $1.8 million, $1.9 million, $1.9 million, $1.8 million and $1.8 million for the quarters ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively.

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
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the guidelines established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2015.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2015, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2016.
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
		57

Michael J. Pung	November 2010-present, Executive Vice President and Chief Financial Officer of the Company. August 2004-November 2010, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	52

Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	48

Wayne Huyard	November 2014-present, Executive Vice President of Sales, Services, and Marketing of the Company. January 2014-November 2014, Consultant to the Chief Executive Officer of the Company. September 2012-November 2014, Chief Executive Officer and President, TEXbase, Inc. March 2012-May 2012, General Manager of RightNow Technologies, Oracle Corporation. July 2010-February 2012, President and Chief Operating Officer, RightNow Technologies, Inc. May 2006-May 2010, Operations and Advisory Group Executive Leadership Team Member, Cerberus Capital Management L.P.	56

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	50

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	46

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	50

Stuart C. Wells	April 2012-present, Executive Vice President, Chief Technology Officer of the Company. June 2010- April 2012, Head of Global Professional Services and Support of the Company (Consultant). February 2009-June 2010, CEO, and Chairman of the Board, ScaleMP. January 2007-January 2009, Senior Vice President and President, Avaya, Inc. April 2005-December 2006, Executive Vice President, Utility Computing, Sun Microsystems.	59
The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2016.

FICO has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our website located at www.fico.com. FICO intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its website. FICO also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the web site cited above.
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 24, 2016.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for 2015,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2016.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 24, 2016.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements:

2. Financial Statement Schedules
All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3. Exhibits:

Exhibit Number	Description

3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689))

3.2
Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689))

10.1
Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2008 (file no. 001-11689))

10.2
Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010 (file no. 001-11689))

10.3
Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 (file no. 001-11689)) (1)

10.4
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to the Company's Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)

10.5
Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2008 (file no. 001-11689)) (1)

10.6
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)

10.7
Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended September 30, 2006 (file no. 001-11689)) (1)

10.8
Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689)) (1)

10.9
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002 (file no. 001-11689)) (1)

10.10	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.11
Form of Amendment to Management Agreement entered into with certain of the Company's executive officers. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2014) (1)

10.12
Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689)) (1)

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

10.18	Letter Agreement dated November 5, 2014 by and between the Company and Wayne Huyard. (Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2014.) (1)

10.19
Fair Isaac Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on January 4, 2012.) (1)

10.20
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

10.27
Form of Performance Share Unit Award Agreement (fiscal 2013 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.28
Form of Performance Share Unit Award Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)

10.29*	Form of Performance Share Unit Award Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (1)

10.30
Form of Market Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)

10.31*	Form of Market Share Unit Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (1)

10.32
Amended and Restated Credit Agreement dated December 31, 2014 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2014.)

10.33
First Amendment to Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association as administrative agent and the lenders thereto dated as of April 16, 2015. (Incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K filed on April 17, 2015)

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
DATE: November 10, 2015
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

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 10, 2015
William J. Lansing

/s/ MICHAEL J. PUNG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 10, 2015
Michael J. Pung

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 10, 2015
Michael S. Leonard

/s/ A. GEORGE BATTLE	Director	November 10, 2015
A. George Battle

/s/ GREG R. GIANFORTE	Director	November 10, 2015
Greg R. Gianforte

/s/ BRADEN R. KELLY	Director	November 10, 2015
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 10, 2015
James D. Kirsner

/s/ MARC F. MCMORRIS	Director	November 10, 2015
Marc F. McMorris

/s/ JOANNA REES	Director	November 10, 2015
Joanna Rees

/s/ DAVID A. REY	Director	November 10, 2015
David A. Rey

/s/ DUANE E. WHITE	Director	November 10, 2015
Duane E. White

EXHIBIT INDEX
To Fair Isaac Corporation
Annual Report On Form 10-K For The Fiscal Year Ended September 30, 2015

Exhibit Number	Description
3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689))	Incorporated by Reference

3.2
Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689))
Incorporated by Reference

10.1
Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2008 (file no. 001-11689))
Incorporated by Reference

10.2
Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010 (file no. 001-11689))
Incorporated by Reference

10.3
Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 (file no. 001-11689)) (1)
Incorporated by Reference

10.4
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to the Company's Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)
Incorporated by Reference

10.5
Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2008 (file no. 001-11689)) (1)
Incorporated by Reference

10.6
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)
Incorporated by Reference

10.7
Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended September 30, 2006 (file no. 001-11689)) (1)
Incorporated by Reference

10.8
Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689)) (1)
Incorporated by Reference

10.9
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002 (file no. 001-11689)) (1)
Incorporated by Reference

10.10	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012.) (1)	Incorporated by Reference

10.11
Form of Amendment to Management Agreement entered into with certain of the Company's executive officers. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2014) (1)
Incorporated by Reference

10.12
Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689)) (1)
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
Incorporated by Reference

10.18	Letter Agreement dated November 5, 2014 by and between the Company and Wayne Huyard. (Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2014.) (1)	Incorporated by Reference

10.19
Fair Isaac Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on January 4, 2012.) (1)
Incorporated by Reference

10.20
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

10.28
Form of Performance Share Unit Award Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)
Incorporated by Reference

10.29	Form of Performance Share Unit Award Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (1)	Filed Electronically

10.30
Form of Market Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)
Incorporated by Reference

10.31	Form of Market Share Unit Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (1)	Filed Electronically

10.32
Amended and Restated Credit Agreement dated December 31, 2014 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2014.)
Incorporated by Reference

10.33
First Amendment to Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association as administrative agent and the lenders thereto dated as of April 16, 2015. (Incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K filed on April 17, 2015)
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