Form 10-Q
period 2015-12-31
FAIR ISAAC CORP
filed 2016-01-28
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on January 15, 2016 was 31,377,689 (excluding 57,479,094 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2015	September 30, 2015
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$90,710	$86,120
Accounts receivable, net	139,078	158,773
Prepaid expenses and other current assets	57,757	41,709
Total current assets	287,545	286,602
Marketable securities available for sale	9,662	9,567
Other investments	10,958	10,958
Property and equipment, net	38,422	38,208
Goodwill	810,019	814,750
Intangible assets, net	43,062	47,321
Deferred income taxes	8,226	15,196
Other assets	7,356	7,561
Total assets	$1,215,250	$1,230,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,595	$19,852
Accrued compensation and employee benefits	37,837	54,368
Other accrued liabilities	28,770	30,958
Deferred revenue	51,888	46,697
Current maturities on debt	103,000	92,000
Total current liabilities	243,090	243,875
Long-term debt	516,000	516,000
Other liabilities	33,992	33,290
Total liabilities	793,082	793,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 31,372 and 31,290 shares outstanding at December 31, 2015 and September 30, 2015, respectively)	314	313
Paid-in-capital	1,139,588	1,152,789
Treasury stock, at cost (57,485 and 57,567 shares at December 31, 2015 and September 30, 2015, respectively)	(2,047,774)	(2,033,644)
Retained earnings	1,386,874	1,368,255
Accumulated other comprehensive loss	(56,834)	(50,715)
Total stockholders’ equity	422,168	436,998
Total liabilities and stockholders’ equity	$1,215,250	$1,230,163

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2015	2014
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$147,072	$131,410
Professional services	34,152	35,198
License	18,852	22,942
Total revenues	200,076	189,550
Operating expenses:
Cost of revenues *	62,193	66,300
Research and development	24,631	22,637
Selling, general and administrative *	78,838	72,801
Amortization of intangible assets *	3,580	2,932
Total operating expenses	169,242	164,670
Operating income	30,834	24,880
Interest expense, net	(6,724)	(7,205)
Other income (expense), net	(334)	649
Income before income taxes	23,776	18,324
Provision for income taxes	4,535	3,917
Net income	19,241	14,407
Other comprehensive loss:
Foreign currency translation adjustments	(6,119)	(11,451)
Comprehensive income	$13,122	$2,956
Earnings per share:
Basic	$0.62	$0.45
Diluted	$0.59	$0.43
Shares used in computing earnings per share:
Basic	31,185	31,936
Diluted	32,436	33,128

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2015	31,290	$313	$1,152,789	$(2,033,644)	$1,368,255	$(50,715)	$436,998
Share-based compensation	—	—	14,700	—	—	—	14,700
Issuance of treasury stock under employee stock plans	401	4	(37,516)	14,249	—	—	(23,263)
Tax effect from share-based payment arrangements	—	—	9,615	—	—	—	9,615
Repurchases of common stock	(319)	(3)	—	(28,379)	—	—	(28,382)
Dividends paid	—	—	—	—	(622)	—	(622)
Net income	—	—	—	—	19,241	—	19,241
Foreign currency translation adjustments	—	—	—	—	—	(6,119)	(6,119)
Balance at December 31, 2015	31,372	$314	$1,139,588	$(2,047,774)	$1,386,874	$(56,834)	$422,168
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$19,241	$14,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,441	8,107
Share-based compensation	14,700	8,794
Deferred income taxes	5,986	5,676
Tax effect from share-based payment arrangements	9,615	6,379
Excess tax benefits from share-based payment arrangements	(10,079)	(6,485)
Provision for doubtful accounts, net	438	—
Changes in operating assets and liabilities:
Accounts receivable	18,005	5,863
Prepaid expenses and other assets	(14,807)	(8,843)
Accounts payable	2,022	3,886
Accrued compensation and employee benefits	(16,381)	(26,046)
Other liabilities	(2,438)	(13,850)
Deferred revenue	6,807	3,472
Net cash provided by operating activities	40,550	1,360
Cash flows from investing activities:
Purchases of property and equipment	(4,294)	(5,667)
Distribution from cost method investees	—	75
Net cash used in investing activities	(4,294)	(5,592)
Cash flows from financing activities:
Proceeds from revolving line of credit	26,000	81,000
Payments on revolving line of credit	(15,000)	(20,000)
Proceeds from issuance of treasury stock under employee stock plans	1,199	6,713
Taxes paid related to net share settlement of equity awards	(24,462)	(15,007)
Dividends paid	(622)	(635)
Repurchases of common stock	(28,382)	(60,593)
Excess tax benefits from share-based payment arrangements	10,079	6,485
Net cash used in financing activities	(31,188)	(2,037)
Effect of exchange rate changes on cash	(478)	(4,155)
Increase (decrease) in cash and cash equivalents	4,590	(10,424)
Cash and cash equivalents, beginning of period	86,120	105,075
Cash and cash equivalents, end of period	$90,710	$94,651
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,364	$8,844
Cash paid for interest	$5,823	$7,539
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$267	$296
See accompanying notes.

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
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2015. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
New Accounting Pronouncements Recently Issued or Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. Early adoption is permitted. We do not believe that adoption of ASU 2015-17 will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2015 and September 30, 2015.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2015 and September 30, 2015.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2015 and September 30, 2015:

December 31, 2015	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2015
	(In thousands)
Assets:
Cash equivalents (1)	$439	$439
Marketable securities (2)	9,662	9,662
Total	$10,101	$10,101

September 30, 2015	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2015
	(In thousands)
Assets:
Cash equivalents (1)	$439	$439
Marketable securities (2)	9,567	9,567
Total	$10,006	$10,006

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at December 31, 2015 and September 30, 2015. Not included in these tables are cash deposits of $90.3 million and $85.7 million at December 31, 2015 and September 30, 2015, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at December 31, 2015 and September 30, 2015.

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
For the fair value of our derivative instruments and senior notes, see Note 3 and Note 7, respectively.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2015 and September 30, 2015:

	December 31, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,000	$1,439	$—
Euro (EUR)	EUR	6,550	$7,149	$—
Buy foreign currency:
British pound (GBP)	GBP	6,210	$9,200	$—

	September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	$—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	$—

The foreign currency forward contracts were entered into on December 31, 2015 and September 30, 2015, respectively; therefore, their fair value was $0 on each of these dates.
Losses on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended December 31,
	2015	2014
	(In thousands)
Losses on foreign currency forward contracts	$299	$329
4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended December 31,
	2015	2014
	(In thousands)
Cost of revenues	$1,907	$1,836
Selling, general and administrative expenses	1,673	1,096
	$3,580	$2,932

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $153.0 million and $154.2 million as of December 31, 2015 and September 30, 2015, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2015, was as follows (in thousands):

Year Ended September 30,
2016 (excluding the quarter ended December 31, 2015)	$10,435
2017	12,885
2018	5,919
2019	5,406
2020	3,353
Thereafter	5,064
$43,062
The following table summarizes changes to goodwill during the quarter ended December 31, 2015, both in total and as allocated to our segments:

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2015	$596,765	$146,648	$71,337	$814,750
Foreign currency translation adjustment	(4,340)	—	(391)	(4,731)
Balance at December 31, 2015	$592,425	$146,648	$70,946	$810,019

5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
	(In thousands)
Property and equipment	$113,600	$109,860
Less: accumulated depreciation and amortization	(75,178)	(71,652)
	$38,422	$38,208
6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2015, we had $243.0 million in borrowings outstanding at a weighted average interest rate of 1.756%, of which $200.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of December 31, 2015.
7. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of December 31, 2015, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $376.0 million as of December 31, 2015 and September 30, 2015. The fair value of the Senior Notes was $396.4 million and $401.6 million as of December 31, 2015 and September 30, 2015, respectively. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
8. Restructuring Expenses
The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. The balance for all the facilities charges will be paid by the end of our fiscal 2020. The balance for all the employee separation costs will be paid by the end of our fiscal 2016.

	Accrual at	Cash Payments	Accrual at
	September 30, 2015		December 31, 2015
	(In thousands)
Facilities charges	$12,995	$(767)	$12,228
Employee separation	2,405	(1,921)	484
	15,400	$(2,688)	12,712
Less: current portion	(5,570)		(3,906)
Non-current	$9,830		$8,806
9. Income Taxes
Effective Tax Rate
The effective income tax rate was 19.1% and 21.4% during the quarters ended December 31, 2015 and 2014, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rates for both periods were significantly impacted by the retroactive extensions of the U.S. Federal Research and Development Credit, which were enacted during each of the quarters ended December 31, 2015 and 2014.
The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $5.4 million and $4.6 million at December 31, 2015 and September 30, 2015, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.3 million and $0.2 million, related to unrecognized tax benefits as of December 31, 2015 and September 30, 2015, respectively.
10. Share-Based Payments
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we could grant equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have one other long-term incentive plan under which awards are currently outstanding: the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012. Stock option awards have a maximum term of seven years. Stock option awards and restricted stock unit awards not subject to market conditions vest ratably over three or four years. Restricted stock unit awards subject to market conditions vest annually over a period of three years based on achievement of specified criteria.
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2015:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2015	2,024	$46.94
Granted	15	92.71
Exercised	(41)	29.02
Forfeited	(4)	41.15
Outstanding at December 31, 2015	1,994	$47.66	4.11	$92,742
Exercisable at December 31, 2015	1,266	$39.90	3.55	$68,710
Vested and expected to vest at December 31, 2015	1,931	$47.09	4.08	$90,928

Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2015:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2015	1,319	$58.51
Granted	387	91.72
Released	(374)	51.50
Forfeited	(82)	63.67
Outstanding at December 31, 2015	1,250	$70.54
Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2015:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2015	281	$53.70
Granted	91	85.61
Released	(156)	49.36
Forfeited	(28)	71.86
Outstanding at December 31, 2015	188	$70.03

Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2015:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2015	129	$88.65
Granted	114	100.63
Released	(101)	85.65
Outstanding at December 31, 2015	142	$100.40

11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2015 and 2014:

	Quarter Ended December 31,
	2015	2014
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$19,241	$14,407
Denominator - share:
Basic weighted-average shares	31,185	31,936
Effect of dilutive securities	1,251	1,192
Diluted weighted-average shares	32,436	33,128
Earnings per share:
Basic	$0.62	$0.45
Diluted	$0.59	$0.43
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the options’ exercise price exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 15,000 and 493,000 options excluded for the quarters ended December 31, 2015 and 2014, respectively.
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

The following tables summarize segment information for the quarters ended December 31, 2015 and 2014:

	Quarter Ended December 31, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$80,983	$55,217	$10,872	$—	$147,072
Professional services	27,126	748	6,278	—	34,152
License	12,032	37	6,783	—	18,852
Total segment revenues	120,141	56,002	23,933	—	200,076
Segment operating expense	(87,437)	(14,169)	(25,294)	(24,062)	(150,962)
Segment operating income (loss)	$32,704	$41,833	$(1,361)	$(24,062)	49,114
Unallocated share-based compensation expense					(14,700)
Unallocated amortization expense					(3,580)
Operating income					30,834
Unallocated interest expense, net					(6,724)
Unallocated other income, net					(334)
Income before income taxes					$23,776
Depreciation expense	$2,744	$177	$635	$305	$3,861

	Quarter Ended December 31, 2014
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$78,551	$42,937	$9,922	$—	$131,410
Professional services	28,499	788	5,911	—	35,198
License	8,448	216	14,278	—	22,942
Total segment revenues	115,498	43,941	30,111	—	189,550
Segment operating expense	(88,894)	(12,892)	(29,539)	(21,619)	(152,944)
Segment operating income (loss)	$26,604	$31,049	$572	$(21,619)	36,606
Unallocated share-based compensation expense					(8,794)
Unallocated amortization expense					(2,932)
Operating income					24,880
Unallocated interest expense, net					(7,205)
Unallocated other income, net					649
Income before income taxes					$18,324
Depreciation expense	$3,508	$217	$783	$667	$5,175

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by us in fiscal 2016.

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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 33% and 39% of total consolidated revenues for the quarters ended December 31, 2015 and 2014, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 76% and 68% of our revenues were derived from within this industry during the quarters ended December 31, 2015 and 2014, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 74% and 69% of our revenues during the quarters ended December 31, 2015 and 2014, respectively.

We continue to invest in our growth initiatives, while continuing to redirect our incremental investment from product development to expanding and refining our distribution capabilities. This emphasis of tighter control over our operating expenses resulted in our operating income increasing to $30.8 million during the quarter ended December 31, 2015 from $24.9 million during the quarter ended December 31, 2014, a 24% increase quarter over quarter. Our operating margin increased to 15% from 13% over this period, a 17% increase quarter over quarter.

We continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter ended December 31, 2015, we repurchased approximately 0.3 million shares at a total repurchase price of $28.4 million.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended December 31, 2015	$86.4	26%	10	24
Quarter Ended December 31, 2014	$69.6	32%	14	21

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue
Transactional and maintenance bookings were 27% and 22% of total bookings for the quarters ended December 31, 2015 and 2014, respectively. Professional services bookings were 52% and 53% of total bookings for the quarters ended December 31, 2015 and 2014, respectively. License bookings were 21% and 25% of total bookings for the quarters ended December 31, 2015 and 2014, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2015 and 2014:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2015	2014	2015	2014	Change	Change
	(In thousands)				(In thousands)
Applications	$120,141	$115,498	60%	61%	$4,643	4%
Scores	56,002	43,941	28%	23%	12,061	27%
Tools	23,933	30,111	12%	16%	(6,178)	(21)%
Total	$200,076	$189,550	100%	100%	10,526	6%

Applications

	Quarter Ended December 31,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$80,983	$78,551	$2,432	3%
Professional services	27,126	28,499	(1,373)	(5)%
License	12,032	8,448	3,584	42%
Total	$120,141	$115,498	4,643	4%
Applications segment revenues increased $4.6 million primarily due to a $4.8 million increase in our compliance solutions, a $2.0 million increase in our fraud solutions, partially offset by a $2.9 million decrease in our originations solutions. The increase in compliance solutions was attributable to our acquisition of TONBELLER in January 2015. The increase in fraud solutions was primarily attributable to an increase in software revenues. The decrease in originations solutions was primarily attributable to a decrease in software and service revenues.

Scores

	Quarter Ended December 31,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$55,217	$42,937	$12,280	29%
Professional services	748	788	(40)	(5)%
License	37	216	(179)	(83)%
Total	$56,002	$43,941	12,061	27%

Scores segment revenues increased $12.1 million due to an increase of $9.4 million in our business-to-consumer services revenue and an increase of $2.7 million in our business-to-business Scores revenue. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Scores available to consumers on Experian.com. The increase in our business-to-business Scores was primarily attributable to an increase in our transactional scores driven by new account management, prescreen, and originations.
During the quarters ended December 31, 2015 and 2014, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% and 15%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Tools

	Quarter Ended December 31,		Period-to-	Period-to- Period Percentage
	2015	2014	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$10,872	$9,922	$950	10%
Professional services	6,278	5,911	367	6%
License	6,783	14,278	(7,495)	(52)%
Total	$23,933	$30,111	(6,178)	(21)%
Tools segment revenues decreased $6.2 million primarily attributable to a decrease in license revenue driven by a one-time settlement with a customer related to under-reported royalties from a multi-year period during the quarter ended December 31, 2014.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2015 and 2014:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2015	2014	2015	2014	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$200,076	$189,550	100%	100%	$10,526	6%
Operating expenses:
Cost of revenues	62,193	66,300	31%	35%	(4,107)	(6)%
Research and development	24,631	22,637	12%	12%	1,994	9%
Selling, general and administrative	78,838	72,801	40%	38%	6,037	8%
Amortization of intangible assets	3,580	2,932	2%	2%	648	22%
Total operating expenses	169,242	164,670	85%	87%	4,572	3%
Operating income	30,834	24,880	15%	13%	5,954	24%
Interest expense, net	(6,724)	(7,205)	(3)%	(4)%	481	(7)%
Other income (expense), net	(334)	649	—%	1%	(983)	(151)%
Income before income taxes	23,776	18,324	12%	10%	5,452	30%
Provision for income taxes	4,535	3,917	2%	2%	618	16%
Net income	$19,241	$14,407	10%	8%	4,834	34%
Number of employees at quarter end	2,778	2,638			140	5%
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
Cost of revenues as a percentage of revenues decreased to 31% during the quarter ended December 31, 2015 from 35% during the quarter ended December 31, 2014. The quarter over quarter decrease of $4.1 million was primarily attributable to a $4.8 million decrease in outside services, driven by a decrease in our billable consulting projects utilizing temporary resources, as well as a decrease in services revenue.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended December 31, 2015.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.
The quarter over quarter increase of $2.0 million in research and development expenses was mainly due to a $2.4 million increase in personnel and labor costs, which was primarily attributable to our continued investment in the areas of cloud computing and software-as-a-service (“SaaS”), increased headcount largely driven by our Tonbeller acquisition in January 2015, as well as higher incentive cost during the quarter ended December 31, 2015. Research and development expenses as a percentage of revenues was 12% for the quarter ended December 31, 2015, consistent with the quarter ended December 31, 2014.

Over the next several quarters, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended December 31, 2015.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses as a percentage of revenues increased to 40% during the quarter ended December 31, 2015 from 38% during the quarter ended December 31, 2014. The quarter over quarter increase of $6.0 million was primarily attributable to a $4.6 million increase in labor and personnel costs and a $4.4 million increase in share-based compensation cost, partially offset by a $2.6 million decrease in marketing expenses. The increase in labor and personnel costs was primarily due to an increase in salaries and benefits as a result of our increased headcount, higher commission cost as well as higher incentive cost. The increase in share-based compensation cost was primarily attributable to an adjustment related to the reduction in our estimated forfeiture rate, as well as higher stock price. The decrease in marketing expenses was primarily attributable to a company-wide marketing event during the quarter ended December 31, 2014.
Over the next several quarters, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended December 31, 2015.
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
Over the next several quarters we expect that amortization expense will be consistent with or slightly lower than the amortization expense we recorded during the quarter ended December 31, 2015 due to certain assets associated with our Entiera acquisition becoming fully amortized in May 2016.
Interest Expense, Net
Interest expense includes primarily interest on the senior notes issued in May 2008 and July 2010, as well as interest and credit facility fees on the revolving line of credit. Our consolidated statements of income and comprehensive income include interest expense netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The quarter over quarter decrease in interest expense of $0.5 million was primarily attributable to the $71.0 million principal payment in May 2015 on the senior notes issued in May 2008 resulting in lower average debt balance for the quarter ended December 31, 2015, partially offset by a higher average balance on our revolving line of credit.
Over the next several quarters we expect net interest expense will be consistent with or slightly lower than the net interest expense incurred during the quarter ended December 31, 2015.
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
The quarter over quarter change in other income (expense), net of $1.0 million was primarily attributable to an increase in foreign currency exchange loss during the quarter ended December 31, 2015.

Provision for Income Taxes
The effective income tax rate was 19.1% and 21.4% during the quarters ended December 31, 2015 and 2014, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rates for both periods were significantly impacted by the retroactive extensions of the U.S. Federal Research and Development Credit, which were enacted during each of the quarters ended December 31, 2015 and 2014.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2015 and 2014:

	Quarter Ended December 31,		Period-to-Period	Period-to-Period Percentage
Segment	2015	2014	Change	Change
	(In thousands)		(In thousands)
Applications	$32,704	$26,604	$6,100	23%
Scores	41,833	31,049	10,784	35%
Tools	(1,361)	572	(1,933)	(338)%
Corporate expenses	(24,062)	(21,619)	(2,443)	11%
Total segment operating income	49,114	36,606	12,508	34%
Unallocated share-based compensation	(14,700)	(8,794)	(5,906)	67%
Unallocated amortization expense	(3,580)	(2,932)	(648)	22%
Operating income	$30,834	$24,880	5,954	24%
Applications

	Quarter Ended December 31,		Percentage of Revenues
	2015	2014	2015	2014
	(In thousands)
Segment revenues	$120,141	$115,498	100%	100%
Segment operating expense	(87,437)	(88,894)	(73)%	(77)%
Segment operating income	$32,704	$26,604	27%	23%

Scores

	Quarter Ended December 31,		Percentage of Revenues
	2015	2014	2015	2014
	(In thousands)
Segment revenues	$56,002	$43,941	100%	100%
Segment operating expense	(14,169)	(12,892)	(25)%	(29)%
Segment operating income	$41,833	$31,049	75%	71%

Tools

	Quarter Ended December 31,		Percentage of Revenues
	2015	2014	2015	2014
	(In thousands)
Segment revenues	$23,933	$30,111	100%	100%
Segment operating expense	(25,294)	(29,539)	(106)%	(98)%
Segment operating income (loss)	$(1,361)	$572	(6)%	2%
The quarter over quarter $6.0 million increase in operating income was attributable to a $10.6 million increase in segment revenues and a $4.4 million decrease in segment operating expenses, partially offset by a $5.9 million increase in share-based compensation cost, a $2.5 million increase in corporate expenses and a $0.6 million increase in amortization cost.
At the segment level, the quarter over quarter $12.5 million increase in segment operating income was driven by a $10.8 million increase in our Scores segment operating income and a $6.1 million increase in our Applications segment operating income, partially offset by a $2.5 million increase in corporate expense and a $1.9 million increase in our Tools segment operating loss.
The quarter over quarter $6.1 million increase in Applications segment operating income was due to a $4.6 million increase in segment revenues and a $1.5 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased to 27% from 23% primarily due to an increase in sales of our higher-margin software products as well as a decrease in professional services delivery cost.
The quarter over quarter $10.8 million increase in Scores segment operating income was due to a $12.1 million increase in segment revenue, partially offset by a $1.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 75% from 71% primarily due to an increase in sales of our higher-margin score products.
The quarter over quarter $1.9 million increase in Tools segment operating loss was due to a $6.1 million decrease in segment revenue, partially offset by a $4.2 million decrease in segment operating expenses. Segment operating margin for Tools decreased to a negative 6% from a positive 2% driven by a one-time settlement with a customer related to under-reported royalties from a multi-year period in the quarter ended December 31, 2014.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2015, we had $90.7 million in cash and cash equivalents which included $65.7 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $60.0 million principal payment due in July 2016 on our senior notes issued in July 2010. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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

Summary of Cash Flows

	Quarter Ended December 31,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$40,550	$1,360
Investing activities	(4,294)	(5,592)
Financing activities	(31,188)	(2,037)
Effect of exchange rate changes on cash	(478)	(4,155)
Increase (decrease) in cash and cash equivalents	$4,590	$(10,424)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $40.6 million during the quarter ended December 31, 2015 from $1.4 million during the quarter ended December 31, 2014. The $39.2 million increase was mainly attributable to a $19.2 million increase caused by timing of receipts and payments in our ordinary course of business, a $5.0 million decrease in payment associated with our accrued incentive from prior year and a $4.5 million decrease in our income tax payments.
Cash Flows from Investing Activities
Net cash used in investing activities decreased to $4.3 million for the quarter ended December 31, 2015 from $5.6 million for the quarter ended December 31, 2014. The $1.3 million decrease was mainly attributable to a decrease in net cash used in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $31.2 million for the quarter ended December 31, 2015 from $2.0 million for the quarter ended December 31, 2014. The $29.2 million increase was primarily due to a $50.0 million decrease in proceeds, net of payments, from our revolving line of credit, a $9.5 million increase in taxes paid related to net share settlement of equity awards and a $5.5 million decrease in proceeds from stock options exercise, partially offset by a $32.2 million decrease in repurchases of common stock.
Repurchases of Common Stock
In August 2014, our Board of Directors approved a new stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to this program, we repurchased 318,502 shares of our common stock for $28.4 million during the quarter ended December 31, 2015. We had $90.9 million remaining under the August 2014 authorization as of December 31, 2015.
Dividends
During the quarter ended December 31, 2015, we paid a quarterly dividend of two cents per common share. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2015, we had $243.0 million in borrowings outstanding at a weighted average interest rate of 1.756% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of December 31, 2015 we were in compliance with all financial covenants under these facilities.
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
Multiple-Deliverable Arrangements including Non-Software
When we enter into a multiple-deliverable arrangement that includes non-software, each deliverable is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer; for example, we conclude professional services offered along with our SaaS subscription services typically have standalone value using this criteria. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Revenue for multiple element arrangements is allocated to the software and non-software deliverables based on a relative selling price. We use VSOE in our allocation of arrangement consideration when it is available. We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us. If a product or service is seldom sold separately, it is unlikely that we can determine VSOE. In circumstances when VSOE does not exist, we then assess whether we can obtain third-party evidence (“TPE”) of the selling price. It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. Our determination of ESP involves weighting several factors based on the specific facts and circumstances of each arrangement. The factors include, but are not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle. Historically, there have been no significant changes in our ESP used in allocation of arrangement consideration. We do not believe there is a reasonable likelihood there will be a material change in the future estimates.
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

Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). We use the Black-Scholes valuation model to determine the fair value of our stock options and a Monte Carlo valuation model to determine the fair value of our market share units. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. Historically, there have been no material changes in our estimates or assumptions. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions. See Note 10 to the accompanying condensed consolidated financial statements for further discussion of our share-based employee benefit plans.

Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our condensed consolidated balance sheet using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our condensed consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase. We have historically had minimal changes in our valuation allowances related to deferred tax assets, as described in Note 9 to the accompanying condensed consolidated financial statements.
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the technical merits of the tax position indicate it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions and they are evaluated on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. Historically, settlements related to our unrecognized tax benefits have been minimal, as described in Note 9 to the accompanying consolidated financial statements.
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
New Accounting Pronouncements Recently Issued or Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. Early adoption is permitted. We do not believe that adoption of ASU 2015-17 will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2015 and September 30, 2015:

	December 31, 2015			September 30, 2015
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$90,710	$90,710	0.18%	$86,120	$86,120	0.95%
On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”, above, for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at December 31, 2015 and September 30, 2015:

	December 31, 2015			September 30, 2015
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$131,000	$131,000	$141,803	$131,000	$131,000	$144,009
The 2010 Senior Notes	$245,000	$245,000	$254,590	$245,000	$245,000	$257,563

We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $243.0 million in borrowings outstanding at a weighted average interest rate of 1.756% under the credit facility as of December 31, 2015.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency at December 31, 2015 and September 30, 2015:

	December 31, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,000	$1,439	$—
Euro (EUR)	EUR	6,550	$7,149	$—
Buy foreign currency:
British pound (GBP)	GBP	6,210	$9,200	$—

	September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	$—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	$—
The foreign currency forward contracts were entered into on December 31, 2015 and September 30, 2015, respectively; therefore, their fair value was $0 on each of these dates.

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

Our business requires the storage, transmission and utilization of sensitive consumer and customer information. Many of our products are provided by us through the Internet. Security breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our system or to consumer or customer information, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services or subject us to lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2015 through October 31, 2015	229,750	$88.46	226,266	$99,276,122
November 1, 2015 through November 30, 2015	8,307	$91.44	—	$99,276,122
December 1, 2015 through December 31, 2015	351,551	$90.35	92,236	$90,898,255
	589,608	$89.63	318,502	$90,898,255

(1)	Includes 271,106 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2015.

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
3.1
Composite Restated Certificate of Incorporation of Fair Isaac Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689)).

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689)).

10.1*	Form of Performance Share Unit Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan.

10.2*	Form of Market Share Unit Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan.

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	January 28, 2016

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 28, 2016

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2015

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation.	Incorporated by Reference

10.1	Form of Performance Share Unit Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.2	Form of Market Share Unit Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.