Form 10-Q
period 2016-03-31
FAIR ISAAC CORP
filed 2016-05-04
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on April 15, 2016 was 31,178,576 (excluding 57,678,207 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	September 30, 2015
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$85,374	$86,120
Accounts receivable, net	155,207	158,773
Prepaid expenses and other current assets	36,005	41,709
Total current assets	276,586	286,602
Marketable securities available for sale	10,351	9,567
Other investments	10,958	10,958
Property and equipment, net	38,589	38,208
Goodwill	808,292	814,750
Intangible assets, net	39,580	47,321
Deferred income taxes	23,501	15,196
Other assets	7,084	7,561
Total assets	$1,214,941	$1,230,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,587	$19,852
Accrued compensation and employee benefits	44,429	54,368
Other accrued liabilities	26,741	30,958
Deferred revenue	54,574	46,697
Current maturities on debt	95,000	92,000
Total current liabilities	241,331	243,875
Long-term debt	516,000	516,000
Other liabilities	32,230	33,290
Total liabilities	789,561	793,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 31,159 and 31,290 shares outstanding at March 31, 2016 and September 30, 2015, respectively)	312	313
Paid-in-capital	1,153,810	1,152,789
Treasury stock, at cost (57,698 and 57,567 shares at March 31, 2016 and September 30, 2015, respectively)	(2,080,370)	(2,033,644)
Retained earnings	1,409,367	1,368,255
Accumulated other comprehensive loss	(57,739)	(50,715)
Total stockholders’ equity	425,380	436,998
Total liabilities and stockholders’ equity	$1,214,941	$1,230,163

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$150,743	$138,683	$297,815	$270,093
Professional services	39,342	37,946	73,494	73,144
License	16,593	30,480	35,445	53,422
Total revenues	206,678	207,109	406,754	396,659
Operating expenses:
Cost of revenues *	62,298	70,991	124,491	137,291
Research and development	24,848	24,341	49,479	46,978
Selling, general and administrative *	77,501	73,863	156,339	146,664
Amortization of intangible assets *	3,507	3,515	7,087	6,447
Total operating expenses	168,154	172,710	337,396	337,380
Operating income	38,524	34,399	69,358	59,279
Interest expense, net	(6,815)	(7,718)	(13,539)	(14,923)
Other income (expense), net	435	(648)	101	1
Income before income taxes	32,144	26,033	55,920	44,357
Provision for income taxes	9,028	7,163	13,563	11,080
Net income	23,116	18,870	42,357	33,277
Other comprehensive loss:
Foreign currency translation adjustments	(905)	(19,068)	(7,024)	(30,519)
Comprehensive income (loss)	$22,211	$(198)	$35,333	$2,758
Earnings per share:
Basic	$0.74	$0.60	$1.36	$1.05
Diluted	$0.72	$0.58	$1.31	$1.01
Shares used in computing earnings per share:
Basic	31,268	31,335	31,226	31,639
Diluted	32,262	32,448	32,349	32,791

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2015	31,290	$313	$1,152,789	$(2,033,644)	$1,368,255	$(50,715)	$436,998
Share-based compensation	—	—	28,300	—	—	—	28,300
Issuance of treasury stock under employee stock plans	608	6	(40,787)	21,657	—	—	(19,124)
Tax effect from share-based payment arrangements	—	—	13,508	—	—	—	13,508
Repurchases of common stock	(739)	(7)	—	(68,383)	—	—	(68,390)
Dividends paid	—	—	—	—	(1,245)	—	(1,245)
Net income	—	—	—	—	42,357	—	42,357
Foreign currency translation adjustments	—	—	—	—	—	(7,024)	(7,024)
Balance at March 31, 2016	31,159	$312	$1,153,810	$(2,080,370)	$1,409,367	$(57,739)	$425,380
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$42,357	$33,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,168	17,047
Share-based compensation	28,300	20,596
Deferred income taxes	(2,056)	2,453
Tax effect from share-based payment arrangements	13,508	9,306
Excess tax benefits from share-based payment arrangements	(14,008)	(8,616)
Provision for doubtful accounts, net	870	—
Net loss on sales of property and equipment	—	12
Changes in operating assets and liabilities:
Accounts receivable	566	(15,072)
Prepaid expenses and other assets	532	(15,777)
Accounts payable	233	10,655
Accrued compensation and employee benefits	(9,836)	(18,912)
Other liabilities	(6,901)	(6,948)
Deferred revenue	9,593	15,261
Net cash provided by operating activities	78,326	43,282
Cash flows from investing activities:
Purchases of property and equipment	(7,807)	(10,251)
Cash paid for acquisitions, net of cash acquired	—	(56,621)
Distribution from cost method investees	—	75
Net cash used in investing activities	(7,807)	(66,797)
Cash flows from financing activities:
Proceeds from revolving line of credit	44,000	152,000
Payments on revolving line of credit	(41,000)	(40,000)
Proceeds from issuance of treasury stock under employee stock plans	6,757	11,853
Taxes paid related to net share settlement of equity awards	(25,881)	(15,992)
Dividends paid	(1,245)	(1,260)
Repurchases of common stock	(68,390)	(100,713)
Excess tax benefits from share-based payment arrangements	14,008	8,616
Net cash provided by (used in) financing activities	(71,751)	14,504
Effect of exchange rate changes on cash	486	(9,223)
Decrease in cash and cash equivalents	(746)	(18,234)
Cash and cash equivalents, beginning of period	86,120	105,075
Cash and cash equivalents, end of period	$85,374	$86,841
Supplemental disclosures of cash flow information:
Income taxes refunds (payments), net	$2,648	$(24,496)
Cash paid for interest	$13,273	$14,709
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$1,028	$4,742
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
New Accounting Pronouncements Recently Issued or Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We elected to early adopt the standard prospectively as of March 31, 2016, which did not have a significant impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.
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
2. Business Combinations
On January 12, 2015, we acquired 100% of the equity of TONBELLER Aktiengesellschaft for $59.6 million in cash. We recorded $14.9 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 4.9 years. We allocated $46.4 million of goodwill to our Applications segment that was not deductible for tax purposes.

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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2016 and September 30, 2015.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2016 and September 30, 2015.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2016 and September 30, 2015:

March 31, 2016	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2016
	(In thousands)
Assets:
Cash equivalents (1)	$440	$440
Marketable securities (2)	10,351	10,351
Total	$10,791	$10,791

September 30, 2015	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2015
	(In thousands)
Assets:
Cash equivalents (1)	$439	$439
Marketable securities (2)	9,567	9,567
Total	$10,006	$10,006

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at March 31, 2016 and September 30, 2015. Not included in these tables are cash deposits of $84.9 million and $85.7 million at March 31, 2016 and September 30, 2015, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at March 31, 2016 and September 30, 2015.

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
For the fair value of our derivative instruments and senior notes, see Note 4 and Note 8, respectively.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2016 and September 30, 2015:

	March 31, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,250	$963	$—
Euro (EUR)	EUR	5,500	$6,303	$—
Buy foreign currency:
British pound (GBP)	GBP	5,026	$7,250	$—

	September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	$—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	$—
The foreign currency forward contracts were entered into on March 31, 2016 and September 30, 2015, respectively; therefore, their fair value was $0 on each of these dates.
Losses on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Losses on foreign currency forward contracts	$956	$10	$1,255	$339
5. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$1,840	$1,901	$3,747	$3,737
Selling, general and administrative expenses	1,667	1,614	3,340	2,710
	$3,507	$3,515	$7,087	$6,447

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $152.7 million and $154.2 million as of March 31, 2016 and September 30, 2015, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2016, was as follows (in thousands):

Year Ended September 30,
2016 (excluding the six months ended March 31, 2016)	$6,861
2017	12,857
2018	5,996
2019	5,480
2020	3,360
Thereafter	5,026
$39,580
The following table summarizes changes to goodwill during the six months ended March 31, 2016, both in total and as allocated to our segments:

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2015	$596,765	$146,648	$71,337	$814,750
Adjustment related to prior acquisitions	283	—	—	283
Foreign currency translation adjustment	(5,953)	—	(788)	(6,741)
Balance at March 31, 2016	$591,095	$146,648	$70,549	$808,292
6. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
	(In thousands)
Property and equipment	$116,939	$109,860
Less: accumulated depreciation and amortization	(78,350)	(71,652)
	$38,589	$38,208
7. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2016, we had $235.0 million in borrowings outstanding at a weighted average interest rate of 1.815%, of which $200.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of March 31, 2016.

8. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of March 31, 2016, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $376.0 million as of March 31, 2016 and September 30, 2015. The fair value of the Senior Notes was $398.7 million and $401.6 million as of March 31, 2016 and September 30, 2015, respectively. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
9. Restructuring Expenses
The following table summarizes our restructuring accruals and certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. The balance for all the facilities charges will be paid by the end of our fiscal 2020. The balance for all the employee separation costs will be paid by the end of the third quarter of our fiscal 2016.

	Accrual at	Cash Payments	Accrual at
	September 30, 2015		March 31, 2016
	(In thousands)
Facilities charges	$12,995	$(1,551)	$11,444
Employee separation	2,405	(2,398)	7
	15,400	$(3,949)	11,451
Less: current portion	(5,570)		(4,287)
Non-current	$9,830		$7,164
10. Income Taxes
Effective Tax Rate
The effective income tax rate was 28.1% and 27.5% during the quarters ended March 31, 2016 and 2015, respectively and 24.3% and 25.0% during the six months ended March 31, 2016 and 2015, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective rates for both periods were significantly impacted by the mix of global earnings toward lower tax jurisdictions, as well as retroactive extensions of the U.S. Federal Research and Development Credit.
The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $5.7 million and $4.6 million at March 31, 2016 and September 30, 2015, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.3 million and $0.2 million, related to unrecognized tax benefits as of March 31, 2016 and September 30, 2015, respectively.
11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six months ended March 31, 2016 and 2015:

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$23,116	$18,870	$42,357	$33,277
Denominator - share:
Basic weighted-average shares	31,268	31,335	31,226	31,639
Effect of dilutive securities	994	1,113	1,123	1,152
Diluted weighted-average shares	32,262	32,448	32,349	32,791
Earnings per share:
Basic	$0.74	$0.60	$1.36	$1.05
Diluted	$0.72	$0.58	$1.31	$1.01
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 21,000 and 46,000 options excluded for the quarters ended March 31, 2016 and 2015, respectively. There were approximately 18,000 and 270,000 options excluded for the six months ended March 31, 2016 and 2015, respectively.
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
The following tables summarize segment information for the quarters and six months ended March 31, 2016 and 2015:

	Quarter Ended March 31, 2016
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$80,751	$59,265	$10,727	$—	$150,743
Professional services	31,719	1,112	6,511	—	39,342
License	9,447	739	6,407	—	16,593
Total segment revenues	121,917	61,116	23,645	—	206,678
Segment operating expense	(87,955)	(14,090)	(27,120)	(21,882)	(151,047)
Segment operating income (loss)	$33,962	$47,026	$(3,475)	$(21,882)	55,631
Unallocated share-based compensation expense					(13,600)
Unallocated amortization expense					(3,507)
Operating income					38,524
Unallocated interest expense, net					(6,815)
Unallocated other income, net					435
Income before income taxes					$32,144
Depreciation expense	$2,708	$185	$1,000	$327	$4,220

	Quarter Ended March 31, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$80,315	$47,814	$10,554	$—	$138,683
Professional services	30,992	966	5,988	—	37,946
License	23,081	1,157	6,242	—	30,480
Total segment revenues	134,388	49,937	22,784	—	207,109
Segment operating expense	(95,035)	(14,618)	(27,987)	(19,753)	(157,393)
Segment operating income (loss)	$39,353	$35,319	$(5,203)	$(19,753)	49,716
Unallocated share-based compensation expense					(11,802)
Unallocated amortization expense					(3,515)
Operating income					34,399
Unallocated interest expense, net					(7,718)
Unallocated other expense, net					(648)
Income before income taxes					$26,033
Depreciation expense	$3,706	$227	$807	$685	$5,425

	Six Months Ended March 31, 2016
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$161,734	$114,482	$21,599	—	$297,815
Professional services	58,845	1,860	12,789	—	73,494
License	21,479	776	13,190	—	35,445
Total segment revenues	242,058	117,118	47,578	—	406,754
Segment operating expense	(175,392)	(28,259)	(52,414)	(45,944)	(302,009)
Segment operating income (loss)	$66,666	$88,859	$(4,836)	$(45,944)	104,745
Unallocated share-based compensation expense					(28,300)
Unallocated amortization expense					(7,087)
Operating income					69,358
Unallocated interest expense, net					(13,539)
Unallocated other income, net					101
Income before income taxes					$55,920
Depreciation expense	$5,452	$362	$1,635	$632	$8,081

	Six Months Ended March 31, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$158,866	$90,751	$20,476	—	$270,093
Professional services	59,491	1,754	11,899	—	73,144
License	31,529	1,373	20,520	—	53,422
Total segment revenues	249,886	93,878	52,895	—	396,659
Segment operating expense	(183,929)	(27,510)	(57,526)	(41,372)	(310,337)
Segment operating income (loss)	$65,957	$66,368	$(4,631)	$(41,372)	86,322
Unallocated share-based compensation expense					(20,596)
Unallocated amortization expense					(6,447)
Operating income					59,279
Unallocated interest expense, net					(14,923)
Unallocated other income, net					1
Income before income taxes					$44,357
Depreciation expense	$7,214	$444	$1,590	$1,352	$10,600
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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 35% and 39% of total consolidated revenues for the quarters ended March 31, 2016 and 2015, respectively, and 34% and 39% of total consolidated revenues for the six months ended March 31, 2016 and 2015, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 72% and 68% of our revenues were derived from within this industry during the quarters ended March 31, 2016 and 2015, respectively, and 74% and 68% of our revenues were derived from within this industry during the six months ended March 31, 2016 and 2015, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 73% and 67% of our revenues during the quarters ended March 31, 2016 and 2015, respectively. Arrangements with transactional or unit-based pricing accounted for approximately 73% and 68% of our revenues during the six months ended March 31, 2016 and 2015, respectively.

We continue to invest in our growth initiatives, while continuing to redirect our incremental investment from product development to expanding and refining our distribution capabilities. This emphasis of control over our operating expenses contributed to an increase of our operating income to $38.5 million and $69.4 million during the quarter and six months ended March 31, 2016, respectively, from $34.4 million and $59.3 million during the quarter and six months ended March 31, 2015, respectively, a 12% increase quarter over quarter and a 17% increase year-to-date period over period. Our operating margin increased to 19% from 17%, a 12% increase quarter over quarter and increased to 17% from 15%, a 14% increase year-to-date period over period.

We continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and six months ended March 31, 2016, we repurchased approximately 0.4 million shares at a total repurchase price of $40.0 million and 0.7 million shares for a total repurchase price of $68.4 million, respectively.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended March 31, 2016	$132.5	13%	15	55
Quarter Ended March 31, 2015	$79.6	30%	14	22
Six Months Ended March 31, 2016	$218.9	24%	25	NM(a)
Six Months Ended March 31, 2015	$149.2	40%	28	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 50% and 28% of total bookings for the quarters ended March 31, 2016 and 2015, respectively. Professional services bookings were 38% and 46% of total bookings for the quarters ended March 31, 2016 and 2015, respectively. License bookings were 12% and 26% of total bookings for the quarters ended March 31, 2016 and 2015, respectively.
Transactional and maintenance bookings were 41% and 25% of total bookings for the six months ended March 31, 2016 and 2015, respectively. Professional services bookings were 44% and 49% of total bookings for the six months ended March 31, 2016 and 2015, respectively. License bookings were 15% and 26% of total bookings for the six months ended March 31, 2016 and 2015, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six months ended March 31, 2016 and 2015:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2016	2015	2016	2015	Change	Change
	(In thousands)				(In thousands)
Applications	$121,917	$134,388	59%	65%	$(12,471)	(9)%
Scores	61,116	49,937	30%	24%	11,179	22%
Tools	23,645	22,784	11%	11%	861	4%
Total	$206,678	$207,109	100%	100%	(431)	—%
						Period-to-Period
	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2016	2015	2016	2015	Change	Change
	(In thousands)				(In thousands)
Applications	$242,058	$249,886	59%	63%	$(7,828)	(3)%
Scores	117,118	93,878	29%	24%	23,240	25%
Tools	47,578	52,895	12%	13%	(5,317)	(10)%
Total	$406,754	$396,659	100%	100%	10,095	3%

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Applications

	Quarter Ended March 31,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$80,751	$80,315	$436	1%
Professional services	31,719	30,992	727	2%
License	9,447	23,081	(13,634)	(59)%
Total	$121,917	$134,388	(12,471)	(9)%
Applications segment revenues decreased $12.5 million primarily due to a $14.9 million decrease in our fraud solutions and a $2.7 million decrease in our marketing solutions, partially offset by a $2.8 million increase in our customer management solutions and a $2.3 million increase in our customer communication services. The decrease in fraud solutions was primarily attributable to a decrease in software revenues mainly driven by two large deals occurring during the quarter ended March 31, 2015. The decrease in marketing solutions was primarily attributable to a decrease in services and transactional revenues. The increase in customer management solutions was primarily attributable to an increase in license revenue. The increase in customer communication services was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication market.

Scores

	Quarter Ended March 31,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$59,265	$47,814	$11,451	24%
Professional services	1,112	966	146	15%
License	739	1,157	(418)	(36)%
Total	$61,116	$49,937	11,179	22%
Scores segment revenues increased $11.2 million due to an increase of $6.3 million in our business-to-consumer services revenue and an increase of $4.9 million in our business-to-business Scores revenue. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Scores available to consumers on Experian.com. The increase in our business-to-business Scores was primarily attributable to an increase in our transactional scores driven by new prescreen, originations and account management, as well as the resolution of under reported royalties from a prior period.
During the quarters ended March 31, 2016 and 2015, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 20% and 14%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.

Tools

	Quarter Ended March 31,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$10,727	$10,554	$173	2%
Professional services	6,511	5,988	523	9%
License	6,407	6,242	165	3%
Total	$23,645	$22,784	861	4%
Tools segment revenues increased $0.9 million primarily attributable to an increase in services revenue.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Applications

	Six Months Ended March 31,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$161,734	$158,866	$2,868	2%
Professional services	58,845	59,491	(646)	(1)%
License	21,479	31,529	(10,050)	(32)%
Total	$242,058	$249,886	(7,828)	(3)%
Applications segment revenues decreased $7.8 million primarily due to a $12.8 million decrease in our fraud solutions and a $4.6 million decrease in our marketing solutions, partially offset by a $4.2 million increase in our customer communication services and a $4.2 million increase in our compliance solutions. The decrease in fraud solutions was primarily attributable to a decrease in software revenues mainly driven by two large deals occurring during the six months ended March 31, 2015. The decrease in marketing solutions was primarily attributable to a decrease in service and transactional revenues. The increase in customer communication services was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication market. The increase in compliance solutions was attributable to our acquisition of TONBELLER in January 2015.

Scores

	Six Months Ended March 31,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$114,482	$90,751	$23,731	26%
Professional services	1,860	1,754	106	6%
License	776	1,373	(597)	(43)%
Total	$117,118	$93,878	23,240	25%
Scores segment revenues increased $23.2 million due to an increase of $15.6 million in our business-to-consumer services revenue and an increase of $7.6 million in our business-to-business Scores revenue. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Scores available to consumers on Experian.com. The increase in our business-to-business Scores was primarily attributable to an increase in our transactional scores driven by new prescreen, account management, and originations, as well as the resolution of under reported royalties from a prior period.

During the six months ended March 31, 2016 and 2015, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 20% and 14%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Tools

	Six Months Ended March 31,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$21,599	$20,476	$1,123	5%
Professional services	12,789	11,899	890	7%
License	13,190	20,520	(7,330)	(36)%
Total	$47,578	$52,895	(5,317)	(10)%
Tools segment revenues decreased $5.3 million primarily attributable to a decrease in license revenue driven by a one-time settlement during the six months ended March 31, 2015 with a customer related to under-reported royalties from a multi-year period.
Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six months ended March 31, 2016 and 2015:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2016	2015	2016	2015	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$206,678	$207,109	100%	100%	$(431)	—%
Operating expenses:
Cost of revenues	62,298	70,991	30%	34%	(8,693)	(12)%
Research and development	24,848	24,341	12%	12%	507	2%
Selling, general and administrative	77,501	73,863	38%	35%	3,638	5%
Amortization of intangible assets	3,507	3,515	2%	2%	(8)	—%
Total operating expenses	168,154	172,710	82%	83%	(4,556)	(3)%
Operating income	38,524	34,399	18%	17%	4,125	12%
Interest expense, net	(6,815)	(7,718)	(3)%	(4)%	903	(12)%
Other income (expense), net	435	(648)	—%	(1)%	1,083	(167)%
Income before income taxes	32,144	26,033	15%	12%	6,111	23%
Provision for income taxes	9,028	7,163	4%	3%	1,865	26%
Net income	$23,116	$18,870	11%	9%	4,246	23%
Number of employees at quarter end	2,852	2,748			104	4%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2016	2015	2016	2015	Period Change	Change
	(In thousands)				(In thousands)
Revenues	$406,754	$396,659	100%	100%	$10,095	3%
Operating expenses:
Cost of revenues	124,491	137,291	31%	34%	(12,800)	(9)%
Research and development	49,479	46,978	12%	12%	2,501	5%
Selling, general and administrative	156,339	146,664	39%	37%	9,675	7%
Amortization of intangible assets	7,087	6,447	2%	2%	640	10%
Total operating expenses	337,396	337,380	84%	85%	16	—%
Operating income	69,358	59,279	16%	15%	10,079	17%
Interest expense, net	(13,539)	(14,923)	(3)%	(4)%	1,384	(9)%
Other income, net	101	1	—%	—%	100	10,000%
Income before income taxes	55,920	44,357	13%	11%	11,563	26%
Provision for income taxes	13,563	11,080	3%	3%	2,483	22%
Net income	$42,357	$33,277	10%	8%	9,080	27%
Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
Cost of revenues as a percentage of revenues decreased to 30% during the quarter ended March 31, 2016 from 34% during the quarter ended March 31, 2015. The quarter over quarter decrease of $8.7 million was primarily attributable to a $5.7 million decrease in personnel and labor costs and a $3.2 million decrease in outside services. The decrease in personnel and labor costs was primarily attributable to a decrease in professional services delivery cost, including a nonrecurring charge related to a large implementation project during the quarter ended March 31, 2015. The decrease in outside services was primarily attributable to a decrease in our billable consulting projects utilizing temporary resources.
Cost of revenues as a percentage of revenues decreased to 31% during the six months ended March 31, 2016 from 34% during the six months ended March 31, 2015. The year-to-date period over period decrease of $12.8 million was primarily attributable to an $8.0 million decrease in outside services and a $6.7 million decrease in personnel and labor costs. The decrease in outside services was primarily attributable to a decrease in our billable consulting projects utilizing temporary resources. The decrease in personnel and labor costs was primarily attributable to a decrease in professional services delivery cost, including a nonrecurring charge related to a large implementation project during the six months ended March 31, 2015, partially offset by an increase in incentive cost.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended March 31, 2016.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.
Research and development expenses increased $0.5 million to $24.8 million during the quarter ended March 31, 2016 from the quarter ended March 31, 2015. Research and development expenses as a percentage of revenues was 12% for the quarter ended March 31, 2016, consistent with the quarter ended March 31, 2015.

The year-to-date period over period increase of $2.5 million in research and development expenses was primarily attributable to an increase in personnel and labor costs, driven by our continued investment in the areas of cloud computing and software-as-a-service (“SaaS”), as well as higher incentive cost during the six months ended March 31, 2016. Research and development expenses as a percentage of revenues was 12% for the six months ended March 31, 2016, consistent with the six months ended March 31, 2015.
Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with or slightly lower than those incurred during the quarter ended March 31, 2016.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses as a percentage of revenues increased to 38% during the quarter ended March 31, 2016 from 35% during the quarter ended March 31, 2015. The quarter over quarter increase of $3.6 million was primarily attributable to a $4.7 million increase in labor and personnel costs, mainly driven by our investment in expanding and refining our distribution capabilities, as well as an increase in incentive cost.
Selling, general and administrative expenses as a percentage of revenues increased to 39% during the six months ended March 31, 2016 from 37% during the six months ended March 31, 2015. The year-to-date period over period increase of $9.7 million was primarily attributable to an $8.4 million increase in labor and personnel costs and a $5.6 million increase in share-based compensation cost, partially offset by a $3.1 million decrease in marketing expenses. The increase in labor and personnel costs was primarily attributable to our investment in expanding and refining our distribution capabilities, as well as an increase in incentive cost. The increase in share-based compensation cost was primarily attributable to an adjustment related to the reduction in our estimated forfeiture rate, as well as higher stock price. The decrease in marketing expenses was primarily attributable to a company-wide marketing event during the six months ended March 31, 2015.
Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2016.
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
Amortization expense for the quarter ended March 31, 2016 was $3.5 million, consistent with that recorded during the quarter ended March 31, 2015.
The year-to-date period over period increase of $0.6 million in amortization expense was primarily attributable to the addition of intangible assets associated with our TONBELLER acquisition in January 2015.
Over the next several quarters we expect that amortization expense will be consistent with or slightly lower than the amortization expense we recorded during the quarter ended March 31, 2016 due to certain assets associated with our Entiera acquisition becoming fully amortized in May 2016.
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
The quarter over quarter decrease in interest expense of $0.9 million was primarily attributable to the $71.0 million principal payment in May 2015 on the senior notes issued in May 2008 resulting in lower average debt balance for the quarter ended March 31, 2016, partially offset by a higher average balance on our revolving line of credit.

The year-to-date period over period decrease in interest expense of $1.4 million was primarily attributable to the $71.0 million principal payment in May 2015 on the senior notes issued in May 2008 resulting in lower average debt balance for the six months ended March 31, 2016, partially offset by a higher average balance on our revolving line of credit.
Over the next several quarters we expect net interest expense will be consistent with or lower than the net interest expense incurred during the quarter ended March 31, 2016 due to the $60.0 million principal payment scheduled to occur in July 2016 on the senior notes issued in July 2010.
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
The quarter over quarter change in other income (expense), net of $1.0 million was primarily attributable to a non-recurring charge during the quarter ended March 31, 2015 as well as an increase in foreign currency exchange gain during the quarter ended March 31, 2016.
Provision for Income Taxes
The effective income tax rate was 28.1% and 27.5% during the quarters ended March 31, 2016 and 2015, respectively, and 24.3% and 25.0% during the six months ended March 31, 2016 and 2015, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective rates for both periods were significantly impacted by the mix of global earnings toward lower tax jurisdictions, as well as the retroactive extensions of the U.S. Federal Research and Development Credit.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six months ended March 31, 2016 and 2015:

	Quarter Ended March 31,		Period-to-Period	Period-to-Period Percentage
Segment	2016	2015	Change	Change
	(In thousands)		(In thousands)
Applications	$33,962	$39,353	$(5,391)	(14)%
Scores	47,026	35,319	11,707	33%
Tools	(3,475)	(5,203)	1,728	(33)%
Corporate expenses	(21,882)	(19,753)	(2,129)	11%
Total segment operating income	55,631	49,716	5,915	12%
Unallocated share-based compensation	(13,600)	(11,802)	(1,798)	15%
Unallocated amortization expense	(3,507)	(3,515)	8	—%
Operating income	$38,524	$34,399	4,125	12%

	Six Months Ended March 31,		Period-to-Period	Period-to-Period Percentage
Segment	2016	2015	Change	Change
	(In thousands)		(In thousands)
Applications	$66,666	$65,957	$709	1%
Scores	88,859	66,368	22,491	34%
Tools	(4,836)	(4,631)	(205)	4%
Corporate expenses	(45,944)	(41,372)	(4,572)	11%
Total segment operating income	104,745	86,322	18,423	21%
Unallocated share-based compensation	(28,300)	(20,596)	(7,704)	37%
Unallocated amortization expense	(7,087)	(6,447)	(640)	10%
Operating income	$69,358	$59,279	10,079	17%
Applications

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)				(In thousands)
Segment revenues	$121,917	$134,388	100%	100%	$242,058	$249,886	100%	100%
Segment operating expense	(87,955)	(95,035)	(72)%	(71)%	(175,392)	(183,929)	(72)%	(74)%
Segment operating income	$33,962	$39,353	28%	29%	$66,666	$65,957	28%	26%

Scores

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)				(In thousands)
Segment revenues	$61,116	$49,937	100%	100%	$117,118	$93,878	100%	100%
Segment operating expense	(14,090)	(14,618)	(23)%	(29)%	(28,259)	(27,510)	(24)%	(29)%
Segment operating income	$47,026	$35,319	77%	71%	$88,859	$66,368	76%	71%

Tools

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)				(In thousands)
Segment revenues	$23,645	$22,784	100%	100%	$47,578	$52,895	100%	100%
Segment operating expense	(27,120)	(27,987)	(115)%	(123)%	(52,414)	(57,526)	(110)%	(109)%
Segment operating loss	$(3,475)	$(5,203)	(15)%	(23)%	$(4,836)	$(4,631)	(10)%	(9)%
The quarter over quarter $4.1 million increase in operating income was attributable to an $8.4 million decrease in segment operating expenses, partially offset by a $2.1 million increase in corporate expenses, a $1.8 million increase in share-based compensation cost, and a $0.4 million decrease in segment revenues.
At the segment level, the quarter over quarter $5.9 million increase in segment operating income was driven by an $11.7 million increase in our Scores segment operating income and a $1.7 million decrease in our Tools segment operating loss, partially offset by a $5.4 million decrease in our Applications segment operating income and a $2.1 million increase in corporate expense.
The quarter over quarter $5.4 million decrease in Applications segment operating income was due to a $12.5 million decrease in segment revenues, partially offset by a $7.1 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications decreased to 28% from 29% primarily due to a decrease in sales of our higher-margin software products.
The quarter over quarter $11.7 million increase in Scores segment operating income was due to an $11.2 million increase in segment revenue and a $0.5 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 77% from 71% primarily due to an increase in sales of our higher-margin score products.
The quarter over quarter $1.7 million decrease in Tools segment operating loss was due to a $0.9 million increase in segment revenue and a $0.8 million decrease in segment operating expenses. Segment operating margin for Tools improved to a negative 15% from a negative 23% primarily driven by a decrease in professional services delivery cost.
The year-to-date period over period increase of $10.1 million in operating income was attributable a $12.9 million decrease in segment operating expenses and a $10.1 million increase in segment revenues, partially offset by a $7.7 million increase in share-based compensation cost, a $4.6 million increase in corporate expenses and a $0.6 million increase in amortization cost.

At the segment level, the year-to-date period over period increase of $18.4 million in segment operating income was driven by a $22.5 million increase in our Scores segment operating income and a $0.7 million increase in our Applications segment operating income, partially offset by a $4.6 million increase in corporate expenses and a $0.2 million increase in our Tools segment operating loss.
The year-to-date period over period $0.7 million increase in Applications segment operating income was due to an $8.5 million decrease in segment operating expenses, partially offset by a $7.8 million decrease in segment revenue. Segment operating income as a percentage of segment revenue for Applications increased to 28% from 26% primarily due to a decrease in professional services delivery cost, partially offset by a decrease in sales of our higher-margin software products.
The year-to-date period over period $22.5 million increase in Scores segment operating income was attributable to a $23.2 million increase in segment revenues, partially offset by a $0.7 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 76% from 71% mainly due to an increase in sales of our higher-margin score products.
The year-to-date period over period $0.2 million increase in Tools segment operating loss was attributable to a $5.3 million decrease in segment revenue, partially offset by a $5.1 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Tools was 10% during the six month ended March 31, 2016, materially consistent with the six months ended March 31, 2015.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2016, we had $85.4 million in cash and cash equivalents which included $72.9 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $60.0 million principal payment due in July 2016 on our senior notes issued in July 2010. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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
Summary of Cash Flows

	Six Months Ended March 31,
	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$78,326	$43,282
Investing activities	(7,807)	(66,797)
Financing activities	(71,751)	14,504
Effect of exchange rate changes on cash	486	(9,223)
Decrease in cash and cash equivalents	$(746)	$(18,234)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $78.3 million during the six months ended March 31, 2016 from $43.3 million during the six months ended March 31, 2015. The $35.0 million increase was mainly attributable to $2.6 million of net income taxes refunded for the six months ended March 31, 2016 versus $24.5 million of net income taxes paid for the six months ended March 31, 2015, and a $5.0 million decrease in payment associated with our accrued incentive from prior year.
Cash Flows from Investing Activities
Net cash used in investing activities decreased to $7.8 million for the six months ended March 31, 2016 from $66.8 million for the six months ended March 31, 2015. The $59.0 million decrease was attributable to a $56.6 million of net cash used for the acquisition of TONBELLER during the six months ended March 31, 2015 and a $2.4 million decrease in net cash used in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $71.8 million during the six months ended March 31, 2016 compared to net cash provided of $14.5 million during the six months ended March 31, 2015. The $86.3 million change was primarily due to a $109.0 million decrease in proceeds, net of payments, from our revolving line of credit, a $9.9 million increase in taxes paid related to net share settlement of equity awards and a $5.1 million decrease in proceeds from stock options exercise, partially offset by a $32.3 million decrease in repurchases of common stock.
Repurchases of Common Stock
In August 2014, our Board of Directors approved a new stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

Pursuant to this program, we repurchased 419,976 shares of our common stock for $40.0 million and 738,478 shares of our common stock for $68.4 million during the quarter and six months ended March 31, 2016, respectively. We had $50.9 million remaining under the August 2014 authorization as of March 31, 2016.
Dividends
During the quarter ended March 31, 2016, we paid a quarterly dividend of $0.02 per common share. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2016, we had $235.0 million in borrowings outstanding at a weighted average interest rate of 1.815% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of March 31, 2016 we were in compliance with all financial covenants under these facilities.
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
New Accounting Pronouncements Recently Issued or Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We elected to early adopt the standard prospectively as of March 31, 2016, which did not have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2016 and September 30, 2015:

	March 31, 2016			September 30, 2015
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$85,374	$85,374	0.48%	$86,120	$86,120	0.95%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at March 31, 2016 and September 30, 2015:

	March 31, 2016			September 30, 2015
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$131,000	$131,000	$142,022	$131,000	$131,000	$144,009
The 2010 Senior Notes	$245,000	$245,000	$256,701	$245,000	$245,000	$257,563
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $235.0 million in borrowings outstanding at a weighted average interest rate of 1.815% under the credit facility as of March 31, 2016.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency at March 31, 2016 and September 30, 2015:

	March 31, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,250	$963	$—
Euro (EUR)	EUR	5,500	$6,303	$—
Buy foreign currency:
British pound (GBP)	GBP	5,026	$7,250	$—

	September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	$—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	$—
The foreign currency forward contracts were entered into on March 31, 2016 and September 30, 2015, respectively; therefore, their fair value was $0 on each of these dates.
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

We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our regional and global competitors vary in size and in the scope of the products and services they offer, and include:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning, customer relationship management, and customer communication and mobility solution providers;

•	business intelligence solutions providers;

•	credit report and credit score providers;

•	business process management solution providers;

•	process modeling tools providers;

•	automated application processing services providers;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	account/workflow management software providers; and

•	software tools companies supplying modeling, rules, or analytic development tools.

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

Legislation and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision and future lawsuits arising from our products and services. Globally, legislation and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Both our core businesses and our newer initiatives are affected globally by federal, regional, provincial, state and other jurisdictional regulations, including those in the following significant regulatory areas:

•	Use of data by creditors and consumer reporting agencies. Examples in the U.S. include the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act;

•
Laws and regulations that limit the use of credit scoring models such as state “mortgage trigger” laws, state “inquiries” laws, state insurance restrictions on the use of credit based insurance scores, and the Consumer Credit Directive in the European Union;

•
Fair lending laws, such as the Truth In Lending Act and Regulation Z, as amended by the Credit Card Accountability Responsibility and Disclosure Act of 2009, as well as the Equal Credit Opportunity Act and Regulation B;

•
Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act; the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001; identity theft, file freezing, security breach notification and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as nongovernmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•	The application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing, advertising, endorsements and testimonials and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act;

•	Sarbanes-Oxley Act requirements to maintain and verify internal process controls, including controls for material event awareness and notification;

•	The implementation of the Emergency Economic Stabilization Act of 2008 by federal regulators to manage the financial crisis in the U.S.;

•
Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act and the many regulations mandated by that Act, including regulations issued by, and the supervisory and investigative authority of, the Bureau of Consumer Financial Protection; and

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2016 through January 31, 2016	12,580	$86.56	—	$90,898,255
February 1, 2016 through February 29, 2016	380,469	$94.55	380,000	$54,971,061
March 1, 2016 through March 31, 2016	42,777	$102.08	39,976	$50,889,917
	435,826	$95.05	419,976	$50,889,917

(1)	Includes 15,850 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2016.

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

FAIR ISAAC CORPORATION

DATE:	May 4, 2016

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	May 4, 2016

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2016

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