Form 10-Q
period 2016-06-30
FAIR ISAAC CORP
filed 2016-07-28
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on July 15, 2016 was 30,854,567 (excluding 58,002,216 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	September 30, 2015
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$118,155	$86,120
Accounts receivable, net	155,196	158,773
Prepaid expenses and other current assets	22,443	41,709
Total current assets	295,794	286,602
Marketable securities available for sale	10,645	9,567
Other investments	10,920	10,958
Property and equipment, net	41,106	38,208
Goodwill	802,202	814,750
Intangible assets, net	37,212	47,321
Deferred income taxes	22,109	15,196
Other assets	6,724	7,561
Total assets	$1,226,712	$1,230,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,096	$19,852
Accrued compensation and employee benefits	56,720	54,368
Other accrued liabilities	36,543	30,958
Deferred revenue	50,884	46,697
Current maturities on debt	85,000	92,000
Total current liabilities	250,243	243,875
Long-term debt	516,000	516,000
Other liabilities	32,428	33,290
Total liabilities	798,671	793,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 30,952 and 31,290 shares outstanding at June 30, 2016 and September 30, 2015, respectively)	310	313
Paid-in-capital	1,165,403	1,152,789
Treasury stock, at cost (57,905 and 57,567 shares at June 30, 2016 and September 30, 2015, respectively)	(2,109,507)	(2,033,644)
Retained earnings	1,443,730	1,368,255
Accumulated other comprehensive loss	(71,895)	(50,715)
Total stockholders’ equity	428,041	436,998
Total liabilities and stockholders’ equity	$1,226,712	$1,230,163

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$153,886	$144,695	$451,701	$414,788
Professional services	44,304	37,998	117,798	111,142
License	40,588	26,673	76,033	80,095
Total revenues	238,778	209,366	645,532	606,025
Operating expenses:
Cost of revenues *	66,384	66,202	190,875	203,493
Research and development	26,417	25,610	75,896	72,588
Selling, general and administrative *	87,172	74,645	243,511	221,309
Amortization of intangible assets *	3,486	3,599	10,573	10,046
Restructuring and acquisition-related	—	2,256	—	2,256
Total operating expenses	183,459	172,312	520,855	509,692
Operating income	55,319	37,054	124,677	96,333
Interest expense, net	(6,781)	(7,360)	(20,320)	(22,283)
Other income, net	1,752	770	1,853	771
Income before income taxes	50,290	30,464	106,210	74,821
Provision for income taxes	15,303	10,558	28,866	21,638
Net income	34,987	19,906	77,344	53,183
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,156)	12,779	(21,180)	(17,740)
Comprehensive income	$20,831	$32,685	$56,164	$35,443
Earnings per share:
Basic	$1.12	$0.64	$2.48	$1.69
Diluted	$1.08	$0.62	$2.39	$1.63
Shares used in computing earnings per share:
Basic	31,149	31,118	31,201	31,465
Diluted	32,313	32,363	32,337	32,648

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2015	31,290	$313	$1,152,789	$(2,033,644)	$1,368,255	$(50,715)	$436,998
Share-based compensation	—	—	41,704	—	—	—	41,704
Issuance of treasury stock under employee stock plans	689	7	(44,794)	24,599	—	—	(20,188)
Tax effect from share-based payment arrangements	—	—	15,704	—	—	—	15,704
Repurchases of common stock	(1,027)	(10)	—	(100,462)	—	—	(100,472)
Dividends paid	—	—	—	—	(1,869)	—	(1,869)
Net income	—	—	—	—	77,344	—	77,344
Foreign currency translation adjustments	—	—	—	—	—	(21,180)	(21,180)
Balance at June 30, 2016	30,952	$310	$1,165,403	$(2,109,507)	$1,443,730	$(71,895)	$428,041
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$77,344	$53,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,127	26,093
Share-based compensation	41,704	32,762
Deferred income taxes	(455)	75
Tax effect from share-based payment arrangements	15,704	10,903
Excess tax benefits from share-based payment arrangements	(16,100)	(11,364)
Provision for doubtful accounts, net	1,305	—
Net loss on sales of property and equipment	—	12
Changes in operating assets and liabilities:
Accounts receivable	(3,184)	10,609
Prepaid expenses and other assets	14,306	(11,309)
Accounts payable	(1,635)	2,324
Accrued compensation and employee benefits	2,556	(19,700)
Other liabilities	(1,166)	(6,968)
Deferred revenue	8,119	(220)
Net cash provided by operating activities	161,625	86,400
Cash flows from investing activities:
Purchases of property and equipment	(12,541)	(18,266)
Cash paid for acquisitions, net of cash acquired	(5,683)	(56,992)
Distribution from cost method investees	37	75
Net cash used in investing activities	(18,187)	(75,183)
Cash flows from financing activities:
Proceeds from revolving line of credit	49,000	241,000
Payments on revolving line of credit	(56,000)	(68,000)
Payments on senior notes	—	(71,000)
Proceeds from issuance of treasury stock under employee stock plans	8,356	13,643
Taxes paid related to net share settlement of equity awards	(28,544)	(18,102)
Dividends paid	(1,869)	(1,882)
Repurchases of common stock	(96,121)	(130,719)
Excess tax benefits from share-based payment arrangements	16,100	11,364
Net cash used in financing activities	(109,078)	(23,696)
Effect of exchange rate changes on cash	(2,325)	(8,238)
Increase (decrease) in cash and cash equivalents	32,035	(20,717)
Cash and cash equivalents, beginning of period	86,120	105,075
Cash and cash equivalents, end of period	$118,155	$84,358
Supplemental disclosures of cash flow information:
Income taxes refunds (payments), net	$836	$(31,122)
Cash paid for interest	$19,143	$22,835
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$3,566	$733
Unsettled repurchases of common stock	$4,351	$—
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
New Accounting Pronouncements Recently Issued or Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.
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
2. Business Combinations
On May 19, 2016, we acquired 100% of the equity of QuadMetrics, Inc. (“QuadMetrics”) for $5.7 million in cash. QuadMetrics is a provider of enterprise security assessment analytics. We expect that this acquisition will help accelerate our efforts to provide a suite of complementary cyber-related analytics solutions to market. QuadMetrics has been included in our operating results since the acquisition date. The pro forma impact of this acquisition was not deemed material to our results of operations.
We recorded $2.0 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 4.0 years. We allocated $3.9 million of goodwill to our Applications segment that was not deductible for tax purposes.

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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2016 and September 30, 2015.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2016 and September 30, 2015.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2016 and September 30, 2015:

June 30, 2016	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2016
	(In thousands)
Assets:
Cash equivalents (1)	$440	$440
Marketable securities (2)	10,645	10,645
Total	$11,085	$11,085

September 30, 2015	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2015
	(In thousands)
Assets:
Cash equivalents (1)	$439	$439
Marketable securities (2)	9,567	9,567
Total	$10,006	$10,006

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at June 30, 2016 and September 30, 2015. Not included in these tables are cash deposits of $117.7 million and $85.7 million at June 30, 2016 and September 30, 2015, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at June 30, 2016 and September 30, 2015.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2016 and September 30, 2015:

	June 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,000	$774	$—
Euro (EUR)	EUR	4,850	$5,387	$—
Buy foreign currency:
British pound (GBP)	GBP	4,580	$6,150	$—

	September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	$—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	$—
The foreign currency forward contracts were entered into on June 30, 2016 and September 30, 2015, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Gains (losses) on foreign currency forward contracts	$(1,018)	$548	$(2,273)	$209
5. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$1,805	$1,919	$5,552	$5,656
Selling, general and administrative expenses	1,681	1,680	5,021	4,390
	$3,486	$3,599	$10,573	$10,046

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $150.1 million and $154.2 million as of June 30, 2016 and September 30, 2015, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2016, was as follows (in thousands):

Year Ended September 30,
2016 (excluding the nine months ended June 30, 2016)	$3,429
2017	12,968
2018	6,388
2019	5,873
2020	3,626
Thereafter	4,928
$37,212
The following table summarizes changes to goodwill during the nine months ended June 30, 2016, both in total and as allocated to our segments:

	Applications	Scores	Tools	Total
	(In thousands)
Balance at September 30, 2015	$596,765	$146,648	$71,337	$814,750
Addition from acquisitions	3,857	—	—	3,857
Adjustment related to prior acquisitions	283	—	—	283
Foreign currency translation adjustment	(14,885)	—	(1,803)	(16,688)
Balance at June 30, 2016	$586,020	$146,648	$69,534	$802,202
6. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
	(In thousands)
Property and equipment	$122,687	$109,860
Less: accumulated depreciation and amortization	(81,581)	(71,652)
	$41,106	$38,208
7. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2016, we had $225.0 million in borrowings outstanding at a weighted average interest rate of 1.836%, of which $200.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of June 30, 2016.

8. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes require interest payments semi-annually and also include certain restrictive covenants. As of June 30, 2016, we were in compliance with all financial covenants which include the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The issuance of the Senior Notes also required us to make certain covenants typical of unsecured facilities. The carrying value of the Senior Notes was $376.0 million as of June 30, 2016 and September 30, 2015. The fair value of the Senior Notes was $397.8 million and $401.6 million as of June 30, 2016 and September 30, 2015, respectively. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
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

	Accrual at	Cash Payments	Accrual at
	September 30, 2015		June 30, 2016
	(In thousands)
Facilities charges	$12,995	$(2,354)	$10,641
Employee separation	2,405	(2,405)	—
	15,400	$(4,759)	10,641
Less: current portion	(5,570)		(3,980)
Non-current	$9,830		$6,661
10. Income Taxes
Effective Tax Rate
The effective income tax rate was 30.4% and 34.7% during the quarters ended June 30, 2016 and 2015, respectively and 27.2% and 28.9% during the nine months ended June 30, 2016 and 2015, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective rates for both periods were significantly impacted by the mix of global earnings toward lower tax jurisdictions, as well as retroactive extensions of the U.S. Federal Research and Development Credit.
The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $6.2 million and $4.6 million at June 30, 2016 and September 30, 2015, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.3 million and $0.2 million, related to unrecognized tax benefits as of June 30, 2016 and September 30, 2015, respectively.
11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine months ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$34,987	$19,906	$77,344	$53,183
Denominator - share:
Basic weighted-average shares	31,149	31,118	31,201	31,465
Effect of dilutive securities	1,164	1,245	1,136	1,183
Diluted weighted-average shares	32,313	32,363	32,337	32,648
Earnings per share:
Basic	$1.12	$0.64	$2.48	$1.69
Diluted	$1.08	$0.62	$2.39	$1.63
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were no options excluded for the quarters ended June 30, 2016 and 2015. There were approximately 12,003 and 179,850 options excluded for the nine months ended June 30, 2016 and 2015, respectively.
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
The following tables summarize segment information for the quarters and nine months ended June 30, 2016 and 2015:

	Quarter Ended June 30, 2016
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$82,925	$59,781	$11,180	$—	$153,886
Professional services	36,560	822	6,922	—	44,304
License	22,080	527	17,981	—	40,588
Total segment revenues	141,565	61,130	36,083	—	238,778
Segment operating expense	(92,532)	(14,321)	(30,476)	(29,240)	(166,569)
Segment operating income	$49,033	$46,809	$5,607	$(29,240)	72,209
Unallocated share-based compensation expense					(13,404)
Unallocated amortization expense					(3,486)
Operating income					55,319
Unallocated interest expense, net					(6,781)
Unallocated other income, net					1,752
Income before income taxes					$50,290
Depreciation expense	$2,961	$211	$947	$354	$4,473

	Quarter Ended June 30, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$79,731	$54,255	$10,709	$—	$144,695
Professional services	31,009	615	6,374	—	37,998
License	16,394	884	9,395	—	26,673
Total segment revenues	127,134	55,754	26,478	—	209,366
Segment operating expense	(90,228)	(14,736)	(28,554)	(20,773)	(154,291)
Segment operating income (loss)	$36,906	$41,018	$(2,076)	$(20,773)	55,075
Unallocated share-based compensation expense					(12,166)
Unallocated amortization expense					(3,599)
Unallocated restructuring and acquisition-related					(2,256)
Operating income					37,054
Unallocated interest expense, net					(7,360)
Unallocated other income, net					770
Income before income taxes					$30,464
Depreciation expense	$3,734	$258	$834	$621	$5,447

	Nine Months Ended June 30, 2016
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$244,659	$174,263	$32,779	—	$451,701
Professional services	95,405	2,682	19,711	—	117,798
License	43,559	1,303	31,171	—	76,033
Total segment revenues	383,623	178,248	83,661	—	645,532
Segment operating expense	(267,924)	(42,580)	(82,890)	(75,184)	(468,578)
Segment operating income	$115,699	$135,668	$771	$(75,184)	176,954
Unallocated share-based compensation expense					(41,704)
Unallocated amortization expense					(10,573)
Operating income					124,677
Unallocated interest expense, net					(20,320)
Unallocated other income, net					1,853
Income before income taxes					$106,210
Depreciation expense	$8,413	$573	$2,582	$986	$12,554

	Nine Months Ended June 30, 2015
	Applications	Scores	Tools	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$238,597	$145,006	$31,185	—	$414,788
Professional services	90,500	2,369	18,273	—	111,142
License	47,923	2,257	29,915	—	80,095
Total segment revenues	377,020	149,632	79,373	—	606,025
Segment operating expense	(274,157)	(42,246)	(86,080)	(62,145)	(464,628)
Segment operating income (loss)	$102,863	$107,386	$(6,707)	$(62,145)	141,397
Unallocated share-based compensation expense					(32,762)
Unallocated amortization expense					(10,046)
Unallocated restructuring and acquisition-related					(2,256)
Operating income					96,333
Unallocated interest expense, net					(22,283)
Unallocated other income, net					771
Income before income taxes					$74,821
Depreciation expense	$10,948	$702	$2,424	$1,973	$16,047

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
14. Subsequent Events
In July 2016, our Board of Directors approved a new stock repurchase program following the termination of a similar program that was approved in August 2014. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 36% and 38% of total consolidated revenues for the quarters ended June 30, 2016 and 2015, respectively, and 35% and 39% of total consolidated revenues for the nine months ended June 30, 2016 and 2015, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 69% and 66% of our revenues were derived from within this industry during the quarters ended June 30, 2016 and 2015, respectively, and 72% and 67% of our revenues were derived from within this industry during the nine months ended June 30, 2016 and 2015, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 64% and 69% of our revenues during the quarters ended June 30, 2016 and 2015, respectively. Arrangements with transactional or unit-based pricing accounted for approximately 70% and 68% of our revenues during the nine months ended June 30, 2016 and 2015, respectively.

We continue to invest in our growth initiatives, while continuing to redirect our incremental investment from product development to expanding and refining our distribution capabilities. This emphasis of control over our operating expenses contributed to an increase of our operating income to $55.3 million and $124.7 million during the quarter and nine months ended June 30, 2016, respectively, from $37.1 million and $96.3 million during the quarter and nine months ended June 30, 2015, respectively, a 49% increase quarter over quarter and a 29% increase year-to-date period over period. Our operating margin increased to 23% from 18%, a 31% increase quarter over quarter and increased to 19% from 16%, a 22% increase year-to-date period over period.

We continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and nine months ended June 30, 2016, we repurchased approximately 0.3 million shares at a total repurchase price of $32.1 million and 1.0 million shares at a total repurchase price of $100.5 million, respectively.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended June 30, 2016	$78.8	28%	19	28
Quarter Ended June 30, 2015	$60.2	27%	11	21
Nine Months Ended June 30, 2016	$297.7	33%	44	NM(a)
Nine Months Ended June 30, 2015	$209.4	45%	39	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 29% and 25% of total bookings for the quarters ended June 30, 2016 and 2015, respectively. Professional services bookings were 44% and 49% of total bookings for the quarters ended June 30, 2016 and 2015, respectively. License bookings were 27% and 26% of total bookings for the quarters ended June 30, 2016 and 2015, respectively.
Transactional and maintenance bookings were 38% and 25% of total bookings for the nine months ended June 30, 2016 and 2015, respectively. Professional services bookings were 44% and 49% of total bookings for the nine months ended June 30, 2016 and 2015, respectively. License bookings were 18% and 26% of total bookings for the nine months ended June 30, 2016 and 2015, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine months ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2016	2015	2016	2015	Change	Change
	(In thousands)				(In thousands)
Applications	$141,565	$127,134	59%	61%	$14,431	11%
Scores	61,130	55,754	26%	26%	5,376	10%
Tools	36,083	26,478	15%	13%	9,605	36%
Total	$238,778	$209,366	100%	100%	29,412	14%
						Period-to-Period
	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period	Percentage
Segment	2016	2015	2016	2015	Change	Change
	(In thousands)				(In thousands)
Applications	$383,623	$377,020	59%	62%	$6,603	2%
Scores	178,248	149,632	28%	25%	28,616	19%
Tools	83,661	79,373	13%	13%	4,288	5%
Total	$645,532	$606,025	100%	100%	39,507	7%

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

Applications

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$82,925	$79,731	$3,194	4%
Professional services	36,560	31,009	5,551	18%
License	22,080	16,394	5,686	35%
Total	$141,565	$127,134	14,431	11%
Applications segment revenues increased $14.4 million primarily due to a $7.6 million increase in our fraud solutions, a $5.3 million increase in our originations solutions, and a $3.0 million increase in our customer communications services, partially offset by a $2.5 million decrease in our customer management solutions. The increase in fraud solutions was primarily attributable to an increase in license revenue mainly driven by one large multi-year license transaction. The increase in originations solutions was primarily attributable to an increase in services and license revenue. The increase in customer communication services was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication market. The decrease in customer management solutions was primarily attributable to a decrease in license revenue.

Scores

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$59,781	$54,255	$5,526	10%
Professional services	822	615	207	34%
License	527	884	(357)	(40)%
Total	$61,130	$55,754	5,376	10%
Scores segment revenues increased $5.4 million due to an increase of $4.0 million in our business-to-business scores revenue and $1.4 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to an increase in our transactional scores driven by new originations, account management, and prescreen. The increase in business-to-consumer services was primarily attributable to an increase in direct sales generated from the myFICO.com website.
During the quarters ended June 30, 2016 and 2015, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 17% and 18%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Tools

	Quarter Ended June 30,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$11,180	$10,709	$471	4%
Professional services	6,922	6,374	548	9%
License	17,981	9,395	8,586	91%
Total	$36,083	$26,478	9,605	36%

Tools segment revenues increased $9.6 million primarily attributable to an increase in license revenue, largely driven by one large multi-year license transaction.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Applications

	Nine Months Ended June 30,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$244,659	$238,597	$6,062	3%
Professional services	95,405	90,500	4,905	5%
License	43,559	47,923	(4,364)	(9)%
Total	$383,623	$377,020	6,603	2%
Applications segment revenues increased $6.6 million primarily due to a $7.1 million increase in our customer communication services, a $3.7 million increase in our originations solutions, and a $3.7 million increase in our compliance solutions, partially offset by a $5.2 million decrease in our fraud solutions and a $5.2 million decrease in our marketing solutions. The increase in customer communication services was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication market. The increase in originations solutions was primarily attributable to an increase in services revenue. The increase in compliance solutions was primarily attributable to our acquisition of TONBELLER in January 2015. The decrease in fraud solutions was primarily attributable to a decrease in software revenues mainly driven by decreased number of large multi-year license deals occurring during the nine months ended June 30, 2016. The decrease in marketing solutions was primarily attributable to a decrease in services and transactional revenues.

Scores

	Nine Months Ended June 30,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$174,263	$145,006	$29,257	20%
Professional services	2,682	2,369	313	13%
License	1,303	2,257	(954)	(42)%
Total	$178,248	$149,632	28,616	19%
Scores segment revenues increased $28.6 million due to a $17.0 million increase in our business-to-consumer services revenue and an $11.6 million increase in our business-to-business scores revenue. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Scores available to consumers on Experian.com. The increase in business-to-business scores was primarily attributable to an increase in our transactional scores driven by new account management, originations, and prescreen, as well as the resolution of under reported royalties from a prior period.
During the nine months ended June 30, 2016 and 2015, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% and 16%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.

Tools

	Nine Months Ended June 30,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$32,779	$31,185	$1,594	5%
Professional services	19,711	18,273	1,438	8%
License	31,171	29,915	1,256	4%
Total	$83,661	$79,373	4,288	5%
Tools segment revenues increased $4.3 million attributable to an increase across all revenue types.
Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine months ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2016	2015	2016	2015	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$238,778	$209,366	100%	100%	$29,412	14%
Operating expenses:
Cost of revenues	66,384	66,202	28%	31%	182	—%
Research and development	26,417	25,610	11%	12%	807	3%
Selling, general and administrative	87,172	74,645	37%	36%	12,527	17%
Amortization of intangible assets	3,486	3,599	1%	2%	(113)	(3)%
Restructuring and acquisition-related	—	2,256	—%	1%	(2,256)	(100)%
Total operating expenses	183,459	172,312	77%	82%	11,147	6%
Operating income	55,319	37,054	23%	18%	18,265	49%
Interest expense, net	(6,781)	(7,360)	(3)%	(3)%	579	(8)%
Other income, net	1,752	770	1%	—%	982	128%
Income before income taxes	50,290	30,464	21%	15%	19,826	65%
Provision for income taxes	15,303	10,558	6%	5%	4,745	45%
Net income	$34,987	$19,906	15%	10%	15,081	76%
Number of employees at quarter end	3,008	2,810			198	7%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2016	2015	2016	2015	Period Change	Change
	(In thousands)				(In thousands)
Revenues	$645,532	$606,025	100%	100%	$39,507	7%
Operating expenses:
Cost of revenues	190,875	203,493	29%	34%	(12,618)	(6)%
Research and development	75,896	72,588	12%	12%	3,308	5%
Selling, general and administrative	243,511	221,309	38%	36%	22,202	10%
Amortization of intangible assets	10,573	10,046	2%	2%	527	5%
Restructuring and acquisition-related	—	2,256	—%	—%	(2,256)	(100)%
Total operating expenses	520,855	509,692	81%	84%	11,163	2%
Operating income	124,677	96,333	19%	16%	28,344	29%
Interest expense, net	(20,320)	(22,283)	(3)%	(4)%	1,963	(9)%
Other income, net	1,853	771	—%	—%	1,082	140%
Income before income taxes	106,210	74,821	16%	12%	31,389	42%
Provision for income taxes	28,866	21,638	4%	3%	7,228	33%
Net income	$77,344	$53,183	12%	9%	24,161	45%
Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
The quarter over quarter increase of $0.2 million in cost of revenues was primarily attributable to a $3.5 million increase in personnel and labor costs, a $1.1 million increase in direct materials cost, partially offset by a $3.9 million decrease in outside services. The increase in personnel and labor costs was primarily attributable to an increase in incentive cost. The decrease in outside services was primarily attributable to a decrease in our billable consulting projects utilizing temporary resources. Cost of revenues as a percentage of revenues decreased to 28% during the quarter ended June 30, 2016 from 31% during the quarter ended June 30, 2015 primarily due to improved efficiency in our professional services operations as well as an increase in sales of our higher-margin software products.
Cost of revenues as a percentage of revenues decreased to 29% during the nine months ended June 30, 2016 from 34% during the nine months ended June 30, 2015. The year-to-date period over period decrease of $12.6 million was primarily attributable to a $12.0 million decrease in outside services, driven by a decrease in our billable consulting projects utilizing temporary resources.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended June 30, 2016.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.
Research and development expenses increased $0.8 million to $26.4 million during the quarter ended June 30, 2016 from the quarter ended June 30, 2015. Research and development expenses as a percentage of revenues decreased to 11% during the quarter ended June 30, 2016 from 12% during the quarter ended June 30, 2015 as a result of the increased revenue.
The year-to-date period over period increase of $3.3 million in research and development expenses was primarily attributable to a $4.3 million increase in personnel and labor costs, primarily driven by an increase in incentive cost during the nine months ended June 30, 2016. Research and development expenses as a percentage of revenues was 12% for the nine months ended June 30, 2016, consistent with the nine months ended June 30, 2015.
Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2016.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses as a percentage of revenues increased to 37% during the quarter ended June 30, 2016 from 36% during the quarter ended June 30, 2015. The quarter over quarter increase of $12.5 million was primarily attributable to a $6.3 million increase in labor and personnel costs, and a $2.6 million increase in marketing expenses. The increase in labor and personnel costs was primarily driven by an increase in incentive cost as well as our investment in expanding and refining our distribution capabilities. The increase in marketing expenses was primarily attributable to a company-wide marketing event during the quarter ended June 30, 2016.
Selling, general and administrative expenses as a percentage of revenues increased to 38% during the nine months ended June 30, 2016 from 36% during the nine months ended June 30, 2015. The year-to-date period over period increase of $22.2 million was primarily attributable to a $14.4 million increase in labor and personnel costs and a $6.6 million increase in share-based compensation cost. The increase in labor and personnel costs was primarily attributable to our investment in expanding and refining our distribution capabilities, an increase in incentive cost, and an increase in commissions cost. The increase in share-based compensation cost was primarily attributable to an adjustment related to the reduction in our estimated forfeiture rate, as well as higher stock price.
Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2016.
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
The quarter over quarter decrease of $0.1 million in amortization expense was primarily attributable to certain assets associated with our Entiera acquisition becoming fully amortized in May 2016.
The year-to-date period over period increase of $0.5 million in amortization expense was primarily attributable to the addition of intangible assets associated with our TONBELLER acquisition in January 2015, partially offset by certain assets associated with our Entiera acquisition becoming fully amortized in May 2016.
Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended June 30, 2016.
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
The quarter over quarter decrease in interest expense of $0.6 million was primarily attributable to the $71.0 million principal payment in May 2015 on the senior notes issued in May 2008 resulting in lower average debt balance for the quarter ended June 30, 2016, as well as a lower average balance on our revolving line of credit.

The year-to-date period over period decrease in interest expense of $2.0 million was primarily attributable to the $71.0 million principal payment in May 2015 on the senior notes issued in May 2008 resulting in lower average debt balance for the nine months ended June 30, 2016, partially offset by a higher average balance on our revolving line of credit.
Over the next several quarters we expect net interest expense will be lower than the net interest expense incurred during the quarter ended June 30, 2016 due to the $60.0 million principal payment scheduled to occur in July 2016 on the senior notes issued in July 2010.
Other Income, Net
Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The quarter over quarter increase in net other income of $1.0 million was primarily attributable to an increase in foreign currency exchange gain during the quarter ended June 30, 2016.
The year-to-date period over period increase in net other income of $1.1 million was primarily attributable to an increase in foreign currency exchange gain during the nine months ended June 30, 2016.
Provision for Income Taxes
The effective income tax rate was 30.4% and 34.7% during the quarters ended June 30, 2016 and 2015, respectively, and 27.2% and 28.9% during the nine months ended June 30, 2016 and 2015, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective rates for both periods were significantly impacted by the mix of global earnings toward lower tax jurisdictions, as well as the retroactive extensions of the U.S. Federal Research and Development Credit.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and nine months ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2016	2015	Change	Change
	(In thousands)		(In thousands)
Applications	$49,033	$36,906	$12,127	33%
Scores	46,809	41,018	5,791	14%
Tools	5,607	(2,076)	7,683	(370)%
Corporate expenses	(29,240)	(20,773)	(8,467)	41%
Total segment operating income	72,209	55,075	17,134	31%
Unallocated share-based compensation	(13,404)	(12,166)	(1,238)	10%
Unallocated amortization expense	(3,486)	(3,599)	113	(3)%
Unallocated restructuring and acquisition-related	—	(2,256)	2,256	(100)%
Operating income	$55,319	$37,054	18,265	49%

	Nine Months Ended June 30,		Period-to-Period	Period-to-Period Percentage
Segment	2016	2015	Change	Change
	(In thousands)		(In thousands)
Applications	$115,699	$102,863	$12,836	12%
Scores	135,668	107,386	28,282	26%
Tools	771	(6,707)	7,478	(111)%
Corporate expenses	(75,184)	(62,145)	(13,039)	21%
Total segment operating income	176,954	141,397	35,557	25%
Unallocated share-based compensation	(41,704)	(32,762)	(8,942)	27%
Unallocated amortization expense	(10,573)	(10,046)	(527)	5%
Unallocated restructuring and acquisition-related	—	(2,256)	2,256	(100)%
Operating income	$124,677	$96,333	28,344	29%
Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)				(In thousands)
Segment revenues	$141,565	$127,134	100%	100%	$383,623	$377,020	100%	100%
Segment operating expense	(92,532)	(90,228)	(65)%	(71)%	(267,924)	(274,157)	(70)%	(73)%
Segment operating income	$49,033	$36,906	35%	29%	$115,699	$102,863	30%	27%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)				(In thousands)
Segment revenues	$61,130	$55,754	100%	100%	$178,248	$149,632	100%	100%
Segment operating expense	(14,321)	(14,736)	(23)%	(26)%	(42,580)	(42,246)	(24)%	(28)%
Segment operating income	$46,809	$41,018	77%	74%	$135,668	$107,386	76%	72%

Tools

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)				(In thousands)
Segment revenues	$36,083	$26,478	100%	100%	$83,661	$79,373	100%	100%
Segment operating expense	(30,476)	(28,554)	(84)%	(108)%	(82,890)	(86,080)	(99)%	(108)%
Segment operating income (loss)	$5,607	$(2,076)	16%	(8)%	$771	$(6,707)	1%	(8)%
The quarter over quarter $18.3 million increase in operating income was attributable to a $29.4 million increase in segment revenues, a $2.3 million decrease in restructuring and acquisition-related cost and a $0.1 million decrease in amortization cost, partially offset by an $8.5 million increase in corporate expenses primarily driven by a higher incentive cost, a $3.8 million increase in segment operating expenses and a $1.2 million increase in share-based compensation cost.
At the segment level, the quarter over quarter $17.1 million increase in segment operating income was driven by a $12.1 million increase in our Applications segment operating income, a $7.7 million increase in our Tools segment operating income and a $5.8 million increase in our Scores segment operating income, partially offset by an $8.5 million increase in corporate expense.
The quarter over quarter $12.1 million increase in Applications segment operating income was due to a $14.4 million increase in segment revenues, partially offset by a $2.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased to 35% from 29% primarily due to an increase in sales of our higher-margin software products as well as improved efficiency in our professional services operations.
The quarter over quarter $5.8 million increase in Scores segment operating income was due to a $5.4 million increase in segment revenue and a $0.4 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 77% from 74% primarily due to an increase in sales of our higher-margin score products.
The quarter over quarter $7.7 million increase in Tools segment operating income was due to a $9.6 million increase in segment revenue, partially offset by a $1.9 million increase in segment operating expenses. Segment operating margin for Tools increased to a positive 16% from a negative 8% primarily due to an increase in sales of our higher-margin software products, primarily one large multi-year license transaction.
The year-to-date period over period increase of $28.3 million in operating income was attributable to a $39.5 million increase in segment revenues, a $9.1 million decrease in segment operating expenses and a $2.3 million decrease in restructuring and acquisition-related cost, partially offset by a $13.0 million increase in corporate expenses, a $9.0 million increase in share-based compensation cost and a $0.6 million increase in amortization cost. The increase in corporate expenses was primarily driven by a higher incentive cost. The increase in share-based compensation cost was primarily attributable to an adjustment related to the reduction in our estimated forfeiture rate, as well as higher stock price.

At the segment level, the year-to-date period over period increase of $35.6 million in segment operating income was driven by a $28.3 million increase in our Scores segment operating income, a $12.8 million increase in our Applications segment operating income and a $7.5 million increase in our Tools segment operating income, partially offset by a $13.0 million increase in corporate expenses.
The year-to-date period over period $12.8 million increase in Applications segment operating income was due to a $6.6 million increase in segment revenue and a $6.2 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased to 30% from 27% primarily due to improved efficiency in our professional services operations, partially offset by a decrease in sales of our higher-margin software products.
The year-to-date period over period $28.3 million increase in Scores segment operating income was attributable to a $28.6 million increase in segment revenues, partially offset by a $0.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 76% from 72% mainly due to an increase in sales of our higher-margin score products.

The year-to-date period over period $7.5 million increase in Tools segment operating income was attributable to a $4.3 million increase in segment revenue and a $3.2 million decrease in segment operating expenses. Segment operating margin for Tools increased to a positive 1% from a negative 8% primarily due to improved efficiency in our professional services operations as well as an increase in sales of our higher-margin software products.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2016, we had $118.2 million in cash and cash equivalents which included $91.8 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $60.0 million principal payment due in July 2016 on our senior notes issued in July 2010. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period
	2016	2015	Change
	(In thousands)
Cash provided by (used in):
Operating activities	$161,625	$86,400	$75,225
Investing activities	(18,187)	(75,183)	56,996
Financing activities	(109,078)	(23,696)	(85,382)
Effect of exchange rate changes on cash	(2,325)	(8,238)	5,913
Increase (decrease) in cash and cash equivalents	$32,035	$(20,717)	52,752

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $161.6 million during the nine months ended June 30, 2016 from $86.4 million during the nine months ended June 30, 2015. The $75.2 million increase was mainly attributable to a $31.9 million decrease in net income taxes paid (refunded), a $24.2 million increase in net income, and increase caused by timing of other receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities decreased to $18.2 million for the nine months ended June 30, 2016 from $75.2 million for the nine months ended June 30, 2015. The $57.0 million decrease was attributable to a $51.3 million decrease in net cash used in acquisitions and a $5.7 million decrease in net cash used in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $109.1 million for the nine months ended June 30, 2016 from $23.7 million for the nine months ended June 30, 2015. The $85.4 million increase was primarily due to a $180.0 million decrease in proceeds, net of payments, from our revolving line of credit, a $10.4 million increase in taxes paid related to net share settlement of equity awards and a $5.3 million decrease in proceeds from stock options exercise. In addition, net cash used in financing activities was impacted by a $71.0 million payment on senior notes during the nine months ended June 30, 2015 and a $34.6 million decrease in repurchases of common stock.

Repurchases of Common Stock
In August 2014, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. Pursuant to this program, we repurchased 288,866 shares of our common stock for $32.1 million and 1,027,344 shares of our common stock for $100.5 million during the quarter and nine months ended June 30, 2016, respectively. We had $18.8 million remaining under the August 2014 authorization as of June 30, 2016.
In July 2016, following the termination of the August 2014 program, we announced a new stock repurchase program approved by our Board of Directors. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Dividends
During the quarter ended June 30, 2016, we paid a quarterly dividend of $0.02 per common share. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2016, we had $225.0 million in borrowings outstanding at a weighted average interest rate of 1.836% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.2% and the weighted average maturity is 8.0 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of June 30, 2016 we were in compliance with all financial covenants under these facilities.
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
New Accounting Pronouncements Recently Issued or Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2016 and September 30, 2015:

	June 30, 2016			September 30, 2015
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$118,155	$118,155	0.37%	$86,120	$86,120	0.95%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at June 30, 2016 and September 30, 2015:

	June 30, 2016			September 30, 2015
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$131,000	$131,000	$141,187	$131,000	$131,000	$144,009
The 2010 Senior Notes	$245,000	$245,000	$256,569	$245,000	$245,000	$257,563
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $225.0 million in borrowings outstanding at a weighted average interest rate of 1.836% under the credit facility as of June 30, 2016.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency at June 30, 2016 and September 30, 2015:

	June 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	1,000	$774	$—
Euro (EUR)	EUR	4,850	$5,387	$—
Buy foreign currency:
British pound (GBP)	GBP	4,580	$6,150	$—

	September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	$—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	$—
The foreign currency forward contracts were entered into on June 30, 2016 and September 30, 2015, respectively; therefore, their fair value was $0 on each of these dates.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2016 through April 30, 2016	18,037	$106.98	—	$50,889,917
May 1, 2016 through May 31, 2016	63,958	$109.64	60,000	$44,303,208
June 1, 2016 through June 30, 2016	231,658	$111.39	228,866	$18,808,192
	313,653	$110.78	288,866	$18,808,192

(1)	Includes 24,787 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2016.

(2)
In August 2014, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In July 2016, following the termination of the August 2014 program, we announced a new stock repurchase program approved by our Board of Directors. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689)).

10.1 *	Form of Amendment to Management Agreement, entered into with each of the Company’s executive officers.

10.2 *	Form of Amendment to Letter Agreement, entered into with each of the Company’s executive officers.

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	July 28, 2016

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 28, 2016

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2016

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation.	Incorporated by Reference

10.1	Form of Amendment to Management Agreement, entered into with each of the Company’s executive officers.	Filed Electronically

10.2	Form of Amendment to Letter Agreement, entered into with each of the Company’s executive officers.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.