Form 10-K
period 2016-09-30
FAIR ISAAC CORP
filed 2016-11-10
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,262,902,883 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 28, 2016 was 30,940,696 (excluding 57,916,087 shares held by the Company as treasury stock).
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 14, 2017.

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2017.

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

PRODUCTS AND SERVICES

We use analytics to help businesses automate, improve and connect decisions across their enterprise, an approach we commonly refer to as decision management. Most of our solutions address customer engagement, including customer acquisition, customer onboarding, customer servicing and management, and customer protection. We also help businesses improve non-customer decisions such as transaction and claims processing. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

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

•
Scores. This segment includes our business-to-business scoring solutions and services, our business-to-consumer scoring solutions and services including myFICO® solutions for consumers, and associated professional services. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions are distributed through major credit reporting agencies worldwide, as well as services through which we provide our scores to clients directly.

•
Decision Management Software (formerly“Tools”). This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our new FICO® Decision Management Suite, as well as associated professional services. These tools are available to our customers as on-premises software or through the FICO® Analytic Cloud.

Comparative segment revenues, operating income and related financial information for fiscal 2016, 2015 and 2014 are set forth in Note 17 to the accompanying consolidated financial statements.

Our Solutions

Our solutions involve four fundamental disciplines:

•
Analytics, which include predictive analytics that identify risks and opportunities associated with individual customers, prospects and transactions, in order to detect patterns such as risk and fraud, as well as optimization analytics that are used to improve the design of decision logic or “strategies.”

•	Data management and transaction profiling that bring extensive consumer information to every decision.

•	Software such as decision management systems that implement business rules, models and decision strategies, often in a real-time environment, as well as software for managing customer engagement.

•	Consulting services that help clients make the most of investments in FICO applications, tools and scores in the shortest possible time.

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
Applications

We develop industry-tailored decision management applications, which apply analytics, data management and decision management software to specific business challenges and processes. Our applications primarily serve clients in the banking, insurance, telecommunications, healthcare, retail and public sectors. During fiscal 2016, we continued to expand our product offerings for the FICO® Analytic Cloud, resulting in increased sales opportunities by accommodating small to mid-size businesses that benefit from the affordability and simplicity of cloud-based solutions. Within our Applications segment our fraud solutions accounted for 20%, 23% and 23% of total revenues in each of fiscal 2016, 2015 and 2014, respectively; our customer management solutions accounted for 9%, 9% and 10% of total revenues in each of these periods, respectively; and our customer communication services accounted for 9%, 8% and 8% of total revenues for each of these periods, respectively.

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

We market and sell FICO® TRIAD® Customer Manager software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD services and similar credit account management services through third-party credit card processors worldwide, including two of the largest processors in the U.S.

Fraud and Security Management Applications

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

Our leading fraud detection solution is FICO® Falcon® Fraud Manager, recognized as a leader in global payment card fraud detection. Falcon® Fraud Manager examines transaction, cardholder, account, customer, device and merchant data to detect a wide range of payment card fraud quickly and accurately utilizing artificial intelligence technology. It analyzes payment transactions in real time, assesses the risk of fraud in a fraud score, and provides the ability for user-defined variables and rules strategies to be used in conjunction with the fraud score to prevent fraud while expediting legitimate transactions. Adaptive analytics, a form of self-learning models, can also be employed to accelerate our customers’ response to evolving fraud tactics.

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

In addition to our Falcon products, we offer a wide range of solutions focused on preventing and detecting a variety of financial crimes. FICO® Application Fraud Manager helps businesses prevent both first- and third-party fraud during the application process. By preventing fraud prior to account origination we help our customers avoid future losses as well as unnecessary collections costs. Separately, the FICO® Card Alert Service prevents ATM debit fraud by identifying counterfeit payment cards and reporting them to issuers. The service analyzes daily transactions from participating networks, and uses this data to identify common points of compromise and suspect cards most likely to incur fraud.

FICO® Insurance Fraud Manager uses advanced unsupervised predictive modeling techniques to detect health care claims fraud, abuse and errors as soon as unusual behavior patterns emerge. Insurance Fraud Manager is used by both public and private health care payers to detect and prevent fraud in both pre- and post-pay fraud investigation environments.

FICO offers a comprehensive modular set of compliance solutions to fight money-laundering, terrorist financing, and to fulfill custom requirements for governance, risk and compliance. These solutions are based on the acquisition of TONBELLER Aktiengesellschaft (“TONBELLER”) combined with FICO’s legacy fraud analytics, such as those used in FICO® Falcon® Fraud Manager.

FICO’s cybersecurity products utilize predictive analytics to deliver enterprise-level risk assessments as well as prioritization of tactical cyber threat response. The FICO® Enterprise Security Score, based on the acquisition of QuadMetrics, Inc. (“QuadMetrics”) in 2016, provides an empirically derived score that conveys the security posture of an organization and the likelihood of a material data breach in the next 12 months. The score is used to manage the cyber risk of an enterprise as well as risks introduced by trusted business partners. Separately, FICO® Falcon® Cybersecurity Analytics utilizes advanced streaming self-learning models to help organizations detect and remediate cyber attacks by reducing the dwell time between when an attack occurs and when it is recognized. These products can be used independently or together as part of a comprehensive cyber risk management program.

Collections & Recovery Applications

FICO® Debt Manager™ solution and FICO® PlacementsPlus® service automate the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement, recovery, litigation, bankruptcy, asset management and residual balance recovery. PlacementsPlus service facilitates control over the distribution and management of accounts to agencies, attorneys, debt buyers and internal recovery departments. FICO Debt Management Solutions also include assessments, models and scores, predictive analytics, advanced customer engagement, optimization and speech analytics capabilities. FICO® Debt Manager™ is available both on premises and in the FICO® Analytic Cloud.

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

Scores

Our FICO® Scores are used in the majority of U.S. credit decisions, by nearly all of the major banks, credit card organizations, mortgage lenders and auto loan originators. These credit scores, developed based on third-party data, provide a consistent and objective measure of an individual’s credit risk. Credit grantors use our FICO® Scores in a variety of ways: to prescreen candidates for marketing programs; evaluate applicants for new credit; and manage existing customer accounts. FICO® Score is a three-digit score ranging from 300—850. They are calculated by running data from the three U.S. national credit reporting agencies, TransUnion, Experian and Equifax, through one of several proprietary scoring models developed by FICO. Lenders generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies pay an associated fee to us. FICO® Score 9, the most recent version of the FICO® Score, was released in early fiscal 2015.

While the core FICO® Score is the foundation of our scoring portfolio, we offer a number of other broad based scores, including several specific FICO® Industry Scores. We also develop various custom scores for our financial services clients. In 2016 we introduced FICO® Score XD, which expands the scorable population using alternative credit data. FICO® Score XD looks at public records and property data, and a consumer’s history with mobile, landline phone and cable payments, to generate scores on the same 300—850 scale as standard FICO® Scores. FICO® Score XD is available to lenders from LexisNexis Risk Solutions and Equifax.

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

We also provide FICO® Score based products, education and information on FICO® Scores to consumers. They are distributed directly by us through our myFICO® service and through licensed distribution partners, including Experian and certain lenders, for use in customer and noncustomer programs.

The myFICO® products and subscription offerings are available online at www.myfico.com. Consumers can use the myFICO.com website to purchase their FICO® Scores, including credit reports associated with the scores, explanations of the factors affecting their scores, and customized information on how to manage their scores. We make available the 19 most widely used versions of the FICO® Score from the three major U.S. credit bureaus through our myFICO® service, representing approximately 95% of all FICO® Scores sold and used by lenders. Customers can use products to simulate how taking specific actions would affect their FICO® Score. Consumers can also subscribe to monitoring services, which deliver alerts via email and text when changes to a user’s FICO® Scores or other credit report content are detected. In addition, consumers can purchase identity theft monitoring products that alert consumers of potential risks of identity fraud with comprehensive detection, defense and identity restoration services.

Decision Management Software

We provide analytic and decision management platforms and tools that businesses use to build their own tailored, analytically powered decision management applications on-premises, within the FICO® Analytic Cloud or via third-party cloud environments such as Amazon Web Services. In contrast to our packaged applications developed for specific industry solutions, our tools platform adds scalable and flexible decision management capabilities to virtually any application or operational system. These tools are sold as licensed software, and can be used standalone, or in conjunction with third-party solutions to advance a client’s decision management initiatives. We use these tools as common software components for our own decision management solutions, described above in the Applications section. They are also key components of our decision management architecture. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.

During fiscal 2016, FICO continued to enhance the FICO® Decision Management Suite, a collection of tools for building, extending, deploying and scaling applications and solutions. The Decision Management Suite includes the FICO® Decision Management Platform, along with capabilities for building and customizing predictive analytic, decisioning, and optimization components and services; developing, orchestrating and publishing analytics-powered applications; and visualizing, analyzing and reporting data trends. The FICO® Decision Management Suite is available in the FICO® Analytic Cloud and on-premises; businesses can choose either or both deployments depending on their specific needs, IT environments and other factors. In fiscal 2016, we upgraded and enhanced much of the functionality in the suite, including:

•	FICO® Decision Management Platform, the fundamental backbone of the Suite, to dramatically improve performance, data interchange, model tracking and user collaboration;

•	FICO® Decision Management Streaming (formerly known as Data Management Integration Platform) to improve scale, performance and versatility; and

•
FICO® Decision Central™ (formerly known as Model Central), an analytic and decision model management tool, to expand its versatility and usability across a much broader range of implementations and use cases.

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

The principal products offered are software tools for:

•
Rules Management. The FICO® Blaze Advisor® decision rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables business users to propose and preview the impact of changes to decisioning logic, to review and approve proposed changes, and commit those changes to production decisioning, all without demanding IT cycles. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our decision management applications. The Blaze Advisor system, available in six languages, is a multi-platform solution that: embeds rules management within existing applications; supports Web Services and service-oriented architecture, Java 2 Enterprise Edition platforms, Microsoft .NET and COBOL for z/OS mainframes; and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor® system is able to process and execute complex, high-volume decision rules. FICO’s solution for rules management in the cloud is called FICO® Decision Modeler.

•
Predictive Modeling. FICO® Decision Central™ is a comprehensive offering to help banks and other organizations, including insurance, retail and health care companies, maximize the power of their predictive and decision models and meet stricter regulations for model management. It complements FICO® Model Builder, which enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models and scorecards, which we have developed over more than 40 years, and includes additional algorithms for rapidly discovering variable relationships, predictive interactions and optimal segmentation. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICO® Blaze Advisor® system. FICO’s solution set for predictive modeling in the cloud is called FICO® Analytic Modeler.

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

COMPETITION

The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning and customer relationship management packaged solutions providers;

•	business intelligence solutions providers;

•	business process management and decision rules management providers;

•	providers of credit reports and credit scores;

•	providers of automated application processing services;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	providers of account/workflow management software;

•	software companies supplying modeling, rules, or analytic development tools; collections and recovery solutions providers; entity resolution and social network analysis solutions providers; and

•	providers of cloud-based customer engagement and risk management solutions.

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

In the marketing services market, we compete with Acxiom, Epsilon, Equifax, Experian, Harte-Hanks, InfoUSA, KnowledgeBase, Merkle and TargetBase, among others. We also compete with traditional advertising agencies and companies’ internal information technology and analytics departments.

In the customer origination market, we compete with Experian, Equifax, and CGI, among others.

In the customer strategy management market, we compete with Experian, among others.

In the fraud management market for banking, we compete primarily with Actimize, a division of NICE Systems, Experian, Detica, a division of BAE, SAS and ACI Worldwide. In the fraud solutions market for health care insurance, we compete with Emdeon, OptumInsight, ViPS, MedStat, Detica, a division of BAE, SAS, Verisk Analytics and IBM. Verisk Analytics and SAS also compete in the property and casualty insurance claims fraud market.

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

Decision Management Software

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail, healthcare and public agencies. End users of our products include 98 of the 100 largest financial institutions in the U.S., and two-thirds of the largest 100 banks in the world. Our clients also include more than 700 insurers, including nine of the top ten U.S. property and casualty insurers; more than 400 retailers and general merchandisers, including more than one-third of the top 100 U.S. retailers; more than 150 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including seven of the world’s top ten pharmaceuticals companies. All of the top ten companies on the 2016 Fortune 500 list use FICO’s solutions. In addition, our consumer services are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major U.S. credit reporting agencies.

In the U.S., we market our products and services primarily through our own direct sales organization that is organized around vertical markets. Sales groups are based in our headquarters and in field offices strategically located both in and outside the U.S. We also market our products through indirect channels, including alliance partners and other resellers.

Our scores are marketed and sold through credit reporting agencies. During fiscal 2016, 2015 and 2014, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 19%, 16% and 15% of our total revenues, respectively.

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
Revenues from international customers, including end users and resellers, amounted to 36%, 40% and 42% of our total revenues in fiscal 2016, 2015 and 2014, respectively. See Note 17 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

In fiscal 2016, we continued to make progress with our FICO® Analytic Cloud and FICO® Decision Management Platform initiatives. We have made many of our software solutions, which were previously available only as on-premises software installations, into SaaS solutions hosted on our cloud. The FICO® Decision Management Suite enables clients to use FICO tools, along with rapid application development tools and visualization tools, to quickly develop their own decision management applications and services. We continue to add functionality to the platform as well as host additional FICO applications in the cloud. These ongoing initiatives are driven by enhancing our core technical capabilities listed below, and extending them through partnerships with other technology providers as well as through employing open source software.

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

Customer Data Integration. Decisions made on customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. We have focused on developing data integration processes that are able to assemble and integrate those disparate data sources into a unified view of the customer or household, through the application of persistent keying technology. This data can include structured or unstructured data. Recent innovations include a solution that can integrate multiple data sources in real time and make them available for analysis and decisions.

Decision Management Software. In order to make a decision strategy operational, various steps and rules need to be programmed or exported into the business's software infrastructure, where they can communicate with front-end, customer-facing systems and back-end systems such as billing systems. We have developed software systems, sometimes known as decision engines and decision rules management systems, which perform the necessary functions to execute a decision strategy. Our software includes very efficient programs for these functions, facilitating, for example, business user definition of extremely complex decision strategies using graphical user interfaces; simultaneous testing of hundreds of decision strategies in “champion/challenger” (test/control) mode; high-volume processing and analysis of transactions in real time; integration of multiple data sources; and execution of predictive models for improved behavior forecasts and finer segmentation. Decision management software is an integral part of our decision management applications, described earlier.

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

Cybersecurity. We continue to seek projects in the cybersecurity and security information and event management space that leverage FICO’s streaming analytics, transaction profiling and unsupervised modeling technologies. These technologies include those successfully leveraged by our fraud management systems, including FICO® Falcon® Fraud Manager, and new methods we believe to be unique approaches for detecting certain types of cyber security threats.

Research and Development Activities
Our research and development expenses were $103.7 million, $98.8 million and $83.4 million in fiscal 2016, 2015 and 2014, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.
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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 156 U.S. and 15 foreign patents with 93 applications pending.
Despite our precautions, it may be possible for competitors or users to copy or reproduce aspects of our software or to obtain information that we regard as trade secrets. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S. Patents and other protections for our intellectual property are important, but we believe our success and growth will depend principally on such factors as the knowledge, ability, experience and creative skills of our personnel, new products, frequent product enhancements and name recognition.
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
We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 40 trademarks registered in the U.S. and select foreign countries.

PERSONNEL
As of September 30, 2016, we employed 3,088 persons worldwide. Of these, 169 full-time employees were located in our San Jose, California office, 341 full-time employees were located in our San Diego, California office, 195 full-time employees were located in our Roseville, Minnesota office, 189 full-time employees were located in our San Rafael, California office, 146 full-time employees were located in our Fairfax, Virginia office, 630 full-time employees were located in our India-based offices and 321 full-time employees were located in our United Kingdom-based offices. None of our employees are covered by a collective bargaining agreement other than to the extent mandated by applicable law in certain foreign jurisdictions, and no work stoppages have been experienced.
Information regarding our executive officers is included in Item 10, Directors, Executive Officers and Corporate Governance, of this Annual Report on Form 10-K.
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

Our growth and the success of our DM strategy depend upon our ability to develop and sell new products or suites of products, including the development and sale of our cloud-based product offerings. If we are unable to develop new products, or if we are not successful in introducing new products, we may not be able to grow our business or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data, and adapting to particular operating environments or certain client or other systems. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.

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

We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian, and other parties that distribute our products to certain markets. The loss of or a significant change in a relationship with one of these credit reporting agencies with respect to their distribution of our products or with respect to our myFICO® offerings, the loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with a significant third-party distributor (including credit card processors), or the delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.

We rely on relationships with third parties for marketing, distribution and certain services. If we experience difficulties in these relationships, our future revenues may be adversely affected.

Most of our products rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scores segment relies on, among others, TransUnion, Equifax and Experian. Failure of our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances, could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, TransUnion, Equifax and Experian have developed a credit scoring product to compete directly with our products and are collectively attempting to sell the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.

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

•
an acquisition may not further our business strategy as we expected, we may not integrate acquired operations or technology as successfully as we expected or we may overpay for our investments, or otherwise not realize the expected return, which could adversely affect our business or operating results;

•	we may be unable to retain the key employees, customers and other business partners of the acquired operation;

•	we may have difficulties entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;

•
our operating results or financial condition may be adversely impacted by claims or liabilities we assume from an acquired company, business, product or technology, including claims by government agencies, terminated employees, current or former customers, former stockholders or other third parties; pre-existing contractual relationships of an acquired company we would not have otherwise entered into; unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices; and intellectual property claims or disputes;

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

The market price of our common stock may be volatile and could be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses are fixed and will not be affected by short-term fluctuations in revenues, short-term fluctuations in revenues may significantly impact operating results. Additional factors that may cause our stock price to fluctuate include the following:

•	variability in demand from our existing customers;

•	failure to meet the expectations of market analysts;

•	changes in recommendations by market analysts;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increases the likelihood of short-term fluctuation in revenues;

•	consumer or customer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive and other conditions in the consumer credit, banking and insurance industries;

•	fluctuations in domestic and international economic conditions;

•	our ability to complete large installations on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.

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

Our DM strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained customer service and technical support personnel to assist customers with product installation and deployment. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the U.S., and from the U.S. and other countries to work abroad. Limitations imposed by immigration laws in the U.S. and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity-based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

The failure to obtain certain forms of model construction data from our customers or others could harm our business.

Our business requires that we develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business alliances provide us with the data we require to analyze transactions, report results and build new models. Our DM strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business alliances, or if they decline to provide such data due to privacy concerns, competition concerns, prohibitions or a lack of permission from their customers or partners, we could lose access to required data and our products, and the development of new products, might become less effective. Third parties have asserted copyright and other intellectual property interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

We will continue to rely upon proprietary technology rights, and if we are unable to protect them, our business could be harmed.

Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution, to protect our proprietary technology. This protection of our proprietary technology is limited, and our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. There can be no assurance that our protection of our intellectual property rights in the U.S. or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition or results of operations.

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

Our business requires the storage, transmission and utilization of sensitive consumer and customer information. Many of our products are provided by us through the Internet. Security breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our systems or to consumer or customer information, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services or subject us to third-

party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

Protection from system interruptions is important to our business. If we experience system interruptions, it could harm our business.

Systems or network interruptions, including interruptions experienced in connection with our cloud-based and other product offerings, could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of customers or revenue. These interruptions can include software or hardware malfunctions, communication failures, outages or other failures of third party environments or service providers, fires, floods, earthquakes, power losses, equipment failures and other events beyond our control.

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

We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our regional and global competitors vary in size and in the scope of the products and services they offer, and include:

•	in-house analytic and systems developers;

•	scoring model builders;

•	enterprise resource planning, customer relationship management, and customer communication and mobility solution providers;

•	business intelligence solutions providers;

•	credit report and credit score providers;

•	business process management and decision rules management providers;

•	process modeling tools providers;

•	automated application processing services providers;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	account/workflow management software providers;

•	software tools companies supplying modeling, rules, or analytic development tools; collections and recovery solutions providers; entity resolution and social network analysis solutions providers; and

•	cloud-based customer engagement and risk management solutions providers.

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

•
Fair lending laws, such as the Truth In Lending Act and Regulation Z, as amended by the Credit Card Accountability Responsibility and Disclosure Act of 2009, the Equal Credit Opportunity Act and Regulation B, and the Fair Housing Act;

•
Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including but not limited to the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act (“GLBA”); the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Cybersecurity Act of 2015; the Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; and identity theft, file freezing, security breach notification and similar state privacy laws;

•	Extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards;

•	Regulations applicable to secondary market participants such as Fannie Mae and Freddie Mac that could have an impact on our products;

•
Laws and regulations applicable to our customer communication clients and their use of our products and services, including the Telephone Consumer Protection Act and regulations promulgated thereunder;

•	Insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•
The application or extension of consumer protection laws, such as the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, and the Military Lending Act, and laws governing the use of the Internet and telemarketing, advertising, endorsements and testimonials and credit repair;

•	Laws and regulations applicable to operations in other countries, for example, the European Union’s General Data Protection Regulation, and the Foreign Corrupt Practices Act;

•	Sarbanes-Oxley Act requirements to maintain and verify internal process controls, including controls for material event awareness and notification;

•
Regulatory expectations for management of third parties (e.g., vendors, contractors, suppliers, distributors), such as OCC Bulletin 2013-29; Federal Reserve Supervisory Letter 13-19 / CA 13-21; Federal Housing Finance Agency Advisory Bulletin AB 2014-07; CFPB Bulletin 2012-03; and FFIEC Outsourcing Technology Services June 2004;

•
Regulations applicable to anti-money laundering, such as the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001;

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

In making credit evaluations of consumers, or in performing fraud screening or user authentication, our customers are subject to requirements of multiple jurisdictions, which may impose onerous and contradictory requirements. Privacy legislation such as GLBA or the European Union’s General Data Protection Regulation may also affect the nature and extent of the products or services that we can provide to customers, as well as our ability to collect, monitor and disseminate information subject to privacy protection. In addition to existing regulation, changes in legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. These regulations and amendments to them could affect the demand for or profitability of some of our products, including scoring and consumer products. New regulations pertaining to financial institutions could cause them to pursue new strategies, reducing the demand for our products.

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

During fiscal 2016, 74% of our revenues were derived from sales of products and services to the banking and insurance industries. Global economic uncertainty experienced in the U.S. and other key international economies in the past produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for disruptions presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions.

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

For example, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the European Union. Although it is unknown what those terms will be, the announcement of Brexit caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

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

A growing portion of our revenues is derived from international sales. During fiscal 2016, 36% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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
Item 2. Properties
Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal locations include:

•	approximately 55,000 square feet of office space in San Jose, California in one building under a lease expiring in fiscal 2024; this is used for our corporate headquarters and all of our segments;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in fiscal 2020; this is used for all of our segments;

•
approximately 101,000 square feet of office, data center, and data processing space in Roseville, Brooklyn Park and Minneapolis, Minnesota, in three buildings under leases expiring in fiscal 2017 or later; 16,000 square feet of this space is subleased to a third party; this is used for all of our segments;

•
approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in fiscal 2020; this is used for Applications and Decision Management Software segments.

In addition, we lease an aggregate of approximately 280,000 square feet of office and data center space in a number of smaller domestic locations and internationally in India, the United Kingdom, China, Singapore, and several other locations. We believe that suitable additional space will be available to accommodate future needs. See Note 18 to the accompanying consolidated financial statements for information regarding our obligations under leases.
Item 3. Legal Proceedings
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 28, 2016, we had 380 shareholders of record of our common stock.
The following table shows the high and low sales prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low
Fiscal 2015
October 1 — December 31, 2014	$74.39	$53.09
January 1 — March 31, 2015	$89.42	$69.44
April 1 — June 30, 2015	$96.53	$85.40
July 1 — September 30, 2015	$97.56	$77.57
Fiscal 2016
October 1 — December 31, 2015	$97.00	$78.11
January 1 — March 31, 2016	$106.64	$80.20
April 1 — June 30, 2016	$115.87	$102.77
July 1 — September 30, 2016	$132.95	$111.73
Dividends
We paid dividends of $0.02 per share on a quarterly basis during each of fiscal 2016, 2015 and 2014. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2016 through July 31, 2016	160,537	$116.63	154,068	$250,000,000
August 1, 2016 through August 31, 2016	32,050	$127.91	30,000	$246,165,162
September 1, 2016 through September 30, 2016	126,440	$130.60	123,806	$230,001,105
Total	319,027	$123.30	307,874	$230,001,105

(1)	Includes 11,153 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2016.

(2)
On August 18, 2014, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. On July 27, 2016, following the termination of the August 2014 program, our Board of Directors approved a new stock repurchase program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2011, in (a) the Company’s Common Stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

Item 6. Selected Financial Data
We acquired Entiera, Inc. (“Entiera”) in May 2012, Adeptra Ltd. (“Adeptra”) in September 2012, CR Software, LLC. (“CR Software”) in November 2012, Infoglide Software, Inc. (“Infoglide”) in April 2013, InfoCentricity, Inc. (“InfoCentricity”) in April 2014, TONBELLER in January 2015, and QuadMetrics in May 2016. Results of operations from the acquisitions are included prospectively from their respective acquisition dates and did not materially impact comparability of the data presented below.

	Year Ended September 30,
	2016	2015 (1)	2014 (1)	2013 (1)	2012 (1)
	(In thousands, except per share data)
Revenues	$881,356	$838,781	$788,985	$743,444	$676,423
Operating income	169,592	137,505	161,868	161,593	168,358
Net income	109,448	86,502	94,879	90,095	92,004
Basic earnings per share	3.52	2.75	2.80	2.55	2.64
Diluted earnings per share	3.39	2.65	2.72	2.48	2.55
Dividends declared per share	0.08	0.08	0.08	0.08	0.08

	September 30,
	2016	2015	2014	2013	2012
	(In thousands)
Working capital	$21,561	$42,727	$(52,877)	$83,308	$49,720
Total assets	1,221,052	1,230,163	1,192,298	1,161,547	1,158,611
Senior notes	316,000	376,000	447,000	455,000	504,000
Revolving line of credit	255,000	232,000	99,000	15,000	—
Stockholders’ equity	446,828	436,998	454,614	530,677	474,406

(1) Results of operations for fiscal years 2015, 2014, 2013 and 2012 include pre-tax charges of $18.2 million, $4.3 million, $3.5 million and $5.1 million, respectively, in restructuring and acquisition-related expenses.

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
BUSINESS OVERVIEW
Strategies and Initiatives

During fiscal 2016, our growth initiatives continued to generate significant free cash flow. We utilized our cash to enhance shareholder value through investments in long-term growth initiatives; acquisitions of relevant technologies and products that strengthen our portfolio and competitive position; and our share repurchase programs.

We continued to invest in our growth initiatives that expand our addressable markets. We expanded our traditional on-premises software into cloud-based solutions in our Applications and Decision Management Software (formerly “Tools”) segments to provide growth opportunities with customers that can benefit from the affordability and simplicity of these solutions. Our software solutions are available through the FICO® Analytic Cloud, and we are adding delivery via third-party cloud environments, which are offered through large vendors in other geographic locations across the world. We continue to offer our solutions on-premises for many customers who prefer to install and run our software in-house. In addition, we introduced the FICO® Decision Management Suite 2.0 (“DMS”), which provides an easy way for customers to evaluate, customize, deploy and scale state-of-the-art analytics. The DMS allows customers to quickly integrate our tools and components with their data, helping organizations of all sizes realize the promise of advanced analytics and decision management in a cost-effective, scalable cloud or on-premise solution.

For our Scores segment, our industry leading business-to-business FICO® Scores expanded further into the larger, faster growing U.S. consumer market. The FICO® Score Open Access program, which allows our participating clients to provide their customers with a free FICO® Score along with content to help them understand the FICO® Score their lender uses, continued its expansion during the current year. Through this program, we now have more than 180 million consumers with access to their free FICO® Score. The partnership agreement we launched in fiscal 2015 with Experian, a leading global information services provider, continued to accelerate during the current year. This partnership provides consumers the FICO® Score that lenders most commonly use in evaluating credit when determining applicant eligibility for new credit cards, car loans, mortgages or other lines of credit and can be accessed through Experian.com. We have partnered and continue to pursue additional partners, to distribute the FICO® Scores with their product offerings sold directly to consumers. In addition, we are pursuing opportunities to make the FICO® Scores available to third-parties for affinity, white-labeled programs to further penetrate and expand the markets where our scores are available.

We continued to make acquisitions that deliver solutions to the financial services industry and adjacent vertical industries. Our acquisition of Quadmetrics, a provider of enterprise security assessment analytics, accelerates our efforts to provide a suite of complementary cyber-related analytics solutions to market.

With our strong portfolio of products now in place and the accelerating growth we are experiencing in our cloud-based offerings, we shifted some of our resources to distribution in our expanded market. During fiscal 2016, we expanded our distribution and go-to-market for both the Applications and Decision Management Software segments, which include significant sales training and increasing sales resources to reach new market segments. In fiscal 2017, we expect to broaden our investment into product delivery, support and infrastructure operations.

We also returned significant cash to shareholders through our stock repurchase program. During fiscal 2016, we repurchased approximately 1.3 million shares at a total repurchase price of $138.4 million. As of September 30, 2016, we had $230.0 million remaining under our current stock repurchase program.

Overview of Financial Results
Total revenues for fiscal 2016 were $881.4 million, an increase of 5% from $838.8 million in fiscal 2015. Revenue in each of our segments increased, with our Scores segment the primary driver increasing by 16% in fiscal 2016 compared to fiscal 2015. Our Applications and Decision Management Software segments increased by 1% and 2% in fiscal 2016 compared to fiscal 2015, respectively. We derive a significant portion of revenue internationally, and 36% and 40% of total consolidated revenues were derived from clients outside the U.S. during fiscal 2016 and 2015, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 72% and 69% of our revenues were derived from within this industry during fiscal 2016 and 2015, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for 69% and 67% of our revenues during fiscal 2016 and 2015, respectively. Revenue fluctuations in our business are primarily driven by changes in the transactional volume and license fees.
Operating income for fiscal 2016 was $169.6 million, an increase of 23% from $137.5 million in fiscal 2015. Operating margin increased to 19% from 16%. The margin increase was primarily attributable to a higher percentage of revenues derived from our higher-margin products including revenues generated from our Experian agreement, no restructuring cost in the current year following the write-down of facilities in the prior year and a decrease in our professional services delivery cost. Net income increased 27% to $109.4 million in fiscal 2016 from $86.5 million in fiscal 2015 primarily due to the increase in operating margin, partially offset by lower income tax expense in fiscal 2015, largely driven by a favorable tax adjustment. Diluted earnings per share for fiscal 2016 was $3.39, an increase of 28% from $2.65 in fiscal 2015.

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
Although many of our contracts contain non-cancelable terms, most of our bookings are transactional or service related that depend upon estimates such as volume of transactions, number of active accounts, or number of hours incurred. Since these estimates cannot be considered fixed or firm, we do not believe it is appropriate to characterize bookings as backlog. The following paragraphs discuss the key assumptions used to calculate bookings and the susceptibility of these assumptions to variability for each revenue type.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(months)
Quarter ended September 30, 2016	$80.3	20%	13	37
Quarter ended September 30, 2015	$105.3	21%	19	18
Year ended September 30, 2016	$378.0	40%	57	NM(a)
Year ended September 30, 2015	$314.7	45%	41	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 35% and 31% of total bookings for the years ended September 30, 2016 and 2015, respectively. Professional services bookings were 45% and 47% of total bookings for the years ended September 30, 2016 and 2015, respectively. License bookings were 20% and 22% of total bookings for the years ended September 30, 2016 and 2015, respectively.
RESULTS OF OPERATIONS
We are organized into the following three reportable segments: Applications, Scores and Decision Management Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Comparative segment revenues, operating income, and related financial information for the years ended September 30, 2016, 2015 and 2014 are set forth in Note 17 to the accompanying consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2016, 2015 and 2014:

	Revenues Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
	(In thousands)			(In thousands)
Applications	$532,642	$526,274	$504,256	$6,368	$22,018	1%	4%
Scores	241,059	207,007	186,469	34,052	20,538	16%	11%
Decision Management Software	107,655	105,500	98,260	2,155	7,240	2%	7%
Total	$881,356	$838,781	$788,985	42,575	49,796	5%	6%

	Percentage of Revenues Year Ended September 30,
Segment	2016	2015	2014
Applications	61%	63%	64%
Scores	27%	25%	24%
Decision Management Software	12%	12%	12%
Total	100%	100%	100%

Applications

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
	(In thousands)			(In thousands)
Transactional and maintenance	$328,472	$320,596	$313,316	$7,876	$7,280	2%	2%
Professional services	138,775	124,562	121,100	14,213	3,462	11%	3%
License	65,395	81,116	69,840	(15,721)	11,276	(19)%	16%
Total	$532,642	$526,274	$504,256	6,368	22,018	1%	4%
Applications segment revenues increased $6.4 million in fiscal 2016 from 2015 primarily due to an $11.3 million increase in our originations solutions, a $10.9 million increase in our customer communication services, and a $5.1 million increase in our compliance solutions, partially offset by a $19.2 million decrease in our fraud solutions. The increase in originations solutions was primarily attributable to an increase in services revenue. The increase in customer communication services was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication market. The increase in compliance solutions was primarily attributable to our acquisition of TONBELLER in January 2015. The decrease in fraud solutions was primarily attributable to a decrease in software revenues mainly driven by decreased number of large multi-year license deals occurring during our fiscal 2016.
Applications segment revenues increased $22.0 million in fiscal 2015 from 2014 primarily due to an $11.1 million increase in our compliance solutions, a $10.0 million increase in our fraud solutions, and a $4.1 million increase in our customer communication services, partially offset by a $3.3 million decrease in our marketing solutions. The increase in compliance solutions was attributable to our acquisition of TONBELLER in January 2015. The increase in fraud solutions was primarily attributable to increased number of large multi-year license transactions during fiscal 2015, as well as an increase in transactional revenues driven by increased volumes. The increase in customer communication services was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication market. The decrease in marketing solutions was primarily attributable to terminations of several customers in fiscal 2015.

Scores

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
	(In thousands)			(In thousands)
Transactional and maintenance	$233,655	$200,426	$178,023	$33,229	$22,403	17%	13%
Professional services	4,185	2,901	2,784	1,284	117	44%	4%
License	3,219	3,680	5,662	(461)	(1,982)	(13)%	(35)%
Total	$241,059	$207,007	$186,469	34,052	20,538	16%	11%
Scores segment revenues increased $34.1 million in fiscal 2016 from 2015 due to a $17.8 million increase in our business-to-consumer services revenues and a $16.3 million increase in our business-to-business scores revenue. The increase in business-to-consumer services was primarily attributable to revenue generated from the agreement with Experian that launched in December 2014 and made FICO® Scores available to consumers on Experian.com. The increase in business-to-business scores was primarily attributable to an increase in our transactional scores driven by new originations, account management and prescreen.
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

During fiscal 2016, 2015 and 2014, revenues generated from our agreements with Equifax, TransUnion and Experian, collectively accounted for approximately 19%, 16% and 15%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Decision Management Software

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
	(In thousands)			(In thousands)
Transactional and maintenance	$43,792	$43,210	$36,224	$582	$6,986	1%	19%
Professional services	26,778	24,310	25,950	2,468	(1,640)	10%	(6)%
License	37,085	37,980	36,086	(895)	1,894	(2)%	5%
Total	$107,655	$105,500	$98,260	2,155	7,240	2%	7%
Decision Management Software segment revenues increased $2.2 million in fiscal 2016 from 2015 primarily attributable to an increase in services revenue, largely due to an increase in our FICO® Decision Management Platform product partially offset by a decrease in our FICO® Blaze Advisor product.
Decision Management Software segment revenues increased $7.2 million in fiscal 2015 from 2014 primarily due to an increase in our FICO® Decision Management Platform license sales as well as related services and transactional revenues, a one-time settlement with a customer related to under-reported royalties from a multi-year period, as well as increased transactional revenues from our InfoCentricity acquisition in April 2014. The increase was partially offset by a decrease in optimization tools primarily attributable to decreased license sales on our FICO® Decision Optimizer and FICO® Xpress Optimization products.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for the fiscal 2016, 2015 and 2014:

				Period-to-Period Change		Period-to-Period Percentage Change
	Year Ended September 30,			2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
	2016	2015	2014
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$881,356	$838,781	$788,985	$42,575	$49,796	5%	6%
Operating expenses:
Cost of revenues	265,173	270,535	249,281	(5,362)	21,254	(2)%	9%
Research and development	103,669	98,824	83,435	4,845	15,389	5%	18%
Selling, general and administrative	328,940	300,002	278,203	28,938	21,799	10%	8%
Amortization of intangible assets	13,982	13,673	11,917	309	1,756	2%	15%
Restructuring and acquisition-related	—	18,242	4,281	(18,242)	13,961	(100)%	326%
Total operating expenses	711,764	701,276	627,117	10,488	74,159	1%	12%
Operating income	169,592	137,505	161,868	32,087	(24,363)	23%	(15)%
Interest expense, net	(26,633)	(29,150)	(28,550)	2,517	(600)	(9)%	2%
Other income (expense), net	1,610	883	(187)	727	1,070	82%	(572)%
Income before income taxes	144,569	109,238	133,131	35,331	(23,893)	32%	(18)%
Provision for income taxes	35,121	22,736	38,252	12,385	(15,516)	54%	(41)%
Net income	$109,448	$86,502	$94,879	22,946	(8,377)	27%	(9)%
Number of employees at fiscal year-end	3,088	2,803	2,646	285	157	10%	6%

	Percentage of Revenues Year Ended September 30,
	2016	2015	2014
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	30%	32%	31%
Research and development	12%	12%	11%
Selling, general and administrative	37%	36%	35%
Amortization of intangible assets	2%	2%	1%
Restructuring and acquisition-related	—%	2%	1%
Total operating expenses	81%	84%	79%
Operating income	19%	16%	21%
Interest expense, net	(3)%	(3)%	(4)%
Income before income taxes	16%	13%	17%
Provision for income taxes	4%	3%	5%
Net income	12%	10%	12%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
Cost of revenues as a percentage of revenues decreased to 30% during fiscal year 2016 from 32% during fiscal 2015. The $5.4 million decrease was primarily attributable to a $12.9 million decrease in outside services, partially offset by a $4.6 million increase in personnel and labor costs and a $2.4 million increase in direct materials cost. The decrease in outside services was primarily attributable to a decrease in our billable consulting projects utilizing temporary resources. The increase in personnel and labor costs was primarily attributable to an increase in incentive cost and share based compensation cost, partially offset by a decrease in professional services delivery cost. The increase in direct materials was primarily attributable to an increase in telecommunications cost associated with the increase in our customer communications services subscription based revenue.
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
In fiscal 2017, we expect cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during fiscal 2016.
Research and Development
Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.
The fiscal year 2016 over 2015 increase of $4.8 million in research development expenses was primarily attributable to a $6.7 million increase in personnel and labor costs, partially offset by a $2.1 million decrease in outside services. The increase in personnel and labor costs was primarily driven by an increase in incentive cost and our continued investment in the areas of cloud computing and software-as-a-service (“SaaS”), as well as several new products primarily in the Decision Management Software segment. The decrease in outside services was primarily attributable to fewer internal projects utilizing temporary resources. Research and development expenses as a percentage of revenues were 12% during fiscal 2016, consistent with those incurred during fiscal 2015.
Research and development expenses as a percentage of revenues increased to 12% during fiscal 2015 from 11% during fiscal 2014. The $15.4 million increase was attributable to a $15.3 million increase in personnel and labor costs, primarily driven by our continued investment in the areas of cloud computing and SaaS, as well as several new products primarily in the Decision Management Software segment.
In fiscal 2017, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during fiscal 2016.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses as a percentage of revenues increased to 37% during fiscal 2016 from 36% during fiscal 2015. The $28.9 million increase was primarily attributable to a $23.5 million increase in labor and personnel costs and a $1.6 million increase in marketing expenses. The increase in personnel and costs was primarily attributable to an increase in salaries and benefits as a result of our increased headcount, an increase in incentive cost, and an increase in stock-based compensation cost primarily related to the reduction in our estimated forfeiture rate as well as higher stock price. The increase in marketing expenses was primarily attributable to our investment in expanding and refining our distribution capabilities.

Selling, general and administrative expenses as a percentage of revenues increased to 36% during fiscal 2015 from 35% during fiscal 2014. The $21.8 million increase was primarily attributable to a $16.4 million increase in personnel and labor costs, a $2.0 million increase in allocated facilities and infrastructure costs, and a $1.7 million increase in marketing expenses. The increase in labor and personnel costs was primarily attributable to an increase in salaries and benefits as a result of our increased headcount, an increase in commissions cost as a result of increased revenues, as well as an increase in stock-based compensation cost driven by the increase in our stock price. The increase in allocated facilities and infrastructure costs was primarily due to increased resource requirement as a result of our recent acquisitions. The increase in marketing expenses was primarily attributable to a company-wide marketing event during fiscal 2015.
In fiscal 2017, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during fiscal 2016.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets consist primarily of completed technology and customer contracts and relationships, which are being amortized using the straight-line method over periods ranging from five to fifteen years.
The fiscal 2016 over 2015 increase in amortization expense of $0.3 million was primarily attributable to the addition of intangible assets associated with our TONBELLER acquisition in January 2015, partially offset by certain assets associated with our Entiera acquisition becoming fully amortized in May 2016.
The fiscal 2015 over 2014 increase in amortization expense of $1.7 million was primarily attributable to the addition of intangible assets associated with our TONBELLER acquisition in January 2015.
In fiscal 2017, we expect amortization expense will be slightly lower than that incurred in 2016.
Restructuring and Acquisition-Related
There were no restructuring or acquisition-related expenses incurred during fiscal 2016.
During fiscal 2015, we incurred net charges totaling $17.5 million consisting of $13.6 million in facilities charges associated with vacating excess leased space in Roseville, Minnesota and San Rafael, California, and $3.9 million in severance charges due to the elimination of 97 positions throughout the company. Cash payments for all the facilities charges will be paid by the end of our fiscal 2020. Cash payments for all the severance costs were paid by the end of the third quarter of our fiscal 2016. We also incurred $0.7 million in acquisition-related cost primarily associated with our TONBELLER acquisition.
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
The following table sets forth certain summary information on restructuring expenses for the fiscal 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Severance costs	$—	$3,908	$3,963
Lease exit costs and other adjustments	—	13,571	167
Total restructuring expense	$—	$17,479	$4,130
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

The fiscal 2016 over 2015 decrease in net interest expense of $2.5 million was primarily attributable to the $71.0 million principal payment in May 2015 on the senior notes issued in May 2008 and the $60.0 million principal payment in July 2016 on the senior notes issued in July 2010, resulting in lower average debt balances for fiscal 2016 for both senior notes, partially offset by a higher average balance on our revolving line of credit.
The fiscal 2015 over 2014 increase in net interest expense of $0.6 million was primarily attributable to a higher average balance on our revolving line of credit, partially offset by the $71.0 million principal payment in May 2015 on the senior notes issued in May 2008 resulting in lower average debt balance for fiscal 2015.
In fiscal 2017, we expect net interest expense will be lower than what we incurred during fiscal 2016 due to the $60.0 million principal payment made in July 2016 and the $72.0 million principal payment due in July 2017 on our senior notes issued in July 2010.
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
The fiscal 2016 over 2015 change in other income (expense), net of $0.7 million was primarily attributable to an increase in foreign currency exchange gain during fiscal 2016.
The fiscal 2015 over 2014 change in other income (expense), net of $1.1 million was primarily attributable to a decrease in foreign currency exchange loss during fiscal 2015.
Provision for Income Taxes
Our effective tax rates were 24.3%, 20.8% and 28.7% in fiscal 2016, 2015 and 2014, respectively.
The increase in our effective tax rate in fiscal 2016 compared to 2015 was primarily due to a higher percentage of revenue in higher taxing jurisdictions during the current year, and the favorable settlement of the fiscal 2006-2009 state audits and the 2010 foreign transfer pricing assessment in fiscal 2015, partially offset by higher foreign tax credits, research credits and domestic production deduction credits in fiscal 2016.
The decrease in our effective tax rate in fiscal 2015 compared to 2014 was due primarily to the favorable settlement of the fiscal 2006-2009 state audits and the favorable settlement of the 2010 foreign transfer pricing assessment, as well as the December 2014 reenactment of the calendar 2014 U.S. Federal Research and Development Credit, which resulted in a catch up adjustment for the R&D credit during fiscal 2015.

As of September 30, 2016, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $45.3 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries. We intend to reinvest the earnings of its non-U.S. subsidiaries in those operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on our tax profile in the year of earnings repatriation. Accordingly, it is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal 2016, 2015 and 2014:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
	(In thousands)			(In thousands)
Applications	$168,271	$159,608	$169,494	$8,663	$(9,886)	5%	(6)%
Scores	185,084	151,214	142,282	33,870	8,932	22%	6%
Decision Management Software	(3,660)	(6,350)	4,203	2,690	(10,553)	(42)%	(251)%
Unallocated corporate expenses	(110,612)	(89,744)	(101,551)	(20,868)	11,807	23%	(12)%
Total segment operating income	239,083	214,728	214,428	24,355	300	11%	—%
Unallocated share-based compensation	(55,509)	(45,308)	(36,362)	(10,201)	(8,946)	23%	25%
Unallocated amortization expense	(13,982)	(13,673)	(11,917)	(309)	(1,756)	2%	15%
Unallocated restructuring and acquisition-related	—	(18,242)	(4,281)	18,242	(13,961)	(100)%	326%
Operating income	$169,592	$137,505	$161,868	32,087	(24,363)	23%	(15)%
Applications

	Year Ended September 30,			Percentage of Revenues
	2016	2015	2014	2016	2015	2014
	(In thousands)
Segment revenues	$532,642	$526,274	$504,256	100%	100%	100%
Segment operating expenses	(364,371)	(366,666)	(334,762)	(68)%	(70)%	(66)%
Segment operating income	$168,271	$159,608	$169,494	32%	30%	34%
Scores

	Year Ended September 30,			Percentage of Revenues
	2016	2015	2014	2016	2015	2014
	(In thousands)
Segment revenues	$241,059	$207,007	$186,469	100%	100%	100%
Segment operating expenses	(55,975)	(55,793)	(44,187)	(23)%	(27)%	(24)%
Segment operating income	$185,084	$151,214	$142,282	77%	73%	76%
Decision Management Software

	Year Ended September 30,			Percentage of Revenues
	2016	2015	2014	2016	2015	2014
	(In thousands)
Segment revenues	$107,655	$105,500	$98,260	100%	100%	100%
Segment operating expenses	(111,315)	(111,850)	(94,057)	(103)%	(106)%	(96)%
Segment operating income (loss)	$(3,660)	$(6,350)	$4,203	(3)%	(6)%	4%

The increase in operating income between fiscal 2016 and 2015 of $32.1 million was attributable to a $42.7 million increase in segment revenues, an $18.2 million decrease in restructuring and acquisition-related expenses and a $2.6 million decrease in segment operating expenses, partially offset by a $20.9 million increase in unallocated corporate expenses, a $10.2 million increase in share-based compensation expense and a $0.3 million increase in amortization expense. The increase in corporate expenses was primarily driven by a higher incentive cost. The increase in share-based compensation cost was primarily related to the reduction in our estimated forfeiture rate as well as higher stock price.
At the segment level, the $24.4 million increase in segment operating income was the result of an $8.7 million increase in our Applications segment operating income, a $33.9 million increase in our Scores segment operating income and a $2.7 million decrease in our Decision Management Software segment operating loss, partially offset by a $20.9 million increase in unallocated corporate expenses.
The $8.7 million increase in Applications segment operating income was attributable to a $6.4 million increase in segment revenues and a $2.3 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenues for Applications increased to 32% from 30% primarily due to improved efficiency in our professional services operations, partially offset by a decrease in sales of our higher-margin software products.
The $33.9 million increase in Scores segment operating income was attributable to a $34.1 million increase in segment revenues, partially offset by a $0.2 million increase in segment operating expenses. Segment operating income as a percentage of segment revenues for Scores increased to 77% from 73% mainly due to an increase in sales of our higher-margin score products.
The $2.7 million decrease in Decision Management Software segment operating loss was attributable to a $2.2 million increase in segment revenues and a $0.5 million decrease in segment operating expenses. Segment operating margin for Decision Management Software improved to a negative 3% from a negative 6% mainly due to improved efficiency in our professional services operations.
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
At the segment level, the $0.3 million increase in segment operating income was the result of an $11.8 million decrease in unallocated corporate expenses and an $8.9 million increase in our Scores segment, partially offset by a $10.5 million decrease in our Decision Management Software segment and a $9.9 million decrease in our Applications segment.
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
The $10.5 million decrease in Decision Management Software segment operating income (loss) was attributable to a $17.8 million increase in segment operating expenses, partially offset by a $7.3 million increase in segment revenues. Segment operating income as a percentage of segment revenues for Decision Management Software was a negative 6% for fiscal 2015 compared to a positive 4% for fiscal 2014 mainly due to an increase in the research and development efforts related to our cloud-based FICO® Decision Management Platform and several new products in the Decision Management Software segment, as well as an increase in professional services delivery cost, partially offset by an increase in sales of higher-margin software products.
The $11.8 million decrease in unallocated corporate expenses was primarily attributable to a decrease in incentive cost, as well as a decrease in certain corporate charges including bad debt.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2016, we had $75.9 million in cash and cash equivalents which included $63.1 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $72.0 million principal payment due in July 2017 on our senior notes issued in July 2010. Under our current financing arrangements we have no other significant debt obligations maturing over the next twelve months. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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
Summary of Cash Flows

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$185,231	$132,977	$175,034
Investing activities	(27,615)	(81,916)	(19,843)
Financing activities	(164,978)	(58,635)	(130,391)
Effect of exchange rate changes on cash	(2,832)	(11,381)	(2,903)
Increase (decrease) in cash and cash equivalents	$(10,194)	$(18,955)	$21,897

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $185.2 million in fiscal 2016 compared to $133.0 million in fiscal 2015. The $52.2 million increase was mainly attributable to a $22.9 million increase in net income and a $22.9 million decrease in income tax payments.
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
Cash Flows from Investing Activities
Net cash used in investing activities totaled $27.6 million in fiscal 2016 compared to $81.9 million in fiscal 2015. The $54.3 million decrease was attributable to a $51.3 million decrease in net cash used for acquisitions and a $3.0 million decrease in net cash used for purchases of property and equipment.
Net cash used in investing activities totaled $81.9 million in fiscal 2015 compared to $19.8 million in fiscal 2014. The $62.1 million increase was attributable to a $49.7 million increase in net cash used for acquisitions and a $12.4 million increase in net cash used for purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities totaled $165.0 million in fiscal 2016 compared to $58.6 million in fiscal 2015. The $106.4 million increase was primarily due to a $110.0 million decrease in proceeds, net of payments from our revolving line of credit and a $10.5 million increase in taxes paid related to net share settlement of equity awards, partially offset by an $11.0 million decrease in payment on our senior notes.
Net cash used in financing activities totaled $58.6 million in fiscal 2015 compared to $130.4 million in fiscal 2014. The $71.8 million decrease was primarily due to an $86.3 million decrease in common stock repurchased and a $49.0 million increase in proceeds, net of payments from our revolving line of credit, partially offset by a $63.0 million increase in payment on our senior notes.
Repurchases of Common Stock
In July 2016, our Board of Directors approved a stock repurchase program following the termination of the previously authorized program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. As of September 30, 2016, we had $230.0 million remaining under this authorization. During fiscal 2016, 2015 and 2014, we expended $138.4 million, $130.7 million and $214.9 million, respectively, under this and previously authorized stock repurchase programs.
Dividends
We paid quarterly dividends of $0.02 per share during each of fiscal 2016, 2015 and 2014. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2016, we had $255.0 million in borrowings outstanding at a weighted average interest rate of 1.661% and were in compliance with all financial covenants under this credit facility.

Senior Notes
In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from five to ten years. The weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years for the remaining 2008 Senior Notes. In addition, in July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from six to ten years. The weighted average interest rate is 5.4% and the weighted average maturity is 8.7 years for the remaining 2010 Senior Notes. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of September 30, 2016, the carrying value of the Senior Notes was $316.0 million and we were in compliance with all financial covenants under these purchase agreements.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2016:

	Year Ended September 30,					Thereafter	Total
	2017	2018	2019	2020	2021
	(In thousands)
Senior notes (1)	$72,000	$131,000	$28,000	$85,000	$—	$—	$316,000
Interest due on debt obligations (2)	19,303	15,675	6,269	4,752	—	—	45,999
Operating lease obligations	22,069	20,890	17,806	9,541	6,004	13,966	90,276
Unrecognized tax benefits (3)	—	—	—	—	—	—	6,799
Total commitments	$113,372	$167,565	$52,075	$99,293	$6,004	$13,966	$459,074

(1)	Represents the unpaid principal amount of the Senior Notes.

(2)	Represents interest payments on the Senior Notes.

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
Goodwill, Acquisition Intangibles and Other Long-Lived Assets - Impairment Assessment
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. We assess goodwill for impairment for each of our reporting units on an annual basis during the fourth quarter using a July 1 measurement date unless circumstances require a more frequent measurement. We have determined that our reporting units are the same as our reportable segments. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and the overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Using assumptions that are different from those used in our estimates, but in each case reasonable, could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For example, if the economic environment impacts our forecasts beyond what we have anticipated, it could cause the fair value of a reporting unit to fall below its respective carrying value.
For fiscal 2016 and 2015, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis in fiscal 2016 and 2015. For fiscal 2014, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment. There was a substantial excess of fair value over carrying value for each of our reporting units and we determined goodwill was not impaired for any of our reporting units.

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2016, 2015 and 2014.
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
Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our balance sheet using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; our ability to carry back tax attributes to prior years; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase. We have historically had minimal changes in our valuation allowances related to deferred tax assets, as described in Note 13 to the accompanying consolidated financial statements.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
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
Recent Accounting Pronouncements Not Yet Adopted
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017, which means it will be effective for our fiscal year beginning October 1, 2018. ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an entity's annual financial statements. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. Early adoption is permitted. We plan to early adopt ASU 2016-09 on a prospective basis in the first quarter of our fiscal 2017 (the quarter ended December 31, 2016), which is expected to have an impact on the recording of excess tax benefits and deficiencies in our consolidated balance sheets and consolidated statements of income and comprehensive income, as well as our operating and financing cash flows on our consolidated statements of cash Flows. The magnitude of such impact is dependent upon our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date and the exercise behavior of the our stock option holders.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015, which means it is effective for our fiscal year beginning October 1, 2016. Early adoption was permitted. We do not believe that adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$75,926	$75,926	0.17%	$86,120	$86,120	0.95%
In May 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). In July 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity for additional information on the Senior Notes. The following table presents the principal amounts, carrying amounts, and fair values for the Senior Notes at September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$131,000	$131,000	$139,902	$131,000	$131,000	$144,009
The 2010 Senior Notes	$185,000	$185,000	$195,715	$245,000	$245,000	$257,563

We have interest rate risk with respect to our five-year $400 million unsecured revolving line of credit. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $255.0 million in borrowings outstanding at a weighted average interest of 1.661% under the credit facility as of September 30, 2016.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2016 and 2015:

	September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	—

	September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, the fair value was $0 on September 30, 2016 and 2015.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fair Isaac Corporation
San Jose, California

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016. We also have audited the Company's internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Diego, CA
November 10, 2016

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$75,926	$86,120
Accounts receivable, net	167,786	158,773
Prepaid expenses and other current assets	23,926	41,709
Total current assets	267,638	286,602
Marketable securities available for sale	11,016	9,567
Other investments	10,920	10,958
Property and equipment, net	45,122	38,208
Goodwill	798,415	814,750
Intangible assets, net	33,619	47,321
Deferred income taxes	47,598	15,196
Other assets	6,724	7,561
Total assets	$1,221,052	$1,230,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,952	$19,852
Accrued compensation and employee benefits	71,216	54,368
Other accrued liabilities	27,780	30,958
Deferred revenue	47,129	46,697
Current maturities on debt	77,000	92,000
Total current liabilities	246,077	243,875
Long-term debt	494,000	516,000
Other liabilities	34,147	33,290
Total liabilities	774,224	793,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 30,935 and 31,290 shares outstanding at September 30, 2016 and September 30, 2015, respectively)	309	313
Paid-in-capital	1,185,076	1,152,789
Treasury stock, at cost (57,922 and 57,567 shares at September 30, 2016 and September 30, 2015, respectively)	(2,136,760)	(2,033,644)
Retained earnings	1,475,214	1,368,255
Accumulated other comprehensive loss	(77,011)	(50,715)
Total stockholders’ equity	446,828	436,998
Total liabilities and stockholders’ equity	$1,221,052	$1,230,163
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2016	2015	2014
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$605,919	$564,232	$527,563
Professional services	169,738	151,773	149,834
License	105,699	122,776	111,588
Total revenues	881,356	838,781	788,985
Operating expenses:
Cost of revenues (1)	265,173	270,535	249,281
Research and development	103,669	98,824	83,435
Selling, general and administrative (1)	328,940	300,002	278,203
Amortization of intangible assets (1)	13,982	13,673	11,917
Restructuring and acquisition-related	—	18,242	4,281
Total operating expenses	711,764	701,276	627,117
Operating income	169,592	137,505	161,868
Interest expense, net	(26,633)	(29,150)	(28,550)
Other income (expense), net	1,610	883	(187)
Income before income taxes	144,569	109,238	133,131
Provision for income taxes	35,121	22,736	38,252
Net income	109,448	86,502	94,879
Other comprehensive loss:
Foreign currency translation adjustments	(26,296)	(27,526)	(2,281)
Comprehensive income	$83,152	$58,976	$92,598
Basic earnings per share	$3.52	$2.75	$2.80
Shares used in computing basic earnings per share	31,129	31,402	33,870
Diluted earnings per share	$3.39	$2.65	$2.72
Shares used in computing diluted earnings per share	32,308	32,609	34,864

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7.
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2016, 2015 and 2014
(In thousands, except per share data)

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
Balance at September 30, 2013	34,786	$348	$1,110,198	$(1,751,057)	$1,192,096	$(20,908)	$530,677
Share-based compensation	—	—	36,362	—	—	—	36,362
Issuance of treasury stock under employee stock plans	911	9	(23,278)	29,823	—	—	6,554
Tax effect from share-based payment arrangements	—	—	6,035	—	—	—	6,035
Repurchases of common stock	(3,650)	(37)	—	(214,861)	—	—	(214,898)
Dividends paid	—	—	—	—	(2,714)	—	(2,714)
Net income	—	—	—	—	94,879	—	94,879
Foreign currency translation adjustments	—	—	—	—	—	(2,281)	(2,281)
Balance at September 30, 2014	32,047	320	1,129,317	(1,936,095)	1,284,261	(23,189)	454,614
Share-based compensation	—	—	45,308	—	—	—	45,308
Issuance of treasury stock under employee stock plans	954	10	(34,366)	33,153	—	—	(1,203)
Tax effect from share-based payment arrangements	—	—	12,530	—	—	—	12,530
Repurchases of common stock	(1,711)	(17)	—	(130,702)	—	—	(130,719)
Dividends paid	—	—	—	—	(2,508)	—	(2,508)
Net income	—	—	—	—	86,502	—	86,502
Foreign currency translation adjustments	—	—	—	—	—	(27,526)	(27,526)
Balance at September 30, 2015	31,290	313	1,152,789	(2,033,644)	1,368,255	(50,715)	436,998
Share-based compensation	—	—	55,509	—	—	—	55,509
Issuance of treasury stock under employee stock plans	980	10	(47,406)	35,269	—	—	(12,127)
Tax effect from share-based payment arrangements	—	—	24,184	—	—	—	24,184
Repurchases of common stock	(1,335)	(14)	—	(138,385)	—	—	(138,399)
Dividends paid	—	—	—	—	(2,489)	—	(2,489)
Net income	—	—	—	—	109,448	—	109,448
Foreign currency translation adjustments	—	—	—	—	—	(26,296)	(26,296)
Balance at September 30, 2016	30,935	$309	$1,185,076	$(2,136,760)	$1,475,214	$(77,011)	$446,828
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$109,448	$86,502	$94,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,633	33,889	32,632
Share-based compensation	55,509	45,308	36,362
Deferred income taxes	(26,007)	(5,934)	(16,026)
Tax effect from share-based payment arrangements	24,184	12,530	6,035
Excess tax benefits from share-based payment arrangements	(25,037)	(13,795)	(6,808)
Provision of doubtful accounts	2,011	—	1,485
Net (gain) loss on sales of property and equipment	6	2,210	(10)
Changes in operating assets and liabilities:
Accounts receivable	(18,225)	(4,602)	(13,649)
Prepaid expenses and other assets	12,848	(15,462)	(1,754)
Accounts payable	564	(3,672)	3,174
Accrued compensation and employee benefits	17,079	(1,506)	17,450
Other liabilities	(4,282)	4,113	15,566
Deferred revenue	5,500	(6,604)	5,698
Net cash provided by operating activities	185,231	132,977	175,034
Cash flows from investing activities:
Purchases of property and equipment	(21,969)	(24,999)	(12,590)
Cash paid for acquisitions, net of cash acquired	(5,683)	(56,992)	(7,253)
Distribution from cost method investees	37	75	—
Net cash used in investing activities	(27,615)	(81,916)	(19,843)
Cash flows from financing activities:
Proceeds from revolving line of credit	122,000	249,000	145,000
Payments on revolving line of credit and other short-term loans	(99,000)	(116,000)	(61,000)
Payments on senior notes	(60,000)	(71,000)	(8,000)
Proceeds from issuance of treasury stock under employee stock plans	17,828	18,258	18,851
Taxes paid related to net share settlement of equity awards	(29,955)	(19,461)	(12,297)
Dividends paid	(2,489)	(2,508)	(2,714)
Repurchases of common stock	(138,399)	(130,719)	(217,039)
Excess tax benefits from share-based payment arrangements	25,037	13,795	6,808
Net cash used in financing activities	(164,978)	(58,635)	(130,391)
Effect of exchange rate changes on cash	(2,832)	(11,381)	(2,903)
Increase (decrease) in cash and cash equivalents	(10,194)	(18,955)	21,897
Cash and cash equivalents, beginning of year	86,120	105,075	83,178
Cash and cash equivalents, end of year	$75,926	$86,120	$105,075
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $11,363, $1,592 and $3,424 during the years ended September 30, 2016, 2015 and 2014, respectively	$10,855	$33,752	$22,367
Cash paid for interest	$26,884	$30,470	$28,209
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$3,287	$436	$363
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014
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
Years Ended September 30, 2016, 2015 and 2014

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
The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $17.7 million, $20.2 million and $20.7 million during fiscal 2016, 2015 and 2014, respectively.

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
Years Ended September 30, 2016, 2015 and 2014

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
For fiscal 2016 and 2015, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis in fiscal 2016 and 2015. For fiscal 2014, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment. There was a substantial excess of fair value over carrying value for each of our reporting units and we determined goodwill was not impaired for any of our reporting units.
We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 to 10 years
Customer contracts and relationships	5 to 15 years
Trade names	1 to 3 years
Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2016, 2015 and 2014.
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
Years Ended September 30, 2016, 2015 and 2014

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
Years Ended September 30, 2016, 2015 and 2014

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
Years Ended September 30, 2016, 2015 and 2014

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
Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our balance sheet using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; our ability to carry back tax attributes to prior years; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
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
Years Ended September 30, 2016, 2015 and 2014

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
We recorded transactional foreign exchange gains (losses) of $0.2 million, $0.0 million (less than $100,000) and $(1.0) million during fiscal 2016, 2015 and 2014, respectively.
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 14 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $3.6 million, $3.7 million and $3.8 million in fiscal 2016, 2015 and 2014, respectively.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

Recent Accounting Pronouncements Not Yet Adopted
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017, which means it will be effective for our fiscal year beginning October 1, 2018. ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an entity's annual financial statements. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, which means it will be effective for our fiscal year beginning October 1, 2017. Early adoption is permitted. We plan to early adopt ASU 2016-09 on a prospective basis in the first quarter of our fiscal 2017 (the quarter ended December 31, 2016), which is expected to have an impact on the recording of excess tax benefits and deficiencies in our consolidated balance sheets and consolidated statements of income and comprehensive income, as well as our operating and financing cash flows on our consolidated statements of cash Flows. The magnitude of such impact is dependent upon our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date and the exercise behavior of the our stock option holders.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which means it is effective for our fiscal year beginning October 1, 2016. Early adoption was permitted. We do not believe that adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.
2. Business Combinations
On May 19, 2016, we acquired 100% of the equity of QuadMetrics for $5.7 million in cash. QuadMetrics is a provider of enterprise security assessment analytics. We expect that this acquisition will help accelerate our efforts to provide a suite of complementary cyber-related analytics solutions to market. QuadMetrics has been included in our operating results since the acquisition date. The pro forma impact of this acquisition was not deemed material to our results of operations.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

In fiscal 2015, we acquired 100% of the equity of TONBELLER for $59.6 million in cash. We recorded $14.9 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 4.9 years. The goodwill of $46.1 million was allocated to our Applications segment and was not deductible for tax purposes.
In fiscal 2014, we acquired 100% of the common stock of InfoCentricity for $8.2 million in cash.
3. Cash, Cash Equivalents and Marketable Securities Available for Sale
The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Fair Value	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$75,486	$—	$75,486	$85,681	$—	$85,681
Money market funds	440	—	440	439	—	439
Total	$75,926	$—	$75,926	$86,120	$—	$86,120
Long-term Marketable Securities:
Marketable equity securities	$9,598	$1,418	$11,016	$8,691	$876	$9,567

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

•
Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2016 and 2015.

•
Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2016 and 2015.

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2016 and 2015:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

September 30, 2016	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2016
	(In thousands)
Assets:
Cash equivalents (1)	$440	$440
Marketable securities (2)	11,016	11,016
Total	$11,456	$11,456

September 30, 2015	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2015
	(In thousands)
Assets:
Cash equivalents (1)	$439	$439
Marketable securities (2)	9,567	9,567
Total	$10,006	$10,006

(1)
Included in cash and cash equivalents on our balance sheet at September 30, 2016 and 2015. Not included in this table are cash deposits of $75.5 million and $85.7 million at September 30, 2016 and 2015, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at September 30, 2016 and 2015.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency at September 30, 2016 and 2015:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

		September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	—

		September 30, 2015
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Canadian dollar (CAD)	CAD	2,750	$2,045	$—
Euro (EUR)	EUR	5,600	$6,296	—
Buy foreign currency:
British pound (GBP)	GBP	6,943	$10,550	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, their fair value was $0 at September 30, 2016 and 2015.
Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net. These amounts are shown below for the years ended September 30, 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Gain (loss) on foreign currency forward contracts	$(2,911)	$(62)	$256
6. Receivables
Receivables at September 30, 2016 and 2015 consisted of the following:

	September 30,
	2016	2015
	(In thousands)
Billed	$124,731	$114,464
Unbilled (1)	45,247	46,435
	169,978	160,899
Less: allowance for doubtful accounts	(2,192)	(2,126)
Receivables, net	$167,786	$158,773

(1)
Represents revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

Activity in the allowance for doubtful accounts was as follows:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

	Year Ended September 30,
	2016	2015
	(In thousands)
Balance, beginning of year	$2,126	$2,927
Add: expense	2,011	—
Less: write-offs (net of recoveries)	(1,945)	(801)
Balance, end of year	$2,192	$2,126
7. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2016 and 2015:

	September 30, 2016				September 30, 2015
	(In thousands, except average life)
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
Completed technology	$84,184	$(70,368)	$13,816	5	$87,820	$(67,769)	$20,051	5
Customer contracts and relationships	64,592	(45,034)	19,558	12	65,762	(38,930)	26,832	12
Trade names	575	(330)	245	3	576	(138)	438	3
	$149,351	$(115,732)	$33,619	8	$154,158	$(106,837)	$47,321	8

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income and comprehensive income, consisted of the following during fiscal 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Cost of revenues	$7,300	$7,594	$7,371
Selling, general and administrative expenses	6,682	6,079	4,546
Total	$13,982	$13,673	$11,917
In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.
Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2016, was as follows (in thousands):

Year Ended September 30,
2017	$12,846
2018	6,398
2019	5,882
2020	3,611
2021	2,405
Thereafter	2,477
Total	$33,619
The following table summarizes changes to goodwill during fiscal 2016 and 2015, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2014	$560,295	$146,648	$72,985	$779,928
Addition from acquisitions	46,149	—	—	46,149
Foreign currency translation adjustment	(9,679)	—	(1,648)	(11,327)
Balance at September 30, 2015	596,765	146,648	71,337	814,750
Addition from acquisitions	3,857	—	—	3,857
Adjustment related to prior acquisitions	283	—	—	283
Foreign currency translation adjustment	(18,185)	—	(2,290)	(20,475)
Balance at September 30, 2016	$582,720	$146,648	$69,047	$798,415
8. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment at September 30, 2016 and 2015:

	September 30,
	2016	2015
	(In thousands)
Property and equipment:
Data processing equipment and software	$84,761	$71,841
Office furniture and equipment	16,847	14,750
Leasehold improvements	25,152	23,269
Less: accumulated depreciation and amortization	(81,638)	(71,652)
Total	$45,122	$38,208
9. Revolving Line of Credit
In December 2014 we refinanced our $200 million unsecured revolving line of credit, increasing our borrowing capacity to $400 million with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2016, we had $255.0 million in borrowings outstanding at a weighted average interest rate of 1.661%, of which $250.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of September 30, 2016.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

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
We were and are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which required annual principal payments of $8.0 million starting on May 7, 2011 and ending on May 7, 2015. The Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The purchase agreements for the Senior Notes also contain certain covenants typical of unsecured facilities. As of September 30, 2016, we were in compliance with all financial covenants.
The following table presents the principal amounts, carrying amounts and fair values for the Senior Notes at September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	Principal	Carrying Amounts	Fair Value	Principal	Carrying Amounts	Fair Value
	(In thousands)			(In thousands)
The 2008 Senior Notes	$131,000	$131,000	$139,902	$131,000	$131,000	$144,009
The 2010 Senior Notes	$185,000	$185,000	$195,715	$245,000	$245,000	$257,563
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

Future principal payments for the Senior Notes are as follows (in thousands):

Year Ended September 30,
2017	$72,000
2018	131,000
2019	28,000
2020	85,000
Total	$316,000
11. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $7.3 million, $7.1 million and $6.3 million during fiscal 2016, 2015 and 2014, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $40.0 million, $20.3 million and $25.0 million during fiscal 2016, 2015 and 2014, respectively.
12. Restructuring Expenses
There was no restructuring expense incurred during fiscal 2016.
During fiscal 2015, we incurred net charges totaling $17.5 million consisting of $13.6 million in facilities charges associated with vacating excess leased space in Roseville, Minnesota and San Rafael, California, and $3.9 million in severance charges due to the elimination of 97 positions throughout the company. Cash payments for all the facilities charges will be paid by the end of our fiscal 2020. Cash payments for all the severance costs were paid by the end of the third quarter of our fiscal 2016.
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

	Accrual at September 30, 2014	Expense Additions	Cash Payments	Non-cash Settlements	Accrual at September 30, 2015
	(In thousands)
Facilities charges	$92	$13,571	$(92)	$(576)	$12,995
Employee separation	170	3,908	(1,673)	—	2,405
	262	$17,479	$(1,765)	$(576)	15,400
Less: current portion	(262)				(5,570)
Non-current	$—				$9,830

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

	Accrual at September 30, 2015	Expense Additions	Cash Payments	Non-cash Settlements	Accrual at September 30, 2016
	(In thousands)
Facilities charges	$12,995	$—	$(3,762)	$—	$9,233
Employee separation	2,405	—	(2,405)	—	—
	15,400	$—	$(6,167)	$—	9,233
Less: current portion	(5,570)				(4,266)
Non-current	$9,830				$4,967
13. Income Taxes
The provision for income taxes was as follows during fiscal 2016, 2015 and 2014:

	Year ended September 30,
	2016	2015	2014
	(In thousands)
Current:
Federal	$50,631	$23,646	$42,570
State	2,900	(5,381)	4,221
Foreign	7,597	10,405	7,487
	61,128	28,670	54,278
Deferred:
Federal	(23,592)	(5,004)	(15,401)
State	(225)	1,422	(1,093)
Foreign	(2,190)	(2,352)	468
	(26,007)	(5,934)	(16,026)
Total provision	$35,121	$22,736	$38,252
The foreign provision was based on foreign pre-tax earnings of $33.0 million, $45.2 million and $43.3 million in fiscal 2016, 2015 and 2014, respectively. Current foreign tax expense related to foreign tax withholdings was $6.5 million, $5.3 million and $7.7 million in fiscal 2016, 2015 and 2014, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

Deferred tax assets and liabilities at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$16,122	$17,650
Foreign tax credit carryforward	14,590	—
Research credit carryforward	6,132	5,759
Accrued bonus	13,807	5,400
Investments	619	1,042
Accrued compensation	1,328	1,834
Share-based compensation	27,203	23,741
Deferred revenue	1,467	979
Accrued lease costs	3,406	5,009
Property and equipment	3,348	3,249
Other	7,728	5,613
	95,750	70,276
Less valuation allowance	(15,145)	(13,882)
Total deferred tax assets	80,605	56,394
Deferred tax liabilities:
Intangible assets	(28,056)	(30,286)
Prepaid expense	(3,959)	(3,877)
Other	(992)	(993)
Total deferred tax liabilities	(33,007)	(35,156)
Deferred tax assets, net	$47,598	$21,238
Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2016.
As of September 30, 2016, we had available U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $20.2 million, $0.3 million, and $34.7 million, respectively. The U.S. NOLs were acquired in connection with our acquisitions of Braun in fiscal 2005, Adeptra in fiscal 2012, and Infoglide in fiscal 2013. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2020, if not utilized. The state NOL carryforward will begin to expire at various dates beginning in fiscal 2021, if not utilized. The Luxembourg NOL carryforward does not have an expiration date. The $34.7 million of foreign NOL includes $25.5 million related to China. Due to a limited ability to utilize the China NOLs a full valuation allowance has been recorded on the China NOLs, resulting in no tax benefit. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. In fiscal 2016 we generated excess foreign tax credits associated with dividends received from two of our foreign subsidiaries. The associated deferred tax asset of $14.6 million can be carried forward for up to 10 years. Management believes it is more likely than not that we will realize the benefit of this deferred tax asset and therefore no valuation allowance has been recorded to offset the future benefit of these credits. We also have available excess California state research credit of approximately $6.1 million. The California state research credit does not have an expiration date; however, based on enacted law and expected future cash taxes, we have recorded a valuation allowance of $6.1 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate (35% in fiscal 2016, 2015 and 2014) to income before provision for income taxes for fiscal 2016, 2015 and 2014 is shown below:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Income tax provision at U.S. federal statutory rate	$50,599	$38,233	$46,595
State income taxes, net of U.S. federal benefit	2,244	1,719	2,832
Foreign tax rate differential	(4,661)	(5,279)	(4,592)
Intercompany interest	(1,223)	(1,260)	(1,246)
Research credits	(4,398)	(2,104)	(302)
Domestic production deduction	(3,726)	(1,607)	(3,141)
Federal and state audit settlements	(248)	(5,806)	(5,886)
Foreign	(1,702)	(3,109)	(1,654)
Valuation allowance	1,262	1,805	3,888
Foreign Tax Credit	(3,286)	(1,296)	150
Other	260	1,440	1,608
Recorded income tax provision	$35,121	$22,736	$38,252

The increase in our effective tax rate in fiscal 2016 compared to fiscal 2015 was due primarily to the favorable settlement of the fiscal 2006-2009 state audits and the favorable settlement of the 2010 foreign transfer pricing assessment in fiscal 2015, partially offset by an increase in the foreign tax credit associated with the repatriation of income from the United Kingdom and Brazil and the Domestic Production Activities Deduction in fiscal 2016.
The decrease in our effective tax rate in fiscal 2015 compared to fiscal 2014 was due primarily to the favorable settlement of the fiscal 2006-2009 state audits, the favorable settlement of the 2010 foreign transfer pricing assessment, as well as the December 2014 reenactment of the calendar 2014 U.S. Federal Research and Development Credit, which resulted in a catch up adjustment for the R&D credit during fiscal 2015.
In fiscal 2016 and 2015, the foreign taxes consist of local country permanent items and prior years’ true ups.
As of September 30, 2016, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $45.3 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries. We intend to reinvest the earnings of its non-U.S. subsidiaries in those operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on our tax profile in the year of earnings repatriation. Accordingly, it is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2013. We concluded the audit by the California Franchise Tax Board for fiscal 2012 and 2013, and did not have any adjustments related to those audits that resulted in a material change to our consolidated financial statements. We are currently under audit by New York State and New York City for fiscal 2011, 2012 and 2013. We do not anticipate any adjustments related to those audits that will result in a material change to our consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$4,634	$4,554	$9,009
Gross increases for tax positions in prior years	1,004	1,725	2,468
Gross decreases for tax positions in prior years	(117)	(3)	(967)
Gross increases based on tax positions related to the current year	1,310	582	923
Decreases for settlements and payments	(32)	(2,224)	(6,879)
Gross unrecognized tax benefits at end of year	$6,799	$4,634	$4,554
We had $6.8 million of total unrecognized tax benefits as of September 30, 2016, including $6.0 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a reduction of the uncertain tax benefits in the next 12 months.
We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2016, we have accrued interest of $0.3 million related to the unrecognized tax benefits.
14. Stock-Based Employee Benefit Plans
Description of Stock Option and Share Plans
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we are authorized to issue equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have one other long-term incentive plan under which awards are currently outstanding: the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012. Stock option awards have a maximum term of seven years. Stock option awards and restricted stock unit awards not subject to market conditions vest ratably over three or four years. Restricted stock unit awards subject to market conditions vest annually over a period of three years based on achievement of specified criteria. At September 30, 2016, there were 3,438,986 shares available for issuance under the 2012 Plan.
Description of Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (the “Purchase Plan”), we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December. The Purchase Plan was suspended effective January 1, 2009 and employees cannot contribute to the Purchase Plan until the suspension is repealed. At September 30, 2016, there were 2,707,966 shares available for issuance.
We satisfy stock option exercises, vesting of restricted stock units and the Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and related income tax benefits
We recorded share-based compensation expense of $55.5 million, $45.3 million and $36.4 million in fiscal years 2016, 2015 and 2014, respectively. The total tax benefit related to this share-based compensation expense was $18.7 million, $16.1 million and $13.0 million in fiscal 2016, 2015 and 2014, respectively. As of September 30, 2016, there was $80.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.44 years.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

In fiscal 2016 we received $17.8 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $15.3 million.
Stock-Based Activity
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
Stock Options:
Average expected term (years)	4.83	4.18	4.04
Expected volatility (range)	35.3 - 36.4%	34.5 - 35.3%	34.6 - 35.6%
Weighted average volatility	36.0%	34.6%	35.1%
Risk-free interest rate (range)	1.21 - 1.49%	1.33 - 1.48%	0.76 - 1.16%
Average expected dividend yield	0.09%	0.14%	0.16%
Expected dividend yield (range)	0.09 - 0.10%	0.11 - 0.14%	0.16 - 0.17%
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
The following table summarizes option activity during fiscal 2016:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2015	2,024	$46.94
Granted	36	94.84
Exercised	(521)	34.25
Forfeited	(18)	50.29
Outstanding at September 30, 2016	1,521	$52.37	3.79	$109,873
Exercisable at September 30, 2016	985	$44.92	3.24	$78,461
Vested and expected to vest at September 30, 2016	1,497	$52.04	3.77	$108,573

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

The weighted average fair value of options granted were $31.06, $21.66 and $15.50 during fiscal 2016, 2015 and 2014, respectively. The aggregate intrinsic value of options outstanding at September 30, 2016 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.5 million outstanding shares, which had exercise prices lower than the $124.59 market price of our common stock at September 30, 2016. The total intrinsic value of options exercised was $41.3 million, $24.3 million and $13.8 million during fiscal 2016, 2015 and 2014, respectively, determined as of the date of exercise.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant adjusted for the expected dividend yield. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2016:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2015	1,319	$58.51
Granted	575	94.77
Released	(526)	52.47
Forfeited	(157)	69.52
Outstanding at September 30, 2016	1,211	$76.93
The weighted average fair value of the RSUs granted were $94.77, $73.93 and $56.23 during fiscal 2016, 2015 and 2014, respectively. The total intrinsic value of the RSUs that vested was $49.8 million, $38.5 million and $27.6 million during fiscal 2016, 2015 and 2014, respectively, determined as of the date of vesting.
Performance Share Units
Performance share units (“PSUs”) are granted to our senior officers and earned based on pre-established performance goals approved by the Leadership Development and Compensation Committee of our Board of Directors for any given performance period. The range of payout is zero to 200% of the number of granted PSUs, based on the outcome of the performance conditions. The fair value of the PSUs is the closing market price of our common stock on the date of grant adjusted for the expected dividend yield. We amortize the fair value on a straight-line basis over the vesting period, based on the performance condition that is probable of achievement that would result in the vesting of the most shares. The Company reassesses the probability at each reporting period and recognizes the cumulative effect of the change in estimate in the period of change. As of September 30, 2016, the Company believed the performance condition of the PSUs granted during fiscal year 2016 had been achieved at 166.77% of target value, however, the final determination has not yet been made by the Leadership Development and Compensation Committee.
The following table summarizes the PSUs activity during fiscal 2016:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2015	281	$53.70
Granted	105	91.74
Released	(156)	49.36
Outstanding at September 30, 2016	230	$73.99
The weighted average fair value of the PSUs granted were $91.74, $71.86 and $56.63 during fiscal 2016, 2015 and 2014, respectively. The total intrinsic value of the PSUs that vested was $14.0 million, $9.7 million and $4.9 million during fiscal 2016, 2015 and 2014, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total shareholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and attribute the cost separately for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not exercisable or retained by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014

Expected volatility in FICO’s stock price	24.1%	26.6%	33.9%
Expected volatility in Russell 3000 Index	12.8%	12.2%	17.3%
Correlation between FICO and the Russell 3000 Index	60.2%	55.9%	68.0%
Risk-free interest rate	1.25%	1.10%	0.68%
Average expected dividend yield	0.09%	0.14%	0.16%
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
The following table summarizes the MSUs activity during fiscal 2016:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2015	129	$88.65
Granted	114	100.63
Released	(101)	85.65
Outstanding at September 30, 2016	142	$100.40
The weighted average fair value of the MSUs granted were $100.63, $101.85 and $68.47 during fiscal 2016, 2015 and 2014, respectively. The total intrinsic value of the MSUs that vested was $9.2 million and $1.7 million during fiscal 2016 and 2015, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

15. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$109,448	$86,502	$94,879
Denominator — share:
Basic weighted-average shares	31,129	31,402	33,870
Effect of dilutive securities	1,179	1,207	994
Diluted weighted-average shares	32,308	32,609	34,864
Earnings per share:
Basic	$3.52	$2.75	$2.80
Diluted	$3.39	$2.65	$2.72
The computation of diluted EPS excludes options to purchase approximately 9,000, 138,000, and 11,000 shares of common stock for fiscal 2016, 2015 and 2014, respectively, because the exercise prices of the options exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.
16. Related Party Transactions
We have a $10 million investment in convertible preferred stock of a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenue was immaterial for the years ended September 30, 2016, 2015 and 2014. The accounts receivable balance from this company was not significant as of September 30, 2016 and 2015.
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

•
Decision Management Software (formerly“Tools”). This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our new FICO® Decision Management Suite, as well as associated professional services. These tools are available to our customers as on-premises software or through the FICO® Analytic Cloud.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

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
The following tables summarize segment information for fiscal 2016, 2015 and 2014:

	Year Ended September 30, 2016
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$328,472	$233,655	$43,792	$—	$605,919
Professional services	138,775	4,185	26,778	—	169,738
License	65,395	3,219	37,085	—	105,699
Total segment revenues	532,642	241,059	107,655	—	881,356
Segment operating expense	(364,371)	(55,975)	(111,315)	(110,612)	(642,273)
Segment operating income (loss)	$168,271	$185,084	$(3,660)	$(110,612)	$239,083
Unallocated share-based compensation expense					(55,509)
Unallocated amortization expense					(13,982)
Operating income					169,592
Unallocated interest expense, net					(26,633)
Unallocated other income, net					1,610
Income before income taxes					$144,569
Depreciation expense	$11,852	$814	$3,657	$1,328	$17,651

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

	Year Ended September 30, 2015
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$320,596	$200,426	$43,210	$—	$564,232
Professional services	124,562	2,901	24,310	—	151,773
License	81,116	3,680	37,980	—	122,776
Total segment revenues	526,274	207,007	105,500	—	838,781
Segment operating expense	(366,666)	(55,793)	(111,850)	(89,744)	(624,053)
Segment operating income (loss)	$159,608	$151,214	$(6,350)	$(89,744)	214,728
Unallocated share-based compensation expense					(45,308)
Unallocated amortization expense					(13,673)
Unallocated restructuring and acquisition-related expenses					(18,242)
Operating income					137,505
Unallocated interest expense, net					(29,150)
Unallocated other income, net					883
Income before income taxes					$109,238
Depreciation expense	$13,861	$921	$3,087	$2,347	$20,216

	Year Ended September 30, 2014
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$313,316	$178,023	$36,224	$—	$527,563
Professional services	121,100	2,784	25,950	—	149,834
License	69,840	5,662	36,086	—	111,588
Total segment revenues	504,256	186,469	98,260	—	788,985
Segment operating expense	(334,762)	(44,187)	(94,057)	(101,551)	(574,557)
Segment operating income	$169,494	$142,282	$4,203	$(101,551)	214,428
Unallocated share-based compensation expense					(36,362)
Unallocated amortization expense					(11,917)
Unallocated restructuring and acquisition-related expenses					(4,281)
Operating income					161,868
Unallocated interest expense, net					(28,550)
Unallocated other expense, net					(187)
Income before income taxes					$133,131
Depreciation expense	$14,451	$851	$2,752	$2,661	$20,715

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2016, 2015 and 2014, the majority of which were derived from the sale of products and services within the banking (including consumer credit) industry:

	Year Ended September 30,
	2016		2015		2014
	(Dollars in thousands)
Applications	$532,642	61%	$526,274	63%	$504,256	64%
Scores	241,059	27%	207,007	25%	186,469	24%
Decision Management Software	107,655	12%	105,500	12%	98,260	12%
Total	$881,356	100%	$838,781	100%	$788,985	100%
Within our Applications segment our fraud solutions accounted for 20%, 23% and 23% of total revenues in each of fiscal 2016, 2015 and 2014, respectively, and our customer management solutions accounted for 9%, 9% and 10% of total revenues, in each of these periods, respectively.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2016, 2015 and 2014:

	Year Ended September 30,
	2016		2015		2014
	(Dollars in thousands)
United States	$567,443	64%	$505,109	60%	$457,270	58%
United Kingdom	86,485	10%	93,855	11%	98,784	12%
Other countries	227,428	26%	239,817	29%	232,931	30%
Total	$881,356	100%	$838,781	100%	$788,985	100%
During fiscal 2016, 2015 and 2014, no individual customer accounted for 10% or more of our total revenues; however, we derive a substantial portion of revenues from our contracts with the three major credit reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 19%, 16% and 15% of our total revenues in fiscal 2016, 2015 and 2014, respectively. At September 30, 2016 and 2015, no individual customer accounted for 10% or more of total consolidated receivables.
Our property and equipment, net, on a geographical basis are summarized below at September 30, 2016 and 2015. At September 30, 2016 and 2015, no individual country outside the U.S. accounted for 10% or more of total consolidated net property and equipment.

	September 30,
	2016		2015
	(Dollars in thousands)
United States	$36,083	80%	$29,949	78%
International	9,039	20%	8,259	22%
Total	$45,122	100%	$38,208	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

18. Commitments
Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2016:

Year Ended September 30,	Future Minimum Lease Commitments
(In thousands)
2017	$22,069
2018	20,890
2019	17,806
2020	9,541
2021	6,004
Thereafter	13,966
Total	$90,276

Lease Commitments
The above amounts have contractual sublease commitments totaling $0.6 million from fiscal 2017 to 2019. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $17.6 million, $20.7 million and $19.4 million during fiscal 2016, 2015 and 2014, respectively.
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
Years Ended September 30, 2016, 2015 and 2014

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

21. Supplementary Financial Data (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2016. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(In thousands, except per share data)
Revenues	$235,824	$238,778	$206,678	$200,076
Cost of revenues (1)	74,298	66,384	62,298	62,193
Gross profit	161,526	172,394	144,380	137,883
Net income	$32,104	$34,987	$23,116	$19,241
Earnings per share (2):
Basic	$1.04	$1.12	$0.74	$0.62
Diluted	$1.00	$1.08	$0.72	$0.59
Shares used in computing earnings per share:
Basic	30,916	31,149	31,268	31,185
Diluted	32,221	32,313	32,262	32,436

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(In thousands, except per share data)
Revenues	$232,756	$209,366	$207,109	$189,550
Cost of revenues (1)	67,042	66,202	70,991	66,300
Gross profit	165,714	143,164	136,118	123,250
Net income	$33,319	$19,906	$18,870	$14,407
Earnings per share (2):
Basic	$1.07	$0.64	$0.60	$0.45
Diluted	$1.03	$0.62	$0.58	$0.43
Shares used in computing earnings per share:
Basic	31,214	31,118	31,335	31,936
Diluted	32,494	32,363	32,448	33,128

(1)
Cost of revenues excludes amortization expense of $1.7 million, $1.9 million, $1.9 million, $1.9 million, $1.8 million, $1.9 million, $1.9 million and $1.8 million for the quarters ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016, 2015 and 2014

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
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2016.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2016, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 14, 2017.
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
		58

Michael J. Pung	November 2010-present, Executive Vice President and Chief Financial Officer of the Company. August 2004-November 2010, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	53

Richard S. Deal	August 2007-present, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-July 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	49

Wayne Huyard	November 2014-present, Executive Vice President of Sales, Services, and Marketing of the Company. January 2014-November 2014, Consultant to the Chief Executive Officer of the Company. September 2012-November 2014, Chief Executive Officer and President, TEXbase, Inc. March 2012-May 2012, General Manager of RightNow Technologies, Oracle Corporation. July 2010-February 2012, President and Chief Operating Officer, RightNow Technologies, Inc. May 2006-May 2010, Operations and Advisory Group Executive Leadership Team Member, Cerberus Capital Management L.P.	57

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	51

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	47

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	51

Stuart C. Wells	April 2012-present, Executive Vice President, Chief Technology Officer of the Company. June 2010- April 2012, Head of Global Professional Services and Support of the Company (Consultant). February 2009-June 2010, CEO, and Chairman of the Board, ScaleMP. January 2007-January 2009, Senior Vice President and President, Avaya, Inc. April 2005-December 2006, Executive Vice President, Utility Computing, Sun Microsystems.	60
The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 14, 2017.

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
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 14, 2017.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for 2016,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 14, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 14, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 14, 2017.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 14, 2017.

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

3.2
Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689))

10.1
Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2008 (file no. 001-11689))

10.2
Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010 (file no. 001-11689))

10.3
Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 (file no. 001-11689)) (1)

10.4
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)

10.5
Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2008 (file no. 001-11689)) (1)

10.6
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)

10.7
Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended September 30, 2006 (file no. 001-11689)) (1)

10.8
Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689)) (1)

10.9
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002 (file no. 001-11689)) (1)

10.10	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.11
Form of Amendment to Management Agreement entered into with certain of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2014) (1)

10.12
Form of Amendment to Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)

10.13
Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689)) (1)

10.14	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.15	Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.16	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.17
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

10.19	Letter Agreement dated November 5, 2014 by and between the Company and Wayne Huyard. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2014.) (1)

10.20
Form of Amendment to Letter Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)

10.21
Fair Isaac Corporation 2012 Long-Term Incentive Plan, as amended through February 24, 2016. (Incorporated by reference to Exhibit A of the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, filed with the SEC on January 20, 2016.) (1)

10.22
Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.23
Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.24
Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.25
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.26
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.27
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.28
Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.29
Form of Performance Share Unit Award Agreement (fiscal 2013 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.30
Form of Performance Share Unit Award Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)

10.31
Form of Performance Share Unit Award Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended September 30, 2015.) (1)

10.32
Form of Performance Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)

10.33
Form of Market Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)

10.34
Form of Market Share Unit Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended September 30, 2015.) (1)

10.35
Form of Market Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)

10.36
Amended and Restated Credit Agreement dated December 31, 2014 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2014.)

10.37
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
DATE: November 10, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 10, 2016
William J. Lansing

/s/ MICHAEL J. PUNG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 10, 2016
Michael J. Pung

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 10, 2016
Michael S. Leonard

/s/ A. GEORGE BATTLE	Director	November 10, 2016
A. George Battle

/s/ MARK W. BEGOR	Director	November 10, 2016
Mark W. Begor

/s/ GREG R. GIANFORTE	Director	November 10, 2016
Greg R. Gianforte

/s/ BRADEN R. KELLY	Director	November 10, 2016
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 10, 2016
James D. Kirsner

/s/ MARC F. MCMORRIS	Director	November 10, 2016
Marc F. McMorris

/s/ JOANNA REES	Director	November 10, 2016
Joanna Rees

/s/ DAVID A. REY	Director	November 10, 2016
David A. Rey

EXHIBIT INDEX
To Fair Isaac Corporation
Annual Report On Form 10-K For The Fiscal Year Ended September 30, 2016

Exhibit Number	Description
3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689))	Incorporated by Reference

3.2
Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689))
Incorporated by Reference

10.1
Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2008 (file no. 001-11689))
Incorporated by Reference

10.2
Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010 (file no. 001-11689))
Incorporated by Reference

10.3
Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 (file no. 001-11689)) (1)
Incorporated by Reference

10.4
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)
Incorporated by Reference

10.5
Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2008 (file no. 001-11689)) (1)
Incorporated by Reference

10.6
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)
Incorporated by Reference

10.7
Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended September 30, 2006 (file no. 001-11689)) (1)
Incorporated by Reference

10.8
Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689)) (1)
Incorporated by Reference

10.9
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002 (file no. 001-11689)) (1)
Incorporated by Reference

10.10	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012.) (1)	Incorporated by Reference

10.11
Form of Amendment to Management Agreement entered into with certain of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2014) (1)
Incorporated by Reference

10.12
Form of Amendment to Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.)
Incorporated by Reference

10.13
Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689)) (1)
Incorporated by Reference

10.14	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)	Incorporated by Reference

10.15	Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012.) (1)	Incorporated by Reference

10.16	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)	Incorporated by Reference

10.17
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
Incorporated by Reference

10.19	Letter Agreement dated November 5, 2014 by and between the Company and Wayne Huyard. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2014.) (1)	Incorporated by Reference

10.20
Form of Amendment to Letter Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)
Incorporated by Reference

10.21
Fair Isaac Corporation 2012 Long-Term Incentive Plan, as amended through February 24, 2016. (Incorporated by reference to Exhibit A of the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, filed with the SEC on January 20, 2016.) (1)
Incorporated by Reference

10.22
Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.23
Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.24
Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.25
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.26
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.27
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.28
Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)
Incorporated by Reference

10.29
Form of Performance Share Unit Award Agreement (fiscal 2013 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)
Incorporated by Reference

10.30
Form of Performance Share Unit Award Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)
Incorporated by Reference

10.31
Form of Performance Share Unit Award Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended September 30, 2015.) (1)
Incorporated by Reference

10.32
Form of Performance Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)
Incorporated by Reference

10.33
Form of Market Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)
Incorporated by Reference

10.34
Form of Market Share Unit Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended September 30, 2015.) (1)
Incorporated by Reference

10.35
Form of Market Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)
Incorporated by Reference

10.36
Amended and Restated Credit Agreement dated December 31, 2014 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2014.)
Incorporated by Reference

10.37
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