Form 10-Q
period 2016-12-31
FAIR ISAAC CORP
filed 2017-01-31
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on January 20, 2017 was 31,058,994 (excluding 57,797,789 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2016	September 30, 2016
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$88,101	$75,926
Accounts receivable, net	155,714	167,786
Prepaid expenses and other current assets	40,929	23,926
Total current assets	284,744	267,638
Marketable securities available for sale	12,262	11,016
Other investments	10,920	10,920
Property and equipment, net	43,959	45,122
Goodwill	789,602	798,415
Intangible assets, net	29,328	33,619
Deferred income taxes	47,798	47,598
Other assets	5,785	6,348
Total assets	$1,224,398	$1,220,676
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,417	$22,952
Accrued compensation and employee benefits	41,506	71,216
Other accrued liabilities	26,327	27,780
Deferred revenue	57,465	47,129
Current maturities on debt	102,000	77,000
Total current liabilities	249,715	246,077
Long-term debt	518,672	493,624
Other liabilities	34,105	34,147
Total liabilities	802,492	773,848
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 31,157 and 30,935 shares outstanding at December 31, 2016 and September 30, 2016, respectively)	312	309
Paid-in-capital	1,149,832	1,185,076
Treasury stock, at cost (57,700 and 57,922 shares at December 31, 2016 and September 30, 2016, respectively)	(2,149,377)	(2,136,760)
Retained earnings	1,512,497	1,475,214
Accumulated other comprehensive loss	(91,358)	(77,011)
Total stockholders’ equity	421,906	446,828
Total liabilities and stockholders’ equity	$1,224,398	$1,220,676

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2016	2015
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$153,660	$147,072
Professional services	43,543	34,152
License	22,397	18,852
Total revenues	219,600	200,076
Operating expenses:
Cost of revenues *	69,997	62,193
Research and development	26,142	24,631
Selling, general and administrative *	85,214	78,838
Amortization of intangible assets *	3,320	3,580
Total operating expenses	184,673	169,242
Operating income	34,927	30,834
Interest expense, net	(6,172)	(6,724)
Other expense, net	(100)	(334)
Income before income taxes	28,655	23,776
Provision for income taxes	(9,246)	4,535
Net income	37,901	19,241
Other comprehensive loss:
Foreign currency translation adjustments	(14,347)	(6,119)
Comprehensive income	$23,554	$13,122
Earnings per share:
Basic	$1.22	$0.62
Diluted	$1.16	$0.59
Shares used in computing earnings per share:
Basic	30,989	31,185
Diluted	32,536	32,436

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2016	30,935	$309	$1,185,076	$(2,136,760)	$1,475,214	$(77,011)	$446,828
Share-based compensation	—	—	14,519	—	—	—	14,519
Issuance of treasury stock under employee stock plans	480	5	(49,763)	17,823	—	—	(31,935)
Repurchases of common stock	(258)	(2)	—	(30,440)	—	—	(30,442)
Dividends paid	—	—	—	—	(618)	—	(618)
Net income	—	—	—	—	37,901	—	37,901
Foreign currency translation adjustments	—	—	—	—	—	(14,347)	(14,347)
Balance at December 31, 2016	31,157	$312	$1,149,832	$(2,149,377)	$1,512,497	$(91,358)	$421,906
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$37,901	$19,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,058	7,441
Share-based compensation	14,519	14,700
Deferred income taxes	—	5,986
Tax effect from share-based payment arrangements	—	9,615
Provision for doubtful accounts, net	463	438
Changes in operating assets and liabilities:
Accounts receivable	8,253	18,005
Prepaid expenses and other assets	(16,876)	(14,807)
Accounts payable	(725)	2,022
Accrued compensation and employee benefits	(29,030)	(16,381)
Other liabilities	(2,091)	(2,438)
Deferred revenue	11,506	6,807
Net cash provided by operating activities	32,978	50,629
Cash flows from investing activities:
Purchases of property and equipment	(4,319)	(4,294)
Net cash used in investing activities	(4,319)	(4,294)
Cash flows from financing activities:
Proceeds from revolving line of credit	60,000	26,000
Payments on revolving line of credit	(10,000)	(15,000)
Proceeds from issuance of treasury stock under employee stock plans	3,663	1,199
Taxes paid related to net share settlement of equity awards	(35,598)	(24,462)
Dividends paid	(618)	(622)
Repurchases of common stock	(30,442)	(28,382)
Net cash used in financing activities	(12,995)	(41,267)
Effect of exchange rate changes on cash	(3,489)	(478)
Increase in cash and cash equivalents	12,175	4,590
Cash and cash equivalents, beginning of period	75,926	86,120
Cash and cash equivalents, end of period	$88,101	$90,710
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$7,463	$4,364
Cash paid for interest	$5,851	$5,823
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$3,816	$267

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
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2016. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective October 1, 2016, we early adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, we recognized $17.3 million of excess tax benefits related to share-based payments in our provision for income taxes for the quarter ended December 31, 2016. These items were historically recorded as additional paid-in capital. We elected to apply the change retrospectively in presentation to our condensed consolidated statements of cash flows and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows, which resulted in increases to both net cash provided by operating activities and net cash used in financing activities of $10.1 million for the quarter ended December 31, 2015. Our adoption of ASU 2016-09 also impacted the calculation of diluted weighted-average shares under the treasury stock method as we no longer increase or decrease the assumed proceeds from an employee vesting in, or exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital. For the quarter ended December 31, 2016, the impact was immaterial. Given our historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU 2016-09. Furthermore, we elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each period.

Effective October 1, 2016, we retrospectively adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption, at December 31, 2016, the amount of debt issuance costs reflected as a deduction of long-term debt was $0.3 million. At September 30, 2016, the amount of debt issuance costs reclassified from other assets to a deduction of long-term debt was $0.4 million.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our consolidated financial statements.
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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2016 and September 30, 2016.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2016 and September 30, 2016.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2016 and September 30, 2016:

December 31, 2016	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2016
	(In thousands)
Assets:
Cash equivalents (1)	$441	$441
Marketable securities (2)	12,262	12,262
Total	$12,703	$12,703

September 30, 2016	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2016
	(In thousands)
Assets:
Cash equivalents (1)	$440	$440
Marketable securities (2)	11,016	11,016
Total	$11,456	$11,456

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at December 31, 2016 and September 30, 2016. Not included in these tables are cash deposits of $87.7 million and $75.5 million at December 31, 2016 and September 30, 2016, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at December 31, 2016 and September 30, 2016.

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

3. Derivative Financial Instruments
We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign-currency-denominated receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their respective functional currencies. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound and Euro.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2016 and September 30, 2016:

	December 31, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	6,250	$6,603	$—
Buy foreign currency:
British pound (GBP)	GBP	3,451	$4,250	$—

	September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	$—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	$—
The foreign currency forward contracts were entered into on December 31, 2016 and September 30, 2016, respectively; therefore, their fair value was $0 on each of these dates.
Losses on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other expenses, net, and consisted of the following:

	Quarter Ended December 31,
	2016	2015
	(In thousands)
Losses on foreign currency forward contracts	$560	$299

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended December 31,
	2016	2015
	(In thousands)
Cost of revenues	$1,686	$1,907
Selling, general and administrative expenses	1,634	1,673
	$3,320	$3,580

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $147.1 million and $149.4 million as of December 31, 2016 and September 30, 2016, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2016, was as follows (in thousands):

Year Ended September 30,
2017 (excluding the quarter ended December 31, 2016)	$9,146
2018	6,174
2019	5,662
2020	3,527
2021	2,372
Thereafter	2,447
$29,328
The following table summarizes changes to goodwill during the quarter ended December 31, 2016, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2016	$582,720	$146,648	$69,047	$798,415
Foreign currency translation adjustment	(8,165)	—	(648)	(8,813)
Balance at December 31, 2016	$574,555	$146,648	$68,399	$789,602
5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
	(In thousands)
Property and equipment	$130,029	$126,760
Less: accumulated depreciation and amortization	(86,070)	(81,638)
	$43,959	$45,122

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2016, we had $305.0 million in borrowings outstanding at a weighted average interest rate of 1.850%, of which $275.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of December 31, 2016.
7. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.4% and the weighted average maturity is 8.7 years. The Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The purchase agreements for the Senior Notes also contain certain covenants typical of unsecured facilities. As of December 31, 2016, we were in compliance with all financial covenants.
The following table presents the carrying amounts and fair values for the Senior Notes at December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts (1)	Fair Value (1)
	(In thousands)
The 2008 Senior Notes	$131,000	$138,035	$131,000	$139,902
The 2010 Senior Notes	185,000	192,295	185,000	195,715
Debt issuance costs	(328)	(328)	(376)	(376)
Total	$315,672	$330,002	$315,624	$335,241
(1) Balances as of September 30, 2016 have been recast as a result of the adoption of ASU 2015-03, to present debt issuance costs of $0.4 million as a direct deduction from the carrying amount of the Senior Notes.
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
8. Restructuring Expenses
The following table summarizes our restructuring accruals related to certain FICO facility closures. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. The balance for all the facilities charges will be paid by the end of our fiscal 2020.

	Accrual at	Cash Payments	Accrual at
	September 30, 2016		December 31, 2016
	(In thousands)
Facilities charges	$9,233	$(672)	$8,561
Less: current portion	(4,266)		(4,144)
Non-current	$4,967		$4,417
9. Income Taxes
Effective Tax Rate
The effective income tax rate was (32.3)% and 19.1% during the quarters ended December 31, 2016 and 2015, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the quarter ended December 31, 2016 was significantly impacted by the recording of excess tax benefits relating to stock awards that vested in December 2016. As a result of the adoption of ASU 2016-09 on October 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $17.3 million for the quarter ended December 31, 2016. We also anticipate the potential for increased periodic volatility in future effective tax rates as the impact of the continued application of ASU 2016-09 is dependent upon our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date and the exercise behavior of our stock option holders.
The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $7.1 million and $6.8 million at December 31, 2016 and September 30, 2016, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.4 million and $0.3 million, related to unrecognized tax benefits as of December 31, 2016 and September 30, 2016, respectively.
10. Share-Based Payments
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we grant equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have one other long-term incentive plan under which awards are currently outstanding: the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012. Stock option awards have a maximum term of seven years. In general, stock option awards and restricted stock unit awards not subject to market conditions vest ratably over three or four years. Restricted stock unit awards subject to market conditions vest annually over a period of three years based on the achievement of specified criteria.
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2016:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2016	1,521	$52.37
Exercised	(100)	36.52
Outstanding at December 31, 2016	1,421	$53.49	3.64	$93,412
Exercisable at December 31, 2016	1,131	$48.42	3.30	$80,056
Vested and expected to vest at December 31, 2016	1,403	$53.22	3.62	$92,598

Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2016:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2016	1,211	$76.93
Granted	401	121.25
Released	(371)	65.16
Forfeited	(7)	87.13
Outstanding at December 31, 2016	1,234	$94.82
Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2016:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2016	230	$73.99
Granted	63	121.30
Released	(136)	65.24
Outstanding at December 31, 2016	157	$100.58

Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2016:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2016	142	$100.40
Granted	155	108.09
Released	(166)	89.09
Outstanding at December 31, 2016	131	$123.82

11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2016 and 2015:

	Quarter Ended December 31,
	2016	2015
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$37,901	$19,241
Denominator - share:
Basic weighted-average shares	30,989	31,185
Effect of dilutive securities	1,547	1,251
Diluted weighted-average shares	32,536	32,436
Earnings per share:
Basic	$1.22	$0.62
Diluted	$1.16	$0.59
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were no options excluded for the quarter ended December 31, 2016. There were approximately 15,000 options excluded for the quarter ended December 31, 2015.
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

•
Decision Management Software. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our new FICO® Decision Management Suite, as well as associated professional services. These tools are available to our customers as on-premises software or through the FICO® Analytic Cloud.

Our Chief Executive Officer evaluates segment financial performance based on segment revenues and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel and depreciation. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate broad-based incentive expense, share-based compensation expense, restructuring expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets, nor capital expenditures where depreciation amounts are allocated to the segments from their internal cost centers as described above.

The following tables summarize segment information for the quarters ended December 31, 2016 and 2015:

	Quarter Ended December 31, 2016
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$84,881	$58,252	$10,527	$—	$153,660
Professional services	34,341	521	8,681	—	43,543
License	15,543	609	6,245	—	22,397
Total segment revenues	134,765	59,382	25,453	—	219,600
Segment operating expense	(99,797)	(13,319)	(29,085)	(24,633)	(166,834)
Segment operating income (loss)	$34,968	$46,063	$(3,632)	$(24,633)	52,766
Unallocated share-based compensation expense					(14,519)
Unallocated amortization expense					(3,320)
Operating income					34,927
Unallocated interest expense, net					(6,172)
Unallocated other expense, net					(100)
Income before income taxes					$28,655
Depreciation expense	$3,868	$266	$1,126	$349	$5,609

	Quarter Ended December 31, 2015
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$80,983	$55,217	$10,872	$—	$147,072
Professional services	27,126	748	6,278	—	34,152
License	12,032	37	6,783	—	18,852
Total segment revenues	120,141	56,002	23,933	—	200,076
Segment operating expense	(87,437)	(14,169)	(25,294)	(24,062)	(150,962)
Segment operating income (loss)	$32,704	$41,833	$(1,361)	$(24,062)	49,114
Unallocated share-based compensation expense					(14,700)
Unallocated amortization expense					(3,580)
Operating income					30,834
Unallocated interest expense, net					(6,724)
Unallocated other expense, net					(334)
Income before income taxes					$23,776
Depreciation expense	$2,744	$177	$635	$305	$3,861

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by us in fiscal 2017.
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
We derive a significant portion of our revenues from clients outside the United States. International revenues accounted for 34% and 33% of total consolidated revenues for the quarters ended December 31, 2016 and 2015, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 74% and 76% of our revenues were derived from within this industry during the quarters ended December 31, 2016 and 2015, respectively. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for approximately 70% and 74% of our revenues during the quarters ended December 31, 2016 and 2015, respectively.

For our Scores segment, we continue to drive growth in both revenue and operating margin with our industry leading business-to-business FICO® Scores expanding further into the larger, faster growing U.S. consumer market. Scores Revenue for the quarter ended December 31, 2016 increased 6% to $59.4 million from $56.0 million during the quarter ended December 31, 2015, and Scores operating income increased 10% to $46.1 million from $41.8 million during the quarter ended December 31, 2015. For our Applications and Decision Management Software segments, we continue to expand our investments in sales distributions and go-to-market. As a result, our bookings increased 31% for Decision Management Software and 11% for Applications quarter over quarter. We also began to broaden our investment into product delivery, support and infrastructure operations, which was a primary driver for the quarter-over-quarter increase in our operating loss for the Decision Management Software segment.

Operating income for the quarter ended December 31, 2016 was $34.9 million, an increase of 13% from $30.8 million for the quarter ended December 31, 2015, while the operating margin remained 15%. Net margin increased from 10% to 17% quarter over quarter, a 79% increase, primarily driven by our adoption of ASU 2016-09 effective October 1, 2016, as further described in Notes 1 and 10 of the Condensed Consolidated Financial Statements.

We continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter ended December 31, 2016, we repurchased approximately 0.3 million shares at a total repurchase price of $30.4 million. As of December 31, 2016, we had $199.6 million remaining under our current stock repurchase program.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended December 31, 2016	$96.4	21%	13	27
Quarter Ended December 31, 2015	$86.4	26%	10	24

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.
Transactional and maintenance bookings were 30% and 27% of total bookings for the quarters ended December 31, 2016 and 2015, respectively. Professional services bookings were 55% and 52% of total bookings for the quarters ended December 31, 2016 and 2015, respectively. License bookings were 15% and 21% of total bookings for the quarters ended December 31, 2016 and 2015, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2016 and 2015:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period	Period-to-Period Percentage
Segment	2016	2015	2016	2015	Change	Change
	(In thousands)				(In thousands)
Applications	$134,765	$120,141	61%	60%	$14,624	12%
Scores	59,382	56,002	27%	28%	3,380	6%
Decision Management Software	25,453	23,933	12%	12%	1,520	6%
Total	$219,600	$200,076	100%	100%	19,524	10%

Applications

	Quarter Ended December 31,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$84,881	$80,983	$3,898	5%
Professional services	34,341	27,126	7,215	27%
License	15,543	12,032	3,511	29%
Total	$134,765	$120,141	14,624	12%
Applications segment revenues increased $14.6 million primarily due to a $6.1 million increase in our fraud solutions, a $5.9 million increase in our originations solutions, and a $3.0 million increase in our customer communications services. The increase in fraud solutions was primarily attributable to an increase in license revenue mainly driven by one large multi-year license transaction. The increase in originations solutions was primarily attributable to an increase in services and transactional revenue. The increase in customer communication services was primarily attributable to an increase in transactional revenues as a result of our growth in the mobile communication market.

Scores

	Quarter Ended December 31,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$58,252	$55,217	$3,035	5%
Professional services	521	748	(227)	(30)%
License	609	37	572	1,546%
Total	$59,382	$56,002	3,380	6%
Scores segment revenues increased $3.4 million due to an increase of $2.8 million in our business-to-business scores revenue and $0.6 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to an increase in our transactional scores driven by new originations, account management and prescreen. The increase in business-to-consumer services was primarily attributable to an increase in direct sales generated from the myFICO.com website.
During the quarters ended December 31, 2016 and 2015, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 18% and 19%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.

Decision Management Software

	Quarter Ended December 31,		Period-to-	Period-to- Period Percentage
	2016	2015	Period Change	Change
	(In thousands)		(In thousands)
Transactional and maintenance	$10,527	$10,872	$(345)	(3)%
Professional services	8,681	6,278	2,403	38%
License	6,245	6,783	(538)	(8)%
Total	$25,453	$23,933	1,520	6%
Decision Management Software segment revenues increased $1.5 million primarily attributable to an increase in services revenue, partially offset by a decrease in license and maintenance.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2016 and 2015:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-	Period-to- Period Percentage
	2016	2015	2016	2015	Period Change	Change
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$219,600	$200,076	100%	100%	$19,524	10%
Operating expenses:
Cost of revenues	69,997	62,193	32%	31%	7,804	13%
Research and development	26,142	24,631	12%	12%	1,511	6%
Selling, general and administrative	85,214	78,838	39%	40%	6,376	8%
Amortization of intangible assets	3,320	3,580	1%	2%	(260)	(7)%
Total operating expenses	184,673	169,242	84%	85%	15,431	9%
Operating income	34,927	30,834	16%	15%	4,093	13%
Interest expense, net	(6,172)	(6,724)	(3)%	(3)%	552	(8)%
Other expense, net	(100)	(334)	—%	—%	234	(70)%
Income before income taxes	28,655	23,776	13%	12%	4,879	21%
Provision for income taxes	(9,246)	4,535	(4)%	2%	(13,781)	(304)%
Net income	$37,901	$19,241	17%	10%	18,660	97%
Number of employees at quarter end	3,167	2,778			389	14%
Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
Cost of revenues as a percentage of revenues increased to 32% during the quarter ended December 31, 2016 from 31% during the quarter ended December 31, 2015. The $7.8 million increase was primarily attributable to a $4.5 million increase in personnel and labor costs, and a $2.7 million increase in allocated facilities and infrastructure costs. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost driven by higher services revenue, as well as an increase in salaries and benefit costs as a result of our increased headcount. The increase in allocated facilities and infrastructure costs was primarily attributable to increased resource requirement due to our expanded investment in product delivery, support and infrastructure operations.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with or slightly higher than those incurred during the quarter ended December 31, 2016.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Tools products.
Research and development expenses increased $1.5 million to $26.1 million during the quarter ended December 31, 2016 from $24.6 million during the quarter ended December 31, 2015. The increase was primarily attributable to an increase in personnel and labor cost driven by our increased headcount. Research and development expenses as a percentage of revenues was 12% during the quarter ended December 31, 2016, consistent with those incurred during the quarter ended December 31, 2015.

Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2016.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses increased $6.4 million to $85.2 million during the quarter ended December 31, 2016 from $78.8 million during the quarter ended December 31, 2015, primarily driven by our continued investment in sales distribution and go-to-market. Selling, general and administrative expenses as a percentage of revenues was 39% during the quarter ended December 31, 2016, materially consistent with those incurred during the quarter ended December 31, 2015.
Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended December 31, 2016.
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
Amortization expense for the quarter ended December 31, 2016 was $3.3 million. Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended December 31, 2016.
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
The quarter over quarter decrease in interest expense of $0.6 million was primarily attributable to the $60.0 million principal payment in July 2016 on the senior notes issued in July 2010 resulting in lower average debt balance for the quarter ended December 31, 2016, partially offset by a higher average balance on our revolving line of credit.
Over the next several quarters we expect net interest expense will be consistent with or lower than the net interest expense incurred during the quarter ended December 31, 2016 due to the $72.0 million principal payment scheduled to occur in July 2017 on the senior notes issued in July 2010.
Other Expense, Net
Other expense, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.

Provision for Income Taxes
The effective income tax rate was (32.3)% and 19.1% during the quarters ended December 31, 2016 and 2015, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the quarter ended December 31, 2016 was significantly impacted by the recording of excess tax benefits relating to stock awards that vested in December 2016. As a result of the adoption of ASU 2016-09 on October 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $17.3 million for the quarter ended December 31, 2016. We also anticipate the potential for increased periodic volatility in future effective tax rates as the impact of the continued application of ASU 2016-09 is dependent upon our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date and the exercise behavior of the our stock option holders.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2016 and 2015:

	Quarter Ended December 31,		Period-to-Period	Period-to-Period Percentage
Segment	2016	2015	Change	Change
	(In thousands)		(In thousands)
Applications	$34,968	$32,704	$2,264	7%
Scores	46,063	41,833	4,230	10%
Decision Management Software	(3,632)	(1,361)	(2,271)	167%
Corporate expenses	(24,633)	(24,062)	(571)	2%
Total segment operating income	52,766	49,114	3,652	7%
Unallocated share-based compensation	(14,519)	(14,700)	181	(1)%
Unallocated amortization expense	(3,320)	(3,580)	260	(7)%
Operating income	$34,927	$30,834	4,093	13%
Applications

	Quarter Ended December 31,		Percentage of Revenues
	2016	2015	2016	2015
	(In thousands)
Segment revenues	$134,765	$120,141	100%	100%
Segment operating expense	(99,797)	(87,437)	(74)%	(73)%
Segment operating income	$34,968	$32,704	26%	27%

Scores

	Quarter Ended December 31,		Percentage of Revenues
	2016	2015	2016	2015
	(In thousands)
Segment revenues	$59,382	$56,002	100%	100%
Segment operating expense	(13,319)	(14,169)	(22)%	(25)%
Segment operating income	$46,063	$41,833	78%	75%

Decision Management Software

	Quarter Ended December 31,		Percentage of Revenues
	2016	2015	2016	2015
	(In thousands)
Segment revenues	$25,453	$23,933	100%	100%
Segment operating expense	(29,085)	(25,294)	(114)%	(106)%
Segment operating loss	$(3,632)	$(1,361)	(14)%	(6)%
The quarter over quarter $4.1 million increase in operating income was attributable to a $19.5 million increase in segment revenues, a $0.3 million decrease in amortization cost, and a $0.2 million decrease in share-based compensation cost, partially offset by a $15.3 million increase in segment operating expenses and a $0.6 million increase in corporate expenses.
At the segment level, the quarter over quarter $3.6 million increase in segment operating income was the result of a $4.2 million increase in our Scores segment operating income and a $2.3 million increase in our Applications segment operating income, partially offset by a $2.3 million increase in our Decision Management Software segment operating loss and a $0.6 million increase in corporate expense.
The quarter over quarter $2.3 million increase in Applications segment operating income was due to a $14.6 million increase in segment revenues, partially offset by a $12.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications was 26%, materially consistent with the quarter ended December 31, 2015.
The quarter over quarter $4.2 million increase in Scores segment operating income was due to a $3.4 million increase in segment revenue and a $0.8 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 78% from 75% primarily due to a decrease in sales related expenses.
The quarter over quarter $2.3 million increase in Decision Management Software segment operating loss was due to a $3.8 million increase in segment operating expenses, partially offset by a $1.5 million increase in segment revenue. Segment operating margin for Decision Management Software decreased to a negative 14% from a negative 6% primarily due to our continued investment in sales distribution, an increase in services delivery cost driven by increased professional services revenue, as well as our expanded investment in cloud infrastructure operations.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2016, we had $88.1 million in cash and cash equivalents which included $67.0 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $72.0 million principal payment due in July 2017 on our senior notes issued in July 2010. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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

Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period
	2016	2015	Change
	(In thousands)
Cash provided by (used in):
Operating activities	$32,978	$50,629	$(17,651)
Investing activities	(4,319)	(4,294)	(25)
Financing activities	(12,995)	(41,267)	28,272
Effect of exchange rate changes on cash	(3,489)	(478)	(3,011)
Increase in cash and cash equivalents	$12,175	$4,590	7,585

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $33.0 million during the quarter ended December 31, 2016 from $50.6 million during the quarter ended December 31, 2015. The $17.6 million decrease was mainly attributable to a $20.0 million increase in payment associated with our accrued incentive from prior year.
Cash Flows from Investing Activities
Net cash used in investing activities was $4.3 million for the quarter ended December 31, 2016, materially consistent with the quarter ended December 31, 2015.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $13.0 million for the quarter ended December 31, 2016 from $41.3 million for the quarter ended December 31, 2015. The $28.3 million decrease was due to a $39.0 million increase in proceeds, net of payments, from our revolving line of credit, and a $2.5 million increase in proceeds from stock options exercise, partially offset by an $11.1 million increase in taxes paid related to net share settlement of equity awards, and a $2.1 million increase in repurchases of common stock.
Repurchases of Common Stock
In July 2016, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. Pursuant to this program, we repurchased 258,176 shares of our common stock at a total repurchase price of $30.4 million during the quarter ended December 31, 2016. We had $199.6 million remaining under the July 2016 authorization as of December 31, 2016.
Dividends
During the quarter ended December 31, 2016, we paid a quarterly dividend of $0.02 per common share. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.

Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2016, we had $305.0 million in borrowings outstanding at a weighted average interest rate of 1.850% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.4% and the weighted average maturity is 8.7 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of December 31, 2016, the carrying value of the Senior Notes was $315.7 million and we were in compliance with all financial covenants under these facilities.
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
For fiscal 2016 and 2015, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis in fiscal 2016 or 2015. For fiscal 2014, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment. There was a substantial excess of fair value over carrying value for each of our reporting units and we determined goodwill was not impaired for any of our reporting units.
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

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective October 1, 2016, we early adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, we recognized $17.3 million of excess tax benefits related to share-based payments in our provision for income taxes for the quarter ended December 31, 2016. These items were historically recorded as additional paid-in capital. We elected to apply the change retrospectively in presentation to our condensed consolidated statements of cash flows and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows, which resulted in increases to both net cash provided by operating activities and net cash used in financing activities of $10.1 million for the quarter ended December 31, 2015. Our adoption of ASU 2016-09 also impacted the calculation of diluted weighted-average shares under the treasury stock method as we no longer increase or decrease the assumed proceeds from an employee vesting in, or exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital. For the quarter ended December 31, 2016, the impact was immaterial. Given our historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU 2016-09. Furthermore, we elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each period.
Effective October 1, 2016, we retrospectively adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption, at December 31, 2016, the amount of debt issuance costs reflected as a deduction of long-term debt was $0.3 million. At September 30, 2016, the amount of debt issuance costs reclassified from other assets to a deduction of long-term debt was $0.4 million.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our consolidated financial statements.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2016 and September 30, 2016:

	December 31, 2016			September 30, 2016
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$88,101	$88,101	0.10%	$75,926	$75,926	0.17%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$131,000	$138,035	$131,000	$139,902
The 2010 Senior Notes	185,000	192,295	185,000	195,715
Debt issuance costs	(328)	(328)	(376)	(376)
Total	$315,672	$330,002	$315,624	$335,241
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $305.0 million in borrowings outstanding at a weighted average interest rate of 1.850% under the credit facility as of December 31, 2016.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2016 and September 30, 2016:

	December 31, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	6,250	$6,603	$—
Buy foreign currency:
British pound (GBP)	GBP	3,451	$4,250	$—

	September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	$—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	$—
The foreign currency forward contracts were entered into on December 31, 2016 and September 30, 2016, respectively; therefore, their fair value was $0 on each of these dates.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2016 through October 31, 2016	40,076	$119.79	38,176	$225,429,163
November 1, 2016 through November 30, 2016	98,481	$115.40	90,000	$215,032,830
December 1, 2016 through December 31, 2016	412,955	$120.78	130,000	$199,558,926
	551,512	$119.74	258,176	$199,558,926

(1)	Includes 293,336 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2016.

(2)
In July 2016, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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

10.1
Fair Isaac Corporation 2012 Long-Term Incentive Plan, as amended through December 8, 2016. (Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, filed with the SEC on January 11, 2017).

10.2 *	Form of Employee Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.

10.3*	Form of Employee Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.

10.4*	Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.

10.5*	Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.

10.6*	Form of Employee Non Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan.

10.7*	Form of Employee Non Statutory Stock Option Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan.

10.8*	Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan.

10.9*	Form of Employee Restricted Stock Unit Award Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan.

10.10*	Form of Performance Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan.

10.11*	Form of Market Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan.

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	January 31, 2017

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 31, 2017

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended December 31, 2016

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation.	Incorporated by Reference

10.1
Fair Isaac Corporation 2012 Long-Term Incentive Plan, as amended through December 8, 2016. (Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, filed with the SEC on January 11, 2017).
Incorporated by Reference

10.2	Form of Employee Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.3	Form of Employee Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.4	Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.5	Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.6	Form of Employee Non Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.7	Form of Employee Non Statutory Stock Option Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.8	Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.9	Form of Employee Restricted Stock Unit Award Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.10	Form of Performance Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.11	Form of Market Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.