Form 10-Q
period 2017-03-31
FAIR ISAAC CORP
filed 2017-04-27
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares of common stock outstanding on April 14, 2017 was 30,965,124 (excluding 57,891,659 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	September 30, 2016
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$115,848	$75,926
Accounts receivable, net	141,394	167,786
Prepaid expenses and other current assets	51,987	23,926
Total current assets	309,229	267,638
Marketable securities available for sale	12,224	11,016
Other investments	10,920	10,920
Property and equipment, net	42,728	45,122
Goodwill	792,420	798,415
Intangible assets, net	26,311	33,619
Deferred income taxes	47,761	47,598
Other assets	5,475	6,348
Total assets	$1,247,068	$1,220,676
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,692	$22,952
Accrued compensation and employee benefits	48,154	71,216
Other accrued liabilities	25,527	27,780
Deferred revenue	64,906	47,129
Current maturities on debt	107,000	77,000
Total current liabilities	264,279	246,077
Long-term debt	518,720	493,624
Other liabilities	36,968	34,147
Total liabilities	819,967	773,848
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 30,962 and 30,935 shares outstanding at March 31, 2017 and September 30, 2016, respectively)	310	309
Paid-in-capital	1,162,936	1,185,076
Treasury stock, at cost (57,895 and 57,922 shares at March 31, 2017 and September 30, 2016, respectively)	(2,187,837)	(2,136,760)
Retained earnings	1,536,961	1,475,214
Accumulated other comprehensive loss	(85,269)	(77,011)
Total stockholders’ equity	427,101	446,828
Total liabilities and stockholders’ equity	$1,247,068	$1,220,676

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$161,249	$150,743	$314,909	$297,815
Professional services	41,284	39,342	84,827	73,494
License	25,845	16,593	48,242	35,445
Total revenues	228,378	206,678	447,978	406,754
Operating expenses:
Cost of revenues *	72,131	62,298	142,128	124,491
Research and development	26,663	24,848	52,805	49,479
Selling, general and administrative *	86,231	77,501	171,445	156,339
Amortization of intangible assets *	3,312	3,507	6,632	7,087
Total operating expenses	188,337	168,154	373,010	337,396
Operating income	40,041	38,524	74,968	69,358
Interest expense, net	(6,578)	(6,815)	(12,750)	(13,539)
Other income (expense), net	(327)	435	(427)	101
Income before income taxes	33,136	32,144	61,791	55,920
Provision for income taxes	8,052	9,028	(1,194)	13,563
Net income	25,084	23,116	62,985	42,357
Other comprehensive income (loss):
Foreign currency translation adjustments	6,089	(905)	(8,258)	(7,024)
Comprehensive income	$31,173	$22,211	$54,727	$35,333
Earnings per share:
Basic	$0.81	$0.74	$2.03	$1.36
Diluted	$0.78	$0.72	$1.94	$1.31
Shares used in computing earnings per share:
Basic	31,017	31,268	31,003	31,226
Diluted	32,260	32,262	32,398	32,349

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2016	30,935	$309	$1,185,076	$(2,136,760)	$1,475,214	$(77,011)	$446,828
Share-based compensation	—	—	29,231	—	—	—	29,231
Issuance of treasury stock under employee stock plans	633	7	(51,371)	23,564	—	—	(27,800)
Repurchases of common stock	(606)	(6)	—	(74,641)	—	—	(74,647)
Dividends paid	—	—	—	—	(1,238)	—	(1,238)
Net income	—	—	—	—	62,985	—	62,985
Foreign currency translation adjustments	—	—	—	—	—	(8,258)	(8,258)
Balance at March 31, 2017	30,962	$310	$1,162,936	$(2,187,837)	$1,536,961	$(85,269)	$427,101
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$62,985	$42,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,236	15,168
Share-based compensation	29,231	28,300
Deferred income taxes	—	(2,056)
Tax effect from share-based payment arrangements	—	13,508
Provision for doubtful accounts, net	925	870
Net loss on sales of property and equipment	10	—
Changes in operating assets and liabilities:
Accounts receivable	23,710	566
Prepaid expenses and other assets	(27,415)	532
Accounts payable	(3,534)	233
Accrued compensation and employee benefits	(22,671)	(9,836)
Other liabilities	(3,487)	(6,901)
Deferred revenue	21,407	9,593
Net cash provided by operating activities	99,397	92,334
Cash flows from investing activities:
Purchases of property and equipment	(9,604)	(7,807)
Net cash used in investing activities	(9,604)	(7,807)
Cash flows from financing activities:
Proceeds from revolving line of credit	79,000	44,000
Payments on revolving line of credit	(24,000)	(41,000)
Proceeds from issuance of treasury stock under employee stock plans	9,114	6,757
Taxes paid related to net share settlement of equity awards	(36,914)	(25,881)
Dividends paid	(1,238)	(1,245)
Repurchases of common stock	(74,647)	(68,390)
Net cash used in financing activities	(48,685)	(85,759)
Effect of exchange rate changes on cash	(1,186)	486
Increase (decrease) in cash and cash equivalents	39,922	(746)
Cash and cash equivalents, beginning of period	75,926	86,120
Cash and cash equivalents, end of period	$115,848	$85,374
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$21,557	$2,648
Cash paid for interest	$12,377	$13,273
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$2,757	$1,028

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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective October 1, 2016, we early adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, we recognized $3.6 million and $20.9 million of excess tax benefits related to share-based payments in our provision for income taxes for the quarter and six months ended March 31, 2017, respectively. These items were historically recorded as additional paid-in capital. We elected to apply the change retrospectively in presentation to our condensed consolidated statements of cash flows and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows, which resulted in increases to both net cash provided by operating activities and net cash used in financing activities of $14.0 million for the six months ended March 31, 2016. Our adoption of ASU 2016-09 also impacted the calculation of diluted weighted-average shares under the treasury stock method as we no longer increase or decrease the assumed proceeds from an employee vesting in, or exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital. For the quarter and six months ended March 31, 2017, the impact was immaterial. Given our historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU 2016-09. Furthermore, we elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each period.

Effective October 1, 2016, we retrospectively adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption, at March 31, 2017, the amount of debt issuance costs reflected as a deduction of long-term debt was $0.3 million. At September 30, 2016, the amount of debt issuance costs reclassified from other assets to a deduction of long-term debt was $0.4 million.
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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2017 and September 30, 2016.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2017 and September 30, 2016.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2017 and September 30, 2016:

March 31, 2017	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2017
	(In thousands)
Assets:
Cash equivalents (1)	$441	$441
Marketable securities (2)	12,224	12,224
Total	$12,665	$12,665

September 30, 2016	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2016
	(In thousands)
Assets:
Cash equivalents (1)	$440	$440
Marketable securities (2)	11,016	11,016
Total	$11,456	$11,456

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at March 31, 2017 and September 30, 2016. Not included in these tables are cash deposits of $115.4 million and $75.5 million at March 31, 2017 and September 30, 2016, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at March 31, 2017 and September 30, 2016.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2017 and September 30, 2016:

	March 31, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,700	$6,113	$—
Buy foreign currency:
British pound (GBP)	GBP	4,479	$5,600	$—

	September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	$—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	$—
The foreign currency forward contracts were entered into on March 31, 2017 and September 30, 2016, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Gains (losses) on foreign currency forward contracts	$55	$(956)	$(505)	$(1,255)

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Cost of revenues	$1,687	$1,840	$3,373	$3,747
Selling, general and administrative expenses	1,625	1,667	3,259	3,340
	$3,312	$3,507	$6,632	$7,087

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $147.8 million and $149.4 million as of March 31, 2017 and September 30, 2016, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2017 was as follows (in thousands):

Year Ended September 30,
2017 (excluding the six months ended March 31, 2017)	$5,923
2018	6,254
2019	5,741
2020	3,555
2021	2,382
Thereafter	2,456
$26,311
The following table summarizes changes to goodwill during the six months ended March 31, 2017, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2016	$582,720	$146,648	$69,047	$798,415
Foreign currency translation adjustment	(5,538)	—	(457)	(5,995)
Balance at March 31, 2017	$577,182	$146,648	$68,590	$792,420
5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
	(In thousands)
Property and equipment	$127,721	$126,760
Less: accumulated depreciation and amortization	(84,993)	(81,638)
	$42,728	$45,122

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2017, we had $310.0 million in borrowings outstanding at a weighted average interest rate of 2.326%, of which $275.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of March 31, 2017.
7. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.4% and the weighted average maturity is 8.7 years. The Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The purchase agreements for the Senior Notes also contain certain covenants typical of unsecured facilities. As of March 31, 2017, we were in compliance with all financial covenants.
The following table presents the carrying amounts and fair values for the Senior Notes at March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts (1)	Fair Value (1)
	(In thousands)
The 2008 Senior Notes	$131,000	$136,675	$131,000	$139,902
The 2010 Senior Notes	185,000	191,669	185,000	195,715
Debt issuance costs	(280)	(280)	(376)	(376)
Total	$315,720	$328,064	$315,624	$335,241
(1) Balances as of September 30, 2016 have been recast as a result of the adoption of ASU 2015-03 to present debt issuance costs of $0.4 million as a direct deduction from the carrying amount of the Senior Notes.
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

	Accrual at	Cash Payments	Accrual at
	September 30, 2016		March 31, 2017
	(In thousands)
Facilities charges	$9,233	$(1,458)	$7,775
Less: current portion	(4,266)		(3,856)
Non-current	$4,967		$3,919
9. Income Taxes
Effective Tax Rate
The effective income tax rate was 24.3% and 28.1% during the quarters ended March 31, 2017 and 2016, respectively and (1.9)% and 24.3% during the six months ended March 31, 2017 and 2016, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the six months ended March 31, 2017 was significantly impacted by the recording of excess tax benefits relating to stock awards that vested in December 2016. As a result of the adoption of ASU 2016-09 on October 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $20.9 million for the six months ended March 31, 2017. We also anticipate the potential for increased periodic volatility in future effective tax rates as the impact of the continued application of ASU 2016-09 is dependent upon our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date and the exercise behavior of our stock option holders.
The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $7.5 million and $6.8 million at March 31, 2017 and September 30, 2016, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.4 million and $0.3 million related to unrecognized tax benefits as of March 31, 2017 and September 30, 2016, respectively.
10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six months ended March 31, 2017 and 2016:

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$25,084	$23,116	$62,985	$42,357
Denominator - share:
Basic weighted-average shares	31,017	31,268	31,003	31,226
Effect of dilutive securities	1,243	994	1,395	1,123
Diluted weighted-average shares	32,260	32,262	32,398	32,349
Earnings per share:
Basic	$0.81	$0.74	$2.03	$1.36
Diluted	$0.78	$0.72	$1.94	$1.31
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 34,000 and 21,000 options excluded for the quarters ended March 31, 2017 and 2016, respectively. There were approximately 17,000 and 18,000 options excluded for the six months ended March 31, 2017 and 2016, respectively.

11. Segment Information
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
The following tables summarize segment information for the quarters and six months ended March 31, 2017 and 2016:

	Quarter Ended March 31, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$86,013	$63,628	$11,608	$—	$161,249
Professional services	32,640	994	7,650	—	41,284
License	15,684	811	9,350	—	25,845
Total segment revenues	134,337	65,433	28,608	—	228,378
Segment operating expense	(99,454)	(14,484)	(31,152)	(25,223)	(170,313)
Segment operating income (loss)	$34,883	$50,949	$(2,544)	$(25,223)	58,065
Unallocated share-based compensation expense					(14,712)
Unallocated amortization expense					(3,312)
Operating income					40,041
Unallocated interest expense, net					(6,578)
Unallocated other expense, net					(327)
Income before income taxes					$33,136
Depreciation expense	$3,959	$236	$1,202	$341	$5,738

	Quarter Ended March 31, 2016
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$80,751	$59,265	$10,727	$—	$150,743
Professional services	31,719	1,112	6,511	—	39,342
License	9,447	739	6,407	—	16,593
Total segment revenues	121,917	61,116	23,645	—	206,678
Segment operating expense	(87,955)	(14,090)	(27,120)	(21,882)	(151,047)
Segment operating income (loss)	$33,962	$47,026	$(3,475)	$(21,882)	55,631
Unallocated share-based compensation expense					(13,600)
Unallocated amortization expense					(3,507)
Operating income					38,524
Unallocated interest expense, net					(6,815)
Unallocated other expense, net					435
Income before income taxes					$32,144
Depreciation expense	$2,708	$185	$1,000	$327	$4,220

	Six Months Ended March 31, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$170,894	$121,880	$22,135	$—	$314,909
Professional services	66,981	1,515	16,331	—	84,827
License	31,227	1,420	15,595	—	48,242
Total segment revenues	269,102	124,815	54,061	—	447,978
Segment operating expense	(199,251)	(27,803)	(60,237)	(49,856)	(337,147)
Segment operating income (loss)	$69,851	$97,012	$(6,176)	$(49,856)	110,831
Unallocated share-based compensation expense					(29,231)
Unallocated amortization expense					(6,632)
Operating income					74,968
Unallocated interest expense, net					(12,750)
Unallocated other expense, net					(427)
Income before income taxes					$61,791
Depreciation expense	$7,827	$502	$2,328	$690	$11,347

	Six Months Ended March 31, 2016
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$161,734	$114,482	$21,599	$—	$297,815
Professional services	58,845	1,860	12,789	—	73,494
License	21,479	776	13,190	—	35,445
Total segment revenues	242,058	117,118	47,578	—	406,754
Segment operating expense	(175,392)	(28,259)	(52,414)	(45,944)	(302,009)
Segment operating income (loss)	$66,666	$88,859	$(4,836)	$(45,944)	104,745
Unallocated share-based compensation expense					(28,300)
Unallocated amortization expense					(7,087)
Operating income					69,358
Unallocated interest expense, net					(13,539)
Unallocated other expense, net					101
Income before income taxes					$55,920
Depreciation expense	$5,452	$362	$1,635	$632	$8,081

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
We derive a significant portion of our revenues from clients outside the United States. International revenues accounted for 37% and 35% of total consolidated revenues for the quarters ended March 31, 2017 and 2016, respectively, and 36% and 34% of total consolidated revenues for the six months ended March 31, 2017 and 2016, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 72% of our revenues were derived from within the same industry during the quarters ended March 31, 2017 and 2016, and 74% of our revenues were derived from within this industry during the six months ended March 31, 2017 and 2016. In addition, we derive a significant share of revenue from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for 71% and 73% of our revenues during the quarters ended March 31, 2017 and 2016, respectively. Arrangements with transactional or unit-based pricing accounted for 70% and 73% of our revenues during the six months ended March 31, 2017 and 2016, respectively.

Operating income increased to $40.0 million and $75.0 million during the quarter and six months ended March 31, 2017, respectively, from $38.5 million and $69.4 million during the quarter and six months ended March 31, 2016, respectively. For our Scores segment, we continue to drive growth in both revenue and operating margin with our industry leading business-to-business FICO® Scores expanding further into the larger, faster growing U.S. consumer market. Scores revenue increased to $65.4 million and $124.8 million during the quarter and six months ended March 31, 2017, respectively, from $61.1 million and $117.1 million during the quarter and six months ended March 31, 2016, respectively, a 7% increase quarter over quarter and year-to-date period over period. Scores operating income increased to $50.9 million and $97.0 million during the quarter and six months ended March 31, 2017, respectively, from $47.0 million and $88.9 million during the quarter and six months ended March 31, 2016, respectively, an 8% increase quarter over quarter and 9% increase year-to-date period over period. For our Applications and Decision Management Software segments, we continue to expand our investments in sales distributions and go-to-market, and began to broaden our investment into product delivery, support and infrastructure operations. Applications revenue increased 10% quarter over quarter and 11% year-to-date period over period, and Decision Management Software revenue increased 21% quarter over quarter and 14% year-to-date period over period, while the margins for both segments remained flat.

Net margin increased from 10% to 14% year-to-date period over period, a 35% increase, primarily driven by our adoption of ASU 2016-09 effective October 1, 2016, as further described in Notes 1 and 9 to the accompanying condensed consolidated financial statements.

We continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and six months ended March 31, 2017, we repurchased approximately 0.3 million shares at a total repurchase price of $44.2 million and 0.6 million shares at a total repurchase price of $74.6 million, respectively. As of March 31, 2017, we had $155.4 million remaining under our current stock repurchase program.
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

License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended March 31, 2017	$91.2	23%	13	26
Quarter Ended March 31, 2016	$132.5	13%	15	55
Six Months Ended March 31, 2017	$187.6	29%	26	NM(a)
Six Months Ended March 31, 2016	$218.9	24%	25	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 43% and 50% of total bookings for the quarters ended March 31, 2017 and 2016, respectively. Professional services bookings were 37% and 38% of total bookings for the quarters ended March 31, 2017 and 2016, respectively. License bookings were 20% and 12% of total bookings for the quarters ended March 31, 2017 and 2016, respectively.
Transactional and maintenance bookings were 37% and 41% of total bookings for the six months ended March 31, 2017 and 2016, respectively. Professional services bookings were 46% and 44% of total bookings for the six months ended March 31, 2017 and 2016, respectively. License bookings were 17% and 15% of total bookings for the six months ended March 31, 2017 and 2016, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six months ended March 31, 2017 and 2016:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016	2017	2016
	(In thousands)				(In thousands)
Applications	$134,337	$121,917	59%	59%	$12,420	10%
Scores	65,433	61,116	29%	30%	4,317	7%
Decision Management Software	28,608	23,645	12%	11%	4,963	21%
Total	$228,378	$206,678	100%	100%	21,700	10%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016	2017	2016
	(In thousands)				(In thousands)
Applications	$269,102	$242,058	60%	59%	$27,044	11%
Scores	124,815	117,118	28%	29%	7,697	7%
Decision Management Software	54,061	47,578	12%	12%	6,483	14%
Total	$447,978	$406,754	100%	100%	41,224	10%

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

Applications

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$86,013	$80,751	$5,262	7%
Professional services	32,640	31,719	921	3%
License	15,684	9,447	6,237	66%
Total	$134,337	$121,917	12,420	10%
Applications segment revenues increased $12.4 million primarily due to a $6.8 million increase in our fraud solutions, a $2.8 million increase in our originations solutions, and a $2.8 million increase in our customer communications services. The increase in fraud solutions was primarily attributable to an increase in license revenue mainly driven by one large multi-year license transaction. The increase in originations solutions was primarily attributable to an increase in transactional and services revenues from our SaaS product. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our growth in the mobile communication market.

Scores

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$63,628	$59,265	$4,363	7%
Professional services	994	1,112	(118)	(11)%
License	811	739	72	10%
Total	$65,433	$61,116	4,317	7%
Scores segment revenues increased $4.3 million due to an increase of $3.4 million in our business-to-consumer services revenue and $0.9 million in our business-to-business scores revenue. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended March 31, 2017 and 2016, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 20% of our total revenues, including revenues from these customers recorded in our other segments.

Decision Management Software

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$11,608	$10,727	$881	8%
Professional services	7,650	6,511	1,139	17%
License	9,350	6,407	2,943	46%
Total	$28,608	$23,645	4,963	21%
Decision Management Software segment revenues increased $5.0 million primarily attributable to an increase in license revenue related to our FICO® Blaze Advisor® and services revenue related to our FICO® Decision Optimizer.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Applications

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$170,894	$161,734	$9,160	6%
Professional services	66,981	58,845	8,136	14%
License	31,227	21,479	9,748	45%
Total	$269,102	$242,058	27,044	11%
Applications segment revenues increased $27.0 million primarily due to a $12.9 million increase in our fraud solutions, an $8.7 million increase in our originations solutions, and a $5.8 million increase in our customer communications services. The increase in fraud solutions was primarily attributable to an increase in license revenue mainly driven by a couple of large multi-year license transactions. The increase in originations solutions was primarily attributable to an increase in services and transactional revenues from our SaaS product. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our growth in the mobile communication market.

Scores

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$121,880	$114,482	$7,398	6%
Professional services	1,515	1,860	(345)	(19)%
License	1,420	776	644	83%
Total	$124,815	$117,118	7,697	7%
Scores segment revenues increased $7.7 million due to an increase of $4.0 million in our business-to-consumer services revenue and $3.7 million in our business-to-business scores revenue. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies. The increase in business-to-business scores was primarily attributable to an increase in our transactional scores driven by new originations and prescreen.
During the six months ended March 31, 2017 and 2016, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 19% and 20%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Decision Management Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$22,135	$21,599	$536	2%
Professional services	16,331	12,789	3,542	28%
License	15,595	13,190	2,405	18%
Total	$54,061	$47,578	6,483	14%
Decision Management Software segment revenues increased $6.5 million primarily attributable to an increase in services revenue related to our FICO® Decision Optimizer, and license revenue related to our FICO® Blaze Advisor®.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six months ended March 31, 2017 and 2016:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2017	2016	2017	2016
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$228,378	$206,678	100%	100%	$21,700	10%
Operating expenses:
Cost of revenues	72,131	62,298	31%	30%	9,833	16%
Research and development	26,663	24,848	12%	12%	1,815	7%
Selling, general and administrative	86,231	77,501	38%	38%	8,730	11%
Amortization of intangible assets	3,312	3,507	1%	2%	(195)	(6)%
Total operating expenses	188,337	168,154	82%	82%	20,183	12%
Operating income	40,041	38,524	18%	18%	1,517	4%
Interest expense, net	(6,578)	(6,815)	(3)%	(3)%	237	(3)%
Other expense, net	(327)	435	—%	—%	(762)	(175)%
Income before income taxes	33,136	32,144	15%	15%	992	3%
Provision for income taxes	8,052	9,028	4%	4%	(976)	(11)%
Net income	$25,084	$23,116	11%	11%	1,968	9%
Number of employees at quarter end	3,306	2,852			454	16%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2017	2016	2017	2016
	(In thousands)				(In thousands)
Revenues	$447,978	$406,754	100%	100%	$41,224	10%
Operating expenses:
Cost of revenues	142,128	124,491	32%	31%	17,637	14%
Research and development	52,805	49,479	12%	12%	3,326	7%
Selling, general and administrative	171,445	156,339	38%	39%	15,106	10%
Amortization of intangible assets	6,632	7,087	1%	2%	(455)	(6)%
Total operating expenses	373,010	337,396	83%	84%	35,614	11%
Operating income	74,968	69,358	17%	16%	5,610	8%
Interest expense, net	(12,750)	(13,539)	(3)%	(3)%	789	(6)%
Other expense, net	(427)	101	—%	—%	(528)	(523)%
Income before income taxes	61,791	55,920	14%	13%	5,871	10%
Provision for income taxes	(1,194)	13,563	—%	3%	(14,757)	(109)%
Net income	$62,985	$42,357	14%	10%	20,628	49%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
Cost of revenues as a percentage of revenues increased to 31% during the quarter ended March 31, 2017 from 30% during the quarter ended March 31, 2016. The $9.8 million increase was primarily attributable to a $6.7 million increase in personnel and labor costs, and a $2.0 million increase in allocated facilities and infrastructure costs. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost, an increase in salaries and benefit costs as a result of our increased headcount, as well as an increase in incentive cost. The increase in allocated facilities and infrastructure costs was primarily attributable to increased resource requirement due to our expanded investment in product delivery, support and infrastructure operations.
Cost of revenues as a percentage of revenues increased to 32% during the six months ended March 31, 2017 from 31% during the six months ended March 31, 2016. The year-to-date period over period increase of $17.6 million was primarily attributable to an $11.3 million increase in personnel and labor costs, and a $4.8 million increase in allocated facilities and infrastructure costs. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost driven by higher services revenue, an increase in salaries and benefit costs as a result of our increased headcount, as well as an increase in incentive cost. The increase in allocated facilities and infrastructure costs was primarily attributable to increased resource requirement due to our expanded investment in product delivery, support and infrastructure operations.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2017.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
Research and development expenses increased $1.9 million to $26.7 million during the quarter ended March 31, 2017 from $24.8 million during the quarter ended March 31, 2016. The increase was primarily attributable to an increase in personnel and labor cost driven by our increased headcount. Research and development expenses as a percentage of revenues was 12% during the quarter ended March 31, 2017, consistent with those incurred during the quarter ended March 31, 2016.
Research and development expenses increased $3.3 million to $52.8 million during the six months ended March 31, 2017 from $49.5 million during the six months ended March 31, 2016. The increase was primarily attributable to an increase in personnel and labor cost driven by our increased headcount. Research and development expenses as a percentage of revenues was 12% during the six months ended March 31, 2017, consistent with those incurred during the six months ended March 31, 2016.
Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2017.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses increased $8.7 million to $86.2 million during the quarter ended March 31, 2017 from $77.5 million during the quarter ended March 31, 2016, primarily driven by our continued investment in sales distribution and go-to-market. Selling, general and administrative expenses as a percentage of revenues was 38% during the quarter ended March 31, 2017, consistent with those incurred during the quarter ended March 31, 2016.
Selling, general and administrative expenses increased $15.1 million to $171.4 million during the six months ended March 31, 2017 from $156.3 million during the six months ended March 31, 2016, primarily driven by our continued investment in sales distribution and go-to-market. Selling, general and administrative expenses as a percentage of revenues was 38% during the six months ended March 31, 2017, materially consistent with those incurred during the six months ended March 31, 2016.

Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended March 31, 2017.
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
Amortization expense was $3.3 million and $6.6 million for the quarter and six months ended March 31, 2017, respectively. Over the next several quarters we expect that amortization expense will be consistent with or lower than the amortization expense we recorded during the quarter ended March 31, 2017 due to certain intangible assets associated with our Adeptra acquisition becoming fully amortized in September 2017.
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
The quarter over quarter decrease in interest expense of $0.2 million was primarily attributable to the $60.0 million principal payment in July 2016 on the senior notes issued in July 2010 resulting in lower average debt balance for the quarter ended March 31, 2017, partially offset by a higher average outstanding balance on our revolving line of credit.
The year-to-date period over period decrease in interest expense of $0.8 million was primarily attributable to the $60.0 million principal payment in July 2016 on the senior notes issued in July 2010 resulting in lower average debt balance for the six months ended March 31, 2017, partially offset by a higher average outstanding balance on our revolving line of credit.
Over the next several quarters we expect net interest expense will be consistent with the net interest expense incurred during the quarter ended March 31, 2017.
Other Expense, Net
Other expense, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
Provision for Income Taxes
The effective income tax rate was 24.3% and 28.1% during the quarters ended March 31, 2017 and 2016, respectively, and (1.9)% and 24.3% during the six months ended March 31, 2017 and 2016, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the six months ended March 31, 2017 was significantly impacted by the recording of excess tax benefits relating to stock awards that vested in December 2016. As a result of the adoption of ASU 2016-09 on October 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $20.9 million for the six months ended March 31, 2017. We also anticipate the potential for increased periodic volatility in future effective tax rates as the impact of the continued application of ASU 2016-09 is dependent upon our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date and the exercise behavior of the our stock option holders.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six months ended March 31, 2017 and 2016:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016
	(In thousands)		(In thousands)
Applications	$34,883	$33,962	$921	3%
Scores	50,949	47,026	3,923	8%
Decision Management Software	(2,544)	(3,475)	931	(27)%
Corporate expenses	(25,223)	(21,882)	(3,341)	15%
Total segment operating income	58,065	55,631	2,434	4%
Unallocated share-based compensation	(14,712)	(13,600)	(1,112)	8%
Unallocated amortization expense	(3,312)	(3,507)	195	(6)%
Operating income	$40,041	$38,524	1,517	4%

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016
	(In thousands)		(In thousands)
Applications	$69,851	$66,666	$3,185	5%
Scores	97,012	88,859	8,153	9%
Decision Management Software	(6,176)	(4,836)	(1,340)	28%
Corporate expenses	(49,856)	(45,944)	(3,912)	9%
Total segment operating income	110,831	104,745	6,086	6%
Unallocated share-based compensation	(29,231)	(28,300)	(931)	3%
Unallocated amortization expense	(6,632)	(7,087)	455	(6)%
Operating income	$74,968	$69,358	5,610	8%
Applications

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)				(In thousands)
Segment revenues	$134,337	$121,917	100%	100%	$269,102	$242,058	100%	100%
Segment operating expense	(99,454)	(87,955)	(74)%	(72)%	(199,251)	(175,392)	(74)%	(72)%
Segment operating income	$34,883	$33,962	26%	28%	$69,851	$66,666	26%	28%

Scores

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)				(In thousands)
Segment revenues	$65,433	$61,116	100%	100%	$124,815	$117,118	100%	100%
Segment operating expense	(14,484)	(14,090)	(22)%	(23)%	(27,803)	(28,259)	(22)%	(24)%
Segment operating income	$50,949	$47,026	78%	77%	$97,012	$88,859	78%	76%

Decision Management Software

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)				(In thousands)
Segment revenues	$28,608	$23,645	100%	100%	$54,061	$47,578	100%	100%
Segment operating expense	(31,152)	(27,120)	(109)%	(115)%	(60,237)	(52,414)	(111)%	(110)%
Segment operating loss	$(2,544)	$(3,475)	(9)%	(15)%	$(6,176)	$(4,836)	(11)%	(10)%
The quarter over quarter $1.5 million increase in operating income was attributable to a $21.6 million increase in segment revenues, and a $0.2 million decrease in amortization cost, partially offset by a $15.9 million increase in segment operating expenses, a $3.3 million increase in corporate expenses, and a $1.1 million increase in share-based compensation cost.
At the segment level, the quarter over quarter $2.4 million increase in segment operating income was the result of a $3.9 million increase in our Scores segment operating income, a $0.9 million increase in our Applications segment operating income, and a $0.9 million decrease in our Decision Management Software segment operating loss, partially offset by a $3.3 million increase in corporate expense.
The quarter over quarter $0.9 million increase in Applications segment operating income was due to a $12.4 million increase in segment revenues, partially offset by an $11.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications was decreased to 26% from 28% primarily due to our expanded investment in product and services delivery, support and infrastructure operations, partially offset by an increase in sales of our higher-margin software products.
The quarter over quarter $3.9 million increase in Scores segment operating income was due to a $4.3 million increase in segment revenue, partially offset by a $0.4 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 78%, materially consistent with the quarter ended March 31, 2016.
The quarter over quarter $0.9 million decrease in Decision Management Software segment operating loss was due to a $4.9 million increase in segment revenue, partially offset by a $4.0 million increase in segment operating expenses. Segment operating margin for Decision Management Software improved to a negative 9% from a negative 15% primarily due to an increase in sales of our higher-margin software products, partially offset by our continued investment in sales distribution, an increase in services delivery cost driven by increased professional services revenue, as well as our expanded investment in cloud infrastructure operations.
The year-to-date period over period increase of $5.6 million in operating income was attributable to a $41.2 million increase in segment revenues and a $0.4 million decrease in amortization cost, partially offset by a $31.2 million increase in segment operating expenses, a $3.9 million increase in corporate expenses, and a $0.9 million increase in share-based compensation cost.

At the segment level, the year-to-date period over period increase of $6.1 million in segment operating income was the result of an $8.1 million increase in our Scores segment operating income and a $3.2 million increase in our Applications segment operating income, partially offset by a $3.9 million increase in corporate expenses and a $1.3 million increase in our Decision Management Software segment operating loss.
The year-to-date period over period $3.2 million increase in Applications segment operating income was due to a $27.0 million increase in segment revenue, partially offset by a $23.8 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications decreased to 26% from 28% primarily due to our expanded investment in product and services delivery, support and infrastructure operations, partially offset by an increase in sales of our higher-margin software products.
The year-to-date period over period $8.1 million increase in Scores segment operating income was attributable to a $7.7 million increase in segment revenues and a $0.4 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 78% from 76% mainly due to an increase in sales of our higher-margin score products and a decrease in sales related expenses.

The year-to-date period over period $1.3 million increase in Decision Management Software segment operating loss was attributable to a $7.8 million increase in segment operating expenses, partially offset by a $6.5 million increase in segment revenue. Segment operating loss as a percentage of segment revenue for Decision Management Software was a negative 11%, materially consistent with the six months ended March 31, 2016.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2017, we had $115.8 million in cash and cash equivalents, which included $101.6 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $72.0 million principal payment due in July 2017 on our senior notes issued in July 2010. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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
Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2017	2016
	(In thousands)
Cash provided by (used in):
Operating activities	$99,397	$92,334	$7,063
Investing activities	(9,604)	(7,807)	(1,797)
Financing activities	(48,685)	(85,759)	37,074
Effect of exchange rate changes on cash	(1,186)	486	(1,672)
Increase (decrease) in cash and cash equivalents	$39,922	$(746)	40,668

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $99.4 million during the six months ended March 31, 2017 from $92.3 million during the six months ended March 31, 2016. The $7.1 million increase was mainly attributable to an $18.9 million increase in net income, partially offset by the $13.5 million excess tax benefits related to share-based payments that was recorded as an increase to additional paid-in capital in the prior year but was recorded as a reduction of income tax expense in the current year upon our early adoption of ASU 2016-09 effective October 1, 2016.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $9.6 million for six months ended March 31, 2017 from $7.8 million for the six months ended March 31, 2016. The $1.8 million increase was attributable to an increase in net cash used in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $48.7 million for the six months ended March 31, 2017 from $85.8 million for the six months ended March 31, 2016. The $37.1 million decrease was due to a $52.0 million increase in proceeds, net of payments, from our revolving line of credit, and a $2.4 million increase in proceeds from stock options exercise, partially offset by an $11.0 million increase in taxes paid related to net share settlement of equity awards, and a $6.3 million increase in repurchases of common stock.

Repurchases of Common Stock
In July 2016, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. Pursuant to this program, we repurchased 348,164 shares of our common stock at a total repurchase price of $44.2 million and 606,340 shares of our common stock at a total repurchase price of $74.6 million during the quarter and six months ended March 31, 2017, respectively. We had $155.4 million remaining under the July 2016 authorization as of March 31, 2017.
Dividends
During the quarter ended March 31, 2017, we paid a quarterly dividend of $0.02 per common share. Our dividend rate is set by the Board of Directors on a quarterly basis taking into account a variety of factors, including among others, our operating results and cash flows, general economic and industry conditions, our obligations, changes in applicable tax laws and other factors deemed relevant by the Board. Although we expect to continue to pay dividends at the current rate, our dividend rate is subject to change from time to time based on the Board’s business judgment with respect to these and other relevant factors.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2017, we had $310.0 million in borrowings outstanding at a weighted average interest rate of 2.326% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.4% and the weighted average maturity is 8.7 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of March 31, 2017, the carrying value of the Senior Notes was $315.7 million and we were in compliance with all financial covenants under these facilities.
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

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective October 1, 2016, we early adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, we recognized $3.6 million and $20.9 million of excess tax benefits related to share-based payments in our provision for income taxes for the quarter and six months ended March 31, 2017, respectively. These items were historically recorded as additional paid-in capital. We elected to apply the change retrospectively in presentation to our condensed consolidated statements of cash flows and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows, which resulted in increases to both net cash provided by operating activities and net cash used in financing activities of $14.0 million for the six months ended March 31, 2016. Our adoption of ASU 2016-09 also impacted the calculation of diluted weighted-average shares under the treasury stock method as we no longer increase or decrease the assumed proceeds from an employee vesting in, or exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital. For the quarter and six months ended March 31, 2017, the impact was immaterial. Given our historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU 2016-09. Furthermore, we elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each period.
Effective October 1, 2016, we retrospectively adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption, at March 31, 2017, the amount of debt issuance costs reflected as a deduction of long-term debt was $0.3 million. At September 30, 2016, the amount of debt issuance costs reclassified from other assets to a deduction of long-term debt was $0.4 million.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2017 and September 30, 2016:

	March 31, 2017			September 30, 2016
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$115,848	$115,848	0.19%	$75,926	$75,926	0.17%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$131,000	$136,675	$131,000	$139,902
The 2010 Senior Notes	185,000	191,669	185,000	195,715
Debt issuance costs	(280)	(280)	(376)	(376)
Total	$315,720	$328,064	$315,624	$335,241

We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $310.0 million in borrowings outstanding at a weighted average interest rate of 2.326% under the credit facility as of March 31, 2017.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2017 and September 30, 2016:

	March 31, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,700	$6,113	$—
Buy foreign currency:
British pound (GBP)	GBP	4,479	$5,600	$—

	September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	$—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	$—
The foreign currency forward contracts were entered into on March 31, 2017 and September 30, 2016, respectively; therefore, their fair value was $0 on each of these dates.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2017 through January 31, 2017	164,679	$122.93	158,164	$180,119,819
February 1, 2017 through February 28, 2017	110,457	$129.98	110,000	$165,822,063
March 1, 2017 through March 31, 2017	83,520	$130.75	80,000	$155,354,116
	358,656	$126.92	348,164	$155,354,116

(1)	Includes 10,492 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2017.

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

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689)).

10.1*	Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.

10.2 *	Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	April 27, 2017

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 27, 2017

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended March 31, 2017

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation.	Incorporated by Reference

10.1	Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan.	Filed Electronically

10.2	Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32.1	Section 1350 Certification of CEO.	Filed Electronically

32.2	Section 1350 Certification of CFO.	Filed Electronically

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.