Form 10-Q
period 2017-06-30
FAIR ISAAC CORP
filed 2017-07-31
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares of common stock outstanding on July 14, 2017 was 30,630,135 (excluding 58,226,648 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	September 30, 2016
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$130,667	$75,926
Accounts receivable, net	140,265	167,786
Prepaid expenses and other current assets	51,033	23,926
Total current assets	321,965	267,638
Marketable securities available for sale	13,049	11,016
Other investments	11,697	10,920
Property and equipment, net	42,143	45,122
Goodwill	799,791	798,415
Intangible assets, net	23,582	33,619
Deferred income taxes	40,856	47,598
Other assets	5,271	6,348
Total assets	$1,258,354	$1,220,676
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,673	$22,952
Accrued compensation and employee benefits	62,616	71,216
Other accrued liabilities	30,708	27,780
Deferred revenue	65,028	47,129
Current maturities on debt	224,000	77,000
Total current liabilities	399,025	246,077
Long-term debt	387,767	493,624
Other liabilities	38,807	34,147
Total liabilities	825,599	773,848
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 30,720 and 30,935 shares outstanding at June 30, 2017 and September 30, 2016, respectively)	307	309
Paid-in-capital	1,175,118	1,185,076
Treasury stock, at cost (58,137 and 57,922 shares at June 30, 2017 and September 30, 2016, respectively)	(2,229,984)	(2,136,760)
Retained earnings	1,562,188	1,475,214
Accumulated other comprehensive loss	(74,874)	(77,011)
Total stockholders’ equity	432,755	446,828
Total liabilities and stockholders’ equity	$1,258,354	$1,220,676

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$166,695	$153,886	$481,604	$451,701
Professional services	43,871	44,304	128,698	117,798
License	20,420	40,588	68,662	76,033
Total revenues	230,986	238,778	678,964	645,532
Operating expenses:
Cost of revenues *	69,793	66,384	211,921	190,875
Research and development	27,839	26,417	80,644	75,896
Selling, general and administrative *	84,089	87,172	255,534	243,511
Amortization of intangible assets *	3,365	3,486	9,997	10,573
Restructuring and acquisition-related	4,471	—	4,471	—
Total operating expenses	189,557	183,459	562,567	520,855
Operating income	41,429	55,319	116,397	124,677
Interest expense, net	(6,653)	(6,781)	(19,403)	(20,320)
Other income, net	555	1,752	128	1,853
Income before income taxes	35,331	50,290	97,122	106,210
Provision for income taxes	10,104	15,303	8,910	28,866
Net income	25,227	34,987	88,212	77,344
Other comprehensive income (loss):
Foreign currency translation adjustments	10,395	(14,156)	2,137	(21,180)
Comprehensive income	$35,622	$20,831	$90,349	$56,164
Earnings per share:
Basic	$0.82	$1.12	$2.85	$2.48
Diluted	$0.78	$1.08	$2.73	$2.39
Shares used in computing earnings per share:
Basic	30,914	31,149	30,973	31,201
Diluted	32,224	32,313	32,340	32,337

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 5.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2016	30,935	$309	$1,185,076	$(2,136,760)	$1,475,214	$(77,011)	$446,828
Share-based compensation	—	—	43,546	—	—	—	43,546
Issuance of treasury stock under employee stock plans	731	7	(53,504)	27,285	—	—	(26,212)
Repurchases of common stock	(946)	(9)	—	(120,509)	—	—	(120,518)
Dividends paid	—	—	—	—	(1,238)	—	(1,238)
Net income	—	—	—	—	88,212	—	88,212
Foreign currency translation adjustments	—	—	—	—	—	2,137	2,137
Balance at June 30, 2017	30,720	$307	$1,175,118	$(2,229,984)	$1,562,188	$(74,874)	$432,755
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$88,212	$77,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,427	23,127
Share-based compensation	43,546	41,704
Deferred income taxes	(2)	(455)
Tax effect from share-based payment arrangements	—	15,704
Provision for doubtful accounts, net	1,388	1,305
Net loss on sales of property and equipment	26	—
Changes in operating assets and liabilities:
Accounts receivable	25,605	(3,184)
Prepaid expenses and other assets	(26,171)	14,306
Accounts payable	(5,432)	(1,635)
Accrued compensation and employee benefits	(8,317)	2,556
Other liabilities	5,838	(1,166)
Deferred revenue	19,303	8,119
Net cash provided by operating activities	171,423	177,725
Cash flows from investing activities:
Purchases of property and equipment	(14,792)	(12,541)
Cash paid for acquisitions, net of cash acquired	—	(5,683)
(Purchase of) distribution from cost method investees	(777)	37
Net cash used in investing activities	(15,569)	(18,187)
Cash flows from financing activities:
Proceeds from revolving line of credit	98,000	49,000
Payments on revolving line of credit	(57,000)	(56,000)
Proceeds from issuance of treasury stock under employee stock plans	13,112	8,356
Taxes paid related to net share settlement of equity awards	(39,324)	(28,544)
Dividends paid	(1,238)	(1,869)
Repurchases of common stock	(116,341)	(96,121)
Net cash used in financing activities	(102,791)	(125,178)
Effect of exchange rate changes on cash	1,678	(2,325)
Increase in cash and cash equivalents	54,741	32,035
Cash and cash equivalents, beginning of period	75,926	86,120
Cash and cash equivalents, end of period	$130,667	$118,155
Supplemental disclosures of cash flow information:
Income taxes payments (refunds), net	$22,726	$(836)
Cash paid for interest	$18,847	$19,143
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$2,470	$3,566
Unsettled repurchases of common stock	$4,177	$4,351

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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective October 1, 2016, we early adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, we recognized $2.7 million and $23.5 million of excess tax benefits related to share-based payments in our provision for income taxes for the quarter and nine months ended June 30, 2017, respectively. These items were historically recorded as additional paid-in capital. We elected to apply the change retrospectively in presentation to our condensed consolidated statements of cash flows and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows, which resulted in increases to both net cash provided by operating activities and net cash used in financing activities of $16.1 million for the nine months ended June 30, 2016. Our adoption of ASU 2016-09 also impacted the calculation of diluted weighted-average shares under the treasury stock method as we no longer increase or decrease the assumed proceeds from an employee vesting in, or exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital. For the quarter and nine months ended June 30, 2017, the impact was immaterial. Given our historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU 2016-09. Furthermore, we elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each period.

Effective October 1, 2016, we retrospectively adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption, at June 30, 2017, the amount of debt issuance costs reflected as a deduction of long-term debt was $0.2 million. At September 30, 2016, the amount of debt issuance costs reclassified from other assets to a deduction of long-term debt was $0.4 million.
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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2017 and September 30, 2016.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2017 and September 30, 2016.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2017 and September 30, 2016:

June 30, 2017	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2017
	(In thousands)
Assets:
Cash equivalents (1)	$13,449	$13,449
Marketable securities (2)	13,049	13,049
Total	$26,498	$26,498

September 30, 2016	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2016
	(In thousands)
Assets:
Cash equivalents (1)	$440	$440
Marketable securities (2)	11,016	11,016
Total	$11,456	$11,456

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at June 30, 2017 and September 30, 2016. Not included in these tables are cash deposits of $117.2 million and $75.5 million at June 30, 2017 and September 30, 2016, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities available for sale on our condensed consolidated balance sheet at June 30, 2017 and September 30, 2016.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2017 and September 30, 2016:

	June 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	4,250	$4,886	$—
Buy foreign currency:
British pound (GBP)	GBP	5,451	$7,100	$—

	September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	$—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	$—
The foreign currency forward contracts were entered into on June 30, 2017 and September 30, 2016, respectively; therefore, their fair value was $0 on each of these dates.
Losses on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Losses on foreign currency forward contracts	$—	$1,018	$505	$2,273

5. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenues	$1,723	$1,805	$5,096	$5,552
Selling, general and administrative expenses	1,642	1,681	4,901	5,021
	$3,365	$3,486	$9,997	$10,573

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $149.4 million as of June 30, 2017 and September 30, 2016.

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2017 was as follows (in thousands):

Year Ended September 30,
2017 (excluding the nine months ended June 30, 2017)	$2,686
2018	6,448
2019	5,932
2020	3,628
2021	2,408
Thereafter	2,480
$23,582
The following table summarizes changes to goodwill during the nine months ended June 30, 2017, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2016	$582,720	$146,648	$69,047	$798,415
Foreign currency translation adjustment	1,305	—	71	1,376
Balance at June 30, 2017	$584,025	$146,648	$69,118	$799,791
6. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
	(In thousands)
Property and equipment	$131,656	$126,760
Less: accumulated depreciation and amortization	(89,513)	(81,638)
	$42,143	$45,122

7. Revolving Line of Credit
In June 2017, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit to $500 million with an option to increase it by another $100 million. The revolving line of credit expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2017, we had $296.0 million in borrowings outstanding at a weighted average interest rate of 2.334%, of which $275.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of June 30, 2017.
8. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.4% and the weighted average maturity is 8.7 years. The Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The purchase agreements for the Senior Notes also contain certain covenants typical of unsecured facilities. As of June 30, 2017, we were in compliance with all financial covenants.
The following table presents the carrying amounts and fair values for the Senior Notes at June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts (1)	Fair Value (1)
	(In thousands)
The 2008 Senior Notes	$131,000	$135,369	$131,000	$139,902
The 2010 Senior Notes	185,000	191,212	185,000	195,715
Debt issuance costs	(233)	(233)	(376)	(376)
Total	$315,767	$326,348	$315,624	$335,241
(1) Balances as of September 30, 2016 have been recast as a result of the adoption of ASU 2015-03 to present debt issuance costs of $0.4 million as a direct deduction from the carrying amount of the Senior Notes.
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
9. Restructuring Expenses
During both the quarter and nine months ended June 30, 2017, we incurred net charges totaling $4.5 million consisting of $1.7 million in facilities charges associated with vacating excess leased space in San Rafael and $2.8 million in severance charges due to the elimination of 79 positions throughout the Company. Cash payment for all the facilities charges will be paid by the end of our fiscal 2020. Cash payment for all the employee separation costs will be paid by the end of our fiscal 2017.
The following table summarizes our restructuring accruals related to facility closures and employee separation charges. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets.

	Accrual at	Expense Additions	Cash Payments	Accrual at
	September 30, 2016			June 30, 2017
	(In thousands)
Facilities charges	$9,233	$1,729	$(2,147)	$8,815
Employee separation	—	2,742	(2,322)	420
	9,233	$4,471	$(4,469)	9,235
Less: current portion	(4,266)			(3,266)
Non-current	$4,967			$5,969
10. Income Taxes
Effective Tax Rate
The effective income tax rate was 28.6% and 30.4% during the quarters ended June 30, 2017 and 2016, respectively and 9.2% and 27.2% during the nine months ended June 30, 2017 and 2016, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the nine months ended June 30, 2017 was significantly impacted by the recording of excess tax benefits relating to stock awards that vested in December 2016. As a result of the adoption of ASU 2016-09 on October 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $23.5 million for the nine months ended June 30, 2017. We also anticipate the potential for increased periodic volatility in future effective tax rates as the impact of the continued application of ASU 2016-09 is dependent upon our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date and the exercise behavior of our stock option holders.
The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $7.8 million and $6.8 million at June 30, 2017 and September 30, 2016, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.5 million and $0.3 million related to unrecognized tax benefits as of June 30, 2017 and September 30, 2016, respectively.
11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$25,227	$34,987	$88,212	$77,344
Denominator - share:
Basic weighted-average shares	30,914	31,149	30,973	31,201
Effect of dilutive securities	1,310	1,164	1,367	1,136
Diluted weighted-average shares	32,224	32,313	32,340	32,337
Earnings per share:
Basic	$0.82	$1.12	$2.85	$2.48
Diluted	$0.78	$1.08	$2.73	$2.39
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were no options excluded for the quarters ended June 30, 2017 and 2016. There were approximately 11,000 and 12,000 options excluded for the nine months ended June 30, 2017 and 2016, respectively.

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
The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$87,443	$68,376	$10,876	$—	$166,695
Professional services	35,990	487	7,394	—	43,871
License	10,349	651	9,420	—	20,420
Total segment revenues	133,782	69,514	27,690	—	230,986
Segment operating expense	(95,357)	(14,013)	(31,312)	(26,724)	(167,406)
Segment operating income (loss)	$38,425	$55,501	$(3,622)	$(26,724)	63,580
Unallocated share-based compensation expense					(14,315)
Unallocated amortization expense					(3,365)
Unallocated restructuring and acquisition-related					(4,471)
Operating income					41,429
Unallocated interest expense, net					(6,653)
Unallocated other income, net					555
Income before income taxes					$35,331
Depreciation expense	$3,931	$239	$1,196	$331	$5,697

	Quarter Ended June 30, 2016
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$82,925	$59,781	$11,180	$—	$153,886
Professional services	36,560	822	6,922	—	44,304
License	22,080	527	17,981	—	40,588
Total segment revenues	141,565	61,130	36,083	—	238,778
Segment operating expense	(92,532)	(14,321)	(30,476)	(29,240)	(166,569)
Segment operating income (loss)	$49,033	$46,809	$5,607	$(29,240)	72,209
Unallocated share-based compensation expense					(13,404)
Unallocated amortization expense					(3,486)
Operating income					55,319
Unallocated interest expense, net					(6,781)
Unallocated other income, net					1,752
Income before income taxes					$50,290
Depreciation expense	$2,961	$211	$947	$354	$4,473

	Nine Months Ended June 30, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$258,337	$190,256	$33,011	$—	$481,604
Professional services	102,971	2,002	23,725	—	128,698
License	41,576	2,071	25,015	—	68,662
Total segment revenues	402,884	194,329	81,751	—	678,964
Segment operating expense	(294,608)	(41,816)	(91,549)	(76,580)	(504,553)
Segment operating income (loss)	$108,276	$152,513	$(9,798)	$(76,580)	174,411
Unallocated share-based compensation expense					(43,546)
Unallocated amortization expense					(9,997)
Unallocated restructuring and acquisition-related					(4,471)
Operating income					116,397
Unallocated interest expense, net					(19,403)
Unallocated other income, net					128
Income before income taxes					$97,122
Depreciation expense	$11,758	$741	$3,524	$1,021	$17,044

	Nine Months Ended June 30, 2016
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$244,659	$174,263	$32,779	$—	$451,701
Professional services	95,405	2,682	19,711	—	117,798
License	43,559	1,303	31,171	—	76,033
Total segment revenues	383,623	178,248	83,661	—	645,532
Segment operating expense	(267,924)	(42,580)	(82,890)	(75,184)	(468,578)
Segment operating income (loss)	$115,699	$135,668	$771	$(75,184)	176,954
Unallocated share-based compensation expense					(41,704)
Unallocated amortization expense					(10,573)
Operating income					124,677
Unallocated interest expense, net					(20,320)
Unallocated other income, net					1,853
Income before income taxes					$106,210
Depreciation expense	$8,413	$573	$2,582	$986	$12,554

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Form 8-K to be filed by us in fiscal 2017.
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
We derive a significant portion of our revenues from clients outside the United States. International revenues accounted for 34% and 36% of total consolidated revenues for the quarters ended June 30, 2017 and 2016, respectively, and 35% of total consolidated revenues for each of the nine-month periods ended June 30, 2017 and 2016. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 74% and 69% of our revenues were derived from within this industry during the quarters ended June 30, 2017 and 2016, respectively, and 74% and 72% of our revenues were derived from within this industry during the nine months ended June 30, 2017 and 2016, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under scoring, network service or internal hosted software arrangements, annual software maintenance fees and annual license fees under long-term software license arrangements. Arrangements with transactional or unit-based pricing accounted for 72% and 64% of our revenues during the quarters ended June 30, 2017 and 2016, respectively. Arrangements with transactional or unit-based pricing accounted for 71% and 70% of our revenues during the nine months ended June 30, 2017 and 2016, respectively.

Operating income decreased to $41.4 million and $116.4 million during the quarter and nine months ended June 30, 2017, respectively, from $55.3 million and $124.7 million during the quarter and nine months ended June 30, 2016, respectively. For our Scores segment, we continue to drive growth in both revenue and operating margin with our industry leading business-to-business FICO® Scores expanding further into the larger, faster growing U.S. consumer market. Scores revenue increased to $69.5 million and $194.3 million during the quarter and nine months ended June 30, 2017, respectively, from $61.1 million and $178.2 million during the quarter and nine months ended June 30, 2016, respectively, a 14% increase quarter over quarter and 9% increase year-to-date period over period. Scores operating income increased to $55.5 million and $152.5 million during the quarter and nine months ended June 30, 2017, respectively, from $46.8 million and $135.7 million during the quarter and nine months ended June 30, 2016, respectively, an 19% increase quarter over quarter and 12% increase year-to-date period over period. For our Applications and Decision Management Software segments, we continue to expand our investments in sales distributions and go-to-market. As a result, our bookings increased 26% for Applications and 2% for Decision Management Software quarter over quarter. We also continue to broaden our investment into product delivery, support and infrastructure operations, which was one of the primary drivers for the quarter-over-quarter decrease in our operating income or increase in our operating loss for these two segments.
In May 2017, our Board of Directors discontinued cash dividend payments in favor of using our excess cash flow for share repurchases. During the quarter and nine months ended June 30, 2017, we repurchased approximately 0.3 million shares at a total repurchase price of $45.9 million and 0.9 million shares at a total repurchase price of $120.5 million, respectively. As of June 30, 2017, we had $109.5 million remaining under our current stock repurchase program.
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

License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended June 30, 2017	$95.5	19%	14	29
Quarter Ended June 30, 2016	$78.8	28%	19	28
Nine Months Ended June 30, 2017	$283.0	34%	40	NM(a)
Nine Months Ended June 30, 2016	$297.7	33%	44	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 39% and 29% of total bookings for the quarters ended June 30, 2017 and 2016, respectively. Professional services bookings were 43% and 44% of total bookings for the quarters ended June 30, 2017 and 2016, respectively. License bookings were 18% and 27% of total bookings for the quarters ended June 30, 2017 and 2016, respectively.
Transactional and maintenance bookings were 37% and 38% of total bookings for the nine months ended June 30, 2017 and 2016, respectively. Professional services bookings were 45% and 44% of total bookings for the nine months ended June 30, 2017 and 2016, respectively. License bookings were 18% and 18% of total bookings for the nine months ended June 30, 2017 and 2016, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016	2017	2016
	(In thousands)				(In thousands)
Applications	$133,782	$141,565	58%	59%	$(7,783)	(5)%
Scores	69,514	61,130	30%	26%	8,384	14%
Decision Management Software	27,690	36,083	12%	15%	(8,393)	(23)%
Total	$230,986	$238,778	100%	100%	(7,792)	(3)%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016	2017	2016
	(In thousands)				(In thousands)
Applications	$402,884	$383,623	59%	59%	$19,261	5%
Scores	194,329	178,248	29%	28%	16,081	9%
Decision Management Software	81,751	83,661	12%	13%	(1,910)	(2)%
Total	$678,964	$645,532	100%	100%	33,432	5%

Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016

Applications

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$87,443	$82,925	$4,518	5%
Professional services	35,990	36,560	(570)	(2)%
License	10,349	22,080	(11,731)	(53)%
Total	$133,782	$141,565	(7,783)	(5)%
Applications segment revenues decreased $7.8 million primarily due to an $11.9 million decrease in our fraud solutions partially offset by a $2.7 million increase in our customer communications services. The decrease in fraud solutions was primarily attributable to a decrease in license revenue mainly driven by a couple of large multi-year license transactions during the quarter ended June 30, 2016. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our growth in the mobile communication market.

Scores

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$68,376	$59,781	$8,595	14%
Professional services	487	822	(335)	(41)%
License	651	527	124	24%
Total	$69,514	$61,130	8,384	14%
Scores segment revenues increased $8.4 million due to an increase of $5.0 million in our business-to-business scores revenue and $3.4 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to an increase in our transactional scores driven by new originations, prescreen, and account management. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended June 30, 2017 and 2016, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 21% of our total revenues, including revenues from these customers recorded in our other segments.

Decision Management Software

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$10,876	$11,180	$(304)	(3)%
Professional services	7,394	6,922	472	7%
License	9,420	17,981	(8,561)	(48)%
Total	$27,690	$36,083	(8,393)	(23)%
Decision Management Software segment revenues decreased $8.4 million primarily attributable to a decrease in license revenue related to our FICO® Blaze Advisor® product.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Applications

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$258,337	$244,659	$13,678	6%
Professional services	102,971	95,405	7,566	8%
License	41,576	43,559	(1,983)	(5)%
Total	$402,884	$383,623	19,261	5%
Applications segment revenues increased $19.3 million primarily due to a $9.5 million increase in our originations solutions and an $8.5 million increase in our customer communications services. The increase in originations solutions was primarily attributable to an increase in services and transactional revenues from our SaaS product. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our growth in the mobile communication market.

Scores

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$190,256	$174,263	$15,993	9%
Professional services	2,002	2,682	(680)	(25)%
License	2,071	1,303	768	59%
Total	$194,329	$178,248	16,081	9%
Scores segment revenues increased $16.1 million due to an increase of $8.7 million in our business-to-business scores revenue and $7.4 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to an increase in our transactional scores driven by new originations and prescreen. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the nine months ended June 30, 2017 and 2016, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for approximately 20% and 19%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.
Decision Management Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$33,011	$32,779	$232	1%
Professional services	23,725	19,711	4,014	20%
License	25,015	31,171	(6,156)	(20)%
Total	$81,751	$83,661	(1,910)	(2)%
Decision Management Software segment revenues decreased $1.9 million primarily attributable to a decrease in license revenue related to our FICO® Blaze Advisor® partially offset by an increase in services revenue related to our FICO® Decision Optimizer.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2017	2016	2017	2016
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$230,986	$238,778	100%	100%	$(7,792)	(3)%
Operating expenses:
Cost of revenues	69,793	66,384	30%	28%	3,409	5%
Research and development	27,839	26,417	12%	11%	1,422	5%
Selling, general and administrative	84,089	87,172	37%	37%	(3,083)	(4)%
Amortization of intangible assets	3,365	3,486	1%	1%	(121)	(3)%
Restructuring and acquisition-related	4,471	—	2%	—%	4,471	—%
Total operating expenses	189,557	183,459	82%	77%	6,098	3%
Operating income	41,429	55,319	18%	23%	(13,890)	(25)%
Interest expense, net	(6,653)	(6,781)	(3)%	(3)%	128	(2)%
Other income, net	555	1,752	—%	1%	(1,197)	(68)%
Income before income taxes	35,331	50,290	15%	21%	(14,959)	(30)%
Provision for income taxes	10,104	15,303	4%	6%	(5,199)	(34)%
Net income	$25,227	$34,987	11%	15%	(9,760)	(28)%
Number of employees at quarter end	3,257	3,008			249	8%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2017	2016	2017	2016
	(In thousands)				(In thousands)
Revenues	$678,964	$645,532	100%	100%	$33,432	5%
Operating expenses:
Cost of revenues	211,921	190,875	31%	29%	21,046	11%
Research and development	80,644	75,896	12%	12%	4,748	6%
Selling, general and administrative	255,534	243,511	38%	38%	12,023	5%
Amortization of intangible assets	9,997	10,573	1%	2%	(576)	(5)%
Restructuring and acquisition-related	4,471	—	1%	—%	4,471	—%
Total operating expenses	562,567	520,855	83%	81%	41,712	8%
Operating income	116,397	124,677	17%	19%	(8,280)	(7)%
Interest expense, net	(19,403)	(20,320)	(3)%	(3)%	917	(5)%
Other income, net	128	1,853	—%	—%	(1,725)	(93)%
Income before income taxes	97,122	106,210	14%	16%	(9,088)	(9)%
Provision for income taxes	8,910	28,866	1%	4%	(19,956)	(69)%
Net income	$88,212	$77,344	13%	12%	10,868	14%
Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
Cost of revenues as a percentage of revenues increased to 30% during the quarter ended June 30, 2017 from 28% during the quarter ended June 30, 2016. The $3.4 million increase was primarily attributable to a $3.2 million increase in personnel and labor costs and a $1.4 million increase in allocated facilities and infrastructure costs, partially offset by a $1.2 million decrease in direct materials cost. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost. The increase in allocated facilities and infrastructure costs was primarily attributable to increased resource requirement due to our expanded investment in product delivery, support and infrastructure operations. The decrease in direct materials cost was primarily due to a decrease in third-party royalties cost as a result of decreased license revenue, partially offset by an increase in telecommunications cost driven by higher revenue in customer communications services.
Cost of revenues as a percentage of revenues increased to 31% during the nine months ended June 30, 2017 from 29% during the nine months ended June 30, 2016. The year-to-date period over period increase of $21.0 million was primarily attributable to a $15.3 million increase in personnel and labor costs, and a $6.2 million increase in allocated facilities and infrastructure costs. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost driven by higher services revenue and an increase in salaries and benefit costs as a result of our increased headcount. The increase in allocated facilities and infrastructure costs was primarily attributable to increased resource requirement due to our expanded investment in product delivery, support and infrastructure operations.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2017.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.

Research and development expenses increased $1.4 million to $27.8 million during the quarter ended June 30, 2017 from $26.4 million during the quarter ended June 30, 2016. The increase was primarily attributable to an increase in personnel and labor cost driven by our increased headcount. Research and development expenses as a percentage of revenues was 12% during the quarter ended June 30, 2017, materially consistent with those incurred during the quarter ended June 30, 2016.
Research and development expenses increased $4.7 million to $80.6 million during the nine months ended June 30, 2017 from $75.9 million during the nine months ended June 30, 2016. The increase was primarily attributable to an increase in personnel and labor cost driven by our increased headcount. Research and development expenses as a percentage of revenues was 12% during the nine months ended June 30, 2017, consistent with those incurred during the nine months ended June 30, 2016.
Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2017.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses decreased $3.1 million to $84.1 million during the quarter ended June 30, 2017 from $87.2 million during the quarter ended June 30, 2016, primarily attributable to a decrease in travel costs and marketing expenses, driven by a company-wide marketing event during the quarter ended June 30, 2016. Selling, general and administrative expenses as a percentage of revenues was 37% during the quarter ended June 30, 2017, consistent with those incurred during the quarter ended June 30, 2016.
Selling, general and administrative expenses increased $12.0 million to $255.5 million during the nine months ended June 30, 2017 from $243.5 million during the nine months ended June 30, 2016, primarily driven by our continued investment in sales distribution and go-to-market. Selling, general and administrative expenses as a percentage of revenues was 38% during the nine months ended June 30, 2017, consistent with those incurred during the nine months ended June 30, 2016.
Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during the quarter ended June 30, 2017.
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
Amortization expense was $3.4 million and $10.0 million for the quarter and nine months ended June 30, 2017, respectively. Over the next several quarters we expect that amortization expense will be lower than the amortization expense we recorded during the quarter ended June 30, 2017 due to certain intangible assets associated with our HNC and Adeptra acquisitions becoming fully amortized in August and September 2017, respectively.
Restructuring
During both the quarter and nine months ended June 30, 2017, we incurred net charges totaling $4.5 million consisting of $1.7 million in facilities charges associated with vacating excess leased space in San Rafael and $2.8 million in severance charges due to the elimination of 79 positions throughout the Company. Cash payment for all the facilities charges will be paid by the end of our fiscal 2020. Cash payment for all the employee separation costs will be paid by the end of our fiscal 2017.
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

The quarter over quarter decrease in interest expense of $0.1 million was primarily attributable to the $60.0 million principal payment in July 2016 on the senior notes issued in July 2010 resulting in lower average debt balance for the quarter ended June 30, 2017, partially offset by a higher average outstanding balance on our revolving line of credit.
The year-to-date period over period decrease in interest expense of $0.9 million was primarily attributable to the $60.0 million principal payment in July 2016 on the senior notes issued in July 2010 resulting in lower average debt balance for the nine months ended June 30, 2017, partially offset by a higher average outstanding balance on our revolving line of credit.
Over the next several quarters we expect net interest expense will be lower than the net interest expense incurred during the quarter ended June 30, 2017.
Other Income, Net
Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The quarter over quarter decrease in other income, net of $1.2 million was primarily attributable to an increase in foreign currency exchange loss during the quarter ended June 30, 2017.
The year-to-date period over period decrease in other income, net of $1.7 million was primarily attributable to an increase in foreign currency exchange loss during the nine months ended June 30, 2017.
Provision for Income Taxes
The effective income tax rate was 28.6% and 30.4% during the quarters ended June 30, 2017 and 2016, respectively, and 9.2% and 27.2% during the nine months ended June 30, 2017 and 2016, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the nine months ended June 30, 2017 was significantly impacted by the recording of excess tax benefits relating to stock awards that vested in December 2016. As a result of the adoption of ASU 2016-09 on October 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $23.5 million for the nine months ended June 30, 2017. We also anticipate the potential for increased periodic volatility in future effective tax rates as the impact of the continued application of ASU 2016-09 is dependent upon our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date and the exercise behavior of the our stock option holders.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and nine-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016
	(In thousands)		(In thousands)
Applications	$38,425	$49,033	$(10,608)	(22)%
Scores	55,501	46,809	8,692	19%
Decision Management Software	(3,622)	5,607	(9,229)	(165)%
Corporate expenses	(26,724)	(29,240)	2,516	(9)%
Total segment operating income	63,580	72,209	(8,629)	(12)%
Unallocated share-based compensation	(14,315)	(13,404)	(911)	7%
Unallocated amortization expense	(3,365)	(3,486)	121	(3)%
Unallocated restructuring and acquisition-related	(4,471)	—	(4,471)	—%
Operating income	$41,429	$55,319	(13,890)	(25)%

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016
	(In thousands)		(In thousands)
Applications	$108,276	$115,699	$(7,423)	(6)%
Scores	152,513	135,668	16,845	12%
Decision Management Software	(9,798)	771	(10,569)	(1,371)%
Corporate expenses	(76,580)	(75,184)	(1,396)	2%
Total segment operating income	174,411	176,954	(2,543)	(1)%
Unallocated share-based compensation	(43,546)	(41,704)	(1,842)	4%
Unallocated amortization expense	(9,997)	(10,573)	576	(5)%
Unallocated restructuring and acquisition-related	(4,471)	—	(4,471)	—%
Operating income	$116,397	$124,677	(8,280)	(7)%
Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)				(In thousands)
Segment revenues	$133,782	$141,565	100%	100%	$402,884	$383,623	100%	100%
Segment operating expense	(95,357)	(92,532)	(71)%	(65)%	(294,608)	(267,924)	(73)%	(70)%
Segment operating income	$38,425	$49,033	29%	35%	$108,276	$115,699	27%	30%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)				(In thousands)
Segment revenues	$69,514	$61,130	100%	100%	$194,329	$178,248	100%	100%
Segment operating expense	(14,013)	(14,321)	(20)%	(23)%	(41,816)	(42,580)	(22)%	(24)%
Segment operating income	$55,501	$46,809	80%	77%	$152,513	$135,668	78%	76%

Decision Management Software

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)				(In thousands)
Segment revenues	$27,690	$36,083	100%	100%	$81,751	$83,661	100%	100%
Segment operating expense	(31,312)	(30,476)	(113)%	(84)%	(91,549)	(82,890)	(112)%	(99)%
Segment operating income (loss)	$(3,622)	$5,607	(13)%	16%	$(9,798)	$771	(12)%	1%
The quarter over quarter $13.9 million decrease in operating income was attributable to a $7.8 million decrease in segment revenues, a $4.5 million increase in restructuring and acquisition-related cost, a $3.3 million increase in segment operating expenses, and a $0.9 million increase in share-based compensation cost, partially offset by a $2.5 million decrease in corporate expenses, and a $0.1 million decrease in amortization cost.
At the segment level, the quarter over quarter $8.6 million decrease in segment operating income was the result of a $10.6 million decrease in our Applications segment operating income and a $9.2 million decrease in our Decision Management Software segment operating income, partially offset by an $8.7 million increase in our Scores segment operating income, and a $2.5 million decrease in corporate expense.
The quarter over quarter $10.6 million decrease in Applications segment operating income was due to a $7.8 million decrease in segment revenues and a $2.8 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications decreased to 29% from 35% primarily due to a decrease in sales of our higher-margin software products, an increase in professional services delivery cost, as well as our expanded investment in product delivery, support and infrastructure operations.
The quarter over quarter $8.7 million increase in Scores segment operating income was due to an $8.4 million increase in segment revenue and a $0.3 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 80% from 77% primarily due to an increase in sales of our higher-margin score products.
The quarter over quarter $9.2 million decrease in Decision Management Software segment operating income (loss) was due to an $8.4 million decrease in segment revenue and a $0.8 million increase in segment operating expenses. Segment operating margin for Decision Management Software decreased to a negative 13% from a positive 16% primarily due to a decrease in sales of our higher-margin software products, our continued investment in sales distribution, and expanded investment in cloud infrastructure operations.
The year-to-date period over period decrease of $8.3 million in operating income was attributable to a $34.6 million increase in segment operating expenses, a $4.5 million increase in restructuring and acquisition-related cost, a $1.8 million increase in share-based compensation cost, and a $1.4 million increase in corporate expenses, partially offset by a $33.4 million increase in segment revenues and a $0.6 million decrease in amortization cost.

At the segment level, the year-to-date period over period decrease of $2.5 million in segment operating income was the result of a $10.6 million increase in our Decision Management Software segment operating loss, a $7.4 million decrease in our Applications segment operating income, and a $1.3 million increase in corporate expenses, partially offset by a $16.8 million increase in our Scores segment operating income.
The year-to-date period over period $7.4 million decrease in Applications segment operating income was due to a $26.7 million increase in segment operating expenses, partially offset by a $19.3 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 27% from 30% primarily due to an increase in professional services delivery cost, as well as our expanded investment in product delivery, support and infrastructure operations.
The year-to-date period over period $16.8 million increase in Scores segment operating income was attributable to a $16.1 million increase in segment revenues and a $0.7 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 78% from 76% primarily due to an increase in sales of our higher-margin score products.

The year-to-date period over period $10.6 million decrease in Decision Management Software segment operating income (loss) was attributable to an $8.6 million increase in segment operating expenses and a $2.0 million decrease in segment revenue. Segment operating margin for Decision Management Software decreased to a negative 12% from a positive 1% primarily due to a decrease in sales of our higher-margin software products, our continued investment in sales distribution, and expanded investment in cloud infrastructure operations.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2017, we had $130.7 million in cash and cash equivalents, which included $118.1 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $500 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $72.0 million principal payment due in July 2017 on our senior notes issued in July 2010 and the $131.0 million principal payment due in May 2018 on our senior notes issued in May 2008. Additionally, we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future.
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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2017	2016
	(In thousands)
Cash provided by (used in):
Operating activities	$171,423	$177,725	$(6,302)
Investing activities	(15,569)	(18,187)	2,618
Financing activities	(102,791)	(125,178)	22,387
Effect of exchange rate changes on cash	1,678	(2,325)	4,003
Increase in cash and cash equivalents	$54,741	$32,035	22,706

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $171.4 million during the nine months ended June 30, 2017 from $177.7 million during the nine months ended June 30, 2016. The $6.3 million decrease was mainly attributable to the $15.7 million excess tax benefits related to share-based payments that was recorded as an increase to additional paid-in capital in the prior year but was recorded as a reduction of income tax expense in the current year as a result of our early adoption of ASU 2016-09 effective October 1, 2016, partially offset by an $10.9 million increase in net income.
Cash Flows from Investing Activities
Net cash used in investing activities decreased to $15.6 million for nine months ended June 30, 2017 from $18.2 million for the nine months ended June 30, 2016. The $2.6 million decrease was mainly attributable to $5.7 million net cash used in our acquisition of QuadMetrics during the nine months ended June 30, 2016, partially offset by a $2.3 million increase in net cash used in purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities decreased to $102.8 million for the nine months ended June 30, 2017 from $125.2 million for the nine months ended June 30, 2016. The $22.4 million decrease was mainly due to a $48.0 million increase in proceeds, net of payments, from our revolving line of credit, and a $4.8 million increase in proceeds from stock options exercise, partially offset by a $20.2 million increase in repurchases of common stock, and a $10.8 million increase in taxes paid related to net share settlement of equity awards.
Repurchases of Common Stock
In July 2016, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. Pursuant to this program, we repurchased 340,000 shares of our common stock at a total repurchase price of $45.9 million and 946,340 shares of our common stock at a total repurchase price of $120.5 million during the quarter and nine months ended June 30, 2017, respectively. We had $109.5 million remaining under the July 2016 authorization as of June 30, 2017.
Dividends
In May 2017, our Board of Directors determined to discontinue cash dividend payments in favor of using our excess cash flow for share repurchases.
Revolving Line of Credit
In June 2017, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit to $500 million with an option to increase it by another $100 million. The revolving line of credit expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2017, we had $296.0 million in borrowings outstanding at a weighted average interest rate of 2.334% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.4% and the weighted average maturity is 8.7 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of June 30, 2017, the carrying value of the Senior Notes was $315.8 million and we were in compliance with all financial covenants under these facilities.
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

Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our condensed consolidated balance sheet using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our condensed consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase. We have historically had minimal changes in our valuation allowances related to deferred tax assets, as described in Note 10 to the accompanying condensed consolidated financial statements.
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the technical merits of the tax position indicate it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions and they are evaluated on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. Historically, settlements related to our unrecognized tax benefits have been minimal, as described in Note 10 to the accompanying consolidated financial statements.
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

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective October 1, 2016, we early adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, we recognized $2.7 million and $23.5 million of excess tax benefits related to share-based payments in our provision for income taxes for the quarter and nine months ended June 30, 2017, respectively. These items were historically recorded as additional paid-in capital. We elected to apply the change retrospectively in presentation to our condensed consolidated statements of cash flows and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows, which resulted in increases to both net cash provided by operating activities and net cash used in financing activities of $16.1 million for the nine months ended June 30, 2016. Our adoption of ASU 2016-09 also impacted the calculation of diluted weighted-average shares under the treasury stock method as we no longer increase or decrease the assumed proceeds from an employee vesting in, or exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital. For the quarter and nine months ended June 30, 2017, the impact was immaterial. Given our historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU 2016-09. Furthermore, we elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each period.
Effective October 1, 2016, we retrospectively adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption, at June 30, 2017, the amount of debt issuance costs reflected as a deduction of long-term debt was $0.2 million. At September 30, 2016, the amount of debt issuance costs reclassified from other assets to a deduction of long-term debt was $0.4 million.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2017 and September 30, 2016:

	June 30, 2017			September 30, 2016
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$130,667	$130,667	0.41%	$75,926	$75,926	0.17%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$131,000	$135,369	$131,000	$139,902
The 2010 Senior Notes	185,000	191,212	185,000	195,715
Debt issuance costs	(233)	(233)	(376)	(376)
Total	$315,767	$326,348	$315,624	$335,241

We have a $500 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $296.0 million in borrowings outstanding at a weighted average interest rate of 2.334% under the credit facility as of June 30, 2017.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2017 and September 30, 2016:

	June 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	4,250	$4,886	$—
Buy foreign currency:
British pound (GBP)	GBP	5,451	$7,100	$—

	September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	$—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	$—
The foreign currency forward contracts were entered into on June 30, 2017 and September 30, 2016, respectively; therefore, their fair value was $0 on each of these dates.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2017 through April 30, 2017	11,327	$131.86	—	$155,354,116
May 1, 2017 through May 31, 2017	125,340	$133.55	120,000	$139,342,682
June 1, 2017 through June 30, 2017	221,402	$135.72	220,000	$109,482,568
	358,069	$134.84	340,000	$109,482,568

(1)	Includes 18,069 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2017.

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

10.1
Commitment Increase Agreement and Second Amendment to Credit Agreement dated as of June 26, 2017 by and among Fair Isaac Corporation, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2017 (file no. 001-11689)).

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

FAIR ISAAC CORPORATION

DATE:	July 31, 2017

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 31, 2017

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
To Fair Isaac Corporation Report On Form 10-Q
For The Quarterly Period Ended June 30, 2017

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation.	Incorporated by Reference

3.2	By-laws of Fair Isaac Corporation.	Incorporated by Reference

10.1
Commitment Increase Agreement and Second Amendment to Credit Agreement dated as of June 26, 2017 by and among Fair Isaac Corporation, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent
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