Form 10-K
period 2017-09-30
FAIR ISAAC CORP
filed 2017-11-09
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,637,371,198 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 27, 2017 was 29,990,221 (excluding 58,866,562 shares held by the Company as treasury stock).
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2018.

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2018.

PART I
Item 1. Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) provides products, solutions and services that enable businesses to automate, improve and connect decisions to enhance business performance. Our predictive analytics, which includes the industry-standard FICO® Score, and our decision management systems leverage the use of big data and mathematical algorithms to predict consumer behavior and power hundreds of billions of customer decisions each year.

We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in over 100 countries use our decision management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive companies, pharmaceutical companies, healthcare organizations, public agencies and organizations in other industries. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure in the U.S. of consumer credit risk, empowering them to manage their financial health.

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

Segment revenues, operating income and related financial information for fiscal 2017, 2016 and 2015 are set forth in Note 17 to the accompanying consolidated financial statements.

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
Applications

We develop industry-tailored decision management applications, which apply analytics, data management and decision management software to specific business challenges and processes. Our applications primarily serve clients in the banking, insurance, telecommunications, healthcare, retail and public sectors. During fiscal 2017, we continued to expand our product offerings for the FICO® Analytic Cloud, resulting in increased sales opportunities by accommodating small to mid-size businesses that benefit from the affordability and simplicity of cloud-based solutions. Within our Applications segment, our fraud solutions accounted for 19%, 20% and 23% of total revenues in each of fiscal 2017, 2016 and 2015, respectively; our customer communication services accounted for 10%, 9% and 8% of total revenues for each of these periods, respectively; and our customer management solutions accounted for 8%, 9% and 9% of total revenues in each of these periods, respectively.

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

Our leading fraud detection solution is the FICO® Falcon® Platform, recognized as a leader in global payment card fraud detection. The Falcon® Platform examines transaction, cardholder, account, customer, device and merchant data to detect a wide range of payment card fraud quickly and accurately utilizing artificial intelligence technology. It analyzes payment transactions in real time, assesses the risk of fraud in a fraud score, and provides the ability for user-defined variables and rules strategies to be used in conjunction with the fraud score to prevent fraud while expediting legitimate transactions. Adaptive analytics, a form of self-learning models, can also be employed to accelerate our customers’ response to evolving fraud tactics.

FICO® Fraud Predictor with Merchant Profiles is used in conjunction with the Falcon® Platform to improve fraud detection rates through the inclusion of merchant profiles, which is especially important for online transactions. Merchant profiles are built using fraud and transactional data that include characteristics revealing which merchants have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant, among others.

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

FICO offers a comprehensive modular set of compliance solutions to fight money-laundering, terrorist financing, and to fulfill custom requirements for governance, risk and compliance. These solutions are based on the acquisition of TONBELLER Aktiengesellschaft (“TONBELLER”) combined with FICO’s legacy fraud analytics, such as those used in the FICO® Falcon® Platform.

FICO’s cybersecurity products utilize predictive analytics to deliver enterprise-level risk assessments as well as prioritization of tactical cyber threat response. The FICO® Enterprise Security Score provides an empirically derived score that conveys the security posture of an organization and the likelihood of a material data breach in the next 12 months. The score is used to manage the cyber risk of an enterprise as well as risks introduced by trusted business partners. Separately, FICO® Falcon® Cybersecurity Analytics utilizes advanced streaming self-learning models to help organizations detect and remediate cyber attacks by reducing the dwell time between when an attack occurs and when it is recognized. These products can be used independently or together as part of a comprehensive cyber risk management program.

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

Customer Communication Services

FICO® Customer Communication Services provide customer engagement, fraud resolution, and collections solutions in the cloud. It enables leading financial services institutions, utilities, telecommunications firms, insurers, and other businesses to engage in automated two-way communications. It allows businesses to reach customers in real time using short message service (“SMS”), mobile applications, automated voice, email and other channels; resolve matters such as verification of suspicious credit or debit card transactions; request missed payments; and resolve customer service issues. FICO® Customer Communication Services, combined with FICO’s decision management applications, allow businesses to execute and resolve customer interactions while improving customer outcomes.

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

Scores

Our FICO® Scores are used in the majority of U.S. credit decisions, by nearly all of the major banks, credit card organizations, mortgage lenders and auto loan originators. These credit scores, developed based on third-party data, provide a consistent and objective measure of an individual’s credit risk. Credit grantors use our FICO® Scores in a variety of ways: to prescreen candidates for marketing programs; to evaluate applicants for new credit; and to manage existing customer accounts. FICO® Score is a three-digit score ranging from 300-850. They are calculated by running data from the three U.S. national credit reporting agencies, Experian, TransUnion and Equifax, through one of several proprietary scoring models developed by FICO. Lenders generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies pay an associated fee to us. FICO® Score 9, the most recent version of the FICO® Score, was released in early fiscal 2015.

While the core FICO® Score is the foundation of our scoring portfolio, we offer a number of other broad-based scores, including several specific FICO® Industry Scores. We also develop various custom scores for our financial services clients. The FICO® Score XD expands the scorable population using alternative credit data. FICO® Score XD looks at public records and property data, and a consumer’s history with mobile, landline phone and cable payments, to generate scores on the same 300-850 scale as standard FICO® Scores. FICO® Score XD is available to lenders from LexisNexis Risk Solutions and Equifax.

Outside the U.S., we offer the FICO® Score for consumers, and in some cases for small and medium enterprises, through credit reporting agencies in 16 countries worldwide. We have installed client-specific versions of the FICO® Score in nine countries. Like FICO® Scores in the U.S., these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of marketing prospects and credit applicants. FICO® Scores are in use or being implemented in 20 different countries across five continents outside the U.S.

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

The myFICO® products and subscription offerings are available online at www.myfico.com. Consumers can use the myFICO.com website to purchase their FICO® Scores, including credit reports associated with the scores, explanations of the factors affecting their scores, and customized information on how to manage their scores. We make available the 28 most widely used versions of the FICO® Score from the three major U.S. credit bureaus through our myFICO® service, representing approximately 95% of all FICO® Scores sold and used by lenders. Customers can use products to simulate how taking specific actions would affect their FICO® Score. Consumers can also subscribe to monitoring services, which deliver alerts via email and text when changes to a user’s FICO® Scores or other credit report content are detected. In addition, consumers can purchase identity theft monitoring products that alert consumers of potential risks of identity fraud with comprehensive detection and identity restoration services.

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

During fiscal 2017, FICO continued to enhance the FICO® Decision Management Suite, a collection of tools for building, extending, deploying and scaling applications and solutions. The Decision Management Suite includes the FICO® Decision Management Platform, along with capabilities for building and customizing predictive analytic, decisioning, and optimization components and services; developing, orchestrating and publishing analytics-powered applications; and visualizing, analyzing and reporting data trends. The FICO® Decision Management Suite is available in the FICO® Analytic Cloud and on-premises; businesses can choose either or both deployments depending on their specific needs, IT environments and other factors. Recent upgrades and enhancements to the functionality in the suite include:

•	FICO® Decision Management Platform, the fundamental backbone of the Suite, which dramatically improves performance, data interchange, model tracking and user collaboration;

•	FICO® Decision Management Streaming (formerly known as Data Management Integration Platform), which improves scale, performance and versatility; and

•
FICO® Decision Central™ (formerly known as Model Central), an analytic and decision model management tool, which expands its versatility and usability across a much broader range of implementations and use cases.

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail, healthcare and public agencies. End users of our products include 98 of the 100 largest financial institutions in the U.S., and two-thirds of the largest 100 banks in the world. Our clients also include more than 700 insurers, including nine of the top ten U.S. property and casualty insurers; more than 400 retailers and general merchandisers, including more than one-third of the top 100 U.S. retailers; more than 150 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including seven of the world’s top ten pharmaceuticals companies. All of the top ten companies on the 2017 Fortune 500 list use FICO’s solutions. In addition, our consumer services are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major U.S. credit reporting agencies.

In the U.S., we market our products and services primarily through our own direct sales organization that is organized around vertical markets. Sales groups are based in our headquarters and in field offices strategically located both in and outside the U.S. We also market our products through indirect channels, including alliance partners and other resellers.

Our scores are marketed and sold through credit reporting agencies. During fiscal 2017, 2016 and 2015, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 20%, 19% and 16% of our total revenues, respectively.

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
Revenues from international customers, including end users and resellers, amounted to 36%, 36% and 40% of our total revenues in fiscal 2017, 2016 and 2015, respectively. See Note 17 to the accompanying consolidated financial statements for a summary of our operating segments and geographic information.

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

In fiscal 2017, we continued to make progress with our FICO® Analytic Cloud and FICO® Decision Management Platform initiatives. We have made many of our software solutions, which were previously available only as on-premises software installations, into SaaS solutions hosted on our cloud. The FICO® Decision Management Suite enables clients to use FICO tools, along with rapid application development tools and visualization tools, to quickly develop their own decision management applications and services. We continue to add functionality to the platform as well as host additional FICO applications in the cloud. These ongoing initiatives are driven by enhancing our core technical capabilities listed below, and extending them through partnerships with other technology providers as well as through employing open source software.

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

Cybersecurity. We continue to seek projects in the cybersecurity and security information and event management space that leverage FICO’s streaming analytics, transaction profiling and unsupervised modeling technologies. These technologies include those successfully leveraged by our fraud management systems, including the FICO® Falcon® Platform, and new methods we believe to be unique approaches for detecting certain types of cyber security threats.
Research and Development Activities
Our research and development expenses were $110.9 million, $103.7 million and $98.8 million in fiscal 2017, 2016 and 2015, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to existing products, we use our own development tools extensively.
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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 166 U.S. and 17 foreign patents with 86 applications pending.
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

PERSONNEL
As of September 30, 2017, we employed 3,299 persons worldwide. Of these, 169 full-time employees were located in our San Jose, California office, 366 full-time employees were located in our San Diego, California office, 187 full-time employees were located in our San Rafael, California office, 186 full-time employees were located in our Roseville, Minnesota office, 130 full-time employees were located in our Fairfax, Virginia office, 786 full-time employees were located in our India-based offices and 344 full-time employees were located in our United Kingdom-based offices. None of our employees are covered by a collective bargaining agreement other than to the extent mandated by applicable law in certain foreign jurisdictions, and no work stoppages have been experienced.
Information regarding our executive officers is included in Item 10, Directors, Executive Officers and Corporate Governance, of this Annual Report on Form 10-K.
Item 1A. Risk Factors

Risks Related to Our Business

We continue to expand the pursuit of our Decision Management strategy, and we may not be successful, which could cause our growth prospects and results of operations to suffer.

We continue to expand the pursuit of our business objective to become a leader in helping businesses automate and improve decisions across their enterprises, an approach that we commonly refer to as Decision Management, or “DM.” Our DM strategy is designed to enable us to increase our business by selling multiple products to clients, as well as to enable the development of custom client solutions that may lead to opportunities to develop new proprietary scores or other new proprietary products. Our DM strategy is also increasingly focused on the delivery of our products through cloud-based deployments. The market may be unreceptive to our general DM business approach, including being unreceptive to purchasing multiple products from us, unreceptive to our customized solutions, or unreceptive to our cloud-based offerings. As we continue to pursue our DM strategy, we may experience volatility in our revenues and operating results caused by various factors, including differences in revenue recognition treatment between our cloud-based offerings and on-premise software licenses, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales and delivery methods. If our DM strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.

We derive a substantial portion of our revenues from a small number of products and services, and if the market does not continue to accept these products and services, our revenues will decline.

We expect that revenues derived from our scoring solutions, fraud solutions, customer communication services, customer management solutions and decision management software will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

•	changes in the business analytics industry;

•	changes in technology;

•	our inability to obtain or use key data for our products;

•	saturation or contraction of market demand;

•	loss of key customers;

•	industry consolidation;

•	failure to successfully adopt cloud-based technologies;

•	failure to execute our selling approach; and

•	inability to successfully sell our products in new vertical markets.

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

Most of our customers are relatively large enterprises, such as banks, credit card processors, insurance companies, healthcare firms, telecommunications providers, retailers and public agencies. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.

In addition, the U.S. and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The European Union (“E.U.”) continues to face great economic uncertainty which could impact the overall world economy or various other regional economies. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Such disruption could result in a decline in the volume of transactions that we execute for our customers.

We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, Experian, TransUnion and Equifax, and other parties that distribute our products to certain markets. The loss of or a significant change in a relationship with one of these credit reporting agencies with respect to their distribution of our products or with respect to our myFICO® offerings, the loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with a significant third-party distributor (including credit card processors), or the delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.

We rely on relationships with third parties for marketing, distribution and certain services. If we experience difficulties in these relationships, our future revenues may be adversely affected.

Most of our products rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scores segment relies on, among others, Experian, TransUnion and Equifax. Failure of our existing and future distributors to generate significant revenues, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances, could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, Experian, TransUnion and Equifax have developed a credit scoring product to compete directly with our products and are collectively attempting to sell the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.

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

The market price of our common stock may be volatile and could be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses are fixed and will not be affected by short-term fluctuations in revenues, short-term fluctuations in revenues may significantly impact operating results. Additional factors that may cause our stock price to fluctuate include the following:

•	variability in demand from our existing customers;

•	failure to meet the expectations of market analysts;

•	changes in recommendations by market analysts;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increases the likelihood of short-term fluctuation in revenues;

•	consumer or customer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive and other conditions in the consumer credit, banking and insurance industries;

•	fluctuations in domestic and international economic conditions;

•	our ability to complete large installations, and to adopt and configure cloud-based deployments, on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.

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

Large portions of our customer agreements are consummated in the weeks immediately preceding quarter end. Before these agreements are consummated, we create and rely on forecasted revenues for planning, modeling and earnings guidance. Forecasts, however, are only estimates and actual results may vary for a particular quarter or longer periods of time. Consequently, significant discrepancies between actual and forecasted results could limit our ability to plan, budget or provide accurate guidance, which could adversely affect our stock price. Any publicly-stated revenue or earnings projections are subject to this risk.

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

Our business requires the storage, transmission and utilization of sensitive consumer and customer information. Many of our products are provided by us through the Internet. Security breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our systems or to consumer or customer information, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Security compromises experienced by our competitors, by our distributors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results.

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

In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technologies, cloud-based technologies and the use of the Internet. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, or if we fail to bring product enhancements or new product developments to market quickly enough, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to:

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

We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing credit card fraud, such as credit cards that contain the cardholder’s photograph; smart cards; cardholder verification and authentication solutions; biometric measures on devices including fingerprint and face matching; and other card authorization techniques and user verification techniques. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do, and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. For example, Experian, TransUnion and Equifax have formed an alliance that has developed a credit scoring product competitive with our products. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.

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

Laws and regulations in the U.S. and abroad that apply to us or to our customers may expose us to liability, cause us to incur significant expense, affect our ability to compete in certain markets, limit the profitability of or demand for our products, or render our products obsolete. If these laws and regulations require us to change our products and services, it could adversely affect our business and results of operations. New legislation or regulations, or changes to existing laws and regulations, may also negatively impact our business and increase our costs of doing business.

Laws and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision and future lawsuits arising from our products and services. Laws and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Laws and regulations that may affect our business and our current and prospective customers’ activities include, but are not limited to, those in the following significant regulatory areas:

•	Use of data by creditors and consumer reporting agencies (e.g., the U.S. Fair Credit Reporting Act);

•
Laws and regulations that limit the use of credit scoring models (e.g., state “mortgage trigger” or “inquiries” laws, state insurance restrictions on the use of credit-based insurance scores, and the E.U. Consumer Credit Directive);

•	Fair lending laws (e.g., the U.S. Truth In Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, and the Fair Housing Act);

•
Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information, require security procedures, or otherwise apply to the collection, processing, storage, use and transmission of protected data (e.g., the U.S. Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act; the E.U. Data Protection Directive and the country-specific regulations that implement that directive; the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; and identity theft, file freezing, security breach notification and similar state privacy laws);

•	Extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards;

•	Regulations and guidelines applicable to secondary market participants (e.g., Fannie Mae and Freddie Mac) that could have an impact on our products;

•
Laws and regulations applicable to our customer communication clients and their use of our products and services (e.g., the Telemarketing Sales Rule, Telephone Consumer Protection Act and regulations promulgated thereunder);

•	Laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•
The application or extension of consumer protection laws, including implementing regulations (e.g., the Consumer Financial Protection Act, the Federal Trade Commission Act, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, and the Credit Repair Organizations Act);

•	Laws and regulations governing the use of the Internet and social media, telemarketing, advertising, endorsements and testimonials;

•	Anti-bribery and corruption laws and regulations (e.g., the Foreign Corrupt Practices Act);

•	Financial regulatory standards (e.g., Sarbanes-Oxley Act requirements to maintain and verify internal process controls, including controls for material event awareness and notification);

•	Regulatory requirements for managing third parties (e.g., vendors, contractors, suppliers and distributors);

•	Anti-money laundering laws and regulations (e.g., the Bank Secrecy Act and the USA Patriot Act);

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

In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business or affect the demand for our products and services. For example, on April 14, 2016, the European Parliament formally adopted the General Data Protection Regulation (the “GDPR”), which will supersede the existing Data Protection Directive of 95/46/EC in 2018. The GDPR imposes more stringent operational requirements for entities processing personal information and greater penalties for noncompliance. The costs and other burdens of compliance with privacy and data security laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.

In addition to existing laws and regulations, changes in the U.S. or foreign legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. The laws and regulations above, and changes to them, could affect the demand for or profitability of our products, including scoring and consumer products. New laws and regulations pertaining to our customers could cause them to pursue new strategies, reducing the demand for our products.

Our revenues depend, to a great extent, upon conditions in the banking (including consumer credit) and insurance industries. If our clients’ industries experience uncertainty, it will likely harm our business, financial condition or results of operations.

During fiscal 2017, 76% of our revenues were derived from sales of products and services to the banking and insurance industries. Global economic uncertainty experienced in the U.S. and other key international economies in the past produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for disruptions presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions.

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

Risks Related to External Conditions

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

For example, on June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, on March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations regarding its exit from the E.U. The U.K. has two years to complete these negotiations, and the future relationship between the U.K. and the E.U. remains unknown. Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

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

A growing portion of our revenues is derived from international sales. During fiscal 2017, 36% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

•
approximately 96,000 square feet of office and data center in Roseville and Brooklyn Park, Minnesota, in two buildings under leases expiring in fiscal 2018 and 2023, respectively; 16,000 square feet of this space is subleased to a third party; this is used for all of our segments; and

•
approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in fiscal 2020; this is used for Applications and Decision Management Software segments.

In addition, we lease an aggregate of approximately 306,000 square feet of office and data center space in a number of smaller domestic locations and internationally in India, the United Kingdom, China, Singapore, and several other locations. We believe that suitable additional space will be available to accommodate future needs. See Note 18 to the accompanying consolidated financial statements for information regarding our obligations under leases.

Item 3. Legal Proceedings
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 27, 2017, we had 366 shareholders of record of our common stock.
The following table shows the high and low sales prices for our stock, as listed on the New York Stock Exchange for each quarter in the last two fiscal years:

	High	Low
Fiscal 2016
October 1 — December 31, 2015	$97.00	$78.11
January 1 — March 31, 2016	$106.64	$80.20
April 1 — June 30, 2016	$115.87	$102.77
July 1 — September 30, 2016	$132.95	$111.73
Fiscal 2017
October 1 — December 31, 2016	$126.00	$109.77
January 1 — March 31, 2017	$133.14	$118.95
April 1 — June 30, 2017	$140.64	$125.71
July 1 — September 30, 2017	$147.02	$131.52
Dividends
We paid dividends of $0.02 per share on a quarterly basis during each of fiscal 2015 and 2016, and the first and second quarters of our fiscal 2017. In May 2017, our Board of Directors discontinued cash dividend payments in favor of using our excess cash flow for share repurchases.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2017 through July 31, 2017	145,429	$141.15	140,000	$89,727,312
August 1, 2017 through August 31, 2017	110,828	$139.56	110,000	$74,375,781
September 1, 2017 through September 30, 2017	270,142	$139.50	270,000	$36,711,201
Total	526,399	$139.97	520,000	$36,711,201

(1)	Includes 6,399 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2017.

(2)
In July 2016, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In October 2017, our Board of Directors approved a new stock repurchase program following the completion of the July 2016 program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2012, in (a) the Company’s Common Stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

Item 6. Selected Financial Data
We acquired CR Software, LLC. (“CR Software”) in November 2012, Infoglide Software, Inc. (“Infoglide”) in April 2013, InfoCentricity, Inc. (“InfoCentricity”) in April 2014, TONBELLER in January 2015, and QuadMetrics in May 2016. Results of operations from the acquisitions are included prospectively from their respective acquisition dates and did not materially impact comparability of the data presented below.

	Year Ended September 30,
	2017 (1)	2016	2015 (1)	2014 (1)	2013 (1)
	(In thousands, except per share data)
Revenues	$932,169	$881,356	$838,781	$788,985	$743,444
Operating income	177,200	169,592	137,505	161,868	161,593
Net income	128,256	109,448	86,502	94,879	90,095
Basic earnings per share	4.16	3.52	2.75	2.80	2.55
Diluted earnings per share	3.98	3.39	2.65	2.72	2.48
Dividends declared per share	0.04	0.08	0.08	0.08	0.08

	September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Working capital	$(15,724)	$21,561	$42,727	$(52,877)	$83,308
Total assets	1,255,620	1,220,676	1,230,163	1,192,298	1,161,547
Senior notes	244,000	316,000	376,000	447,000	455,000
Revolving line of credit	361,000	255,000	232,000	99,000	15,000
Stockholders’ equity	426,537	446,828	436,998	454,614	530,677

(1) Results of operations for fiscal years 2017, 2015, 2014 and 2013 include pre-tax charges of $4.5 million, $18.2 million, $4.3 million and $3.5 million, respectively, in restructuring and acquisition-related expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: a business overview that provides a high-level summary of our strategies and initiatives, financial results and bookings trends that affect our business; a more detailed analysis of our results of operations; our liquidity and capital resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting policies and estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
BUSINESS OVERVIEW
Strategies and Initiatives

During fiscal 2017, our growth initiatives continued to generate significant free cash flow. We utilized our cash to enhance shareholder value through investments in long-term growth initiatives and our share repurchase programs.

While we continued to offer on-premise solutions for many customers who prefer to install and run our software in-house, we continued our expansion into cloud-based solutions in our Applications and Decision Management Software segments to provide growth opportunities with customers that can benefit from the affordability and simplicity of these solutions. The majority of our software solutions are available through the FICO® Analytic Cloud, and during fiscal 2017, we added Amazon Web Services, Inc. (“AWS”) as our primary cloud infrastructure provider. We have migrated several core applications, including the Decision Management Suite, to AWS and will migrate additional applications over the next three years. Our cloud bookings accounted for 24% and 26% of our total bookings during fiscal 2017 and 2016, respectively, directly demonstrating the willingness among our customers to engage our cloud-based solutions.

For our Scores segment, our industry leading business-to-business FICO® Scores expanded further into the larger, faster growing U.S. consumer market. The FICO® Score Open Access program, which allows our participating clients to provide their customers with a free FICO® Score along with content to help them understand the FICO® Score their lender uses, continued its expansion during the current year. We commenced this program in 2014 and now have more than 250 million consumer accounts with access to their free FICO® Score. The partnership agreement we launched in fiscal 2015 with Experian, a leading global information services provider, also continued to accelerate during the current year. This partnership provides consumers the FICO® Score that lenders most commonly use in evaluating credit when determining applicant eligibility for new credit cards, car loans, mortgages or other lines of credit and can be accessed through Experian.com. During fiscal 2017, we announced the FICO Financial Inclusion Initiative, a global effort to increase access to affordable credit for consumers and businesses with limited or no credit history, through the use of alternative data. We continue to pursue additional partners to distribute FICO® Scores with their product offerings sold directly to consumers. In addition, we are pursuing opportunities to make FICO® Scores available to third-parties for affinity, white-labeled programs to further penetrate and expand the markets where our scores are available.

We also returned significant cash to shareholders through our stock repurchase program. During fiscal 2017, we repurchased approximately 1.5 million shares at a total repurchase price of $193.3 million. As of September 30, 2017, we had $36.7 million remaining under our then-current stock repurchase program.

Overview of Financial Results
Total revenues for fiscal 2017 were $932.2 million, an increase of 6% from $881.4 million in fiscal 2016. Revenue in each of our segments increased, with our Scores segment the primary driver increasing by 10% in fiscal 2017 compared to fiscal 2016. Our Applications and Decision Management Software segments increased by 4% and 5% in fiscal 2017 compared to fiscal 2016, respectively. We derive a significant portion of revenues internationally, and 36% of total consolidated revenues were derived from clients outside the U.S. during each of fiscal 2017 and 2016. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 74% and 72% of our revenues were derived from within this industry during fiscal 2017 and 2016, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 70% and 69% of our revenues during fiscal 2017 and 2016, respectively. Revenue fluctuations in our business are primarily driven by changes in the transactional volume and license fees.
Operating income for fiscal 2017 was $177.2 million, an increase of 4% from $169.6 million in fiscal 2016. Operating margin was 19% for each of fiscal 2017 and 2016. Net income increased 17% to $128.3 million in fiscal 2017 from $109.4 million in fiscal 2016 and net margin increased to 14% from 12%. The increases were primarily driven by our adoption of ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), effective October 1, 2016, as further described in Notes 1 and 13 to the accompanying consolidated financial statements. Diluted earnings per share for fiscal 2017 was $3.98, an increase of 17% from $3.39 in fiscal 2016.

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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(months)
Quarter ended September 30, 2017	$145.9	16%	19	29
Quarter ended September 30, 2016	$80.3	20%	13	37
Year ended September 30, 2017	$429.0	36%	59	NM(a)
Year ended September 30, 2016	$378.0	40%	57	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 41% and 35% of total bookings for the years ended September 30, 2017 and 2016, respectively. Professional services bookings were 43% and 45% of total bookings for the years ended September 30, 2017 and 2016, respectively. License bookings were 16% and 20% of total bookings for the years ended September 30, 2017 and 2016, respectively.
RESULTS OF OPERATIONS
We are organized into the following three reportable segments: Applications, Scores and Decision Management Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Segment revenues, operating income, and related financial information for the years ended September 30, 2017, 2016 and 2015 are set forth in Note 17 to the accompanying consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2017, 2016 and 2015:

	Revenues Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
	(In thousands)			(In thousands)
Applications	$553,167	$532,642	$526,274	$20,525	$6,368	4%	1%
Scores	266,354	241,059	207,007	25,295	34,052	10%	16%
Decision Management Software	112,648	107,655	105,500	4,993	2,155	5%	2%
Total	$932,169	$881,356	$838,781	50,813	42,575	6%	5%

	Percentage of Revenues Year Ended September 30,
Segment	2017	2016	2015
Applications	59%	61%	63%
Scores	29%	27%	25%
Decision Management Software	12%	12%	12%
Total	100%	100%	100%

Applications

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
	(In thousands)			(In thousands)
Transactional and maintenance	$348,861	$328,472	$320,596	$20,389	$7,876	6%	2%
Professional services	141,857	138,775	124,562	3,082	14,213	2%	11%
License	62,449	65,395	81,116	(2,946)	(15,721)	(5)%	(19)%
Total	$553,167	$532,642	$526,274	20,525	6,368	4%	1%
Applications segment revenues increased $20.5 million in fiscal 2017 from 2016 primarily due to a $10.9 million increase in our originations solutions and a $10.5 million increase in our customer communication services. The increase in originations solutions was primarily attributable to an increase in services and transactional revenues from our SaaS products. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our continued growth in the mobile communication market.
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

Scores

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
	(In thousands)			(In thousands)
Transactional and maintenance	$259,780	$233,655	$200,426	$26,125	$33,229	11%	17%
Professional services	2,849	4,185	2,901	(1,336)	1,284	(32)%	44%
License	3,725	3,219	3,680	506	(461)	16%	(13)%
Total	$266,354	$241,059	$207,007	25,295	34,052	10%	16%
Scores segment revenues increased $25.3 million in fiscal 2017 from 2016 due to a $14.2 million increase in our business-to-business scores revenues and an $11.1 million increase in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to an increase in our transactional scores driven by new originations, prescreen and account management. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
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
During fiscal 2017, 2016 and 2015, revenues generated from our agreements with Experian, TransUnion and Equifax, collectively accounted for approximately 20%, 19% and 16%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.

Decision Management Software

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
	(In thousands)			(In thousands)
Transactional and maintenance	$44,019	$43,792	$43,210	$227	$582	1%	1%
Professional services	34,863	26,778	24,310	8,085	2,468	30%	10%
License	33,766	37,085	37,980	(3,319)	(895)	(9)%	(2)%
Total	$112,648	$107,655	$105,500	4,993	2,155	5%	2%
Decision Management Software segment revenues increased $5.0 million in fiscal 2017 from 2016 primarily attributable to an increase in services revenue related to our FICO® Decision Optimizer, partially offset by a decrease in license revenue related to our FICO® Blaze Advisor®.
Decision Management Software segment revenues increased $2.2 million in fiscal 2016 from 2015 primarily attributable to an increase in services revenue, largely due to an increase in our FICO® Decision Management Platform product partially offset by a decrease in our FICO® Blaze Advisor product.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for the fiscal 2017, 2016 and 2015:

				Period-to-Period Change		Period-to-Period Percentage Change
	Year Ended September 30,			2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
	2017	2016	2015
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$932,169	$881,356	$838,781	$50,813	$42,575	6%	5%
Operating expenses:
Cost of revenues	287,123	265,173	270,535	21,950	(5,362)	8%	(2)%
Research and development	110,870	103,669	98,824	7,201	4,845	7%	5%
Selling, general and administrative	339,796	328,940	300,002	10,856	28,938	3%	10%
Amortization of intangible assets	12,709	13,982	13,673	(1,273)	309	(9)%	2%
Restructuring and acquisition-related	4,471	—	18,242	4,471	(18,242)	100%	(100)%
Total operating expenses	754,969	711,764	701,276	43,205	10,488	6%	1%
Operating income	177,200	169,592	137,505	7,608	32,087	4%	23%
Interest expense, net	(25,790)	(26,633)	(29,150)	843	2,517	(3)%	(9)%
Other income (expense), net	(86)	1,610	883	(1,696)	727	(105)%	82%
Income before income taxes	151,324	144,569	109,238	6,755	35,331	5%	32%
Provision for income taxes	23,068	35,121	22,736	(12,053)	12,385	(34)%	54%
Net income	$128,256	$109,448	$86,502	18,808	22,946	17%	27%
Number of employees at fiscal year-end	3,299	3,088	2,803	211	285	7%	10%

	Percentage of Revenues Year Ended September 30,
	2017	2016	2015
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	31%	30%	32%
Research and development	12%	12%	12%
Selling, general and administrative	36%	37%	36%
Amortization of intangible assets	1%	2%	2%
Restructuring and acquisition-related	1%	—%	2%
Total operating expenses	81%	81%	84%
Operating income	19%	19%	16%
Interest expense, net	(3)%	(3)%	(3)%
Income before income taxes	16%	16%	13%
Provision for income taxes	2%	4%	3%
Net income	14%	12%	10%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
Cost of revenues as a percentage of revenues increased to 31% during fiscal year 2017 from 30% during fiscal 2016. The $22.0 million increase was primarily attributable to a $14.6 million increase in personnel and labor costs and a $7.4 million increase in allocated facilities and infrastructure costs. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost driven by higher services revenue and an increase in salaries and benefit costs as a result of our increased headcount. The increase in allocated facilities and infrastructure costs was primarily attributable to increased resource requirements due to our expanded investment in product delivery, support and infrastructure operations.
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
In fiscal 2018, we expect cost of revenues as a percentage of revenues will be consistent with those incurred during fiscal 2017.
Research and Development
Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.
The fiscal year 2017 over 2016 increase of $7.2 million in research and development expenses was primarily attributable to a $5.0 million increase in personnel and labor costs and a $2.6 million increase in facilities and infrastructure costs, mainly driven by our continued investment in the areas of cloud computing and SaaS, as well as new products primarily in the Decision Management Software segment. Research and development expenses as a percentage of revenues were 12% during fiscal 2017, consistent with those incurred during fiscal 2016.
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
In fiscal 2018, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during fiscal 2017.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The $10.9 million increase was primarily attributable to a $21.0 million increase in labor and personnel costs, partially offset by a $4.0 million decrease in marketing expenses and a $6.6 million decrease in outside services. The increase in personnel and costs was primarily attributable to an increase in salaries and benefits as a result of our increased headcount, an increase in commission cost driven by revenue growth, and an increase in stock-based compensation cost. The decrease in marketing expenses was primarily attributable to a company-wide marketing event during our fiscal 2016. The decrease in outside services was primarily attributable to a one-time settlement during fiscal 2017. Selling, general and administrative expenses as a percentage of revenues was 36% during fiscal 2017, materially consistent with those incurred during fiscal 2016.

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
In fiscal 2018, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during fiscal 2017.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets consist primarily of completed technology and customer contracts and relationships, which are being amortized using the straight-line method over periods ranging from five to fifteen years.
The fiscal 2017 over 2016 decrease in amortization expense of $1.3 million was primarily attributable to certain assets associated with our Adeptra, HNC and Entiera acquisitions becoming fully amortized in fiscal 2017 and 2016.
The fiscal 2016 over 2015 increase in amortization expense of $0.3 million was primarily attributable to the addition of intangible assets associated with our TONBELLER acquisition in January 2015, partially offset by certain assets associated with our Entiera acquisition becoming fully amortized in May 2016.
In fiscal 2018, we expect amortization expense will be significantly lower than that incurred in 2017 due to certain assets associated with our Adeptra and HNC acquisitions becoming fully amortized in fiscal 2017.
Restructuring and Acquisition-Related
During fiscal 2017, we incurred net charges totaling $4.5 million consisting of $1.7 million in facilities charges associated with vacating excess leased space in San Rafael, California and $2.8 million in severance charges due to the elimination of 79 positions throughout the Company. Cash payments for all the facilities charges will be paid by the end of fiscal 2020. Cash payments for all the employee separation costs will be paid by the end of the second quarter of fiscal 2018. There were no acquisition-related expenses incurred during fiscal 2017.
There were no restructuring or acquisition-related expenses incurred during fiscal 2016.
During fiscal 2015, we incurred net charges totaling $17.5 million consisting of $13.6 million in facilities charges associated with vacating excess leased space in Roseville, Minnesota and San Rafael, California, and $3.9 million in severance charges due to the elimination of 97 positions throughout the Company. Cash payments for all the facilities charges will be paid by the end of fiscal 2020. Cash payments for all the severance costs were paid by the end of fiscal 2016. We also incurred $0.7 million in acquisition-related cost primarily associated with our TONBELLER acquisition.
The following table sets forth certain summary information on restructuring expenses for the fiscal 2017, 2016 and 2015:

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Severance costs	$2,742	$—	$3,908
Lease exit costs and other adjustments	1,729	—	13,571
Total restructuring expense	$4,471	$—	$17,479
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

The fiscal 2017 over 2016 decrease in net interest expense of $0.8 million was primarily attributable to the $72.0 million and $60.0 million principal payments in July 2017 and July 2016, respectively, on the senior notes issued in July 2010, resulting in lower average debt balances for fiscal 2017, partially offset by a higher average outstanding balance on our revolving line of credit.
The fiscal 2016 over 2015 decrease in net interest expense of $2.5 million was primarily attributable to the $71.0 million principal payment in May 2015 on the senior notes issued in May 2008 and the $60.0 million principal payment in July 2016 on the senior notes issued in July 2010, resulting in lower average debt balances for fiscal 2016 for both senior notes, partially offset by a higher average outstanding balance on our revolving line of credit.
In fiscal 2018, we expect net interest expense will be consistent with what we incurred during fiscal 2017.
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
The fiscal 2017 over 2016 change in other income (expense), net of $1.7 million was primarily attributable to an increase in foreign currency exchange loss during fiscal 2017.
The fiscal 2016 over 2015 change in other income (expense), net of $0.7 million was primarily attributable to an increase in foreign currency exchange gain during fiscal 2016.
Provision for Income Taxes
Our effective tax rates were 15.2%, 24.3% and 20.8% in fiscal 2017, 2016 and 2015, respectively.
The decrease in our effective tax rate in fiscal 2017 compared to fiscal 2016 was due primarily to the adoption of ASU 2016-09 on October 1, 2016. We no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense.
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

As of September 30, 2017, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $47.0 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries. We intend to reinvest the earnings of non-U.S. subsidiaries in those operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on our tax profile in the year of earnings repatriation. Accordingly, it is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal 2017, 2016 and 2015:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
	(In thousands)			(In thousands)
Applications	$159,500	$168,271	$159,608	$(8,771)	$8,663	(5)%	5%
Scores	211,918	185,084	151,214	26,834	33,870	14%	22%
Decision Management Software	(10,818)	(3,660)	(6,350)	(7,158)	2,690	196%	(42)%
Unallocated corporate expenses	(104,998)	(110,612)	(89,744)	5,614	(20,868)	(5)%	23%
Total segment operating income	255,602	239,083	214,728	16,519	24,355	7%	11%
Unallocated share-based compensation	(61,222)	(55,509)	(45,308)	(5,713)	(10,201)	10%	23%
Unallocated amortization expense	(12,709)	(13,982)	(13,673)	1,273	(309)	(9)%	2%
Unallocated restructuring and acquisition-related	(4,471)	—	(18,242)	(4,471)	18,242	100%	(100)%
Operating income	$177,200	$169,592	$137,505	7,608	32,087	4%	23%
Applications

	Year Ended September 30,			Percentage of Revenues
	2017	2016	2015	2017	2016	2015
	(In thousands)
Segment revenues	$553,167	$532,642	$526,274	100%	100%	100%
Segment operating expenses	(393,667)	(364,371)	(366,666)	(71)%	(68)%	(70)%
Segment operating income	$159,500	$168,271	$159,608	29%	32%	30%
Scores

	Year Ended September 30,			Percentage of Revenues
	2017	2016	2015	2017	2016	2015
	(In thousands)
Segment revenues	$266,354	$241,059	$207,007	100%	100%	100%
Segment operating expenses	(54,436)	(55,975)	(55,793)	(20)%	(23)%	(27)%
Segment operating income	$211,918	$185,084	$151,214	80%	77%	73%
Decision Management Software

	Year Ended September 30,			Percentage of Revenues
	2017	2016	2015	2017	2016	2015
	(In thousands)
Segment revenues	$112,648	$107,655	$105,500	100%	100%	100%
Segment operating expenses	(123,466)	(111,315)	(111,850)	(110)%	(103)%	(106)%
Segment operating loss	$(10,818)	$(3,660)	$(6,350)	(10)%	(3)%	(6)%

The fiscal 2017 over 2016 increase in operating income of $7.6 million was attributable to a $50.8 million increase in segment revenues, a $5.6 million decrease in unallocated corporate expenses and a $1.3 million decrease in amortization expense, partially offset by a $39.9 million increase in segment operating expenses, a $5.7 million increase in share-based compensation expense and a $4.5 million increase in restructuring and acquisition-related expenses.
At the segment level, the $16.5 million increase in segment operating income was the result of a $26.8 million increase in our Scores segment operating income and a $5.6 million decrease in unallocated corporate expenses, partially offset by an $8.8 million decrease in our Applications segment operating income and a $7.1 million increase in our Decision Management Software segment operating loss.
The $8.8 million decrease in Applications segment operating income was attributable to a $29.3 million increase in segment operating expenses, partially offset by a $20.5 million increase in segment revenues. Segment operating income as a percentage of segment revenues for Applications decreased to 29% from 32% primarily due to a decrease in sales of our higher-margin software products and an increase in professional services delivery cost.
The $26.8 million increase in Scores segment operating income was attributable to a $25.3 million increase in segment revenues and a $1.5 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenues for Scores increased to 80% from 77% mainly due to an increase in sales of our higher-margin score products.
The $7.1 million increase in Decision Management Software segment operating loss was attributable to a $12.1 million increase in segment operating expenses, partially offset by a $5.0 million increase in segment revenues. Segment operating margin for Decision Management Software decreased to a negative 10% from a negative 3% mainly due to a decrease in sales of our higher-margin software products, our continued investment in sales distribution, and expanded investment in cloud infrastructure operations.
The fiscal 2016 over 2015 increase in operating income of $32.1 million was attributable to a $42.7 million increase in segment revenues, an $18.2 million decrease in restructuring and acquisition-related expenses and a $2.6 million decrease in segment operating expenses, partially offset by a $20.9 million increase in unallocated corporate expenses, a $10.2 million increase in share-based compensation expense and a $0.3 million increase in amortization expense. The increase in corporate expenses was primarily driven by a higher incentive cost. The increase in share-based compensation cost was primarily related to the reduction in our estimated forfeiture rate as well as higher stock price.
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

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2017, we had $105.6 million in cash and cash equivalents, which included $92.2 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $500 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $131.0 million principal payment due in May 2018 on our senior notes issued in May 2008. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Additionally, even though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the United States without material incremental tax provision.
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
Summary of Cash Flows

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$225,644	$210,268	$146,772
Investing activities	(20,605)	(27,615)	(81,916)
Financing activities	(180,625)	(190,015)	(72,430)
Effect of exchange rate changes on cash	5,278	(2,832)	(11,381)
Increase (decrease) in cash and cash equivalents	$29,692	$(10,194)	$(18,955)
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $225.6 million in fiscal 2017 compared to $210.3 million in fiscal 2016. The $15.3 million increase was mainly attributable to a $20.0 million decrease in our deferred income tax provision and an $18.8 million increase in net income, partially offset by a $24.2 million excess tax benefit related to share-based payments that was recorded as an increase to additional paid-in capital in the prior year but was recorded as a reduction of income tax expense in the current year as a result of our early adoption of ASU 2016-09 effective October 1, 2016.
Net cash provided by operating activities totaled $210.3 million in fiscal 2016 compared to $146.8 million in fiscal 2015. The $63.5 million increase was mainly attributable to a $22.9 million increase in net income and a $22.9 million decrease in income tax payments.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $20.6 million in fiscal 2017 compared to $27.6 million in fiscal 2016. The $7.0 million decrease was primarily attributable to a $5.7 million decrease in net cash used for acquisitions and a $2.1 million decrease in net cash used for purchases of property and equipment.
Net cash used in investing activities totaled $27.6 million in fiscal 2016 compared to $81.9 million in fiscal 2015. The $54.3 million decrease was attributable to a $51.3 million decrease in net cash used for acquisitions and a $3.0 million decrease in net cash used for purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities totaled $180.6 million in fiscal 2017 compared to $190.0 million in fiscal 2016. The $9.4 million decrease was primarily due to an $83.0 million increase in proceeds, net of payments from our revolving line of credit, partially offset by a $49.2 million increase in net cash used for repurchases of common stock, a $12.0 million increase in payment on our senior notes, and a $10.3 million increase in taxes paid related to net share settlement of equity awards.
Net cash used in financing activities totaled $190.0 million in fiscal 2016 compared to $72.4 million in fiscal 2015. The $117.6 million increase was primarily due to a $110.0 million decrease in proceeds, net of payments from our revolving line of credit and a $10.5 million increase in taxes paid related to net share settlement of equity awards, partially offset by an $11.0 million decrease in payment on our senior notes.

Repurchases of Common Stock
In July 2016, our Board of Directors approved a stock repurchase program following the completion of the previously authorized program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. As of September 30, 2017, we had $36.7 million remaining under this authorization. During fiscal 2017, 2016 and 2015, we expended $193.3 million, $138.4 million and $130.7 million, respectively, under this and previously authorized stock repurchase programs.
In October 2017, our Board of Directors approved a new stock repurchase program following the completion of the July 2016 program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Dividends
We paid dividends of $0.02 per share on a quarterly basis during each of fiscal 2015 and 2016, and the first two quarters of our fiscal 2017. In May 2017, our Board of Directors discontinued cash dividend payments in favor of using our excess cash flow for share repurchases.
Revolving Line of Credit
In June 2017, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit to $500 million with an option to increase it by another $100 million. The revolving line of credit expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2017, we had $361.0 million in borrowings outstanding at a weighted average interest rate of 2.365% and were in compliance with all financial covenants under this credit facility.

Senior Notes
In May 2008, we issued $275 million of Senior Notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from five to ten years. The weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years for the remaining 2008 Senior Notes. In addition, in July 2010, we issued $245 million of Senior Notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from six to ten years. The weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years for the remaining 2010 Senior Notes. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of September 30, 2017, the carrying value of the Senior Notes was $244.0 million and we were in compliance with all financial covenants under these purchase agreements.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2017:

	Year Ended September 30,					Thereafter	Total
	2018	2019	2020	2021	2022
	(In thousands)
Senior notes (1)	$131,000	$28,000	$85,000	$—	$—	$—	$244,000
Interest due on debt obligations (2)	15,675	6,269	4,752	—	—	—	26,696
Operating lease obligations	23,787	22,042	13,414	9,619	9,104	22,790	100,756
Unrecognized tax benefits (3)	—	—	—	—	—	—	6,480
Total commitments	$170,462	$56,311	$103,166	$9,619	$9,104	$22,790	$377,932

(1)	Represents the unpaid principal amount of the Senior Notes.

(2)	Represents interest payments on the Senior Notes.

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
Transactional-Based Revenues
Transactional-based revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is probable. Revenues from our credit scoring, data processing, data management and SaaS subscription services are recognized as these services are performed. Revenues from transactional or unit-based license fees under software license arrangements, credit scoring, data processing, data management and SaaS subscription services agreements are recognized based on minimum contractual amounts or on system usage that exceeds minimum contractual amounts. Certain of our transactional-based revenues are based on transaction or active account volumes as reported by our clients. In instances where volumes are reported to us in arrears, we estimate volumes based on preliminary customer transaction information or average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data is received, and this could have a material impact on our consolidated results of operations.

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
If a deliverable does not have standalone value because the aforementioned criteria are not met, we combine it with the other applicable undelivered item(s) within the arrangement and account for the multiple deliverables as one combined unit of accounting. For example, for hosting arrangements requiring a highly specialized and unique set of initial implementation and setup services prior to the commencement of hosting services, we typically conclude that these implementation or setup services do not have value to the customer on a stand-alone basis; therefore, we combine them with the hosting services as a combined unit of accounting. Revenue is recognized upon commencement of our hosting services over the expected life of the customer relationship.
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

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: (i)future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; (ii) expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and (iii) the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Historically, there have been no significant changes in our estimates or assumptions. To the extent a significant acquisition is made during a fiscal year, as appropriate we will expand the discussion to include specific assumptions and inputs used to determine the fair value of our acquired intangible assets.
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
For fiscal 2016 and 2015, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis. For fiscal 2017, we elected to proceed directly to the step one quantitative analysis for all of our reporting units, as three years had elapsed since the date of our previous quantitative valuation. There was a substantial excess of fair value over carrying value for each of our reporting units and we determined goodwill was not impaired for any of our reporting units for fiscal 2017.

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2017, 2016 and 2015.
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
Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our consolidated balance sheets using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; our ability to carry back tax attributes to prior years; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase. We have historically had minimal changes in our valuation allowances related to deferred tax assets, as described in Note 13 to the accompanying consolidated financial statements.
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the technical merits of the tax position indicate it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions and they are evaluated on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. Historically, settlements related to our unrecognized tax benefits have been minimal, as described in Note 13 to the accompanying consolidated financial statements.

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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective October 1, 2016, we early adopted ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, we recognized $24.7 million of excess tax benefits related to share-based payments in our provision for income taxes during fiscal 2017. These items were historically recorded as additional paid-in capital. We elected to apply the change retrospectively in presentation to our consolidated statements of cash flows and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows, which resulted in increases to both net cash provided by operating activities and net cash used in financing activities of $25.0 million and $13.8 million for fiscal 2016 and 2015, respectively. Our adoption of ASU 2016-09 also impacted the calculation of diluted weighted-average shares under the treasury stock method as we no longer increase or decrease the assumed proceeds from the vesting of, or an employee exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital. During fiscal 2017, the impact was immaterial. Given our historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU 2016-09. Furthermore, we elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each period.
Effective October 1, 2016, we retrospectively adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption, at September 30, 2017, the amount of debt issuance costs reflected as a deduction of long-term debt was $0.2 million. At September 30, 2016, the amount of debt issuance costs reclassified from other assets to a deduction of long-term debt was $0.4 million.

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
We have established a cross-functional implementation team consisting of representatives across the organization to address the scope of work required to implement the recognition and disclosure requirements under the new standard. This cross-functional implementation team has developed a project plan, including evaluating customer contracts across the organization, developing policies, processes and tools to report financial results, and implementing and evaluating our internal controls over financial reporting that will be necessary under the new standard. We currently plan to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method. Our ability to adopt using the full retrospective method is dependent on system readiness, and the completion of our analysis of information necessary to restate prior period financial statements. As we continue to assess the new standard along with industry trends and additional interpretive guidance, we may adjust our implementation plan accordingly.
We are continuing to assess the impact of adopting Top 606 on our consolidated financial statements and believe the new standard will impact the following policies and disclosures:

•
Timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we expect to recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable, or ratably over the term of the contract required under the current standard;

•
Presentation of contract balances. Under the new standard, when we enter into noncancellable contracts that provide unconditional rights to payment from our customers for services that we have not yet completed providing or services we will provide in the near future, we expect to present the unconditional rights as receivables, regardless of whether cash has been received from customers;

•	Required disclosures including information about remaining transaction price and when we expect to recognize revenue; and

•	Accounting for commissions under the new standard will result in the deferral of incremental commission costs for obtaining contracts.
We do not currently expect Topic 606 to have a significant effect on the timing of revenue recognition for our maintenance or professional services revenues, or SaaS contracts.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017, which means it will be effective for our fiscal year beginning October 1, 2018. ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued. We do not believe that adoption of ASU 2016-16 will have a significant impact on our consolidated financial statements.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$105,618	$105,618	0.56%	$75,926	$75,926	0.17%
In May 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). In July 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$131,000	$134,250	$131,000	$139,902
The 2010 Senior Notes	113,000	119,106	185,000	195,715
Debt issuance costs	(199)	$(199)	(376)	(376)
Total	$243,801	$253,157	$315,624	$335,241

We have interest rate risk with respect to our $500 million unsecured revolving line of credit. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $361.0 million in borrowings outstanding at a weighted average interest of 2.365% under the credit facility as of September 30, 2017.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2017 and 2016:

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	—

	September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, the fair value was $0 on September 30, 2017 and 2016.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fair Isaac Corporation
San Jose, California

We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. We also have audited the Company's internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Diego, CA
November 9, 2017

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$105,618	$75,926
Accounts receivable, net	168,586	167,786
Prepaid expenses and other current assets	36,727	23,926
Total current assets	310,931	267,638
Marketable securities available for sale	13,791	11,016
Other investments	11,724	10,920
Property and equipment, net	40,703	45,122
Goodwill	804,414	798,415
Intangible assets, net	21,185	33,619
Deferred income taxes	47,204	47,598
Other assets	5,668	6,348
Total assets	$1,255,620	$1,220,676
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,510	$22,952
Accrued compensation and employee benefits	77,610	71,216
Other accrued liabilities	32,104	27,780
Deferred revenue	55,431	47,129
Current maturities on debt	142,000	77,000
Total current liabilities	326,655	246,077
Long-term debt	462,801	493,624
Other liabilities	39,627	34,147
Total liabilities	829,083	773,848
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 30,243 and 30,935 shares outstanding at September 30, 2017 and September 30, 2016, respectively)	302	309
Paid-in-capital	1,195,431	1,188,913
Treasury stock, at cost (58,614 and 57,922 shares at September 30, 2017 and September 30, 2016, respectively)	(2,301,097)	(2,136,760)
Retained earnings	1,598,395	1,471,377
Accumulated other comprehensive loss	(66,494)	(77,011)
Total stockholders’ equity	426,537	446,828
Total liabilities and stockholders’ equity	$1,255,620	$1,220,676
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2017	2016	2015
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$652,660	$605,919	$564,232
Professional services	179,569	169,738	151,773
License	99,940	105,699	122,776
Total revenues	932,169	881,356	838,781
Operating expenses:
Cost of revenues (1)	287,123	265,173	270,535
Research and development	110,870	103,669	98,824
Selling, general and administrative (1)	339,796	328,940	300,002
Amortization of intangible assets (1)	12,709	13,982	13,673
Restructuring and acquisition-related	4,471	—	18,242
Total operating expenses	754,969	711,764	701,276
Operating income	177,200	169,592	137,505
Interest expense, net	(25,790)	(26,633)	(29,150)
Other income (expense), net	(86)	1,610	883
Income before income taxes	151,324	144,569	109,238
Provision for income taxes	23,068	35,121	22,736
Net income	128,256	109,448	86,502
Other comprehensive income (loss):
Foreign currency translation adjustments	10,517	(26,296)	(27,526)
Comprehensive income	$138,773	$83,152	$58,976
Basic earnings per share	$4.16	$3.52	$2.75
Shares used in computing basic earnings per share	30,862	31,129	31,402
Diluted earnings per share	$3.98	$3.39	$2.65
Shares used in computing diluted earnings per share	32,245	32,308	32,609

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7.
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2017, 2016 and 2015
(In thousands, except per share data)

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
Balance at September 30, 2014	32,047	$320	$1,133,154	$(1,936,095)	$1,280,424	$(23,189)	$454,614
Share-based compensation	—	—	45,308	—	—	—	45,308
Issuance of treasury stock under employee stock plans	954	10	(34,366)	33,153	—	—	(1,203)
Tax effect from share-based payment arrangements	—	—	12,530	—	—	—	12,530
Repurchases of common stock	(1,711)	(17)	—	(130,702)	—	—	(130,719)
Dividends paid	—	—	—	—	(2,508)	—	(2,508)
Net income	—	—	—	—	86,502	—	86,502
Foreign currency translation adjustments	—	—	—	—	—	(27,526)	(27,526)
Balance at September 30, 2015	31,290	313	1,156,626	(2,033,644)	1,364,418	(50,715)	436,998
Share-based compensation	—	—	55,509	—	—	—	55,509
Issuance of treasury stock under employee stock plans	980	10	(47,406)	35,269	—	—	(12,127)
Tax effect from share-based payment arrangements	—	—	24,184	—	—	—	24,184
Repurchases of common stock	(1,335)	(14)	—	(138,385)	—	—	(138,399)
Dividends paid	—	—	—	—	(2,489)	—	(2,489)
Net income	—	—	—	—	109,448	—	109,448
Foreign currency translation adjustments	—	—	—	—	—	(26,296)	(26,296)
Balance at September 30, 2016	30,935	309	1,188,913	(2,136,760)	1,471,377	(77,011)	446,828
Share-based compensation	—	—	61,222	—	—	—	61,222
Issuance of treasury stock under employee stock plans	774	8	(54,704)	28,938	—	—	(25,758)
Repurchases of common stock	(1,466)	(15)	—	(193,275)	—	—	(193,290)
Dividends paid	—	—	—	—	(1,238)	—	(1,238)
Net income	—	—	—	—	128,256	—	128,256
Foreign currency translation adjustments	—	—	—	—	—	10,517	10,517
Balance at September 30, 2017	30,243	$302	$1,195,431	$(2,301,097)	$1,598,395	$(66,494)	$426,537
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$128,256	$109,448	$86,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,214	31,633	33,889
Share-based compensation	61,222	55,509	45,308
Deferred income taxes	(6,049)	(26,007)	(5,934)
Tax effect from share-based payment arrangements	—	24,184	12,530
Provision of doubtful accounts	1,640	2,011	—
Net loss on sales of property and equipment	14	6	2,210
Changes in operating assets and liabilities:
Accounts receivable	(1,265)	(18,225)	(4,602)
Prepaid expenses and other assets	(7,115)	12,848	(15,462)
Accounts payable	(2,027)	564	(3,672)
Accrued compensation and employee benefits	6,464	17,079	(1,506)
Other liabilities	(683)	(4,282)	4,113
Deferred revenue	8,973	5,500	(6,604)
Net cash provided by operating activities	225,644	210,268	146,772
Cash flows from investing activities:
Purchases of property and equipment	(19,828)	(21,969)	(24,999)
Cash paid for acquisitions, net of cash acquired	—	(5,683)	(56,992)
Distribution from (purchase of) cost method investees	(777)	37	75
Net cash used in investing activities	(20,605)	(27,615)	(81,916)
Cash flows from financing activities:
Proceeds from revolving line of credit	190,000	122,000	249,000
Payments on revolving line of credit	(84,000)	(99,000)	(116,000)
Payments on senior notes	(72,000)	(60,000)	(71,000)
Proceeds from issuance of treasury stock under employee stock plans	14,474	17,828	18,258
Taxes paid related to net share settlement of equity awards	(40,232)	(29,955)	(19,461)
Dividends paid	(1,238)	(2,489)	(2,508)
Repurchases of common stock	(187,629)	(138,399)	(130,719)
Net cash used in financing activities	(180,625)	(190,015)	(72,430)
Effect of exchange rate changes on cash	5,278	(2,832)	(11,381)
Increase (decrease) in cash and cash equivalents	29,692	(10,194)	(18,955)
Cash and cash equivalents, beginning of year	75,926	86,120	105,075
Cash and cash equivalents, end of year	$105,618	$75,926	$86,120
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $3,757, $11,363 and $1,592 during the years ended September 30, 2017, 2016 and 2015, respectively	$31,315	$10,855	$33,752
Cash paid for interest	$26,083	$26,884	$30,470
Supplemental disclosures of non-cash investing and financing activities:
Unsettled repurchases of common stock	$5,661	$—	$—
Purchase of property and equipment included in accounts payable	$1,751	$3,287	$436
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015
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
Years Ended September 30, 2017, 2016 and 2015

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
The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $23.0 million, $17.7 million and $20.2 million during fiscal 2017, 2016 and 2015, respectively.

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
Years Ended September 30, 2017, 2016 and 2015

Goodwill, Acquisition Intangibles and Other Long-Lived Assets
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. We assess goodwill for impairment for each of our reporting units on an annual basis during the fourth quarter using a July 1 measurement date unless circumstances require a more frequent measurement. We have determined that our reporting units are the same as our reportable segments. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and the overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Alternatively, we may bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing step one of the goodwill impairment test.
For fiscal 2016 and 2015, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis. For fiscal 2017, we elected to proceed directly to the step one quantitative analysis for all of our reporting units, as three years had elapsed since the date of our previous quantitative valuation. There was a substantial excess of fair value over carrying value for each of our reporting units and we determined goodwill was not impaired for any of our reporting units for fiscal 2017.
We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 to 10 years
Customer contracts and relationships	5 to 15 years
Trade names	3 years
Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2017, 2016 and 2015.
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
Years Ended September 30, 2017, 2016 and 2015

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
Transactional-Based Revenues
Transactional-based revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is probable. Revenues from our credit scoring, data processing, data management and SaaS subscription services are recognized as these services are performed. Revenues from transactional or unit-based license fees under software license arrangements, credit scoring, data processing, data management and SaaS subscription services agreements are recognized based on minimum contractual amounts or on system usage that exceeds minimum contractual amounts. Certain of our transactional-based revenues are based on transaction or active account volumes as reported by our clients. In instances where volumes are reported to us in arrears, we estimate volumes based on preliminary customer transaction information or average actual reported volumes for an immediate trailing period. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced material variances between our estimates and actual reported volumes in the past and anticipate that we will be able to continue to make reasonable estimates in the future. If for some reason we were unable to reasonably estimate transaction volumes in the future, revenue may be deferred until actual customer data is received, and this could have a material impact on our consolidated results of operations.
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
Years Ended September 30, 2017, 2016 and 2015

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
If a deliverable does not have standalone value because the aforementioned criteria are not met, we combine it with the other applicable undelivered item(s) within the arrangement and account for the multiple deliverables as one combined unit of accounting. For example, for hosting arrangements requiring a highly specialized and unique set of initial implementation and setup services prior to the commencement of hosting services, we typically conclude that these implementation or setup services do not have value to the customer on a stand-alone basis; therefore, we combine them with the hosting services as a combined unit of accounting. Revenue is recognized upon commencement of our hosting services over the expected life of the customer relationship.
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
Years Ended September 30, 2017, 2016 and 2015

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

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
We recorded transactional foreign exchange gains (losses) of $(1.1) million, $0.2 million and $22,000 during fiscal 2017, 2016 and 2015, respectively.
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 14 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $3.1 million, $3.6 million and $3.7 million in fiscal 2017, 2016 and 2015, respectively.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective October 1, 2016, we early adopted ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, we recognized $24.7 million of excess tax benefits related to share-based payments in our provision for income taxes during fiscal 2017. These items were historically recorded as additional paid-in capital. We elected to apply the change retrospectively in presentation to our consolidated statements of cash flows and no longer classify the excess tax benefits from employee stock plans as a reduction from operating cash flows, which resulted in increases to both net cash provided by operating activities and net cash used in financing activities of $25.0 million and $13.8 million for fiscal 2016 and 2015, respectively. Our adoption of ASU 2016-09 also impacted the calculation of diluted weighted-average shares under the treasury stock method as we no longer increase or decrease the assumed proceeds from the vesting of, or an employee exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital. During fiscal 2017, the impact was immaterial. Given our historical practice of including employee withholding taxes paid within financing activities in the statement of cash flows, no prior period reclassifications are required by the clarifications on classification provided by ASU 2016-09. Furthermore, we elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each period.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

Effective October 1, 2016, we retrospectively adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As a result of the adoption, at September 30, 2017, the amount of debt issuance costs reflected as a deduction of long-term debt was $0.2 million. At September 30, 2016, the amount of debt issuance costs reclassified from other assets to a deduction of long-term debt was $0.4 million.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard.
We have established a cross-functional implementation team consisting of representatives across the organization to address the scope of work required to implement the recognition and disclosure requirements under the new standard. This cross-functional implementation team has developed a project plan, including evaluating customer contracts across the organization, developing policies, processes and tools to report financial results, and implementing and evaluating our internal controls over financial reporting that will be necessary under the new standard. We currently plan to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method. Our ability to adopt using the full retrospective method is dependent on system readiness, and the completion of our analysis of information necessary to restate prior period financial statements. As we continue to assess the new standard along with industry trends and additional interpretive guidance, we may adjust our implementation plan accordingly.
We are continuing to assess the impact of adopting Top 606 on our consolidated financial statements and believe the new standard will impact the following policies and disclosures:

•
Timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we expect to recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable, or ratably over the term of the contract required under the current standard;

•
Presentation of contract balances. Under the new standard, when we enter into noncancellable contracts that provide unconditional rights to payment from our customers for services that we have not yet completed providing or services we will provide in the near future, we expect to present the unconditional rights as receivables, regardless of whether cash has been received from customers;

•	Required disclosures including information about remaining transaction price and when we expect to recognize revenue; and

•	Accounting for commissions under the new standard will result in the deferral of incremental commission costs for obtaining contracts.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

We do not currently expect Topic 606 to have a significant effect on the timing of revenue recognition for our maintenance or professional services revenues, or SaaS contracts.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017, which means it will be effective for our fiscal year beginning October 1, 2018. ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued. We do not believe that adoption of ASU 2016-16 will have a significant impact on our consolidated financial statements.
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
2. Business Combinations
There were no acquisitions incurred during fiscal 2017.
In fiscal 2016, we acquired 100% of the equity of QuadMetrics for $5.7 million in cash. We recorded $2.0 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 4.0 years We allocated $3.9 million of goodwill to our Applications segment that was not deductible for tax purposes.
In fiscal 2015, we acquired 100% of the equity of TONBELLER for $59.6 million in cash. We recorded $14.9 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 4.9 years. The goodwill of $46.1 million was allocated to our Applications segment and was not deductible for tax purposes.
3. Cash, Cash Equivalents and Marketable Securities Available for Sale
The following is a summary of cash, cash equivalents and marketable securities available for sale at September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Fair Value	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$90,323	$—	$90,323	$75,486	$—	$75,486
Money market funds	6,471	—	6,471	440	—	440
Bank time deposits	8,824	—	8,824	—	—	—
Total	$105,618	$—	$105,618	$75,926	$—	$75,926
Long-term Marketable Securities:
Marketable equity securities	$10,788	$3,003	$13,791	$9,598	$1,418	$11,016

The long-term marketable equity securities represent securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

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

•
Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2017 and 2016.

•
Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2017 and 2016.

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2017 and 2016:

September 30, 2017	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2017
	(In thousands)
Assets:
Cash equivalents (1)	$15,295	$15,295
Marketable securities (2)	13,791	13,791
Total	$29,086	$29,086

September 30, 2016	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2016
	(In thousands)
Assets:
Cash equivalents (1)	$440	$440
Marketable securities (2)	11,016	11,016
Total	$11,456	$11,456

(1)
Included in cash and cash equivalents on our balance sheet at September 30, 2017 and 2016. Not included in this table are cash deposits of $90.3 million and $75.5 million at September 30, 2017 and 2016, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our balance sheet at September 30, 2017 and 2016.

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
Years Ended September 30, 2017, 2016 and 2015

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
The following tables summarize our outstanding foreign currency forward contracts, by currency at September 30, 2017 and 2016:

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	—

	September 30, 2016
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,850	$8,743	—
Buy foreign currency:
British pound (GBP)	GBP	7,721	$10,000	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, their fair value was $0 at September 30, 2017 and 2016.
Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net. These amounts are shown below for the years ended September 30, 2017, 2016 and 2015:

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Gain (loss) on foreign currency forward contracts	$210	$(2,911)	$(62)

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

6. Receivables
Receivables at September 30, 2017 and 2016 consisted of the following:

	September 30,
	2017	2016
	(In thousands)
Billed	$126,887	$124,731
Unbilled (1)	44,640	45,247
	171,527	169,978
Less: allowance for doubtful accounts	(2,941)	(2,192)
Receivables, net	$168,586	$167,786

(1)
Represents revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2017	2016
	(In thousands)
Balance, beginning of year	$2,192	$2,126
Add: expense	1,640	2,011
Less: write-offs (net of recoveries)	(891)	(1,945)
Balance, end of year	$2,941	$2,192
7. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2017 and 2016:

	September 30, 2017				September 30, 2016
	(In thousands, except average life)
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
Completed technology	$84,955	$(77,682)	$7,273	5	$84,184	$(70,368)	$13,816	5
Customer contracts and relationships	28,947	(15,091)	13,856	8	64,592	(45,034)	19,558	12
Trade names	603	(547)	56	3	575	(330)	245	3
	$114,505	$(93,320)	$21,185	6	$149,351	$(115,732)	$33,619	8

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income and comprehensive income, consisted of the following during fiscal 2017, 2016 and 2015:

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Cost of revenues	$6,511	$7,300	$7,594
Selling, general and administrative expenses	6,198	6,682	6,079
Total	$12,709	$13,982	$13,673
In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2017, was as follows (in thousands):

Year Ended September 30,
2018	$6,555
2019	6,037
2020	3,670
2021	2,426
2022	2,280
Thereafter	217
Total	$21,185
The following table summarizes changes to goodwill during fiscal 2017 and 2016, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2015	$596,765	$146,648	$71,337	$814,750
Addition from acquisitions	3,857	—	—	3,857
Adjustment related to prior acquisitions	283	—	—	283
Foreign currency translation adjustment	(18,185)	—	(2,290)	(20,475)
Balance at September 30, 2016	582,720	146,648	69,047	798,415
Foreign currency translation adjustment	5,568	—	431	5,999
Balance at September 30, 2017	$588,288	$146,648	$69,478	$804,414
8. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment at September 30, 2017 and 2016:

	September 30,
	2017	2016
	(In thousands)
Property and equipment:
Data processing equipment and software	$88,830	$84,761
Office furniture and equipment	20,763	16,847
Leasehold improvements	25,767	25,152
Less: accumulated depreciation and amortization	(94,657)	(81,638)
Total	$40,703	$45,122

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

9. Revolving Line of Credit
In June 2017, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit to $500 million with an option to increase it by another $100 million. The revolving line of credit expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2017, we had $361.0 million in borrowings outstanding at a weighted average interest rate of 2.365%, of which $350.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of September 30, 2017.
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
We were and are required to pay the entire unpaid principal balances of each note series on its maturity date except for Series B notes, which required annual principal payments of $8.0 million starting on May 7, 2011 and ending on May 7, 2015. The Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The purchase agreements for the Senior Notes also contain certain covenants typical of unsecured facilities. As of September 30, 2017, we were in compliance with all financial covenants.
The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2017 and 2016:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

	September 30, 2017		September 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts (1)	Fair Value (1)
	(In thousands)
The 2008 Senior Notes	$131,000	$134,250	$131,000	$139,902
The 2010 Senior Notes	113,000	119,106	185,000	195,715
Debt issuance costs	(199)	(199)	(376)	(376)
Total	$243,801	$253,157	$315,624	$335,241
(1) Balances as of September 30, 2016 have been recast as a result of the adoption of ASU 2015-03 to present debt issuance costs of $0.4 million as a direct deduction from the carrying amount of the Senior Notes.
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
Future principal payments for the Senior Notes are as follows (in thousands):

Year Ended September 30,
2018	$131,000
2019	28,000
2020	85,000
Total	$244,000
11. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former acquired company sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $8.4 million, $7.3 million and $7.1 million during fiscal 2017, 2016 and 2015, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $41.6 million, $40.0 million and $20.3 million during fiscal 2017, 2016 and 2015, respectively.
12. Restructuring Expenses
During fiscal 2017, we incurred net charges totaling $4.5 million consisting of $1.7 million in facilities charges associated with vacating excess leased space in San Rafael, California and $2.8 million in severance charges due to the elimination of 79 positions throughout the Company. Cash payments for all the facilities charges will be paid by the end of fiscal 2020. Cash payments for all the employee separation costs will be paid by the end of the second quarter of fiscal 2018.
There was no restructuring expense incurred during fiscal 2016.
During fiscal 2015, we incurred net charges totaling $17.5 million consisting of $13.6 million in facilities charges associated with vacating excess leased space in Roseville, Minnesota and San Rafael, California, and $3.9 million in severance charges due to the elimination of 97 positions throughout the Company. Cash payments for all the facilities charges will be paid by the end of fiscal 2020. Cash payments for all the severance costs were paid by the end of fiscal 2016.
The following tables summarize our restructuring accruals associated with the above actions. The current portion and non-current portion was recorded in other accrued liabilities and other liabilities, respectively, within the accompanying consolidated balance sheets.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

	Accrual at September 30, 2015	Expense Additions	Cash Payments	Accrual at September 30, 2016
	(In thousands)
Facilities charges	$12,995	$—	$(3,762)	$9,233
Employee separation	2,405	—	(2,405)	—
	15,400	$—	$(6,167)	9,233
Less: current portion	(5,570)			(4,266)
Non-current	$9,830			$4,967

	Accrual at September 30, 2016	Expense Additions	Cash Payments	Accrual at September 30, 2017
	(In thousands)
Facilities charges	$9,233	$1,729	$(2,842)	$8,120
Employee separation	—	2,742	(2,557)	185
	9,233	$4,471	$(5,399)	8,305
Less: current portion	(4,266)			(3,077)
Non-current	$4,967			$5,228
13. Income Taxes
The provision for income taxes was as follows during fiscal 2017, 2016 and 2015:

	Year ended September 30,
	2017	2016	2015
	(In thousands)
Current:
Federal	$19,576	$50,631	$23,646
State	1,055	2,900	(5,381)
Foreign	8,486	7,597	10,405
	29,117	61,128	28,670
Deferred:
Federal	(5,027)	(23,592)	(5,004)
State	(296)	(225)	1,422
Foreign	(726)	(2,190)	(2,352)
	(6,049)	(26,007)	(5,934)
Total provision	$23,068	$35,121	$22,736
The foreign provision was based on foreign pre-tax earnings of $27.8 million, $33.0 million and $45.2 million in fiscal 2017, 2016 and 2015, respectively. Current foreign tax expense related to foreign tax withholdings was $4.6 million, $6.5 million and $5.3 million in fiscal 2017, 2016 and 2015, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

Deferred tax assets and liabilities at September 30, 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$16,765	$16,122
Foreign tax credit carryforward	10,286	14,590
Research credit carryforward	7,333	6,132
Accrued bonus	14,468	13,807
Investments	582	619
Accrued compensation	1,585	1,328
Share-based compensation	29,770	27,203
Deferred revenue	—	1,467
Accrued lease costs	3,026	3,406
Property and equipment	3,476	3,348
Other	8,630	7,728
	95,921	95,750
Less valuation allowance	(17,657)	(15,145)
Total deferred tax assets	78,264	80,605
Deferred tax liabilities:
Intangible assets	(25,346)	(28,056)
Prepaid expense	(4,681)	(3,959)
Deferred revenue	(41)	—
Other	(992)	(992)
Total deferred tax liabilities	(31,060)	(33,007)
Deferred tax assets, net	$47,204	$47,598
Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2017.
As of September 30, 2017, we had available U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $17.1 million, $0.3 million, and $38.8 million, respectively. The U.S. NOLs were acquired in connection with our acquisitions of Braun in fiscal 2005, Adeptra in fiscal 2012, Infoglide in fiscal 2013 and Quadmetrics in 2016. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2020, if not utilized. The state NOL carryforward will begin to expire at various dates beginning in fiscal 2021, if not utilized. The $38.8 million of foreign NOL includes $24.2 million related to China. Due to a limited ability to utilize the China NOLs a full valuation allowance has been recorded on the China NOLs, resulting in no tax benefit. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. In fiscal 2016 and 2017 we generated excess foreign tax credits associated with dividends received from two of our foreign subsidiaries. The associated deferred tax asset of $9.6 million can be carried forward for up to 10 years. Management believes it is more likely than not that we will realize the benefit of this deferred tax asset and therefore no valuation allowance has been recorded to offset the future benefit of these credits. We also have available excess California state research credit of approximately $7.3 million. The California state research credit does not have an expiration date; however, based on enacted law and expected future cash taxes, we have recorded a valuation allowance of $7.3 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate (35% in fiscal 2017, 2016 and 2015) to income before provision for income taxes for fiscal 2017, 2016 and 2015 is shown below:

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Income tax provision at U.S. federal statutory rate	$52,963	$50,599	$38,233
State income taxes, net of U.S. federal benefit	2,193	2,244	1,719
Foreign tax rate differential	(1,761)	(4,661)	(5,279)
Intercompany interest	(477)	(1,223)	(1,260)
Research credits	(2,572)	(4,398)	(2,104)
Domestic production deduction	(3,075)	(3,726)	(1,607)
Amended Returns/Audit Settlements/Statute Expirations	(1,296)	(248)	(5,806)
Foreign	744	(1,702)	(3,109)
Valuation allowance	2,512	1,262	1,805
Foreign tax credit	(1,342)	(3,286)	(1,296)
Excess tax benefits relating to stock-based compensation	(24,746)	—	—
Other	(75)	260	1,440
Recorded income tax provision	$23,068	$35,121	$22,736
The decrease in our income tax provision in fiscal 2017 compared to fiscal 2016 was due primarily to the adoption of ASU 2016-09 on October 1, 2016. We no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense.
The increase in our income tax provision in fiscal 2016 compared to fiscal 2015 was due primarily to the favorable settlement of the fiscal 2006-2009 state audits and the favorable settlement of the 2010 foreign transfer pricing assessment in fiscal 2015, partially offset by an increase in the foreign tax credit associated with the repatriation of income from the United Kingdom and Brazil and the Domestic Production Activities Deduction in fiscal 2016.
As of September 30, 2017, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $47.0 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries. We intend to reinvest the earnings of non-U.S. subsidiaries in those operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on our tax profile in the year of earnings repatriation. Accordingly, it is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2014. We are currently under audit by New York City for fiscal 2011, 2012 and 2013. We do not anticipate any adjustments related to those audits that will result in a material change to our consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$6,799	$4,634	$4,554
Gross increases for tax positions in prior years	57	1,004	1,725
Gross decreases for tax positions in prior years	(19)	(117)	(3)
Gross increases based on tax positions related to the current year	1,291	1,310	582
Decreases for settlements and payments	(151)	(32)	(2,224)
Decreases due to statue expiration	(1,497)	—	—
Gross unrecognized tax benefits at end of year	$6,480	$6,799	$4,634
We had $6.5 million of total unrecognized tax benefits as of September 30, 2017, including $5.8 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a reduction of the uncertain tax benefits in the next 12 months.
We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2017, we have accrued interest of $0.4 million related to the unrecognized tax benefits.
14. Stock-Based Employee Benefit Plans
Description of Stock Option and Share Plans
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we are authorized to issue equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have one other long-term incentive plan under which awards are currently outstanding: the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012. Stock option awards have a maximum term of seven years. Stock option awards and restricted stock unit awards not subject to market conditions vest ratably over three or four years. Restricted stock unit awards subject to market conditions vest annually over a period of three years based on the achievement of specified criteria. At September 30, 2017, there were 4,018,329 shares available for issuance under the 2012 Plan.
Description of Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (the “Purchase Plan”), we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December. The Purchase Plan was suspended effective January 1, 2009 and employees cannot contribute to the Purchase Plan until the suspension is repealed. At September 30, 2017, there were 2,707,966 shares available for issuance.
We satisfy stock option exercises, vesting of restricted stock units and the Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $61.2 million, $55.5 million and $45.3 million in fiscal years 2017, 2016 and 2015, respectively. The total tax benefit related to this share-based compensation expense was $20.4 million, $18.7 million and $16.1 million in fiscal 2017, 2016 and 2015, respectively. As of September 30, 2017, there was $87.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.34 years.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

In fiscal 2017 we received $14.5 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $9.4 million.
Stock-Based Activity
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2017, 2016 and 2015:

	Year Ended September 30,
	2017	2016	2015
Stock Options:
Average expected term (years)	5.00	4.83	4.18
Expected volatility (range)	35.3%	35.3 - 36.4%	34.5 - 35.3%
Weighted average volatility	35.3%	36.0%	34.6%
Risk-free interest rate (range)	2.02%	1.21 - 1.49%	1.33 - 1.48%
Average expected dividend yield	0.07%	0.09%	0.14%
Expected dividend yield (range)	0.07%	0.09 - 0.10%	0.11 - 0.14%
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
The following table summarizes option activity during fiscal 2017:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2016	1,521	$52.37
Granted	34	128.80
Exercised	(325)	44.52
Outstanding at September 30, 2017	1,230	$56.54	3.12	$103,275
Exercisable at September 30, 2017	946	$50.29	2.74	$85,354
Vested and expected to vest at September 30, 2017	1,223	$56.43	3.11	$102,843

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

The weighted average fair value of options granted were $43.80, $31.06 and $21.66 during fiscal 2017, 2016 and 2015, respectively. The aggregate intrinsic value of options outstanding at September 30, 2017 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.2 million outstanding shares, which had exercise prices lower than the $140.50 market price of our common stock at September 30, 2017. The total intrinsic value of options exercised was $27.0 million, $41.3 million and $24.3 million during fiscal 2017, 2016 and 2015, respectively, determined as of the date of exercise.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2017:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2016	1,211	$76.93
Granted	460	122.47
Released	(475)	68.54
Forfeited	(52)	93.80
Outstanding at September 30, 2017	1,144	$97.95
The weighted average fair value of the RSUs granted were $122.47, $94.77 and $73.93 during fiscal 2017, 2016 and 2015, respectively. The total intrinsic value of the RSUs that vested was $58.7 million, $49.8 million and $38.5 million during fiscal 2017, 2016 and 2015, respectively, determined as of the date of vesting.
Performance Share Units
Performance share units (“PSUs”) are granted to our senior officers and earned based on pre-established performance goals approved by the Leadership Development and Compensation Committee of our Board of Directors for any given performance period. The range of payout is zero to 200% of the number of granted PSUs, based on the outcome of the performance conditions. We estimate the fair value of the PSUs using the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield if applicable, based on the performance condition that is probable of achievement. We amortize the fair values over the requisite service period for each vesting tranche of the award. We reassess the probability at each reporting period and recognize the cumulative effect of the change in estimate in the period of change.

The following table summarizes the PSUs activity during fiscal 2017:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2016	230	$73.99
Granted	110	121.30
Released	(136)	65.24
Outstanding at September 30, 2017	204	$105.37
The weighted average fair value of the PSUs granted were $121.30, $91.74 and $71.86 during fiscal 2017, 2016 and 2015, respectively. The total intrinsic value of the PSUs that vested was $16.6 million, $14.0 million and $9.7 million during fiscal 2017, 2016 and 2015, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total shareholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2017, 2016 and 2015:

	Year Ended September 30,
	2017	2016	2015

Expected volatility in FICO’s stock price	27.4%	24.1%	26.6%
Expected volatility in Russell 3000 Index	13.6%	12.8%	12.2%
Correlation between FICO and the Russell 3000 Index	59.8%	60.2%	55.9%
Risk-free interest rate	1.40%	1.25%	1.10%
Average expected dividend yield	0.07%	0.09%	0.14%
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
The following table summarizes the MSUs activity during fiscal 2017:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2016	142	$100.40
Granted	155	108.09
Released	(166)	89.09
Outstanding at September 30, 2017	131	$123.82
The weighted average fair value of the MSUs granted were $108.09, $100.63 and $101.85 during fiscal 2017, 2016 and 2015, respectively. The total intrinsic value of the MSUs that vested was $20.2 million, $9.2 million and $1.7 million during fiscal 2017, 2016 and 2015, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

15. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2017, 2016 and 2015:

	Year Ended September 30,
	2017	2016	2015
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$128,256	$109,448	$86,502
Denominator — share:
Basic weighted-average shares	30,862	31,129	31,402
Effect of dilutive securities	1,383	1,179	1,207
Diluted weighted-average shares	32,245	32,308	32,609
Earnings per share:
Basic	$4.16	$3.52	$2.75
Diluted	$3.98	$3.39	$2.65
The computation of diluted EPS excludes options to purchase approximately 8,000, 9,000, and 138,000 shares of common stock for fiscal 2017, 2016 and 2015, respectively, because the exercise prices of the options exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.
16. Related Party Transactions
We have a $10 million investment in convertible preferred stock of a private company. The company is developing a range of products focused on revenue cycle activities for hospitals and healthcare providers. Related party revenue was immaterial for the years ended September 30, 2017, 2016 and 2015. The accounts receivable balance from this company was not significant as of September 30, 2017 and 2016.
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
Years Ended September 30, 2017, 2016 and 2015

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
The following tables summarize segment information for fiscal 2017, 2016 and 2015:

	Year Ended September 30, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$348,861	$259,780	$44,019	$—	$652,660
Professional services	141,857	2,849	34,863	—	179,569
License	62,449	3,725	33,766	—	99,940
Total segment revenues	553,167	266,354	112,648	—	932,169
Segment operating expense	(393,667)	(54,436)	(123,466)	(104,998)	(676,567)
Segment operating income (loss)	$159,500	$211,918	$(10,818)	$(104,998)	$255,602
Unallocated share-based compensation expense					(61,222)
Unallocated amortization expense					(12,709)
Unallocated restructuring and acquisition-related expenses					(4,471)
Operating income					177,200
Unallocated interest expense, net					(25,790)
Unallocated other expense, net					(86)
Income before income taxes					$151,324
Depreciation expense	$15,857	$991	$4,783	$1,349	$22,980

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

	Year Ended September 30, 2016
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$328,472	$233,655	$43,792	$—	$605,919
Professional services	138,775	4,185	26,778	—	169,738
License	65,395	3,219	37,085	—	105,699
Total segment revenues	532,642	241,059	107,655	—	881,356
Segment operating expense	(364,371)	(55,975)	(111,315)	(110,612)	(642,273)
Segment operating income (loss)	$168,271	$185,084	$(3,660)	$(110,612)	239,083
Unallocated share-based compensation expense					(55,509)
Unallocated amortization expense					(13,982)
Operating income					169,592
Unallocated interest expense, net					(26,633)
Unallocated other income, net					1,610
Income before income taxes					$144,569
Depreciation expense	$11,852	$814	$3,657	$1,328	$17,651

	Year Ended September 30, 2015
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$320,596	$200,426	$43,210	$—	$564,232
Professional services	124,562	2,901	24,310	—	151,773
License	81,116	3,680	37,980	—	122,776
Total segment revenues	526,274	207,007	105,500	—	838,781
Segment operating expense	(366,666)	(55,793)	(111,850)	(89,744)	(624,053)
Segment operating income (loss)	$159,608	$151,214	$(6,350)	$(89,744)	214,728
Unallocated share-based compensation expense					(45,308)
Unallocated amortization expense					(13,673)
Unallocated restructuring and acquisition-related expenses					(18,242)
Operating income					137,505
Unallocated interest expense, net					(29,150)
Unallocated other income, net					883
Income before income taxes					$109,238
Depreciation expense	$13,861	$921	$3,087	$2,347	$20,216
Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2017, 2016 and 2015, the majority of which were derived from the sale of products and services within the banking (including consumer credit) industry:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

	Year Ended September 30,
	2017		2016		2015
	(Dollars in thousands)
Applications	$553,167	59%	$532,642	61%	$526,274	63%
Scores	266,354	29%	241,059	27%	207,007	25%
Decision Management Software	112,648	12%	107,655	12%	105,500	12%
Total	$932,169	100%	$881,356	100%	$838,781	100%
Within our Applications segment our fraud solutions accounted for 19%, 20% and 23% of total revenues in each of fiscal 2017, 2016 and 2015, respectively, our customer communication services accounted for 10%, 9% and 8% of total revenues in each of these periods, respectively; and our customer management solutions accounted for 8%, 9% and 9% of total revenues in each of these periods, respectively.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2017, 2016 and 2015:

	Year Ended September 30,
	2017		2016		2015
	(Dollars in thousands)
United States	$598,765	64%	$567,443	64%	$505,109	60%
United Kingdom	71,989	8%	86,485	10%	93,855	11%
Other countries	261,415	28%	227,428	26%	239,817	29%
Total	$932,169	100%	$881,356	100%	$838,781	100%
During fiscal 2017, 2016 and 2015, no individual customer accounted for 10% or more of our total revenues; however, we derive a substantial portion of revenues from our contracts with the three major credit reporting agencies, Experian, TransUnion and Equifax. Revenues collectively generated by agreements with these customers accounted for 20%, 19% and 16% of our total revenues in fiscal 2017, 2016 and 2015, respectively. At September 30, 2017 and 2016, no individual customer accounted for 10% or more of total consolidated receivables.
Our property and equipment, net, on a geographical basis are summarized below at September 30, 2017 and 2016:

	September 30,
	2017		2016
	(Dollars in thousands)
United States	$30,773	76%	$36,083	80%
United Kingdom	4,893	12%	3,769	8%
Other countries	5,037	12%	5,270	12%
Total	$40,703	100%	$45,122	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

18. Commitments
Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2017:

Year Ended September 30,	Future Minimum Lease Commitments
(In thousands)
2018	$23,787
2019	22,042
2020	13,414
2021	9,619
2022	9,104
Thereafter	22,790
Total	$100,756

Lease Commitments
The above amounts have contractual sublease commitments totaling $0.3 million for fiscal 2018 and fiscal 2019. We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $18.6 million, $17.6 million and $20.7 million during fiscal 2017, 2016 and 2015, respectively.
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
Years Ended September 30, 2017, 2016 and 2015

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
21. Supplementary Financial Data (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2017. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Quarter Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(In thousands, except per share data)
Revenues	$253,205	$230,986	$228,378	$219,600
Cost of revenues (1)	75,202	69,793	72,131	69,997
Gross profit	178,003	161,193	156,247	149,603
Net income	$40,044	$25,227	$25,084	$37,901
Earnings per share (2):
Basic	$1.31	$0.82	$0.81	$1.22
Diluted	$1.25	$0.78	$0.78	$1.16
Shares used in computing earnings per share:
Basic	30,534	30,914	31,017	30,989
Diluted	31,963	32,224	32,260	32,536

	Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(In thousands, except per share data)
Revenues	$235,824	$238,778	$206,678	$200,076
Cost of revenues (1)	74,298	66,384	62,298	62,193
Gross profit	161,526	172,394	144,380	137,883
Net income	$32,104	$34,987	$23,116	$19,241
Earnings per share (2):
Basic	$1.04	$1.12	$0.74	$0.62
Diluted	$1.00	$1.08	$0.72	$0.59
Shares used in computing earnings per share:
Basic	30,916	31,149	31,268	31,185
Diluted	32,221	32,313	32,262	32,436

(1)
Cost of revenues excludes amortization expense of $1.4 million, $1.7 million, $1.7 million, $1.7 million, $1.7 million, $1.8 million, $1.8 million and $1.9 million for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017, 2016 and 2015

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.
22. Subsequent Events
In October 2017, our Board of Directors approved a new stock repurchase program following the completion of a similar program that was approved in July 2016. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
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
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2017, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2018.
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
		59

Michael J. Pung	November 2010-present, Executive Vice President and Chief Financial Officer of the Company. August 2004-November 2010, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	54

Richard S. Deal	November 2015-present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007-November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-August 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	50

Wayne Huyard	November 2014-present, Executive Vice President of Sales, Services, and Marketing of the Company. January 2014-November 2014, Consultant to the Chief Executive Officer of the Company. September 2012-November 2014, Chief Executive Officer and President, TEXbase, Inc. March 2012-May 2012, General Manager of RightNow Technologies, Oracle Corporation. July 2010-February 2012, President and Chief Operating Officer, RightNow Technologies, Inc. May 2006-May 2010, Operations and Advisory Group Executive Leadership Team Member, Cerberus Capital Management L.P.	58

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	52

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	48

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	52

Stuart C. Wells	April 2012-present, Executive Vice President, Chief Technology Officer of the Company. June 2010- April 2012, Head of Global Professional Services and Support of the Company (Consultant). February 2009-June 2010, CEO, and Chairman of the Board, ScaleMP. January 2007-January 2009, Senior Vice President and President, Avaya, Inc. April 2005-December 2006, Executive Vice President, Utility Computing, Sun Microsystems.	61
The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2018.

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
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Meetings, Committees and Attendance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 28, 2018.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for 2017,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2018.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2018.

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

3.2
Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689))

10.1
Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 13, 2008 (file no. 001-11689))

10.2
Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010 (file no. 001-11689))

10.3
Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 (file no. 001-11689)) (1)

10.4
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)

10.5
Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2008 (file no. 001-11689)) (1)

10.6
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689)) (1)

10.7
Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended September 30, 2006 (file no. 001-11689)) (1)

10.8
Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689)) (1)

10.9
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002 (file no. 001-11689)) (1)

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

10.19	Letter Agreement dated November 5, 2014 by and between the Company and Wayne Huyard. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2014.) (1)

10.20
Form of Amendment to Letter Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)

10.21
Fair Isaac Corporation 2012 Long-Term Incentive Plan, as amended through February 24, 2016. (Incorporated by reference to Exhibit A of the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, filed with the SEC on January 20, 2016.) (1)

10.22
Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.23
Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.24
Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.25
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.26
Form of Employee Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.27
Form of Employee Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.28
Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.29
Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.30
Form of Employee Non Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.31
Form of Employee Non Statutory Stock Option Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.32
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.33
Form of Employee Restricted Stock Unit Award Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.34
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.35
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.36
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017.) (1)

10.37
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2017.) (1)

10.38
Form of Performance Share Unit Award Agreement (fiscal 2012 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.39
Form of Performance Share Unit Award Agreement (fiscal 2013 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.40
Form of Performance Share Unit Award Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)

10.41
Form of Performance Share Unit Award Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended September 30, 2015.) (1)

10.42
Form of Performance Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)

10.43
Form of Performance Share Unit Award Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.44
Form of Market Share Unit Agreement (fiscal 2014 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2013.) (1)

10.45
Form of Market Share Unit Agreement (fiscal 2015 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended September 30, 2015.) (1)

10.46
Form of Market Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)

10.47
Form of Market Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.48
Amended and Restated Credit Agreement dated December 31, 2014 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2014.)

10.49
First Amendment to Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association as administrative agent and the lenders thereto dated as of April 16, 2015. (Incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K filed on April 17, 2015.)

10.50
Commitment Increase Agreement and Second Amendment to Credit Agreement dated as of June 26, 2017 by and among Fair Isaac Corporation, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent (Incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2017.)

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
DATE: November 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 9, 2017
William J. Lansing

/s/ MICHAEL J. PUNG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 9, 2017
Michael J. Pung

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 9, 2017
Michael S. Leonard

/s/ A. GEORGE BATTLE	Director	November 9, 2017
A. George Battle

/s/ MARK W. BEGOR	Director	November 9, 2017
Mark W. Begor

/s/ BRADEN R. KELLY	Director	November 9, 2017
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 9, 2017
James D. Kirsner

/s/ MARC F. MCMORRIS	Director	November 9, 2017
Marc F. McMorris

/s/ JOANNA REES	Director	November 9, 2017
Joanna Rees

/s/ DAVID A. REY	Director	November 9, 2017
David A. Rey